Form 10QSB
period 1999-06-30
SPORTAN UNITED INDUSTRIES INC
filed 1999-08-26
CIK 1069308

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
_______________________________________________________________________________

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       SPORTAN UNITED INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

Commission file number: 000-25223

               Nevada                                      760333165
               ------                                      ---------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)


  3170 Old Houston Road, Huntsville, Texas                   77340
                                                             -----
  (Address of Principal Executive Office)                  (Zip Code)

                                 409-295-2726
                                 ------------
             (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]  No [X]


As of August 20, 1999 registrant had 7,000,000 shares of Common Stock outstanding.

                                    PART I

Item 1.   Financial Statements

SPORTAN UNITED INDUSTRIES, INC.
BALANCE SHEETS

                                                       June 30,
                                                         1999         September 30,
                                                      (Unaudited)         1998
                                                      ----------        --------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                            $   90,858        $  6,663
 Accounts receivable - trade, net of allowance for
   doubtful accounts of $12,051at June 30, 1999
   and $21,051 at September 30, 1998                     137,901         123,432
 Accounts receivable - stockholder and employees           2,152             433
 Inventory, net of valuation allowance of $0 at
   June 30, 1999 and $29,852 at September 30, 1998       152,543         525,247
 Prepaids                                                 14,942          13,292
                                                      ----------        --------
   TOTAL CURRENT ASSETS                                  398,396         669,067

PROPERTY AND EQUIPMENT
 Computer equipment and software                          48,695          47,367
 Furniture and fixtures                                   61,530          63,978
 Transportation equipment                                  7,820           7,820
                                                      ----------        --------
                                                         118,045         119,165
 Less:  accumulated depreciation and amortization         85,486          78,264
                                                      ----------        --------
   TOTAL PROPERTY AND EQUIPMENT                           32,559          40,901
                                                      ----------        --------

TOTAL ASSETS                                          $  430,955        $709,968
                                                      ==========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Drafts outstanding                                   $        -        $ 24,782
 Accounts payable                                        148,209         226,784
 Accounts payable - stockholder                                -          41,464
 Accrued expenses                                          9,421          17,816
 Notes payable - stockholders                             53,500          63,500
 Note payable - bank                                      10,000          95,000
                                                      ----------        --------
   TOTAL CURRENT LIABILITIES                             221,130         469,346

STOCKHOLDERS' EQUITY
 Preferred stock:
   No par value; 10,000,000 shares authorized,
     no shares issued and outstanding                          -               -
 Common stock, par value $.001; 50,000,000
   shares authorized. Shares issued and
   outstanding, 7,000,000 at June 30, 1999
   and September 30, 1998                                  7,000           7,000
 Additional paid-in capital                              246,263         246,263
 Accumulated deficit                                     (43,438)        (12,641)
                                                      ----------        --------
   TOTAL STOCKHOLDERS' EQUITY                            209,825         240,622
                                                      ----------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  430,955        $709,968
                                                      ==========        ========

                      See notes to financial statements.

SPORTAN UNITED INDUSTRIES, INC.
STATEMENTS OF OPERATIONS


                                     Nine Months Ended            Three Months Ended
                                          June 30,                      June 30,
                                --------------------------     --------------------------
                                   1999           1998            1999           1998
                                -----------    -----------     -----------    -----------
SALES                           $ 2,693,116    $ 2,380,352     $   955,181    $   730,338

COST OF SALES                     2,368,224      1,985,337         904,093        595,021
                                -----------    -----------     -----------    -----------

GROSS PROFIT                        324,892        395,015          51,088        135,317

OPERATING EXPENSES
  General and administrative        467,842        427,088         145,019        184,934
  Expense of private offering        86,600          9,002          44,116          4,897
                                -----------    -----------     -----------    -----------
   TOTAL OPERATING EXPENSES         554,442        436,090         189,135        189,831
                                -----------    -----------     -----------    -----------

LOSS FROM OPERATIONS               (229,550)       (41,075)       (138,047)       (54,514)

OTHER EXPENSE
  Interest expense                   (5,062)        (1,730)         (3,007)             -
  Miscellaneous expense              (2,920)        (4,296)           (491)             -
  Gain on sale of assets            206,735              -         204,202              -
                                -----------    -----------     -----------    -----------
   TOTAL OTHER EXPENSE              198,753         (6,026)        200,704              -
                                -----------    -----------     -----------    -----------

INCOME (LOSS) BEFORE FEDERAL
  INCOME TAXES                      (30,797)       (47,101)         62,657        (54,514)

FEDERAL INCOME TAXES                      -              -               -              -
                                -----------    -----------     -----------    -----------

NET INCOME (LOSS)               $   (30,797)   $   (47,101)    $    62,657    $   (54,514)
                                ===========    ===========     ===========    ===========

NET LOSS PER SHARE
  Basic                         $      (.01)   $      (.01)    $       .01    $      (.01)
                                ===========    ===========     ===========    ===========

  Diluted                       $      (.01)   $      (.01)    $       .01    $      (.01)
                                ===========    ===========     ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Basic                           6,159,167      5,985,000       7,000,000      5,985,000
                                ===========    ===========     ===========    ===========

  Diluted                         6,215,967      5,985,000       7,056,800      5,985,000
                                ===========    ===========     ===========    ===========

                      See notes to financial statements.

SPORTAN UNITED INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                1999         1998
                                                             (Unaudited)  (Unaudited)
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                     $  (30,797)  $  (47,101)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
 Depreciation                                                    13,748       13,557
 Gain on disposal of property and equipment                    (206,735)        (225)
 Stock issued as compensation                                         -          750
Changes in assets and liabilities:
 Accounts receivable                                            (47,928)      (1,019)
 Inventory                                                       52,664       62,567
 Prepaids and other assets                                       (1,650)      44,331
 Accounts payable                                               138,128      150,588
 Accounts payable - stockholder                                 (41,464)           -
 Accrued expenses                                                (8,395)      (5,356)
                                                             ----------   ----------
                                                               (101,632)     265,193
                                                             ----------   ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   (132,429)     218,092

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment                   344,279          500
 Cash paid for property and equipment                            (7,873)      (8,770)
                                                             ----------   ----------
   NET CASH USED IN INVESTING ACTIVITIES                        336,406       (8,270)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from line of credit                               (85,000)           -
 Principal payments on notes to stockholders                    (25,000)    (176,032)
 Net proceeds from notes to stockholders                         15,000            -
 Decrease in drafts outstanding                                 (24,782)           -
                                                             ----------   ----------
   NET CASH USED IN FINANCING ACTIVITIES                       (119,782)    (176,032)
                                                             ----------   ----------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                     84,195       33,790

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                              6,663       36,082
                                                             ----------   ----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                               $   90,858   $   69,872
                                                             ==========   ==========

NON-CASH FINANCING ACTIVITY
 Cash paid during the period for interest                    $    5,062   $    1,730
                                                             ==========   ==========

SPORTAN UNITED INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 AND SEPTEMBER 30, 1998


NOTE A - PRESENTATION

The balance sheet of the Company as of June 30, 1999, the related statements of operations and cash flows for the nine months ended June 30, 1999 and 1998 and the three months ended June 30, 1999 and 1998 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.


NOTE B - NATURE OF OPERATIONS AND ORGANIZATION

Sportan United Industries, Inc. (formerly Players Texas Sports, Inc.) (the Company) was incorporated on March 15, 1991 as Players Texas Sports, Inc., a subchapter S corporation. On March 30, 1998, the Board of Directors of Players Texas Sports, Inc. voted to change the name of the company to Sportan United Industries, Inc. and change the federal income tax filing status to a C corporation. The Company is a distributor of sports cards and memorabilia. The Company markets its distribution services primarily to retail outlets in the United States.


NOTE C - PREFERRED STOCK AND OUTSTANDING STOCK WARRANTS

Preferred Stock:  The Company is authorized to issue up to 10,000,000 shares of
---------------
preferred stock, no par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The issuance of any such preferred stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock.

Outstanding Stock Warrants:  At September 30, 1998 and June 30, 1999, the
--------------------------
Company had outstanding warrants to purchase 171,000 shares of the Company's common stock at prices ranging from $.01 to $.06 per share. The warrants became exercisable in 1998 and expire at various dates through 2003. At September 30, 1998 and June 30, 1999, 171,000 shares of common stock were reserved for that purpose.


NOTE D - SALE OF ASSETS

Historically, the Company has concentrated on the distribution of sports cards and memorabilia. In June 1999, the Company sold the sports cards and supplies segment of its product line. The Company: (i) sold its current inventory in sports cards and supplies at cost of $320,040, (ii) sold a portion of its accounts receivables of $31,741 (which includes a payment of $4,500 representing the purchase of $9,000 of past due accounts receivables), (iii) sold certain equipment for $5,000, (iv) transferred liabilities in the amount of $216,703 to the buyer, and (v) entered into a non-compete agreement for three years. The Company also received a payment of $344,279 in cash as consideration for the transaction. The Company utilized approximately $85,000 of the proceeds from the sale to repay a portion of its outstanding on its line of credit, approximately $25,000 to repay a loan, and utilized approximately $31,000 to repay certain accounts payable. The Company realized a gain on the sale of the product line of $204,201. Management estimates that the sold product line represents approximately 80% of its revenues.

Item 2.  Management's Discussion and Analysis

     Some of the statements contained in this Form 10-QSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     . the success or failure of management's efforts to implement their business strategy;

     . the ability of the Company to raise sufficient capital to meet operating requirements;

     . the ability of the Company to protect its intellectual property rights;

     . the ability of the Company to compete with major established companies;

     .    the effect of changing economic conditions;

     .    the ability of the Company to attract and retain quality employees;
          and

     .    other risks which may be described in future filings with the SEC.

     General

     The Company is a developing company incorporated in March 1991, but has experienced significant changes in its management and operations since the death of its founder, James R. Otteson, in October 1995. The Company's operating results have been declining since 1995. The Company's fiscal year was changed from December 31 to September 30 in 1997.

     The Company recognizes revenues from sales of sports memorabilia at the time of shipment. General and administrative costs are charged to expense as incurred. Property, plant and equipment are recorded at cost and depreciated using an appropriate accounting method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over the estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition.

     Recent Developments

     Historically the Company has concentrated on the distribution of sports cards and memorabilia. In June 1999, the Company sold the sports cards and supplies segment of its product line. The Company: (i) sold its current inventory in sports cards and supplies at cost of $320,040, (ii) sold a portion of its accounts receivables of $31,741 (which includes a payment of $4,500 representing the purchase of $9,000 of past due accounts receivables), (iii) sold certain equipment for $5,000, (iv) transferred liabilities in the amount of $216,703 to the buyer, and (v) entered into a non-compete agreement for three years, which prevents the Company from purchasing sports cards directly from wholesalers for a period of 3 years, and Jason G. Otteson, Jason R. Otteson, II, and Connie L. Logan each received $1,000 for an identical non-compete agreement. The Company also received a payment of $344,279 in cash as consideration for the transaction. The Company utilized approximately $85,000 of the proceeds from the sale to repay a portion of its outstanding on its line of credit, approximately $25,000 to repay a loan, and utilized approximately $31,000 to repay certain accounts payable. The Company realized a gain on the sale of the product line of $204,202. Management estimates that the sold product line represents approximately 80% of its revenues.

     Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

     Sales. Sales increased to $955,181 for the three months ended June 30, 1999 from $730,338 for the three months ended June 30, 1998, an increase of $224,843 or 31%. Cost of sales increased to $904,093 for the three months ended June 30, 1999 from $595,021 for the three months ended June 30, 1998, an increase of $309,072 or 52%. Gross profit decreased from $135,317 to $51,088, a decrease of $84,229 or 62%. The decrease in gross margins was attributable to the Company's sale discussed in "Recent Developments," in which the Company sold approximately $320,040 of merchandise at its cost.

     General and Administrative Expenses. General and administrative expenses decreased to $145,019 for the three months ended June 30, 1999 from $184,934 for the three months ended June 30, 1998, an decrease of $39,915 or 22%. Management believes the reduction in general and administrative expenses is due to reduced overhead expenses in connection with the Company divesting certain of its trading card product lines.

     Expense of Private Offering. The Company incurred expenses of $44,116 in connection with a private placement of common stock during the three months ended June 30, 1999 from $4,897 for the three months ended June 30, 1998, an increase of $39,219. The increase was due to the majority of the expenses in connection with the private placement occurring during the three months ended June 30, 1999.

     Other Income (Expense). The Company realized revenue from its covenant not to compete from its sale described in "Recent Developments" of $204,202, during the three months ended June 30, 1999.

     Net Income (Loss). The Company had net income of $62,657 for the three months ended June 30, 1999, as compared to a net loss of $54,514 for the three months ended June 30, 1998. The gain was due to the $204,202 of income realized from the Company's covenant not to compete discussed above, and the gain was realized despite an increase in operating losses realized during the three months ended June 30, 1999.

Nine Months Ended June 30, 1999 Compared to the Nine Months Ended June 30, 1998

     Sales. Sales increased to $2,693,116 for the nine months ended June 30, 1999 from $2,380,352 for the nine months ended June 30, 1998, an increase of $312,764 or 13%. Cost of sales increased to $2,368,224 for the nine months ended June 30, 1999 from $1,985,337 for the nine months ended June 30, 1998, an increase of $382,887 or 19%. Gross profit decreased from $395,015 to $324,892, a decrease of $70,123 or 18%. The decrease in gross margins was attributable to the Company's sale discussed in "Recent Developments," in which the Company sold approximately $320,040 of merchandise at its cost.

     General and Administrative Expenses. General and administrative expenses increased to $465,842 for the nine months ended June 30, 1999 from $427,088 for the nine months ended June 30, 1998, an increase of $38,754 or 9%. This increase is the result of increased legal and accounting fees incurred in connection with and in preparation for the Company's initial public filing with the Securities and Exchange Commission.

     Interest Expense. Interest expense increased to $5,062 for the nine months ended June 30, 1999 from $1,730 for the nine months ended June 30, 1998, an increase of $3,332 or 193%. The increase is due to the Company's increased borrowings under the Company's line of credit during the nine months ended June 30, 1999.

     Expense of Private Offering. The Company incurred expenses of $86,600 in connection with a private placement of common stock during the nine months ended June 30, 1999 from $9,002 for the nine months ended June 30, 1998, an increase of $77,598. The increase was due to the majority of the expenses in connection with the private placement occurring during the nine months ended June 30, 1999.

     Other Income (Expense). The Company realized revenue from its covenant not to compete from its sale described in "Recent Developments" of $204,202, during the nine months ended June 30, 1999.

     Net Loss. Net loss decreased to $30,797 for the nine months ended June 30, 1999 from $47,101 for the nine months ended June 30, 1998. The decrease of $16,304 was attributable to the factors discussed above.


     Liquidity and Capital Resources

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash used by operations of $132,429 for the nine months ended June 30, 1999, from cash provided by operations of $218,092 for the nine months ended June 30, 1998. The decrease is related to the sale discussed in "Recent Developments."

     Cash Flow from Investing Activities. The Company's net cash provided from investing activities during the nine months ended June 30, 1999 increased to $336,406 from $8,270 for the nine months ended June 30, 1998 due to the Company's sale of property and equipment during the nine months ended June 30, 1999 in connection with the transaction discussed in "Recent Developments".

     Cash Flow from Financing Activities. The Company's net cash flows used in financing activities for the nine months ended June 30, 1999 decreased to $119,782 from $176,032 for the nine months ended June 30, 1998. The decrease is due to the repayment of loans to stockholders during the nine months ended June 30, 1998 of $176,032, although the Company did make payments on its line of credit of $85,000 during the nine months ended June 30, 1999.

     Management believes that its working capital as of June 30, 1999, of $177,266 should enable the Company to continue its current operations for a period of more than one year. However, unforeseen costs could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. Management estimates its current monthly operating costs after the sale of its sports card product line are approximately $20,000. The Company does not have any other material commitments for capital expenditures. Management estimates that its current product sales will not raise sufficient profits to meet such operating costs, and the Company believes it will need to add additional product lines to increase revenues. In addition, unless the Company raises additional capital or realizes significant growth in its net income from the sale of sports memorabilia, its expansion plans will be materially impaired. The Company may raise additional capital through equity sales to fund its expansion plans in the last quarter of calendar year 1999. The Company can provide no assurance that it will be able to make such equity sales on terms favorable to the Company, if at all.

     The Company has established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At June 30, 1999, the Company had a balance of approximately $10,000 on the line of credit. There can be no assurance that the Company will be able to obtain additional funding from other external sources on suitable terms, if at all.

     The Company has borrowed from its stockholders $53,500 in the form of a note payable due on demand, at an annual interest rate of 5% with principal plus accrued interest to be paid on repayment. Presently, the stockholders do not intend to demand payment of the loan, which at June 1, 1999 had a balance of $59,965. The Company also borrowed from its stockholders an additional $10,000 in the form of a non-interest bearing note payable which was repaid in November 1998. There can be no assurance that these stockholder funds will be available in the future.

     The Company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the Company's common stock if any market develops. Results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, introduction of new products by the Company or its competitors, the variety of products distributed by the Company, the number and timing of the hiring of additional personnel, the timing of acquisitions, general competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods the Company's operating results will be below the expectations of the investor.

     Seasonality

     Sales of sports-related memorabilia products tend to be more constant, with sales peaks during holiday seasons and the then current sport season.

     Year 2000 Compliance

     The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

     In assessing the effect of the Year 2000 Problem, management determined that there existed two general areas that needed to be evaluated:

     .    Internal infrastructure and
     .    Supplier/third-party relationships.

     A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below.

     Internal Infrastructure.

     The Company is in the process of verifying that all of its personal computers and software are Year 2000 compliant. The Company is in the process of replacing or upgrading all items that have been found not to be Year 2000 compliant. The Company intends to determine if the software vendors of all of our critical applications have represented that their products are Year 2000 compliant. The costs related to these efforts are not expected to be in excess of $30,000.

     Suppliers/Third-Party Relationships.

     As mentioned above, the Company will be gathering information from vendor web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the Year 2000 Problem. The Company relies on its outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. The Company does not intend to independently evaluate the Year 2000 compliance of the systems utilized to supply these services. The Company has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the Company's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business.

     Contingency Plans.

     The Company has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. However, if it deems necessary, the Company may take the following actions:

     .    Accelerated replacement of affected equipment or software;
     .    Short to medium-term use of backup equipment and software;
     .    Increased work hours for Company personnel;
     .    Other similar approaches.

     If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business.

     Based on the actions taken to date as discussed above, the Company is reasonably certain that it has or will identify and resolve all Year 2000 Problems that could materially adversely affect its business and operations.

                                    PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1-5 are omitted.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  The following exhibits are to be filed as part of this Form 10-QSB:


     EXHIBIT NO.                 IDENTIFICATION OF EXHIBIT


      Exhibit 3.1/(1)/ Amended and Restated Articles of Incorporation of Sportan United Industries, Inc.

      Exhibit 3.2/(1)/           Bylaws of Sportan United Industries, Inc.

      Exhibit 3.3/(1)/           Common Stock Certificate, Sportan United
                                 Industries, Inc.

      Exhibit 10.1/(1)/          Sportan United Industries, Inc. 1999 Stock
                                 Option Plan

(1)  Filed previously on registration statement Form 10-SB SEC File No. 000-
     25513.

     (b)  There have been no reports filed on Form 8-K.

                                  SIGNATURES
                                  ----------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                        Sportan United Industries, Inc.


Date: August 26, 1999                   /s/ Jason G. Otteson
                                        --------------------
                                        Jason G. Otteson, Chief Executive
                                        Officer