Form 10QSB
period 1999-03-31
SPORTAN UNITED INDUSTRIES INC
filed 1999-08-27
CIK 1069308

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
________________________________________________________________________________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes [ ]  No [X]

As of July 6, 1999 registrant had 7,000,000 shares of Common Stock outstanding.

                                    PART I

Item 1.   Financial Statements

SPORTAN UNITED INDUSTRIES, INC.
BALANCE SHEETS

                                                                  March 31,
                                                                    1999           September 30,
                                                                 (Unaudited)           1998
                                                                 ----------        -------------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                       $    4,242          $    6,663
 Accounts receivable - trade, net of allowance for
   doubtful accounts of $21,051 at March 31, 1999
   and September 30, 1998                                           171,785             123,432
 Accounts receivable - stockholder and employees                      2,152                 433
 Inventory, net of valuation allowance of $0 at
   March 31, 1999 and $29,852 at September 30, 1998                 408,528             525,247
 Prepaids                                                            31,136              13,292
                                                                 ----------          ----------
   TOTAL CURRENT ASSETS                                             617,843             669,067

PROPERTY AND EQUIPMENT
 Computer equipment and software                                     50,328              47,367
 Furniture and fixtures                                              68,890              63,978
 Transportation equipment                                             7,820               7,820
                                                                 ----------          ----------
                                                                    127,038             119,165
 Less:  accumulated depreciation and amortization                    87,429              78,264
                                                                 ----------          ----------
   TOTAL PROPERTY AND EQUIPMENT                                      39,609              40,901
                                                                 ----------          ----------

TOTAL ASSETS                                                     $  657,452          $  709,968
                                                                 ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Drafts outstanding                                              $        -          $   24,782
 Accounts payable                                                   297,546             226,784
 Accounts payable - stockholder                                      16,540              41,464
 Accrued expenses                                                    22,698              17,816
 Notes payable - stockholders                                        78,500              63,500
 Note payable - bank                                                 95,000              95,000
                                                                 ----------          ----------
   TOTAL CURRENT LIABILITIES                                        510,284             469,346

STOCKHOLDERS' EQUITY
 Preferred stock:
   No par value; 10,000,000 shares authorized,
     no shares issued and outstanding                                     -                   -
 Common stock, par value $.001; 50,000,000
   shares authorized. Shares issued and
   outstanding, 7,000,000 at March 31, 1999
   and September 30, 1998                                             7,000               7,000
 Additional paid-in capital                                         246,263             246,263
 Retained earnings (deficit)                                       (106,095)            (12,641)
                                                                 ----------          ----------
   TOTAL STOCKHOLDERS' EQUITY                                       147,168             240,622
                                                                 ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  657,452          $  709,968
                                                                 ==========          ==========

                      See notes to financial statements.

SPORTAN UNITED INDUSTRIES, INC.
STATEMENTS OF OPERATIONS

                                            Three Months Ended                Six Months Ended
                                                  March 31,                       March 31,
                                         -------------------------       --------------------------
                                            1999           1998              1999          1998
                                         ----------     ----------       -----------    -----------
SALES                                    $  740,225     $  770,513       $ 1,737,935    $ 1,650,014

COST OF SALES                               618,189        584,349         1,464,131      1,390,316
                                         ----------     ----------       -----------    -----------

GROSS PROFIT                                122,036        186,164           273,804        259,698

OPERATING EXPENSES
  General and administrative                165,475        121,310           320,290        242,154
  Expense of private offering                20,050          4,105            42,484          4,105
                                         ----------     ----------       -----------    -----------
   TOTAL OPERATING EXPENSES                 185,525        125,415           362,774        246,259
                                         ----------     ----------       -----------    -----------

INCOME (LOSS) FROM OPERATIONS               (63,489)        60,749           (88,970)        13,439

OTHER EXPENSE
  Interest expense                                -              -            (2,055)        (1,730)
  Miscellaneous expense                       1,746          4,296            (2,429)        (4,296)
                                         ----------     ----------       -----------    -----------
   TOTAL OTHER EXPENSE                        1,746          4,296            (4,484)        (6,026)
                                         ----------     ----------       -----------    -----------

INCOME (LOSS) BEFORE FEDERAL
  INCOME TAXES                              (65,235)        56,453           (93,454)         7,413

FEDERAL INCOME TAXES                              -              -                 -              -
                                         ----------     ----------       -----------    -----------

NET INCOME (LOSS)                        $  (65,235)    $   56,453       $   (93,454)   $     7,413
                                         ==========     ==========       ===========    ===========

NET LOSS PER SHARE
  Basic                                  $     (.01)    $      .01       $      (.01)   $       .00
                                         ==========     ==========       ===========    ===========

  Diluted                                $     (.01)    $      .01       $      (.01)   $       .00
                                         ==========     ==========       ===========    ===========

WEIGHTED AVERAGE SHARES
 OUTSTANDING
  Basic                                   6,159,167      5,985,000         7,000,000      5,985,000
                                         ==========     ==========       ===========    ===========

  Diluted                                 6,215,967      5,985,000         7,056,800      5,985,000
                                         ==========     ==========       ===========    ===========


                      See notes to financial statements.

SPORTAN UNITED INDUSTRIES, INC.
STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                              March 31,
                                                                 -------------------------------
                                                                    1999                1998
                                                                 (Unaudited)         (Unaudited)
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                $   (93,454)        $     7,413
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
   Stock issued as compensation                                          -                   -
   Depreciation                                                        9,165               8,785
   Provision for bad debts                                               -                   -
   Gain on disposal of property and equipment                            -                  (225)
Changes in assets and liabilities:
   Accounts receivable                                               (50,072)             (1,971)
   Inventory                                                         116,719            (144,175)
   Prepaids and other assets                                         (17,844)             23,579
   Accounts payable                                                   70,762             376,405
   Accounts payable - stockholder                                    (24,924)                -
   Accrued expenses                                                    4,882               1,675
                                                                 -----------         -----------
                                                                     108,688             264,073
                                                                 -----------         -----------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                           15,234             271,486

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of property and equipment                          -                   500
   Cash paid for property and equipment                               (7,873)             (4,221)
                                                                 -----------         -----------
     NET CASH USED IN INVESTING ACTIVITIES                            (7,873)             (3,721)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from sale of stock                                       -                   -
   Net proceeds from line of credit                                      -                   -
   Principal payments on notes to stockholders                           -              (176,032)
   Net proceeds from notes to stockholders                            15,000                 -
   Increase (decrease) in drafts outstanding                         (24,782)                -
                                                                 -----------         -----------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                           (9,782)           (176,032)
                                                                 -----------         -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (2,421)             91,733

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                 6,663              36,082
                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                   $     4,242         $   127,815
                                                                 ===========         ===========
NON-CASH FINANCING ACTIVITY
   Cash paid during the period for interest                      $     2,055         $     1,730
                                                                 ===========         ===========


                      See notes to financial statements.

SPORTAN UNITED INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 AND SEPTEMBER 30, 1998

NOTE A - PRESENTATION

The balance sheet of the Company as of June 30, 1999, the related statements of operations and cash flows for the six months ended March 31, 1999 and 1998 and the three months ended March 31, 1999 and 1998 included in the financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period.

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

Outstanding Stock Warrants:  At September 30, 1998 and March 31, 1999, the
--------------------------
Company had outstanding warrants to purchase 171,000 shares of the Company's common stock at prices ranging from $.01 to $.06 per share. The warrants became exercisable in 1998 and expire at various dates through 2003. At September 30, 1998 and March 31, 1999, 171,000 shares of common stock were reserved for that purpose.

NOTE D - SUBSEQUENT EVENTS

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

     Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Sales. Sales decreased to $740,225 for the three months ended March 31, 1999 from $770,513 for the three months ended March 31, 1998, an decrease of $30,288 or 3.9%. Cost of sales increased to $618,189 for the three months ended March 31, 1999 from $584,349 for the three months ended March 31, 1998, an increase of $33,840 or 5.8%. Gross profit decreased from $186,164 to $122,036, an decrease of $64,128 or 34.4%. The decreases are the result of the Company cutting its prices in response to a weaker than expected market.

     General and Administrative Expenses. General and administrative expenses increased to $165,475 for the three months ended March 31, 1999 from $121,310 for the three months ended March 31, 1998, an increase of $44,165 or 36.4%. This increase is the result of increased legal and accounting fees incurred in connection with and in preparation for the Company's initial public filing with the Securities and Exchange Commission.

     Miscellaneous Expense. Miscellaneous expense decreased to $1,746 for the three months ended March 31, 1999 from $4,296 for the three months ended March 31, 1998, an increase of $2,550 or 59.4%. The decrease is due to the expense incurred by the Company in connection with it closing operations in Denver, Colorado and the transfer of its assets to other locations.

     Expense of Private Offering. The Company incurred expenses of $20,050 in connection with a private placement of common stock.

     Net Loss. Net loss increased to $65,235 for the three months ended March 31, 1999 from a net profit of $60,558 for the three months ended March 31, 1998. The increase of $125,793 was primarily attributable to the factors discussed above.

Six Months Ended March 31, 1999 Compared to the Six Months Ended March 31, 1998

     Sales. Sales increased to $1,737,935 for the six months ended March 31, 1999 from $1,650,014 for the six months ended March 31, 1998, an increase of $87,921 or 5.3%. Cost of sales increased to $1,464,131 for the six months ended March 31, 1999 from $1,390,316 for the six months ended March 31, 1998, a decrease of $73,815 or 5.3%. Gross profit increased from $273,804 to $259,698, an increase of $14,106 or 5.4%. The increases are a result of the Company adding additional novelty product lines, which tend to sell better during the holiday season.

     General and Administrative Expenses. General and administrative expenses increased to $362,774 for the six months ended March 31, 1999 from $246,259 for the six months ended March 31, 1998, an increase of $116,515 or 47.3%. This increase is the result of increased legal and accounting fees incurred in connection with and in preparation for the Company's initial public filing with the Securities and Exchange Commission.

     Interest Expense. Interest expense increased to $2,055 for the six months ended March 31, 1999 from $1,730 for the six months ended March 31, 1998, an increase of $325 or 19%. The increase is due to the Company's increased borrowings under the Company's line of credit in the aggregate amount of $95,000 as a result of the additional sales experienced by the Company in the period.

     Net Loss. Net loss increased to $93,454 for the six months ended March 31, 1999 from a net profit of $7,413 for the six months ended March 31, 1998. The increase of $100,867 was primarily attributable to the increase in general and administrative expenses discussed above.

     Liquidity and Capital Resources

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash provided by operations of $15,234 for the six months ended March 31, 1999, from cash provided by operations of $271,486 for the six months ended March 31, 1998. The decrease is the result of an increase in accounts receivable due to slower receipt of payments from customers and a decrease in accounts payable.

     Cash Flow from Investing Activities. The Company's net cash used in investing activities during the six months ended March 31, 1999 increased to $7,873 from $3,721 for the six months ended March 31, 1998 due to the Company's purchase of property and equipment during the six months ended March 31, 1999.

     Cash Flow from Financing Activities. The Company's net cash flows used in financing activities for the six months ended March 31, 1999 decreased to $9,782 from $176,032 for the six months ended March 31, 1998. The decrease is due to the repayment of loans to stockholders during the six months ended March 31, 1998.

     Management believes that working capital as of March 31, 1999 of $104,559 should enable the Company to continue its current operations for a period of approximately one year. However, unforeseen costs could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. Management estimates its current monthly operating costs after the sale of its sports card product line are approximately $20,000. The Company does not have any other material commitments for capital expenditures. Management estimates that its current product sales will not raise sufficient profits to meet such operating costs, and the Company believes it will need to add additional product lines to increase revenues. In addition, unless the Company raises additional capital or realizes significant growth in its net income from the sale of sports memorabilia, its expansion plans will be materially impaired. The Company may raise additional capital through equity sales to fund its expansion plans in the last quarter of calendar year 1999. The Company can provide no assurance that it will be able to make such equity sales on terms favorable to the Company, if at all.

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

/(1)/ Filed previously on registration statement Form 10-SB SEC File No. 000-25513.

       (b)  There have been no reports filed on Form 8-K.

                                  SIGNATURES
                                  ----------


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.


                                     Sportan United Industries, Inc.


Date:  August 27, 1999                  /s/ Jason G. Otteson
                                     -------------------------------------------
                                     Jason G. Otteson, Chief Executive Officer