Form 10KSB
period 1999-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2000-01-12
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For  the  fiscal  year  ended  September  30,  1999

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                         SPORTAN UNITED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-25513

                 Texas                                  76-0333165
                 -----                                  ----------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


    3170  Old Houston Road, Huntsville, Texas              77340
    -----------------------------------------              -----
   (Address of Principal Executive Office)               (Zip Code)


                                   409-295-2726
                                   ------------
              (Registrant's Telephone Number, Including Area Code)

Securities  registered  pursuant  to  Section  12(b)  of the Exchange Act:  None

Securities  registered  pursuant  to  Section 12(g) of the Exchange Act:  Common
Stock

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's  revenues  for  the 12 months ended September 30, 1999 were $2,901,829.

As of December 20, 1999 registrant had 7,000,000 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

ITEMS                                                                       PAGE


                                     PART I


ITEM  1.     DESCRIPTION  OF  BUSINESS. . . . . . . . . . . . . . . . . . . . .

ITEM  2.     DESCRIPTION  OF  PROPERTIES. . . . . . . . . . . . . . . . . . . .

ITEM  3.     LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . .

                                     PART II

ITEM  5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
             STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . .

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS. . . . . . . . . . . . . .

ITEM  7.     FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL  DISCLOSURE. . . . . . . . . . . . . .



                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
             CONTROL PERSONS;  COMPLIANCE  WITH  SECTION  16(A)
             OF  THE  EXCHANGE  ACT  OFFER. . . . . . . . . . . . . . . . . . .

ITEM  10.    EXECUTIVE  COMPENSATION. . . . . . . . . . . . . . . . . . . . . .


ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
             AND  MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . .

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS . . . . . . . .

ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . . . .

                                     PART I

     All references to Sportan United Industries, Inc. ("Company" or "Sportan") common stock reflect a 41.43455 for 1 forward stock split effected March 1998 (the "Common Stock").

FORWARD-LOOKING  STATEMENTS

     Some of the statements contained in this Form 10-KSB, discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

     - the success or failure of management's efforts to implement their business strategy;

     - the ability of the Company to raise sufficient capital to meet operating requirements;

     - the ability of the Company to protect its intellectual property rights;

     - the ability of the Company to compete with major established companies;

     -    the  effect  of  changing  economic  conditions;

     -    the  ability  of  the Company to attract and retain quality employees;
          and

     -    other  risks  which may be described in future filings with the SEC.


ITEM  1.   DESCRIPTION  OF  BUSINESS

     GENERAL

     The Company was founded in 1986. The Company is engaged in the distribution and sales of sports novelties, memorabilia, apparel and collectibles. The Company has been engaged in distributing sports related products for 15 years. The products are sports novelties, memorabilia, apparel and collectibles. The Company has recently modified its business strategy and has now entered the e-commerce market with the launch of its web site, "uglyfan.com."


     The  Company's  primary  marketing  segments  include:

     - Wholesale - Distributing product to brick and mortar retail storefronts.
     - Fulfillment - Distributing product for other online (sports and non-sports) companies.
     - Retail - Sales from several different online storefronts owned by Sportan.
     -    uglyfan.com  - The sports portal and flagship store owned by Sportan.
     -    Auctions  -  Sales  from  products  submitted  to  auction  sites.

     BUSINESS  STRATEGY

     The Company's goal is to become a leading fulfillment center for online sales of sports novelties and collectibles in America, and to promote its own Internet site to become a successful sports portal on the web. To accomplish this goal, management is committed to the highest standards in distributing diversified products to the sports/hobby industry in an aggressive, reliable, and ethical manner. The Company's strategy involves several key business objectives. Management's strategy is to establish the Company as the fulfillment firm of preference in the markets it serves, by acquiring new product lines and expanding to meet the needs of all customers. Management believes the key factor for success will be a strong and efficient marketing program. Management's goal is to increase market share by being the best choice for wholesale needs, fulfillment needs, and retail customer needs in the sports products market.

     PRODUCTS

     The Company distributes all types of sports memorabilia and collectibles. The sports collectibles industry includes:

     -    Sports  novelties,
     -    periodicals,
     -    apparel,
     -    hats,
     -    racing  items,
     -    autograph  memorabilia,
     -    artwork,
     -    posters,  and
     -    other  licensed  memorabilia  and  collectibles.

The Company does not have any agreements with manufacturers with respect to ordering the products it distributes. The Company orders products on an as needed basis based on its internal estimates. Although the Company does not foresee its inability to order products from manufacturers in the future, the Company can provide no assurance that it will be able to continue to order products on favorable terms from any of its manufacturers. The loss of one of the Company's manufacturers could limit the Company's ability to offer a wide variety of products to customers, which could damage the Company's trade name and have an adverse effect on its business.

     SALES  AND  MARKETING

     The Company distributes its products to retailers that sell to the end user, customers of online companies, customers of the Company's Internet retail store, and to customers from auction sites. Management believes the increased demand for sports collectibles and the emergence of e-commerce, means that:

     - retailers cannot afford to stock their inventory with all the products produced by a manufacturer,
     - online stores have no time, facilities, and experience in distributing sports products, and
     - the development of the online sports portal created by the Company will provide the Company with access to this market.

     Currently, the Company has one retail agreement and is currently negotiating more, although there is no assurance that it will be able to execute any other retail agreements. The retail agreement already established is with Gridiron.com, which the Company has exclusive rights for fulfillment of all products sold on site. The agreement with Gridiron.com expires in August 2000, but may be extended on a year-to-year basis by the mutual agreement of the parties. In addition, either party may terminate the agreement on 180 days notice.

      The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements. The Company conducts limited advertising in the trade magazine Card Trade for the traditional wholesale segment of the business. The Company is developing a market strategy for advertising the online sports portal. For the fulfillment portion of the business, most arrangements are made through personal contact.

     Sales of sports memorabilia and collectibles in general are influenced by the popularity of the sports to which the products or memorabilia relate. During 1994, Major League Baseball experienced a strike and the National Hockey League experienced a work stoppage. In 1998, the National Basketball Association also experienced a work stoppage. These labor disputes resulted in a loss of interest in these sports by many fans, which in turn triggered a significant and immediate reduction in memorabilia sales. There can be no assurance that similar labor disputes will not occur again or that the popularity of the sports for which the Company distributes sports memorabilia will not decline for other reasons. Further labor disputes or any such decline in popularity could have a material adverse effect on the Company's business.

     COMPETITION

     The Company competes with a few companies on distribution of some products. The Company believes the number of different product lines it offers makes it unique in the industry. The Company's main competition is from the manufacturers that produce the products it offers. The Company believes manufacturers have a significant competitive advantage in the traditional retail store front distribution. The retail store can buy direct but are often forced, at this time, to buy in large quantities. There is no assurance that manufacturers will not allow retailers to purchase smaller quantities of product in the future, which would reduce or eliminate the Company's advantage over such manufacturers.

     For the fulfillment and online segments, there is a threat of new entrants into the market because of the growth potential the Company believes this market has experienced and will continue to experience. The Company expects to compete with corporation with significantly greater financial and personnel resource than the Company. There is no assurance that the Company will be able to successfully compete in this market.

     The  Company  competes  based  on  a  number  of  factors,  such  as:

     -    customer  service  and  support,
     -    product  diversification,
     -    timely  and  reliable  delivery,  and
     -    price.

     Of these factors, the Company believes that product diversification is the most important factor in attracting new customers, while service is the most important factor in retaining customers. The Company believes that its ability to compete effectively in the industry requires sales and support organizations that are well versed in the various products distributed by the Company. Management's business strategy is to acquire a multitude of product lines, forming a one-stop distributor of novelty products, while expanding its reach to a national level through the Internet. The Company's ability to adequately execute its business strategy will be directly related to its level of capital. There is no assurance that the Company will be able to raise sufficient capital to fully execute its strategy.

     INSURANCE

     The Company has insurance covering risks incurred in the ordinary course of business, covering fire, theft and other destruction, in amounts management believes adequate for its needs. The Company does not maintain key-man life insurance on the life of Jason G. Otteson, president and chief executive officer of the Company. The Company believes its insurance coverage is adequate, but the loss of Mr. Otteson, for any reason, could have a material adverse effect on the prospects of the Company.

     FACILITIES

     The Company's headquarters facility, which includes its principal administrative offices, is located at 3170 Old Houston Road, Huntsville, Texas

77340. These premises are leased from Jason G. Otteson and consist of approximately 12,000 square feet. The lease expires on September 30, 2000 and the monthly rental is $2000.

     EMPLOYEES

     As of January 3, 2000, the Company employed sixteen persons, six of whom are full-time employees, and ten part-time employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be very satisfactory. To date the Company does not have any employment agreements with its officers, directors, or employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     The Company's headquarters facility, which includes its principal administrative offices, is located at 3170 Old Houston Road, Huntsville, Texas 77340. These premises are leased from Jason G. Otteson and consist of approximately 12,000 square feet. The lease expires on September 30, 2000 and the monthly rental is $2000.

ITEM  3.   LEGAL  PROCEEDINGS

     None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Currently, there is no public trading market for the company's securities and there can be no assurance that any market will develop. If a market develops for the company's securities, it will likely be limited, sporadic and highly volatile. The Company has submitted its application to be listed on the OTC Electronic Bulletin Board.

     It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors that the Board of Directors may deem relevant. The Company has not paid any dividends during the last two fiscal years and does not anticipate paying any cash dividends in the foreseeable future.

     The following information sets forth certain information for all securities the Company sold within the past three years, without registration under the Act.

     Between April 1998 and August 1998, the Company issued 1,000,000 shares of Common Stock at a purchase price of $0.05 per share. The issuance was made pursuant to Rule 504 promulgated under the Act. In connection with the offering, the Company paid a cash sales commission of $5,000, a non-accountable expense allowance of $1,500, and issued warrants to purchase 100,000 shares of Common Stock at an exercise price of $0.06 per share to the underwriters, Di Paulo Securities, Ltd. The Company believes the transaction was exempt from registration pursuant to Section 4(2) of the Act.

     In August 1998, the Company issued warrants to purchase 71,000 shares of Common Stock at an exercise price of $0.01 per share to Brewer & Pritchard, P.C. The Company believes the transaction was exempt from registration pursuant to
Section  4(2)  of  the  Act.

     In April 1998, the Company issued 15,000 shares of Common Stock to current and former officers and directors, Messrs. Rodriguez, Strader, and Westbrook, for services rendered. The Company believes the transaction was exempt from registration pursuant to Section 4(2) of the Act.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     GENERAL

     The Company was incorporated in March 1991, but has experienced significant changes in its management and operations since the death of its founder, James
R. Otteson, in October 1995. The Company's operating results have been declining since 1995. The Company's fiscal year was changed from December 31 to September 30 in 1997.

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

     Historically, the Company has concentrated on the distribution of sports cards. In June 1999, the Company sold the sports cards and supplies portion for net cash of $344,279, plus assumption by the buyer of $216,703 in related accounts payable. The sales price included transfer of $320,040 in inventory, $31,741 in accounts receivable, $2,300 in equipment, their St. Louis warehouse lease, and a 3-year non-compete agreement with the Company and 3 key officers valued at $206,901. The net gain recognized in 1999 was 206,903. The proceeds were used to retire $85,000 in bank debt and $55,000 in related party debt, with the balance used to fund current operating losses. Management estimates that trading cards accounted for 80% of its past revenues.

     RESULTS  OF  OPERATIONS

Year  Ended  September  30,  1999  Compared to the Year Ended September 30, 1998

     Revenues. For the year ended September 30, 1999, revenues decreased to $2,901,829 from $3,057,734 during the year ended September 30, 1998. The decrease of $155,905 or 5% was attributable to the sale of its trading card business which represented approximately 80% of its revenues. For the year ended September 30, 1999, gross margins decreased to $363,104 from $453,331 during the year ended September 30, 1998.

     Cost of Sales. For the year ended September 30, 1999, cost of sales decreased to $2,538,725 from $2,604,403 during the year ended September 30, 1998. The decrease of $65,678 or 3% was primarily attributable to the sale of merchandise and inventory of the trading card business.

     General and Administrative Expenses. For the year ended September 30, 1999, general administrative expenses increased to $685,812 from $569,931 during the year ended September 30, 1998. The increase of $115,881 or 20% was partially attributable to the increase in offering expenses, increased legal and accounting fees incurred in connection with and in preparation for the Company's initial public filing with the Securities and Exchange Commission, and contract labor used in determining the Company's year 2000 readiness.

     Net Loss. For the year ended September 30, 1999, the Company's net loss increased to $178,248 from $129,304 during the year ended September 30, 1998. The increase of $48,944 or 38% was attributable to the decrease in revenues and the increase in general and administrative expenses discussed above.

     Historical  Cash  Flows

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash provided by operations of $149,177 for the year ended September 30, 1999, and cash used in operations of $66,363 for the year ended September 30, 1998. The increase was primarily attributable to net operating losses for both years, offset in fiscal 1999 by the sale of inventory in connection with the sale of the Company's trading card business.

     Cash Flow from Investing Activities. The Company's net cash used in investing activities for the year ended September 30, 1999 decreased to $2,368 from $8,270 for the year ended September 30, 1998. The decrease was due to the Company's sale of property and equipment in connection with the sale of the Company's trading card business in fiscal 1999.

     Cash Flow from Financing Activities. The Company's net cash flows used in financing activities for the year ended September 30, 1999 was $134,982, compared to net cash flows provided in financing activities of $45,214 for the year ended September 30, 1998. In fiscal 1999, cash used in financing activities consisted primarily of repayments on the Company's line of credit, repayments of principal on notes to stockholders, and repayment of stockholder advances to the Company. In fiscal 1998, cash provided in financing activities consisted primarily of proceeds from the Company's line of credit, proceeds from the sale of common stock, stockholder advances to the Company, and proceeds from notes to stockholders, which was partially offset by the repayment of principal on notes to stockholders.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     Management believes that working capital as of September 30, 1999 of $35,534 should enable the Company to continue its current operations for approximately the next six months. However, unforeseen costs could shorten the period during which the current working capital may be expected to satisfy the Company's capital requirements. Management estimates its current monthly operating costs are approximately $50,000. Management expects to finance year 2000 operating deficits with through additional vendor credits. In December 1999, the Company updated its computer systems, financing approximately $30,000 in computer hardware. The Company does not have any other material commitments for capital expenditures. Management estimates that its current product sales will not raise sufficient profits to meet its operating costs, and the Company believes it will need to add additional product lines to increase revenues. The Company may raise additional capital through equity sales to fund its business strategy. The Company can provide no assurance that it will be able to make such equity sales on terms favorable to the Company, if at all. If the Company is able to raise funding through the sale of equity, it will result in additional dilution to the Company's stockholders.

     The Company has established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At September 30, 1999, the Company had a balance of approximately $10,000 on the line of credit. At October 31, 1998, the Company had borrowed $90,000 in the form of a note payable due on demand, at an annual interest rate of 9.5% with principal plus accrued interest payments beginning March 1999. The note payable is collateralized by all accounts receivable and inventory of the Company. There can be no assurance that the Company will be able to obtain additional funding from other external sources on suitable terms, if at all.

     The Company still owes stockholders $53,500 in the form of a note payable due on demand, at an annual interest rate of 5% with principal plus accrued interest to be paid on repayment. There can be no assurance that additional stockholder funds will be available in the future.

     The Company may in the future experience significant fluctuations in its results of operations. Such fluctuations may result in volatility in the price and/or value of the Company's common stock if any market develops. Results of operations may fluctuate as a result of a variety of factors, including demand for the Company's products, introduction of new products by the Company or its competitors, the variety of products distributed by the Company, the number and timing of the hiring of additional personnel, the timing of acquisitions, general competitive conditions in the industry, and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods the Company's operating results will be below expectations.

     SEASONALITY

     Sales of sports-related memorabilia products tend to be more constant, with sales peaks during holiday seasons and the then current sport season.

     YEAR  2000  COMPLIANCE

     Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the year 2000, it cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its year 2000 compliance and the year 2000 compliance of its suppliers and customers.

     In assessing the effect of the year 2000 problem, management determined that there existed two general areas that needed to be evaluated:

     -    Internal  infrastructure  and
     -    Supplier/third-party  relationships.

     A discussion of the various activities related to assessment and actions resulting from those evaluations is set forth below.

     INTERNAL  INFRASTRUCTURE.

     The Company verified that all of its personal computers and software are Year 2000 compliant. The Company replaced or upgraded all items that were not to Year 2000 compliant. The costs related to these efforts were not material.

     SUPPLIERS/THIRD-PARTY  RELATIONSHIPS.

     The Company relies on its outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. Although the Company has not experienced any delays or interruptions in its service, it has received any assurance of compliance from the providers of these services. Any failure of these third-parties to resolve year 2000 problems with their systems could have a material adverse effect on the Company's operations.

     CONTINGENCY  PLANS.

     Based on the above actions, the Company has not developed a formal contingency plan to be implemented as part of its efforts to identify and correct year 2000 problems affecting our internal systems. However, if it deems necessary, the Company may take the following actions:

     -    Accelerated  replacement  of  affected  equipment  or  software;
     -    Short  to  medium-term  use  of  backup  equipment  and  software;
     -    Increased  work  hours  for  Company  personnel;
     -    Other  similar  approaches.

     If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on its business.

     Based on the actions taken to date, and the lack of any problems to date, the Company is reasonably certain that it has identified and resolved all year 2000 problems that could hurt its business.

ITEM  7.  FINANCIAL  STATEMENTS

     Our financial statements, commencing on page F-1 have been audited by Malone & Bailey, PLLC, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information was "previously reported," as defined in Rule 12b-2 of the Securities Exchange Act of 1934, in its Form 8-K dated November 29, 1999, as amended on December 14, 1999.

                                    PART III


ITEMS  9  TO  12  INCLUSIVE.

     These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to January 28, 2000, the Company will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following exhibits are to be filed as part of this Form 10-KSB:


     EXHIBIT  NO.          IDENTIFICATION  OF  EXHIBIT
                            ---------------------------

     Exhibit 3.1(1) Amended and Restated Articles of Incorporation of Sportan United Industries, Inc.
     Exhibit 3.2(1)    Bylaws  of  Sportan  United  Industries,  Inc.
     Exhibit 4.1(1)    Common Stock Certificate, Sportan United Industries, Inc.
     Exhibit 10.1(1)   Sportan United Industries, Inc. 1999 Stock Option Plan
     Exhibit 10.2(3)   Lease  Agreement
     Exhibit 16.1(2)   Letter  on  change  in  certifying  accountant
     Exhibit 23.1(3)   Consent  of  Malone  &  Bailey,  PLLC
     Exhibit 27.1(3)   Financial  Data  Schedule
____________________

(1)     Filed  previously  on  registration  statement  Form  10-SB SEC File No.
        000-25513.
(2)     Filed  previously  on current report Form 8-K/A SEC File No. 000-25513.
(3)     Filed  herewith.

     (b) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Sportan  United  Industries,  Inc.


                              By:    /s/  Jason  G.  Otteson
                                  --------------------------
                              Jason G. Otteson, Chairman of the Board, President, Chief Executive Officer, and Treasurer


                           ---------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                         Date
---------                         -----                         ----



/s/ Jason G. Otteson    Chairman of the Board, President,       January 12, 2000
----------------------  Chief Executive Officer, and Treasurer
    Jason G. Otteson


/s/ Brian E. Rodriguez  Director                                January 12, 2000
----------------------
    Brian E. Rodriguez

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
  Sportan  United  Industries,  Inc.
  Huntsville,  Texas

We have audited the accompanying balance sheet of Sportan United Industries, Inc. as of September 30, 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportan United Industries, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The financial statements of Sportan United Industries, Inc. as of September 30, 1998, were audited by other auditors whose report dated December 30, 1998 expressed an unqualified opinion on those statements.




MALONE  &  BAILEY,  PLLC
Houston,  Texas




December  16,  1999

                       SPORTAN UNITED INDUSTRIES, INC.
                                BALANCE SHEET
                             September 30, 1999


ASSETS
Current Assets
  Cash                                                          $  18,490
  Accounts receivable, net of allowance
    for doubtful accounts of $64,450                               63,463
  Accounts receivable-stockholder and employees                    10,235
  Inventory, net of valuation allowance of $0                     265,256
                                                                ----------

    Total Current Assets                                          357,444
                                                                ----------

Property and Equipment, net of $90,699
  accumulated depreciation                                         26,840
                                                                ----------

    TOTAL ASSETS                                                $ 384,284
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                              $ 219,110
  Accounts payable to stockholder                                   1,482
  Accrued expenses                                                 37,818
  Notes payable to stockholders                                    53,500
  Note payable to bank                                             10,000
                                                                ----------

    Total Current Liabilities                                     321,910
                                                                ----------

STOCKHOLDERS' EQUITY

  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 7,000,000 issued and outstanding                    7,000
  Paid in capital                                                 246,263
  Retained earnings (deficit)                                    (190,889)
                                                                ----------

    Total Stockholders' Equity                                     62,374
                                                                ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 384,284
                                                                ==========

      See summary of accounting policies and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 1999 and 1998


                                                       1999         1998
                                                    -----------  -----------
Revenues                                            $2,901,829   $3,057,734

Cost of Sales                                        2,538,725    2,604,403
                                                   -----------  -----------

Gross Margin                                           363,104      453,331

Operating Expenses
  General and administrative                           685,812      569,931
  Bad debts                                             44,661
                                                    -----------  -----------

    Total Operating Expenses                           730,473      569,931
                                                    -----------  -----------

    Operating Loss                                   ( 367,369)   ( 116,600)

Other Income and (Expense)
  Gain on sale of facility                             206,901
  Interest expense                                   (  13,950)   (   5,141)
  Miscellaneous expense                              (   3,830)   (   7,563)
                                                    -----------  -----------

    Total Other Income (Expense)                       189,121    (  12,704)
                                                    -----------  -----------

    NET (LOSS)                                      $( 178,248)  $( 129,304)
                                                    ===========  ===========

Net (loss) per common share                         $(     .02)  $(     .02)

Weighted average common shares
  Outstanding                                        7,000,000    6,159,167
                                                    ===========  ===========

      See summary of accounting policies and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the Years Ended September 30, 1999 and 1998


                                                        Retained
                                                        Earnings
                        Shares      Amount    Capital   (Deficit)    Totals
                      ----------  ----------  --------  ----------  --------
Balances at
  September 30,       5,985,000   $   5,985   $196,528  $ 116,663   $319,176
  1997

Issuance of stock
  to employees           15,000          15        735                   750

Proceeds from sale
  of stock            1,000,000       1,000     49,000                50,000

Net loss                                                 (129,304)  (129,304)
                      ----------  ----------  --------  ----------  --------

Balances at
  September 30,1998   7,000,000       7,000    246,263   ( 12,641)   240,622

Net loss                                                 (178,248)  (178,248)
                      ----------  ----------  --------  ----------  --------

Balances at
  September 30, 1999  7,000,000   $   7,000   $246,263  $(190,889)  $ 62,374
                      ==========  ==========  ========  ==========  ========

      See summary of accounting policies and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 for the Years Ended September 30, 1999 and 1998


                                                              1999        1998
                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                               $(178,248)  $(129,304)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                            19,127      18,330
      Securities issued for services                                         750
      (Gain) on disposal of property and equipment          (  2,699)   (    226)
    Net (increase) decrease in:
      Accounts receivable                                     59,969       5,276
      Inventory                                              259,990    ( 81,308)
      Other current assets                                     3,489      31,039
    Net increase (decrease) in:
      Accounts payable                                      ( 32,453)     75,232
      Accrued expenses                                        20,002      13,848
                                                           ----------  ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             149,177    ( 66,363)
                                                           ----------  ----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                 5,000         500
  Cash paid for property and equipment                      (  7,368)   (  8,770)
                                                           ----------  ----------

NET CASH (USED) BY INVESTING ACTIVITIES                     (  2,368)   (  8,270)
                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of stock                                         50,000
  Net proceeds (repayments)from line of credit              ( 85,000)     95,000
  Principal payments on notes to stockholders               ( 10,000)   (189,532)
  Net proceeds from notes to stockholders                                 23,500
  Net increase (decrease) in stockholder advances
    to the company                                          ( 39,982)     41,464
  Increase in drafts outstanding                                          24,782
                                                           ----------  ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (134,982)     45,214
                                                           ----------  ----------

NET INCREASE IN CASH                                          11,827    ( 29,419)

CASH BALANCES
  -Beginning of period                                         6,663      36,082
                                                           ----------  ----------

  -End of period                                           $  18,490   $   6,663
                                                           ==========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                                    $   5,589   $   5,140
  Income taxes paid in cash                                $       0   $       0

      See summary of accounting policies and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of operations and organization: Sportan United Industries, Inc. (formerly Players Texas Sports, Inc.) (the Company) was incorporated on March 15, 1991, as Players Texas Sports, Inc., a subchapter S corporation. On March
30, 1998, the Board of Directors of Players Texas Sports, Inc. voted to change the name of the company to Sportan United Industries, Inc. and change the federal income tax filing status to a C corporation. The Company is a distributor of sports novelties and memorabilia. The Company markets its distribution services primarily to retail outlets in the United States.

Cash and cash equivalents: For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts: Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Inventory: Inventory is stated at the lower of cost (determined by the specific identification method) or market.

Property and Equipment: Property and equipment are stated at cost. The Company depreciates property and equipment by the straight-line method over the estimated useful lives of the related assets as follows:


Computer  equipment                   5  years            $  73,864
Furniture  and  fixtures              5-10 years             35,854
Transportation  equipment             5-7 years               7,821
                                                          ---------
                                                            117,539
     Less accumulated depreciation                        (  90,699)
                                                          ---------
                                                          $  26,840
                                                          =========

Revenue Recognition: Revenues are recognized as goods are shipped from the Company's warehouse. Shipments directly to customers from a third party vendor are recognized at time of shipment from vendor.

Federal Income Taxes: Since March 30, 1998, the Company reports federal income taxes as a C corporation and uses the liability method in accounting for income taxes, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect future tax returns. Deferred tax assets and liabilities are adjusted for tax rate changes in the year changes are enacted. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's tax returns.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

Prior to conversion to a "C" corporation, the income or loss of the Company flowed through to its stockholders. Accordingly, no provision has been made for federal income taxes for periods prior to March 30, 1998.

Use of Estimates: The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications were made to prior year amounts to conform to the current year presentation.


NOTE  B  -  BANK  CREDIT  LINE  ARRANGEMENT

The Company presently has a credit line of up to $100,000 at First National Bank of Huntsville secured by substantially all assets, accounts receivable and inventory with interest at the bank's prime commercial rate, and maturing March 2000. The Company's outstanding balance on this line as of September 30, 1999, was $10,000.


NOTE  C  -  INCOME  TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999, are as follows:

          Deferred  tax  assets:
            Net  operating  loss  carryforward           $  81,600
            Allowance  for  doubtful  accounts              21,900
          Less:  valuation allowance                      (103,500)
                                                         ---------

          Net current deferred tax assets (liability)            0
                                                         =========

The Company has net operating loss carryforwards of approximately $240,000 as of September 30, 1999, which expire through year 2019.


NOTE  D  -  OPERATING  LEASES

The Company rents its principal facility from a stockholder of the Company (see Note E). During the year, the Company also paid rent on an ancillary facility.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  D  -  OPERATING  LEASES  (Continued)

Total rent expense under all lease agreements amounted to approximately $36,350 and $43,000 for the years ended September 30, 1999 and 1998, respectively.


NOTE  E  -  RELATED  PARTY  TRANSACTIONS

The Company is involved in various transactions with stockholders or officers of the Company. The transactions and amounts incurred with these individuals are detailed as follows:

                                                     Year Ended    Year Ended
                                                     September     September
                                                        1999         1998
                                                     ----------    ----------
             Transaction:
               Rent-principal  facility                $22,140       $22,140
               Purchase  of  inventory                 $36,537       $43,391
               Interest                                $ 8,362       $ 5,141


Notes payable to stockholders consist of the following:

Notes payable to two stockholders bearing interest
     at 5%  annually,  balance is due  on  demand.
     Interest  is  being  accrued.                     $53,500


NOTE  F  -  STOCK  SPLIT  CHANGING  PAR  VALUE  OF  STOCK

On March 30, 1998, the Board of Directors authorized a 41.43455-for-1 stock split and a reduction of par value from $.10 to $.001, thereby increasing the number of issued and outstanding shares to 5,985,000, and decreasing the par value of each share to $.001. The effect of the change is reflected in the Statements of Shareholder Equity retroactively to September 30, 1997.


Note  G  -  PREFERRED  STOCK,  OUTSTANDING  STOCK  WARRANTS,  AND  OPTIONS

Preferred Stock: The Company is authorized to issue up to 10,000,000 shares of preferred stock, no par value per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, redemption rights and sinking fund provisions. The issuance of any such preferred stock could adversely affect the rights of the holders of Common Stock and, therefore, reduce the value of the Common Stock.

Outstanding Stock Warrants: At September 30, 1999, the Company had outstanding warrants to purchase 171,000 shares of the Company's common stock at prices ranging from $.01 to $.06 per share. The warrants became exercisable in 1998 and expire at various dates through 2003. At September 30, 1999, 171,000 shares of common stock were reserved for that purpose.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


Note  G  -  PREFERRED  STOCK, OUTSTANDING STOCK WARRANTS, AND OPTIONS(Continued)

Stock Option Plan: Effective March 1, 1999, the Company adopted a stock option plan. Under the plan, the Company may award options for up to 1,000,000 shares of common stock to eligible key employees and certain non employee consultants and directors. As of September 30, 1999, no options had been issued pursuant to this plan.


NOTE  H  -  MAJOR  CUSTOMERS  AND  VENDORS

During the year ended September 30, 1999, the Company purchased $355,381, or 31% of total expenditures from Riddell. No other vendor or customer accounted for greater than 10% of total expenditures or revenues.


NOTE  I  -  SALE  OF  ST.  LOUIS  WAREHOUSE

In June 1999, the Company sold its St. Louis, Missouri warehouse and accompanying trading card inventories located in both St. Louis and the Company's Huntsville, Texas corporate headquarters for $344,279 plus assumption of $216,703 in related accounts payable. Included with this sale was the agreement by the Company and its officers not to compete with the buyer in the sale of trading cards for a 3 year period in an 18 state geographic area roughly comprising the South and Midwest. In connection with this sale, a $206,901 gain was recognized in the current year.