Form 10KSB/A
period 1999-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2000-01-28
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A

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


Signature                         Title                         Date
---------                         -----                         ----



/s/ Jason G. Otteson    Chairman of the Board, President,       January 12, 2000
----------------------  Chief Executive Officer, and Treasurer
    Jason G. Otteson


/s/ Brian E. Rodriguez  Director                                January 12, 2000
----------------------
    Brian E. Rodriguez

                          Independent Auditors' Report
                          ----------------------------


Board  of  Directors
Sportan  United  Industries,  Inc.
Huntsville,  Texas


We have audited the accompanying statements of operations, changes in stockholders' equity, and cash flows of Sportan United Industries, Inc. for the year ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Sportan United Industries, Inc. for the year ended September 30, 1998 in conformity with generally accepted accounting principles.


/S/ MANN  FRANKFORT  STEIN  &  LIPP,  P.C.


Houston,  Texas
December  30,  1998

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




/S/ MALONE  &  BAILEY,  PLLC
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