Form 10QSB
period 1999-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2000-02-18
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB
--------------------------------------------------------------------------------

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For  the  quarterly  period  ended  December  31,  1999

[   ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934


                         SPORTAN UNITED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-25223

               Texas                                    760333165
               -----                                    ---------
   (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)


      3170 Old Houston Road, Huntsville, Texas                        77340
      ----------------------------------------                        -----
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

Yes  [X]  No  [  ]


As of January 20, 2000, registrant had 7,035,000 shares of Common Stock outstanding.

                                  PART  I

ITEM  1.   FINANCIAL  STATEMENTS


SPORTAN  UNITED  INDUSTRIES,  INC.
BALANCE  SHEET

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                             $   6,531
   Trade accounts receivable, net of
      allowance for doubtful accounts of $62,994            86,668
    Stockholder & employee receivables                      13,216
   Inventory                                               350,669
                                                         ----------

  Total current assets                                     457,084
                                                         ----------

PROPERTY AND EQUIPMENT, net
       of $84,150 accumulated depreciation                  38,587

OTHER ASSETS                                                   715

  TOTAL ASSETS                                           $ 496,386
                                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Trade accounts payable                                $ 336,450
   Accrued expenses                                         27,847
   Notes payable to stockholders                            53,500
   Note payable to bank                                     99,000

  Total current liabilities                                516,797
                                                         ----------

STOCKHOLDERS' EQUITY:
Common stock: par value, $.001; 50,000,000 shares
   authorized, 7,035,000 shares issued and outstanding       7,035
Additional paid-in capital                                 259,228
Retained earnings (deficit)                               (286,674)
                                                         ----------
  Total stockholders' equity                               (20,411)
                                                         ----------

  TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                $ 496,386
                                                         ==========

            See  notes  to  financial  statements.


SPORTAN  UNITED  INDUSTRIES,  INC.
STATEMENTS  OF  OPERATIONS

                                         Three Months Ended
                                            December 31,
                                     ------------------------
                                        1999         1998
                                     -----------  -----------
SALES                                $  250,770   $  997,710

COST OF SALES                           189,114      845,942
                                     -----------  -----------

GROSS PROFIT                             61,656      151,768

OPERATING EXPENSES
   General and administrative           155,878      177,249
        TOTAL OPERATING EXPENSES        155,878      177,249
                                     -----------  -----------

INCOME (LOSS) FROM OPERATIONS           (94,222)     (25,481)

OTHER INCOME (EXPENSE)
   Interest expense                      (2,256)      (2,055)
   Miscellaneous income (expense)           693         (683)
       TOTAL OTHER INCOME (EXPENSE)      (1,563)      (2,738)
                                     -----------  -----------

INCOME (LOSS) BEFORE FEDERAL
   INCOME TAXES                         (95,785)     (28,219)

FEDERAL INCOME TAXES                          -            -
                                     -----------  -----------

NET INCOME (LOSS)                    $  (95,785)  $  (28,219)
                                     ===========  ===========

NET LOSS PER SHARE                       (0.014)      (0.004)
                                     ===========  ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                        7,011,667    7,000,000
                                     ===========  ===========

               See notes to financial statements.


SPORTAN  UNITED  INDUSTRIES,  INC.
STATEMENTS  OF  CASH  FLOWS

                                                      Three Months Ended December 31,
                                                           ---------------------
                                                             1999        1998
                                                           ---------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $(95,785)  $ (28,219)
                                                           ---------  ----------

Adjustments to reconcile net income to net cash provided
by operating activities:
  Depreciation and amortization                               3,792       4,583
  (Gain) loss on sale of fixed assets                        (1,206)          -
  Stock issued as compensation                               13,000           -
       Changes in assets and liabilities:
  Increase in trade accounts receivable                     (23,205)    (83,308)
  Increase in stockholder & employee receivables             (2,981)       (719)
  (Increase) decrease in inventory                          (85,413)     48,987
  Increase in prepaids                                            -      (8,675)
  Increase in other assets                                     (715)          -
  Increase in trade accounts payable                        117,340     260,230
  Decrease in accounts payable - stockholder                 (1,482)    (41,464)
  Decrease in accrued expenses                               (9,971)    (12,712)
                                                           ---------  ----------

    Total adjustments                                         9,159     166,922
                                                           ---------  ----------

  Net cash provided (used) by operating activities         $(86,626)  $ 138,703
                                                           ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                2,250           -
  Purchases of property and equipment                       (16,583)     (7,367)
                                                                      ----------
  Net cash used by investing activities                    $(14,333)  $  (7,367)
                                                           ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments) from line of credit              89,000     (95,000)
  Principal payments on notes to stockholders                     -     (10,000)
  Decrease in drafts outstanding                                  -     (24,782)
  Net cash provided (used) by financing activities         $ 89,000   $(129,782)
                                                           ---------  ----------

                 See notes to financial statements.


SPORTAN  UNITED  INDUSTRIES,  INC.
STATEMENTS  OF  CASH  FLOWS

                                            Three Months Ended December 31,
                                            -------------------------------
                                                    1999      1998
                                                  ---------  ------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (11,959)   1,554

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    18,490    6,663

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  6,531   $8,217

                 See notes to financial statements.

SPORTAN  UNITED  INDUSTRIES,  INC.
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Sportan United Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the Form 10-KSB, have been omitted.


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

     Historically the Company has concentrated on the distribution of sports cards and memorabilia. In June 1999, the Company sold the sports cards and supplies segment of its product line. Management estimates that the sold product line represented approximately 80% of its revenues. Management believes that it can achieve greater margins on its remaining products.

     RESULTS  OF  OPERATIONS

Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

     Sales. Sales decreased to $250,770 for the three months ended December 31, 1999 from $997,710 for the three months ended December 31, 1998, a decrease of $746,940 or 75%. Cost of sales decreased to $189,114 for the three months ended December 31, 1999 from $845,942 for the three months ended December 31, 1998, a decrease of $656,828 or 78%. Gross profit margins increased to 25% for the three months ended December 31, 1999 from 15% for the three months ended December 31, 1998. The decrease in sales was due to the Company's divestiture in June 1999 of its sports card and supplies segment, which management estimated represented 80% of its products. The Company believes the increase in gross margins was attributable to focusing on the profitable segments of the Company and divesting the trading card division with less margins.

     General and Administrative Expenses. General and administrative expenses decreased to $155,878 for the three months ended December 31, 1999 from $177,249 for the three months ended December 31, 1998, a decrease of $21,371 or 12%. Management believes the reduction in general and administrative expenses is due to reduced overhead expenses in connection with the Company divesting all of its trading card product lines.

     Net Income (Loss). The Company had a net loss of $95,785 for the three months ended December 31, 1999, as compared to a net loss of $28,219 for the three months ended December 31, 1998. The loss was due to the decrease in product sales due to the Company's divestiture in June 1999 of its sports card and supplies segment, then restructuring the new design of the Company, which was not accompanied by a corresponding decrease in general and administrative expenses.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash used by operations of $86,626 for the three months ended December 31, 1999, from cash provided by operations of $138,703 for the three months ended December 31, 1998. The decrease is primarily the result of: (a) an increase in net losses, as described above, (b) an increase in inventory, and (c) a decrease in accounts payable.

     Cash Flow from Investing Activities. The Company's net cash used from investing activities during the three months ended December 31, 1999 increased to $14,333 from $7,367 for the three months ended December 31, 1998. The increase was primarily due to an increase in purchases of property and equipment.

     Cash Flow from Financing Activities. The Company's net cash flows provided in financing activities for the three months ended December 31, 1999 increased to $99,000 from a net cash flows used of $129,782 for the three months ended December 31, 1998. The increase is primarily due to an increase in net proceeds from the Company's line of credit of $89,000 from repayments on the line of credit of $95,000 in the prior period.

     As of December 31, 1999, the Company had negative working capital of $59,713, and cash and cash equivalents of $6,531. The Company is currently attempting to obtain external equity financing, but there is no assurance that it will be able to do so. If the Company is unable to raise additional capital, it will be forced to reduce growth. Management estimates its current monthly operating costs after the sale of its sports card product line are approximately $50,000. The Company does not have any other material commitments for capital expenditures. Management estimates that its current product sales will not raise sufficient profits to meet such operating costs, and the Company believes it will need to add additional product lines to increase revenues.

     The Company has established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At December 31, 1999, the Company had a balance of approximately $89,000 on the line of credit. There can be no assurance that the Company will be able to obtain additional funding from other external sources on suitable terms, if at all.

     The Company has borrowed from its stockholders $53,500 in the form of a note payable due on demand, at an annual interest rate of 5% with principal plus accrued interest to be paid on repayment. Presently, the stockholders do not intend to demand payment of the loan. There can be no assurance that stockholder funds will be available in the future.

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

     Even though the date is now past January 1, 2000, and the Company has not experienced any immediate adverse impact from the transition to the year 2000, the Company cannot provide any assurance that its suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs which were date sensitive to the year 2000 may not have been programmed to process the year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, the Company will continue to monitor its year 2000 compliance. The costs related to verifying and testing our year 2000 compliance have been nominal and immaterial to our business.

                                     PART II

     Pursuant to the Instructions to Part II of the Form 10-QSB, Items 1, 3-5 are omitted.

Item  2.     CHANGES  IN  SECURITIES

     The following information sets forth certain information, as of January 20, 2000, for all securities the Company sold since September 30, 1999, without registration under the Act, excluding any information "previously reported" as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

     In November 1999, the Company issued 35,000 shares of common stock to three sophisticated investors and a corporation. The Company believes these transactions were exempt from registration pursuant to Section 4(2) of the Act.


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

          Exhibit 27.1     Financial  Data  Schedule

(1)     Filed  previously.

     (b)  There  have  been  no  reports  filed  on  Form  8-K.

                                   SIGNATURES
                                   ----------



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the undersigned, thereunto duly authorized.



                                        Sportan  United  Industries,  Inc.


Date: February 18, 2000                  /s/ Jason G. Otteson
                                       -----------------------------------------
 .                                      Jason G. Otteson, Chief Executive Officer