Form 10QSB
period 2000-03-31
SPORTAN UNITED INDUSTRIES INC
filed 2000-05-15
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                       Commission File Number:  000-25513


                         SPORTAN UNITED INDUSTRIES, INC.
               Exact name of Registrant as specified in is charter

             TEXAS                                        760333165
      State  of Incorporation                 IRS Employer Identification Number



                              3170 OLD HOUSTON ROAD
                             HUNTSVILLE, TEXAS 77340
                                  936-295-2726
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  _X_     No        .


The number of shares of common stock of the Registrant outstanding at May 9, 2000 was 7,095,000.


                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                                 March 31, 2000


ASSETS

Current Assets
  Cash                                               $  29,196
  Accounts receivable, net of allowance
    for doubtful accounts of $56,703                    28,611
  Accounts receivable-stockholder and employees         11,261
  Prepaid expenses                                       5,000
  Inventory, net of valuation allowance of $0          318,375
                                                     ----------
    Total Current Assets                               392,443

Property and Equipment, net of $88,038
  accumulated depreciation                              35,478

Other assets                                               715
                                                     ----------
    TOTAL ASSETS                                     $ 428,636
                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $ 280,972
  Accrued expenses                                      58,202
  Notes payable to stockholders                        193,500
  Note payable to bank                                  79,000
                                                     ----------
    Total Current Liabilities                          611,674

STOCKHOLDERS' EQUITY

  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares issued or outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 7,075,000 issued and outstanding         7,075
  Paid in capital                                      279,497
  Retained earnings (deficit)                         (469,610)
                                                     ----------
    Total Stockholders' Equity                        (183,038)
                                                     ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 428,636
                                                     ==========

                                   SPORTAN UNITED INDUSTRIES, INC.
                                      STATEMENTS OF OPERATIONS


                                          Three Months Ended          Six Months Ended
                                              March 31,                  March 31,
                                        2000            1999         2000         1999
                                  --------------   ------------   ----------   ----------
Revenues                          $     160,312    $    740,225   $  411,082   $1,737,935

Cost of Sales                           134,457         618,189      323,571    1,464,131
                                  --------------   ------------   ----------   ----------
Gross Margin                             25,855         122,036       87,511      273,804

Operating Expenses
  General and administrative            202,942         165,475      358,820      320,290
  Expense of private offering            20,050          42,484
                                  --------------   ------------   ----------   ----------
    Total Operating Expenses            202,942         185,525      358,820      362,774
                                  --------------   ------------   ----------   ----------
    Operating Loss                     (177,087)        (63,489)    (271,309)   (  88,970)

Other Income and (Expense)
  Gain on sale of assets                  1,210           1,210
  Interest expense                     (  7,065)       (  9,321)   (   2,055)
  Miscellaneous income(expense)               7         ( 1,746)         700    (   2,429)
                                  --------------   ------------   ----------   ----------
    Total Other Income (Expense)       (  5,848)        ( 1,746)    (  7,411)   (   4,484)
                                  --------------   ------------   ----------   ----------
    NET (LOSS)                    $    (182,935)   $    (65,235)  $ (278,720)  $(  93,454)
                                  ==============   ============   ==========   ==========
Net (loss) per common share       $     (   .03)  $     (   .01)  $  (   .04)  $(     .01)

Weighted average common shares
  Outstanding                         7,035,000       6,159,167   7,023,333     7,000,000
                                  ==============   ============   ==========  ===========



                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2000 and 1999


                                                        2000        1999
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $(278,720)  $( 93,454)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                       7,680       9,165
      Securities issued for services                    63,000
      (Gain) on disposal of property and equipment    (  1,210)
    Net (increase) decrease in:
      Accounts receivable                               33,826    ( 50,072)
      Inventory                                       ( 53,119)    116,719
      Prepaid expenses                                (  5,000)   ( 17,844)
      Other current assets                            (    715)
    Net increase (decrease) in:
      Accounts payable                                  61,861      70,762
      Accrued expenses                                (  9,307)      4,882
                                                     ---------   ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (181,704)     40,158
                                                     ---------   ---------
CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment           2,250
  Cash paid for property and equipment                ( 17,358)   (  7,873)
                                                     ---------   ---------
NET CASH (USED) BY INVESTING ACTIVITIES               ( 15,108)   (  7,873)
                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments)from line of credit          69,000
  Net proceeds from notes to stockholders              140,000      15,000
  Net increase (decrease) in stockholder advances
    to the company                                    (  1,482)   ( 24,924)
  Increase in drafts outstanding                                  ( 24,782)
                                                     ---------   ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       207,518    ( 34,706)
                                                     ---------   ---------
NET INCREASE IN CASH                                    10,706    (  2,421)

CASH BALANCES
  -Beginning of period                                  18,490       6,663
                                                     ---------   ---------
  -End of period                                     $  29,196   $   4,272
                                                     =========   =========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                              $   6,111   $   2,055
  Income taxes paid in cash                          $       0   $       0

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 1999 as reported in the 10-KSB, have been omitted.


NOTE  B  -  STOCK  OPTION  PLAN

On March 1, 1999, the Company had adopted an incentive stock option plan for its eligible employees. On February 7, 2000, 410,000 options were issued to employees with an exercise price of $ .75 per share. These options become exercisable on March 31, 2003, and expire seven years from the exercise date. Additionally, options representing 200,000 shares were issued to an officer of the Company with an exercise price of $ .825 per share. These options become exercisable on March 31, 2003, and expire two years from the exercise date.

ITEM  2.       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2000 and for the three-month and six -month periods ended March 31, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     GENERAL

     Our fiscal year was changed from December 31 to September 30 in 1997. We recognize revenues from sales of sports memorabilia at the time of shipment. General and administrative costs are charged to expense as incurred. Property, plant and equipment are recorded at cost and depreciated using an appropriate accounting method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over the estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition.

     Historically we have concentrated on the distribution of sports cards and memorabilia. In June 1999, we sold the sports cards and supplies segment of our product line. We estimate that the sold product line represented approximately 80% of our revenues. We believe that we can achieve greater margins on our remaining products, although there is no assurance that we will be able to do so.

     RESULTS  OF  OPERATIONS

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Sales. Sales decreased to $160,312 for the three months ended March 31, 2000 from $740,225 for the three months ended March 31, 1999, a decrease of $579,913 or 78%. Cost of sales decreased to $134,457 for the three months ended March 31, 2000 from $618,189 for the three months ended March 31, 1999, a decrease of $483,732 or 78%. The decrease in sales was due to our divestiture in June 1999 of our sports card and supplies segment, which we estimate represented 80% of our products. Our gross margins for both periods was 16%.

     General and Administrative Expenses. General and administrative expenses increased to $202,942 for the three months ended March 31, 2000 from $165,475 for the three months ended March 31, 1999, an increase of $37,467 or 23%. We believe the increase in general and administrative expenses is due to additional professional fees in connection with our public filing requirements and in web site developments.

     Net Income (Loss). We had a net loss of $182,935 for the three months ended March 31, 2000, as compared to a net loss of $65,235 for the three months ended March 31, 1999. The loss was due to the decrease in product sales due to our divestiture in June 1999 of our sports card and supplies segment, then restructuring the new design of the company, which was not accompanied by a corresponding decrease in general and administrative expenses.

Six  Months Ended March 31, 2000 Compared to the Six Months Ended March 31, 1999

     Sales. Sales decreased to $411,082 for the six months ended March 31, 2000 from $1,737,935 for the six months ended March 31, 1999, a decrease of $1,326,853 or 76%. Cost of sales decreased to $323,571 for the six months ended March 31, 2000 from $1,464,131 for the six months ended March 31, 1999, a decrease of $1,140,560 or 78%. The decrease in sales was due to our divestiture in June 1999 of our sports card and supplies segment, which we estimate represented 80% of our products. Our gross margins for the six months ended March 31, 2000 was 21% compared to a gross margin of 16% for the six months ended March 31, 1999. We believe that our gross margins increased due to our increased focus on higher margin products subsequent to the divestiture of our sports card and supplies segment.

     General and Administrative Expenses. General and administrative expenses increased to $358,820 for the six months ended March 31, 2000 from $320,290 for the six months ended March 31, 1999, an increase of $38,530 or 12%. We believe the increase in general and administrative expenses is due to additional professional fees in connection with our public filing requirements and in web site developments.

     Net Income (Loss). We had a net loss of $278,720 for the six months ended March 31, 2000, as compared to a net loss of $88,970 for the six months ended
March 31, 1999. The loss was due to the decrease in product sales due to our divestiture in June 1999 of our sports card and supplies segment, then restructuring the new design of the company, which was not accompanied by a corresponding decrease in general and administrative expenses.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash Flow from Operating Activities. Our net cash flow from operating activities resulted in cash used by operations of $181,704 for the six months ended March 31, 1999, from cash provided by operations of $40,158 for the six months ended March 31, 1999. The decrease is primarily the result of: (a) an increase in net losses, as described above, (b) an increase in inventory, and
(c) a decrease in accounts payable. This decrease was not sufficiently offset by an increase in cash flow from the issuance of securities for services of $63,000, and a decrease in accounts receivable of $83,898.

     Cash Flow from Investing Activities. Our net cash used from investing activities during the six months ended March 31, 2000 increased to $15,108 from $7,873 for the six months ended March 31, 1999. The increase was primarily due to an increase in purchases of property and equipment.

     Cash Flow from Financing Activities. Our net cash flows provided in financing activities for the six months ended March 31, 2000 increased to $207,518 from a net cash flows used of $34,706 for the six months ended March 31, 1999. The increase is primarily due to an increase in net proceeds from our line of credit of $79,000 and from a $125,000 increase in proceeds from notes to stockholders.

     As of March 31, 2000, we had negative working capital of $219,231, and cash and cash equivalents of $29,196. We are currently attempting to obtain external equity financing in an amount of no less than $250,000 on a best efforts basis, but there is no assurance that we will be able to do so. If we are unable to raise additional capital, we will be forced to reduce growth. We estimate our current monthly operating costs are approximately $50,000. We do not have any other material commitments for capital expenditures. We estimate that our current product sales will not raise sufficient profits to meet our operating costs, and we believe we will need to add additional product lines to increase revenues.

     We have established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At March 31, 2000, we had a balance of approximately $79,000 on the line of credit. There can be no assurance that we will be able to obtain additional funding from other external sources on suitable terms, if at all.

     We have borrowed from our stockholders $53,500 in the form of a note payable due on demand, at an annual interest rate of 12% with principal plus accrued interest to be paid on repayment. Presently, the stockholders do not intend to demand payment of the loan. There can be no assurance that stockholder funds will be available in the future.

     In addition, in May 2000, we will issue 2,144,006 shares of convertible preferred stock in exchange for 2,144,006 shares of our outstanding common stock to an affiliate of the company. The preferred stock was valued at $.418 per share and pays dividends at a rate of 6% per annum, payable monthly. The total annual payments that will be required is approximately $53,800. We have the option of redeeming the preferred stock or forcing the conversion of the preferred stock into an equal number of shares of common stock.

     We may in the future experience significant fluctuations in our results of operations. These fluctuations may result in volatility in the price and/or value of our common stock. Results of operations may fluctuate as a result of a variety of factors, including demand for our products, introduction of new products by us or our competitors, the variety of products distributed, the number and timing of the hiring of additional personnel, the timing of acquisitions, general competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed. Accordingly, we believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods our operating results will be below the expectations of the investor.

     SEASONALITY

     Sales of sports-related memorabilia products tend to be more constant, with sales peaks during holiday seasons and the then current sport season.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 1, 3-5 are omitted.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In March 2000, we issued an 30,000 shares of common stock to an accredited investor for consulting services rendered. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to an accredited investor and since the transactions were non-recurring and privately negotiated.


ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS


EXHIBIT  NO.         IDENTIFICATION  OF  EXHIBIT

Exhibit 3.1          Amended and Restated Articles of Incorporation of Sportan
                     United Industries, Inc.   iled  previously  on  Form  10-SB
                     SEC  File No. 000-25513)
Exhibit 3.2 Bylaws of Sportan United Industries, Inc. (Filed previously on Form 10-SB SEC File No. 000-25513)
Exhibit 4.1          Common Stock Certificate, Sportan United Industries, Inc.
                     (Filed previously on Form 10-SB  SEC  File  No.  000-25513)
Exhibit 10.1 Sportan United Industries, Inc. 1999 Stock Option Plan (Filed previously on Form 10-SB SEC File No. 000-25513)
Exhibit  10.2        Lease Agreement (Filed previously on Form 10-KSB SEC
                     File  No.  000-25513)
Exhibit  27.1        Financial  Data  Schedule
____________________



          (b)   REPORTS  ON  FORM  8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Sportan  United  Industries,  Inc.

                                                     ---------   ---------

Date:  May  15,  2000               By:  /s/ Jason G. Otteson
                                         --------------------------
                                     Jason  G.  Otteson,  President