Form 10QSB
period 2000-06-30
SPORTAN UNITED INDUSTRIES INC
filed 2000-08-21
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       Commission File Number:  000-25513


                         SPORTAN UNITED INDUSTRIES, INC.
              (Exact name of Registrant as specified in is charter)

                TEXAS                                 760333165
       (State of Incorporation)           (IRS Employer Identification Number)


                              3170 OLD HOUSTON ROAD
                             HUNTSVILLE, TEXAS 77340
                                  936-295-2726
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X     No    .
    ---       ---


The number of shares of common stock of the Registrant outstanding at June 30, 2000 was 7,095,000.

                     SPORTAN UNITED INDUSTRIES, INC.
                             BALANCE SHEET
                             June 30, 2000


ASSETS
Current Assets
  Cash                                                     $   8,856
  Accounts receivable, net of allowance
  for doubtful accounts of $56,686                            97,092
  Accounts receivable-stockholder and employees               11,242
  Inventory, net of valuation allowance of $0                258,557
                                                           ----------

    Total Current Assets                                     375,747

Property and Equipment, net of $93,869
  accumulated depreciation                                    64,614

Other assets                                                   1,444
                                                           ----------

    TOTAL ASSETS                                           $ 441,805
                                                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         $ 438,139
  Accrued expenses                                            55,276
  Due to related parties                                       7,940
  Preferred stock dividends payable                            8,962
  Notes payable to stockholders                              202,500
  Note payable to bank                                        99,000
                                                           ----------

    Total Current Liabilities                                811,817

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.001 per share, 10,000,000
  shares authorized, 2,144,006 issued and outstanding          2,144
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 4,951,000 issued and outstanding                 4,951
  Paid in capital                                            311,924
  Retained earnings (deficit)                               (689,031)
                                                           ----------

    Total Stockholders' Equity                              (370,012)
                                                           ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 441,805
                                                           ==========

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS


                                    Three  Months  Ended      Nine  Months  Ended
                                          June  30,                June  30,
                                     2000         1999         2000        1999
                                  -----------  -----------  -----------  -----------
Revenues                          $  212,077   $  955,181   $  612,574   $2,693,116

Cost of Sales                        177,862      904,093      501,433    2,368,224
                                  -----------  -----------  -----------  -----------

Gross Margin                          34,215       51,088      111,141      324,892

Operating Expenses
  General and administrative         232,928      189,135      591,748      554,442
                                  -----------  -----------  -----------  -----------

    Operating Loss                  (198,713)    (138,047)    (480,607)   ( 229,550)

Other Income and (Expense)
  Gain on sale of assets                          204,202        1,210      206,735
  Other income                        10,784                    11,949
  Interest expense                  ( 11,878)    (  3,007)    ( 21,199)   (   5,062)
  Miscellaneous income(expense)     (     69)    (    491)    (    533)   (   2,920)
                                  -----------  -----------  -----------  -----------

    Total Other Income (Expense)    (  1,163)     200,704     (  8,573)     198,753
                                  -----------  -----------  -----------  -----------

    NET (LOSS)                      (199,876)      62,657     (489,180)   (  30,797)
    Preferred stock dividends       (  8,962)                 (  8,962)
                                  -----------  -----------  -----------  -----------

    NET (LOSS) APPLICABLE TO
      TO COMMON SHAREHOLDERS      $ (208,838)  $   62,657   $ (498,142)  $(  30,797)
                                  ===========  ===========  ===========  ===========

Net (loss) per share
    Basic                         $ (    .04)  $      .01   $ (    .10)  $(     .01)

    Diluted                         (    .03)         .01     (    .07)   (     .01)

Weighted average common shares
  outstanding

    Basic                          4,944,333    7,000,000    4,901,000    6,159,167

    Diluted                        6,373,667    7,056,800    6,806,778    6,159,167

                        SPORTAN  UNITED  INDUSTRIES,  INC.
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2000 and 1999

                                                        2000        1999
                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                         $(489,180)  $( 30,797)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                      13,511      13,748
      Securities issued for services                   107,950
      (Gain) on disposal of property and equipment    (  1,210)   (206,735)
    Net (increase) decrease in:
      Accounts receivable                             ( 34,637)   ( 47,928)
      Inventory                                          6,700      52,664
      Prepaid expenses                                            (  1,650)
      Other current assets                            (  1,444)
    Net increase (decrease) in:
      Accounts payable                                 176,833     138,128
      Accrued expenses                                  17,459    (  8,395)
                                                     ----------  ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (204,018)   ( 90,965)
                                                     ----------  ----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment           2,250     344,279
  Cash paid for property and equipment                ( 52,324)   (  7,873)
                                                     ----------  ----------

NET CASH (USED) BY INVESTING ACTIVITIES               ( 50,074)    336,406
                                                     ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments)from line of credit          89,000    ( 85,000)
  Net proceeds from notes to stockholders              149,000      15,000
  Net increase (decrease) in stockholder advances
    to the company                                       6,458    ( 66,464)
  Increase in drafts outstanding                                  ( 24,782)
                                                     ----------  ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       244,458    (161,246)
                                                     ----------  ----------

NET INCREASE IN CASH                                  (  9,634)     84,195

CASH BALANCES
  -Beginning of period                                  18,490       6,663
                                                     ----------  ----------

  -End of period                                     $   8,856   $  90,858
                                                     ==========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                              $   3,413   $   5,062
  Income taxes paid in cash                          $       0   $       0

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

NOTE  B  -  STOCK  OPTION  PLAN

On March 1, 1999, the Company had adopted an incentive stock option plan for its eligible employees. On February 7, 2000, 410,000 options were issued to employees with an exercise price of $ .75 per share. These options become exercisable on March 31, 2003, and expire seven years from the exercise date. Additionally, options representing 200,000 shares were issued to an officer of the Company with an exercise price of $ .825 per share. These options become exercisable on March 31, 2003, and expire two years from the exercise date. Additionally, on July 13, 2000, the Company adopted an agreement to issue a key vendor 20,000 options with an exercise price of $1.00 per share. The options vest in eight installments of 2,500 shares per month with the first installment vesting on August 1, 2000, and each installment thereafter vesting on the first day of the month.

NOTE  C  -  SALES  OF  COMMON  STOCK

In April 2000, the Company hired Capital Growth Resources ("Capital Growth") to assist it in selling up to 500,000 shares of its common stock at $1 per share through a Private Placement Memorandum. As of July 24, 2000, Capital Growth sold 250,000 shares of Company stock for $250,000 gross proceeds, less $50,390 out of pocket expenses and stock selling commissions. In addition, Capital Growth will receive warrants to purchase 150,000 shares for an exercise price of $.05 per share as additional compensation. The offering ends September 1, 2000.

NOTE  D  -  PREFERRED  STOCK

In connection with the above and at the request of Capital Growth, on May 3, 2000 the Company and 5 shareholders agreed to trade 2,144,006 shares of $.001 par value common stock owned by them for 2,144,006 shares of $.001 par value preferred stock newly issued by the Company.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  D  -  PREFERRED  STOCK  (continued)

Holders of the preferred shares are entitled to receive cash dividends at an annual rate of 6% calculated on a share stated value of $.418 per share, payable $4,481 per month. If the shares are redeemed for cash or converted into common stock, an additional dividend payment is due of $250,000 less dividends paid to date. In addition, preferred shareholders also get cash dividends to the same extent as the common shareholders, if any common stock cash dividends are declared.

Shares are redeemable at the Company's option into cash at $.418 per share, or into Company common stock at a 1 to 1 ratio anytime at the Company's option. On April 1, 2005, any remaining shares are automatically converted to common stock.

Holders of preferred shares have the same voting rights as holders of common shares. The preferred shares have a liquidation preference of $.418 per share.

ITEM  2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2000 and for the three-month and nine-month periods ended June 30, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended December 31, 1999. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     RESULTS  OF  OPERATIONS

Nine  months  ended  June  30,  2000  compared  to  the  same  period  in  1999

     Our sales declined 77% from $2,693,000 to $613,000, and our gross margin declined 66% from $325,000 to $111,000 during the nine-month period. Our gross margin percentage increased to 18.1% from 12.1% during the nine-month period. In June 1999, we sold the sports cards and supplies segment of our product line, which caused the large sales decline. We believe the increase in our gross margin percentage is due to better margins on our remaining products.

     Our general and administrative expenses grew 7% from $554,000 to $592,000 during the nine-month period. We believe the increase in general and administrative expenses is due to additional professional fees in connection with our public filing requirements and our recent private placement, in web site developments, and from the installation of a computer inventory control systems.

     As we were not able to reduce our general and administrative expenses proportionately with our reduction in sales, our net operating loss grew 109% from $230,000 to $481,000. The restructuring of our business, which was affected through the sale of our sports card and supplies segment and our new focus on e-commerce, has kept our general administrative expenses constant, but has required a focus on non-revenue generating activities. As such, we will need to generate significant additional revenues through our new business structure to achieve profitability. As our new business strategy is unproven, we can provide no assurance that we will be successful and become profitable in the future.

     Cash used by operations for the nine-month period grew from $91,000 to $204,000 because of the substantially increased losses during the nine-month period ended June 30, 2000.

     Cash provided by investing activities was $336,000 during the nine-month period ended June 30, 1999, compared to $50,000 used by investing activities during the nine-month period ended June 30, 2000, because we sold our St. Louis warehouse and trading card division in during the 1999 period and invested in computer equipment during the 2000 period.

     Cash used in financing activities was $161,000 during the nine-month period ended June 30, 1999, as compared to cash flows provided of $244,000 during the nine-month period ended June 30, 2000. The increase was due to a $174,000 increase in our bank line of credit and a $206,000 change in shareholder repayments and advances.

Three  months  ended  June  30,  2000  compared  to  the  same  period  in  1999

     Our sales declined 78% from $955,000 to $212,000, and our gross margin declined 33% from $51,000 to $34,000 during the three-month period. Our gross margin percentage increased to 16.1% from 5.3% during the three-month period. Our general and administrative expenses grew 23% from $189,000 to $233,000, and our net operating loss grew 44% from $138,000 to $199,000. We believe the reasons for the above changes are the generally same as those described for the nine-month period. The extra increase in our general and administrative expenses was due to the costs related to our private placement during the three-month period ended June 30, 2000.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2000, we had negative working capital of $436,000, and cash of $8,856. We began a private placement in May 2000 to raise up to $500,000 through sales of our common stock at $1 per share and through the issuance of warrants at prices of $1.50 per share and $2.00 per share. To date, we have raised $268,000 from this offering. The offering closes September 1, 2000 and there is no assurance that we will be able to raise additional funds from the offering, or that investors in the offering will exercise their warrants. In connection with the offering, we spent approximately $50,000. In addition, we agreed to issue warrants to purchase up to 300,000 shares at $.05 per share, of which approximately 160,000 have vested.

     In connection with this funding, we asked five shareholders related to our founder to convert 2,144,006 shares of our common stock held by them to the same number of preferred shares. During the next five years, we have the sole option of converting these preferred shares back to the same number of common shares or we may purchase any or all of them at the $.418 per share stated value, or up to $896,195. In addition, we must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month, with minimum total minimum dividends of $250,000 due regardless of when we elect to purchase or convert this stock. We are currently three months behind on our dividend payments. At the end of five years, if we have taken no action, this preferred stock automatically converts back to the same number of our common shares.

     We have established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At June 30, 2000, we had a balance of approximately $99,000 on the line of credit. We have borrowed from our stockholders $202,500 in the form of a note payable due on demand, at an annual interest rate of 12% with principal plus accrued interest to be paid on repayment. Presently, the stockholders do not intend to demand payment of the loan. There can be no assurance that stockholder funds will be available in the future.

     The funds obtained in our private placement, has been used, in part, to speed up our growth, which we believe has been hampered by a lack of capital. However, our promised website development is proceeding, and we believe our recent fulfillment programs are gaining momentum and are beginning to produce sales.

If we are unable to complete the private placement or raise other additional capital, we may be forced to reduce growth. We estimate our current monthly operating costs are approximately $50,000. We do not have any other material commitments for capital expenditures.

     We may in the future experience significant fluctuations in our results of operations. These fluctuations may result in volatility in the price or value of our common stock. Our results of operations may fluctuate as a result of a variety of factors, including demand for our products, introduction of new products by our competitors or us, the variety of products distributed, the number and timing of the hiring of additional personnel, the timing of acquisitions, general competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed. Accordingly, we believe that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods our operating results will be below the expectations of the investor.

     SEASONALITY

     Sales of sports-related memorabilia products tend to be more constant, with sales peaks during holiday seasons and the then current sport season.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 1, 2, and 5 are omitted.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently three months behind on our dividend payments, or $13,443.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     We held a special meeting of shareholders on May 3, 2000 in which our stockholders approved amending and restating our articles of incorporation by the following vote: for, 0 against, and 0 abstentions. The amendment permitted us to issue "blank check" preferred stock, and permitted our stockholders to action without a meeting, in accordance with Texas corporate law.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)       EXHIBITS

EXHIBIT NO.    IDENTIFICATION OF EXHIBIT

EXHIBIT NO.    IDENTIFICATION OF EXHIBIT
               ----------------------------------------------------------------------------
Exhibit 3.1    Amended and Restated Articles of Incorporation of Sportan United Industries,
               Inc. (Filed previously on Form 10-SB SEC File No. 000-25513)
Exhibit 3.2    Bylaws of Sportan United Industries, Inc.  (Filed previously on Form 10-SB
               SEC File No. 000-25513)
Exhibit 4.1    Common Stock Certificate, Sportan United Industries, Inc.
               (Filed previously on Form 10-SB SEC File No. 000-25513)
Exhibit 10.1   Sportan United Industries, Inc. 1999 Stock Option Plan
               (Filed previously on Form 10-SB SEC File No. 000-25513)
Exhibit 10.2   Lease Agreement (Filed previously on Form 10-KSB SEC File No. 000-25513)
Exhibit 27.1   Financial Data Schedule

--------------

          (b)   REPORTS  ON  FORM  8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Sportan United Industries, Inc.


Date:  August  21,  2000               By:   /s/  Jason G. Otteson
                                           -------------------------------------
                                                  Jason G. Otteson, President