Form 10KSB
period 2000-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2001-02-07
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

--------------------------------------------------------------------------------

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the fiscal year ended September 30, 2000

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

     936-295-2726
     ------------
     (Registrant's Telephone Number, Including Area Code)

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

Yes  [   ]  No  [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's  revenues  for  its fiscal year ended September 30, 2000 were $816,242.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on January 22, 2001 was $599,792. As of January 22, 2001 registrant had 5,867,447 shares of common stock outstanding.

                                     PART I

     This annual report contains forward-looking statements. These statements relate to future events or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company's or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report to conform its prior statements to actual results.

ITEM  1.     DESCRIPTION  OF  BUSINESS

GENERAL

     The Company, founded in 1986, has competed in the sports trading card and memorabilia business. In 1998, Jason G. Otteson became Chief Executive Officer. In 1999, management concluded the trading card business was providing insufficient growth and subsequently sold the sports cards and supplies segment of its business. Under the management of Mr. Otteson, management elected to establish a more expanded and comprehensive marketing strategy, while electing to leave the trading card business.

     Today, Sportan is engaged in the marketing, sales, fulfillment and distribution of sports related merchandise to include novelties, apparel, and collectibles. Management recently expanded its business strategy to include multiple Internet related programs as well as fulfillment for non-sports items (to include any products). The business identity site at www.Sportan.com will provide useful information on all these segments. Information on the Company's web site is not part of this annual report.

The  Company's  divisions  are  as  follows:

     -    FULFILLMENT  OPERATIONS  (BUSINESS  TO  BUSINESS  E-COMMERCE)
          The Company provides fulfillment solutions to various e-commerce companies that require cost effective methods of getting product to customers. Fulfillment is a fee-based service that processes invoices, packages, and ships merchandise ordered by customers of other Internet e-commerce sites. Sportan then mails the merchandise to the customer by Courier service or by US Mail and confirms with the Internet site operator that the sales process has been completed. Organizations requiring these services include CollegiateLine.com, affiliated with the NCAA, Onlinesports.com, Myachi Inc., and other companies that are turning over distribution to Sportan. Sportan becomes an important link between the e-commerce site and the fast and efficient distribution of ordered products to the customer.

     -    WHOLESALE  OPERATIONS
          The Company sells sports related merchandise to numerous storefront retail operations. Store owner's access a special "secured" Internet site that is designed as a wholesale site. Customers have a special access PIN Number that identifies them as a wholesale customer. Although Sportan is a recent entrant into the Internet marketplace, Sportan has distributed wholesale sports products for 15 years and has an estimated 2,500 wholesale customers worldwide.

     -    RETAIL  OPERATIONS
          The Company sells sports related merchandise on a direct to consumer retail sales program. This segment, to date, consists of five online retail stores. Sportan's flagship site, Uglyfan.com, is a sports portal for dedicated fans. Capital is needed to promote this site.

     -    INTERNET  OPERATIONS
          The Company continues to develop an on going Internet presence. Current Internet sites include:

          *    Sportan.com
          *    Sportsfulfillment.com
          *    Fulfillmentuniverse.com
          *    Sportandirect.com
          *    Uglyfan.com
          *    Port4sports.com
          *    Portal  Stores/E-Malls

                    STORE.YAHOO.COM/SPORTAN/INDEX.HTML
                    WWW.ICATMALL.COM/SPORTAN
                    WWW.YAHOO.COM/UGLYFAN/INDEX.HTML

               Auctions sites:

          *    Amazon.com
          *    Yahoo.com
          *    Ebay.com

The Company owns twenty-six Internet URLs or addresses.

BUSINESS  STRATEGY

     The Company's goal is to become a leading fulfillment center and specializing in fulfilling online sales of sports and related merchandise to include novelties apparel and collectibles. Management believes that it can develop fulfillment systems and processes that will be both economical and efficient in the distribution of product to both wholesale and retail customers. In addition, the Company has created its owns "Sports Portal" that contains both content as well as products and services related to the content. The theme behind the "Sports Portal" is to become the haven for extreme sports fans while making desired products available. The merchandise could include caps, shirts, posters, collectibles, art, and special auctions on historic memorabilia. Sportan also offers sports scores and events to keep viewers current. The factors that will make Sportan the company of preference are it's diversified products and innovative online solutions.

     The Company has limited experience in Internet commerce, and there is no assurance that it will be able to compete in this market. The Company's ability to execute its Internet business strategy is dependent on additional funding. If the Company is unable to raise additional funds, it will not be able to fully deploy its business strategy.

PRODUCTS

     The Company distributes sports related merchandise to include novelties, apparel, and collectibles. Products include:

     -     Novelties       Souvenirs with logos of major College or Professional
                           sports  teams.

     -     Periodicals     Books  related  to  sports.

     -     Apparel         Hats, Caps, Sweatshirts and related items, identified
                           with branded logos.

     -     Artworks        Paintings,  serigraphs,  photographs, posters
                           identified with branded logos.

     -     Collectibles    NFL,  NBA, MLB, NHL, NASCAR, etc. products for fans.

     The Company undertakes some authentic sports memorabilia sales. These sales are normally on one of the auction sites, and are limited in number, and do not qualify as a separate profit center.

     The Company does not have any agreements with manufacturers with respect to ordering the merchandise it distributes. The Company orders merchandise on an as needed basis based on its internal estimates from thirty plus manufacturers. Although the Company does not foresee its inability to procure merchandise from manufacturers in the future, the Company can provide no assurance that it will be able to continue to order merchandise on favorable terms from any of its manufacturers.

     The Company ships its products via United Parcel Service, Federal Express, United States mail, or motor freight depending on the customer's needs. If the products ordered are in stock, the Company's internal policy is to ship its products within 24 hours of the order. If the Company's growth exceeds its resources, the Company may not be able to provide the type of customer service that it currently provides, which may have a material adverse affect on its business.

     The Company believes that its fulfillment services portion of its business meets the need that many virtual stores encounter when shipping products to customers. Through the efficiencies and buying power offered by Sportan, an online fulfillment partner can maximize profitability without the product ownership risk and/or expending resources required to inventory, pick, and ship those products.

Solutions that Sportan can provide to online retailers under the fulfillment segment are as follows:

     -     Warehouse  space

     -     Telemarketing  facilities

     -     Database  Management

     -     Shipping  facilities  with  major  carrier  systems  installed

     -     Credit  card  verification

     -     Pick  and  ship

     -     Inventory  control

     -     State  of  the  art  accounting  software

     -     Guaranteed  fast  delivery

     -     Fast  and  friendly  customer  service

MARKETING  AND  SALES

     The Company distributes to retailers that sell to the end user, customers of online companies, customers of the Company's Internet operations, and to customers of auction sites. Management believes the increased demand for sports related novelties, apparel and collectibles, and the emerging dominance of e-commerce, means that:

     - Retailers cannot afford to stock their inventory with all the products produced by a manufacturer

     - Online stores have limited time, facilities, or experience in distributing sports related merchandise

     - The Company believes that the development of the online sports merchandising presence created by the Company will provide the Company with access to this market

RETAIL  MERCHANDISING  AGREEMENT

     Currently, the Company has several retail fulfillment programs and is currently negotiating for more. There is no assurance that additional retail agreements can be negotiated. An exclusive retail agreement already established is with CollegiateLine.com, which the Company has exclusive rights for fulfillment of most sports products sold on site. The agreement with CollegiateLine.com expires in July 2001, but may be extended on a year-to-year basis by the mutual agreement of the parties. In addition, either party may terminate the agreement on 180 days notice. The Company also has an agreement for exclusive rights for fulfillment of Myachi hand sacks. Myachi manufactures and sells the hand sacks. The Company warehouses, picks, packs, ships, and invoices the hand sacks for Myachi. This agreement was signed in April 2000 and is extended on a month-to-month basis by mutual agreement of both parties.

     If the Company is not able to enter into additional retail agreements, its business will be dependent on its existing customer base and on direct sales from its Internet sites. If the Company is not able to generate sufficient funding through sales or external financing, it will not be able to fully execute its Internet marketing programs to attract new customers.

     The Company's business is service-oriented, and its primary marketing focus is on responding rapidly to customer requirements. The Company conducts limited advertising in the trade magazine Card Trade for the traditional wholesale
                                       -----------
segment of the business. The Company is developing a marketing strategy for advertising the Internet sports merchandising and related programs. However, the Company has limited experience in Internet marketing, and may not be able to adequately market its Internet programs. The Company's ability to advertise will be limited by its available funds, and there is no assurance that the Company will have sufficient funding. For the fulfillment portion of the business, most arrangements are made through personal contact. As such, the loss of the Company's key personnel, especially Mr. Otteson, could have a material adverse affect on the business of the Company.

     Sales of sports related merchandise in general is influenced by the popularity of the sports to which the products relate. During 1994, Major League Baseball experienced a strike and the National Hockey League experienced a work stoppage. In 1998, the National Basketball Association also experienced a work stoppage. These labor disputes resulted in a loss of interest in these sports by many fans, which in turn, triggered a significant and immediate reduction in merchandise sales. There can be no assurance that similar labor disputes will not occur again or that the popularity of the sports for which the Company distributes sports merchandise will not decline for other reasons. Further labor disputes or any such decline in popularity could have a material adverse effect on the Company's business.

COMPETITION

     The Company competes with few companies on distribution of some products. The Company believes the number of different product lines it offers makes it unique in the industry. The Company's main competition is from the manufacturers that produce the products it offers. The Company believes manufacturers have a significant competitive advantage in the traditional retail storefront distribution. The retail store can buy direct but are often forced, at this time, to buy in large quantities. There is no assurance that manufacturers will not allow retailers to purchase smaller quantities of product in the future, which would reduce or eliminate the Company's advantage over such manufacturers. In addition, manufacturers may decide to compete directly with the Company, and may decide not to sell their products to the Company at competitive rates, if at all.

     For the fulfillment and Internet segments, there is a threat of new entrants into the market because of the growth potential that the Company believes this market has experienced and will continue to experience. The Company expects to compete with corporations with significantly greater financial and personnel resources than the Company. There is no assurance that the Company will continue to successfully compete in this market.

The  Company  competes  based  on  a  number  of  factors.  They  are:

     - Customer service and support - including assigning personal account representatives for its wholesale vendors and the following up of its sales to customers with e-mails;

     - Product diversification - the Company believes by offering its wholesale customers a wide range of merchandise it allows them to meet their needs at one location, saving time and money;

     - Timely and reliable delivery - the Company sends out most of its products within 24 hours, unless the products are not in stock; and

     -     Price  -  the Company believes it is  competitive  in  the  industry.

Of these factors, the Company believes that product diversification is the most important factor in attracting new customers, while service is the most important factor in retaining customers. The Company believes that its ability to compete effectively in the industry requires sales and support organizations that are well versed in the various products distributed by the Company. Management's business strategy is to acquire a multitude of product lines, forming a one-stop distributor of sports related merchandise, while expanding its reach to an international level through the Internet. The Company's ability to adequately execute its business strategy will be directly related to its ability to secure an adequate level of capital. There is no assurance that the Company will be able to raise sufficient capital to fully execute its strategy.

INSURANCE

     The Company has insurance covering risks incurred in the ordinary course of business, covering fire, theft and other destruction, in amounts management believes adequate for its needs. The Company has key-man life insurance on the life of Jason G. Otteson, president and chief executive officer of the Company in the amount of $1,000,000. The Company believes its insurance coverage is adequate, but the loss of Mr. Otteson, for any reason, could have a material adverse effect on the prospects of the Company.

EMPLOYEES

     As of September 30, 2000, the Company employed seventeen persons, ten of whom are full-time employees, and seven part-time employees. No employees are covered by a collective bargaining agreement. Management considers relations with its employees to be satisfactory.

ITEM  2.   DESCRIPTION  OF  PROPERTY

     The Company's headquarters facility, which includes its principal administrative offices, is located at 3170 Old Houston Road, Huntsville, Texas 77340. These premises are leased, on a month-to month basis, from Jason G. Otteson and consist of approximately 12,000 square feet. The monthly rental is $2,000.

ITEM  3.   LEGAL  PROCEEDINGS

     None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Shares of the Company's common stock are listed on the OTC Electronic Bulletin Board under the symbol "SPTA." On January 22, 2001, the Company's common stock closed at $0.27 per share. The Company is authorized to issue 50,000,000 shares of common stock, 5,867,447 of which were issued and outstanding at January 22, 2001. At January 22, 2001, there were approximately 106 holders of record of Company common stock.

     The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Company common stock on the OTC Electronic Bulletin Board since the common stock began trading on March 7, 2000.

                              Sportan Common Stock
                              --------------------

                                                          High    Low
FISCAL 2000
        Quarter ended March 31, 2000 (beginning March 7)  $2.00  $1.00
        Quarter ended June 30, 2000                       $2.25  $0.75
        Quarter ended September 30, 2000                  $2.22  $1.38

     The Company has never paid any cash dividends on its common stock and does not anticipate paying cash dividends within the next two years. The Company anticipates that all earnings, if any, will be retained for development of its business. Any future dividends will be subject to the discretion of the board of directors and will depend on, among other things, future earnings, the Company's operating and financial condition, the Company's capital requirements and general business conditions.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following sets forth information for all securities issued without registration under the Securities Act, for the year ended September 30, 2001.

     The Company has issued 630,275 shares of common stock for consulting services rendered to eleven sophisticated investors and employees. Since the quarter ended June 30, 2000, the Company has issued warrants to purchase an aggregate of 35,000 shares of common stock at exercise prices between $1.00 and $.25 per share, expiring between July 2002 and September 2005 to two sophisticated investors. The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to sophisticated investors with knowledge and experience in financial and business matters that they were able to evaluate the merit and risks of an investment in the Company and since the transactions were non-recurring and privately negotiated.

     Since the quarter ended June 30, 2000, the Company has issued 294,000 shares of common stock for $294,000 to investors in a transaction exempt from registration pursuant to Section 4(2) and Rule 506 of the Securities Act. In connection with the above transaction, the Company issued warrants to purchase 176,400 shares of common stock at an exercise price of $.05 per share, of which, it has issued 87,178 shares of common stock on the partial exercise of such warrant. The Company believes the warrant issuance was exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuance was to ten sophisticated investors and since the transaction was non-recurring and privately negotiated.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2000 should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report.

     GENERAL

     The Company recognizes revenues from sales of sports memorabilia and fulfillment services at the time of shipment. General and administrative costs are charged to expense as incurred. Property, plant and equipment are recorded at cost and depreciated using an appropriate accounting method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over the estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition.

     SEASONALITY

     Sales of sports-related memorabilia products tend to be more constant, with sales peaks during holiday seasons and the then current sport season.

Results  of  Operations

Year  ended  September  30,  2000  compared  to  the  same  period  in  1999

     Revenues. For the year ended September 30, 2000, revenues decreased to $816,242 from $2,901,829 during the year ended September 30, 1999. The decrease of 72% was attributable to the sale of its trading card business, which represented approximately 80% of its revenues. In addition, the Company believes its sales were reduced due to its allocation of resources to development of infrastructure for its new business model.

     Cost of Sales. For the year ended September 30, 2000, cost of sales decreased to $687,511 from $2,538,725 during the year ended September 30, 1999. The decrease was due to the large reduction in sales as discussed in the preceding paragraph.

     General and Administrative Expenses. For the year ended September 30, 2000, general administrative expenses increased to $975,646 from $685,812 during the year ended September 30, 1999. The increase of 42% was partially attributable to $77,000 in expensed web site development and support and $62,000 in financial public relations costs.

     Net Loss. For the year ended September 30, 2000, the Company's net loss increased to $885,904 from $178,248 during the year ended September 30, 1999. The increase was attributable to the large decrease in revenues and the increase in general and administrative expenses discussed above.

     Historical  Cash  Flows

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash used by operations of $558,887 for the year ended September 30, 2000, compared to cash provided from operations of $149,177 for the year ended September 30, 1999. The increase in cash used from operations for fiscal 2000 was due to the Company's increased net loss, due to the factors discussed above.

     Cash Flow from Investing Activities. The Company's net cash used in investing activities for the year ended September 30, 2000 increased to $51,522 from $2,368 for the year ended September 30, 1999. The increase was due to the Company's purchase of computer equipment and e-commerce software for its web sites.

     Cash Flow from Financing Activities. The Company's net cash flows provided from financing activities for the year ended September 30, 2000 was $606,784, compared to net cash flows used in financing activities of $134,982 for the year ended September 30, 1999. In fiscal 2000, cash provided from financing activities consisted of primarily of sales of Company common stock, which accounted for $239,952, and loans from Mr. Otteson of $261,000.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2000, the Company had negative working capital of $499,248, and cash of $14,865. The Company completed a private placement during 2000, which netted approximately $240,000, through the issuance of common stock and warrants.

     In connection with this funding, the Company asked five shareholders related to its founder to convert 2,144,006 shares of Company common stock held by them to the same number of preferred shares. During the next five years, the Company has the sole option of converting these preferred shares back to the same number of common shares or it may purchase any or all of them at the $.418 per share stated value, or up to $896,195. In addition, the Company must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month, with minimum total minimum dividends of $250,000 due regardless of when it elects to purchase or convert this stock. As of January 2001, the Company is eight months behind on its dividend payments. At the end of five years, if the Company has taken no action, this preferred stock automatically converts back to the same number of common shares.

     The Company has established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At September 30, 2000, the Company had a balance of approximately $99,000 on the line of credit. The Company has borrowed $214,500 from its stockholders in the form of notes payable, of which $83,500 is presently due on demand, with the remainder to come due during fiscal 2001. The Company has borrowed working capital from its stockholders in the past, but it should not be assumed that such funds will be available in the future.

     The funds obtained in the Company's private placement were used to speed up its growth, which the Company believes was hampered by a lack of capital. Based on the Company's current operating plan, the Company must raise at least $500,000 in additional funding to pay its outstanding accounts payables and to continue to operate its business through September 30, 2001. At the present time, the Company has no commitments for capital. If the Company is unable to obtain additional financing in the near future, it may be required to scale back or cease operations, or find some other way to bring cash flows into balance.

     In the future, the Company may continue to experience significant fluctuations in its results of operations. These fluctuations may result in volatility in the price or value of its common stock. The Company's results of operations may fluctuate as a result of a variety of factors, including, its ability to obtain needed financing, demand for its products, introduction of new products, the variety of products distributed, the number and timing of the hiring of additional personnel, general competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of its operating expenses are relatively fixed. Accordingly, period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods our operating results will be below the expectations of the investor.

ITEM  7.  CONSOLIDATED  FINANCIAL  STATEMENTS

     The financial statements commencing on page F-1 have been audited by Malone & Bailey, PLLC, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The  Company's  directors  and  executive  officers  are:

NAME                    AGE          POSITION

Jason  G. Otteson       28          Chairman  of  the board of directors,
                                    president and chief executive officer

Kay  L.  Ekis           39          Secretary

     Jason G. Otteson has served as chief executive officer and a consultant of the Company since January 1998. Since February 1997, Mr. Otteson has served as director of the Company. From August 1996 to January 1998, Mr. Otteson served as vice president of the Company. From November 1996 through December 1997, Mr. Otteson served as a consultant for Premier Medical Technology, Inc. Mr. Otteson received a marketing degree with a minor in finance from Stephen F. Austin State University in 1996.

     Kay L. Ekis has served as secretary since August 2000. Since July 1998, Ms. Ekis has served as the Accounting/Office Manager of the Company. From June 1997 through July 1998, Ms. Ekis served as the Accountant to Home Healthcare of Huntsville. From September 1991 through June 1997, Ms Ekis served as the office manager/accountant for Heil Tank Services, Inc. in Houston, Texas and Huntsville, Texas. Ms. Ekis received a degree in accounting from Sam Houston State University in 1988.

     The Company's directors hold office until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Directors are reimbursed for out-of-pocket expenses to attend meetings. The Company does not maintain compensation, audit, executive, or nominating committees.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements.

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table provides information regarding compensation paid to the Company's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended September 30, 2000.

                                Summary Compensation Table

                                Annual
                                ------
                             Compensation        Long Term Compensation
                             ------------        ----------------------

                                                        Awards
                                                               Securities
Name and                                     Restricted        Underlying        All Other
Principal Positions      Year  Salary($)  stock award(s)($)  Options/SARs(#)  Compensation($)
-----------------------  ----  ---------  -----------------  ---------------  ---------------

Jason G. Otteson,
Chief Executive Officer  2000  $  50,348                --         1,200,000               --
                         1999  $  50,000                --                --               --
                         1998  $  50,000                --                --               --

     In July 2000, the Company entered into a three-year employment agreement with Mr. Otteson. The agreement provides for a base annual salary of $102,000, and a sign-on bonus of $100,000. The sign-on bonus has not been paid and Mr. Otteson has agreed to accept a demand note payable at an interest rate of 12% till paid. Mr. Otteson has agreed that 50% of his annual salary may be paid in the form of note payables and in shares of common stock. The agreement provides for the issuance of an option to purchase 750,000 shares of common stock at an exercise price equal to the fair market value on the date of grant, which was $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001. If Mr. Otteson is terminated without cause, the Company must make a payment equal to two years annual salary. If Mr. Otteson is disabled or dies, the Company must continue his salary through the remainder of the term of the agreement. If Mr. Otteson is terminated after a change of control in the Company, the Company must make a payment of 150% of Mr. Otteson's highest annual salary, and the amount of any bonus received during the previous year. In addition, in exchange for Mr. Otteson's options, the Company will make a payment equal to the fair market value of the Company's common stock multiplied by the number of shares underlying such options.

     In September 2000, the Company entered into a three-year employment agreement with Ms. Kay L. Ekis. The agreement provides for a base annual salary of $33,000, and a sign-on bonus of $15,000, of which $3,500 has been paid and the remaining amounts are due on the receipt of future funding of the Company.

STOCK  OPTIONS  AND  WARRANTS

     The Company's 1999 Stock Option Plan provides for the issuance of an aggregate 1,000,000 shares of common stock, which was amended in September 2000 to provide for the issuance of an additional 1,000,000 shares subject to shareholder approval, upon the exercise of options granted under the plan. As of September 30, 2000, options to purchase an aggregate of 1,050,000 shares of common stock were outstanding under the plan. This total does not include a warrant to purchase 750,000 shares of common stock at an exercise price of $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001, that was issued to Mr. Otteson pursuant to his employment agreement.

                         Option Grants in Last Fiscal Year

                           NUMBER OF       PERCENT OF
                          SECURITIES     TOTAL OPTIONS/
                          UNDERLYING      SARS GRANTED    EXERCISE  OR
                         OPTIONS/SARS     TO EMPLOYEES     BASE PRICE    EXPIRATION
          NAME            GRANTED (#)    IN FISCAL YEAR      ($/SH)         DATE
          ----           -------------  ----------------  -------------  -----------
Jason G. Otteson,
Chief Executive Officer        250,000             23.8%  $        1.52     9/30/06

                               200,000             19.0%  $        .825     3/31/05

                               750,000               --   $        1.44      7/1/05


                                  AGGREGATED OPTION EXERCISES IN 2000
                                       AND YEAR-END OPTION VALUES

                           SHARES
                          ACQUIRED
                             ON          VALUE       NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
      NAME               EXERCISE(#)  REALIZED($)      OPTIONS AT FY-END          IN-THE-MONEY OPTIONS
      ----               -----------  -----------  --------------------------  --------------------------
                                                   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                   -----------  -------------  -----------  -------------
Jason G. Otteson,
Chief Executive Officer            -            -           --      1,200,000           --  $    111,000

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of January 22, 2001 the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                             Number of Shares of Common Stock
Name and Address of Beneficial Owner               Beneficially Owned          Percentage of Ownership
Jason G. Otteson                                                   3,590,994                     61.2%

Connie Logan                                                       1,594,006                     19.9%

Kay Ekis                                                               5,000              less than 1%

All executive officers and directors as a
group (2 persons)                                                  3,595,994                     61.3%

Of Ms. Logan's shares, 1,554,006 shares are represented by shares of the Company's Series A preferred stock, which provide for the right to vote the preferred stock on a share for share basis. The business address of the above persons is the same as the address of the Company's principal executive office.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company has a lease agreement on a month-to-month basis with Jason G. Otteson covering approximately 12,000 square feet in Huntsville, Texas. The monthly rental is $2000 per month. The Company has borrowed an aggregate of $214,500 from Mr. Otteson, at interest rates between 10-18%, of which $83,500 is currently due on demand, and the remainder is due between March 2001 and August 2001.

                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors
   Sportan  United  Industries,  Inc.
   Huntsville,  Texas

We have audited the accompanying balance sheet of Sportan United Industries, Inc. as of September 30, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportan United Industries, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE  &  BAILEY,  PLLC
Houston,  Texas




January  9,  2001

                      SPORTAN UNITED INDUSTRIES, INC.
                             BALANCE SHEET
                         September  30,  2000


ASSETS

Current Assets
  Cash                                                           $    14,865
  Accounts receivable, net of allowance
    for doubtful accounts of $68,478                                 116,032
  Stock subscription receivable                                        4,359
  Accounts receivable-stockholder and employees                        5,292
  Inventory                                                          223,451
                                                                 ------------

    Total Current Assets                                             363,999
                                                                 ------------


Property and Equipment, net of $73,207
  accumulated depreciation                                            57,802
Trademark, net of $17 accumulated amortization                         1,427
                                                                 ------------

    TOTAL ASSETS                                                 $   423,228
                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                               $   335,618
  Accounts payable to stockholder                                     16,235
  Accrued expenses                                                    67,406
  Dividend payable                                                    17,836
  Accrued salary due to stockholder                                   12,652
  Notes payable to stockholders                                      314,500
  Note payable to bank                                                99,000
                                                                 ------------

    Total Current Liabilities                                        863,247
                                                                 ------------

STOCKHOLDERS' EQUITY

  Convertible preferred stock, .001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding         2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 5,767,445 issued and outstanding                       5,767
  Paid in capital                                                    646,113
  Retained earnings (deficit)                                     (1,094,043)
                                                                 ------------

    Total Stockholders' Equity                                    (  440,019)
                                                                 ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   423,228
                                                                 ============

                       SPORTAN  UNITED  INDUSTRIES,  INC.
                          STATEMENTS  OF  OPERATIONS
                 For the Years Ended September 30, 2000 and 1999


                                           2000         1999
                                        -----------  -----------
Revenues                                $  816,242   $2,901,829

Cost of Sales                              687,511    2,538,725
                                        -----------  -----------

Gross Margin                               128,731      363,104

Operating Expenses
  Selling, general and administrative      975,646      685,812
  Bad debts                                              44,661
                                        -----------  -----------

    Total Operating Expenses               975,646      730,473
                                        -----------  -----------

    Operating Loss                       ( 846,915)   ( 367,369)

Other Income and (Expense)
  Gain on sale of facility                              206,901
  Loss on sale of assets                 (   2,852)
  Other income                               2,732
  Interest expense                       (  33,713)   (  13,950)
  Miscellaneous expense                               (   3,830)
                                        -----------  -----------

    Total Other Income (Expense)         (  33,833)     189,121
                                        -----------  -----------

    NET (LOSS)                           ( 880,748)   ( 178,248)
    Preferred stock dividends            (  22,406)
                                        -----------  -----------

    NET (LOSS) APPLICABLE TO
      COMMON SHAREHOLDERS               $( 903,154)  $( 178,248)
                                        ===========  ===========

Net (loss) per common share             $(     .14)  $(     .02)

Weighted average common shares
  Outstanding                            6,389,000    7,000,000
                                        ===========  ===========

                    SPORTAN  UNITED  INDUSTRIES,  INC.
            STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
          For  the  Years  Ended  September  30,  2000  and  1999


                              Preferred  Preferred     Common       Common
                               Shares      Amount      Shares       Amount
                              ---------  ----------  -----------  ----------
Balances at
  September 30, 1998                                   7,000,000  $   7,000
                              ---------  ----------  -----------  ----------

Net loss

Balances at
  September 30,1999                                   7,000,000       7,000

Exchange of common
  stock for preferred         2,144,006  $    2,144  (2,144,006)     (2,144)

Proceeds from sale
  of common stock, net of
  404,000 shares and $68,407
  paid for costs of issuance                            795,178         795

Issuance of stock warrant

Common stock issued

  for services                                          105,000         105

  to extinguish accounts
  payable                                                11,273          11

Preferred stock dividends

Net loss
                              ---------  ----------  -----------  ----------

Balances at
  September 30, 2000          2,144,006  $    2,144   5,767,445   $   5,767
                              =========  ==========  ===========  ==========

              SPORTAN  UNITED  INDUSTRIES,  INC.
         STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
       For  the  Years  Ended  September  30,  2000  and  1999

                                              Retained
                                Paid In       Earnings
                                Capital      (Deficit)      Totals
                              ------------  ------------  ----------
Balances at
  September 30,1998           $   246,263   $   (12,641)  $ 240,622

Net loss                                       (178,248)   (178,248)
                              ------------  ------------  ----------

Balances at
  September 30,1999               246,263      (190,889)     62,374

Exchange of common
  stock for preferred

Proceeds from sale
  of common stock, net of
  404,000 shares and $68,407
  paid for costs of issuance      239,157                   239,952

Issuance of stock warrant          17,250                    17,250

Common stock issued

  for services                    129,454                   129,559

  to extinguish accounts
   payable                         13,989                    14,000

Preferred stock dividends                       (22,406)    (22,406)

Net loss                                       (880,748)   (880,748)
                              ------------  ------------  ----------

Balances at
  September 30, 2000          $   646,113   $(1,094,043)  $(440,019)
                              ============  ============  ==========

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 for the Years Ended September 30, 2000 and 1999


                                                       2000        1999
                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                        $(880,748)  $(178,248)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                     19,407      19,127
      Securities issued for services                  129,559
      Securities issued for accounts
       payable                                         14,000
      Issuance of stock warrants                       17,250
      Loss (gain) on disposal of property
       and equipment                                    2,852    (  2,699)
    Net (increase) decrease in:
      Accounts receivable                            ( 52,570)     59,969
      Inventory                                        41,805     259,990
      Other current assets                              4,943       3,489
    Net increase (decrease) in:
      Accounts payable                                116,509    ( 32,453)
      Accrued expenses                                 28,106      20,002
                                                    ----------  ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (558,887)    149,177
                                                    ----------  ----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment          2,250       5,000
  Cash paid for trademark and patents                (  1,444)
  Cash paid for property and equipment               ( 52,328)   (  7,368)
                                                    ----------  ----------

NET CASH (USED) BY INVESTING ACTIVITIES              ( 51,522)   (  2,368)
                                                    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of stock                     239,952
  Net proceeds (repayments)from line of credit         89,000    ( 85,000)
  Principal payments on notes to stockholders                    ( 10,000)
  Net proceeds from notes to stockholders             261,000
  Stock subscription receivable                      (  4,359)
  Preferred stock dividends paid                     (  4,569)
  Accrued salary to shareholder                        12,652
  Net increase (decrease) in stockholder advances
    to the company                                     13,108    ( 39,982)
                                                    ----------  ----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      606,784    (134,982)
                                                    ----------  ----------

NET INCREASE (DECREASE) IN CASH                      (  3,625)     11,827
CASH BALANCES
  -Beginning of period                                 18,490       6,663
                                                    ----------  ----------

  -End of period                                    $  14,865   $  18,490
                                                    ==========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                             $  20,182   $   5,589
  Income taxes paid in cash                         $       0   $       0

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

Inventory: Inventory is stated at the lower of cost (determined by the average cost method) or market.

Property and Equipment: Property and equipment are stated at cost. The Company depreciates property and equipment by the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment               5 years      $104,728
Furniture and fixtures           5-10 years     26,280
                                              ---------
                                               131,008
  Less accumulated depreciation                (73,206)
                                              ---------
                                              $ 57,802
                                              =========

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


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

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

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"), which requires the calculation of basic and diluted earnings per share. Basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities.

Diluted earnings per share are not shown here because such effect would be anti-dilutive.


NOTE  B  -  GOING  CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring net losses and has a net deficit of $440,019 as of September 30, 2000. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE  C  -  BANK  CREDIT  LINE  ARRANGEMENT

The Company presently has a credit line of up to $100,000 at First National Bank of Huntsville secured by substantially all assets, accounts receivable and inventory with interest at the bank's prime commercial rate, and maturing October 2000. The credit line is guaranteed by a company stockholder. The Company's outstanding balance on this line as of September 30, 2000 was $99,000. The credit line was renewed on November 30, 2000, with a new interest rate of prime plus 1.250%.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  D  -  INCOME  TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000, are as follows:

   Deferred tax assets:
      Net operating loss carryforward            $      380,800
      Less:  valuation allowance                       (380,800)
                                                 ---------------

    Net current deferred tax assets (liability)               0
                                                 ===============

The Company has net operating loss carryforwards of approximately $1,120,000 as of September 30, 2000, which expire through year 2020.


NOTE  E  -  OPERATING  LEASES

The Company rents its principal facility from a stockholder of the Company (see Note F).

Total rent expense under all lease agreements amounted to approximately $24,000 and $36,350 for the years ended September 30, 2000 and 1999, respectively.


NOTE  F  -  RELATED  PARTY  TRANSACTIONS

The Company is involved in various transactions with stockholders or officers of the Company. The transactions and amounts incurred with these individuals are detailed as follows:

                                2000     1999
                               -------  -------

    Transaction:
      Rent-principal facility  $24,000  $22,140
      Purchase of inventory    $   309  $36,537
      Interest                 $18,864  $ 8,362


Notes  payable  to  stockholders  consist  of  the  following:

Notes payable to two stockholders bearing interest
   at 12% annually, balance is due on demand.
   Interest  is  being  accrued.                          $  53,500
Notes payable to one stockholder, bearing interest
   at rates ranging from 10%-18%, payable on dates
   ranging from January 2001 through August 2001            261,000

Additionally, the Company entered into a new employment arrangement with its president and CEO as of July 1, 2000. The employment contract specifies a sign-on bonus of $100,000, payable on demand and recorded as a note payable carrying interest at 12% per annum and an annual salary of $102,000.

                          SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  F  -  RELATED  PARTY  TRANSACTIONS  (Continued)

Additionally warrants to purchase 1,000,000 shares at fair market value will be granted 250,000 per year for the next four years. These warrants will expire five years from the date of grant.


NOTE  G  -  PREFERRED  STOCK

The Company has 2,144,006 shares of preferred stock outstanding. Holders of the preferred shares are entitled to receive cash dividends at the annual rate of 6%, on a share value of $0.418 per share, payable monthly. As of September 30, 2000, $4,570 had been paid in cash to the preferred shareholders and the balance due, $17,836, had been accrued.

The preferred shares will automatically be converted to common shares, one for one, on April 1, 2005. Shares are redeemable at the stated value by the Company on or after April 1, 2000, with a prepayment penalty of $250,000 less all previously paid dividends up to $250,000.

Holders of preferred shares are entitled to receive dividends at the same rate as dividends paid on common stock. Holders of preferred shares have the same voting rights as holders of common shares.

The preferred shares rank senior to common shareholders. The preferred shares have a liquidation preference of $.418 per share.


NOTE  H  -  COMMON  STOCK  TRANSACTIONS

During July and August 2000, the Company sold 294,000 shares of stock at $1 per share in a private offering. The shares were sold in increments of 1,000 and for each unit 500 "Class A" warrants with exercise price of $1.50 per share and 500 "Class B" warrants with exercise price of $2.00 per share were issued. These warrants are redeemable by the Company at $.05 per share in the event that the closing bid price of the Company's common stock equals or exceeds $2.00 per share for the Class A warrants and $2.50 per share for the Class B warrants. Additionally, 87,178 warrants that had been issued in conjunction with the private offering were exercised for a price of for a price of $4,359, or $.05 per share. Other common stock issued for cash was 10,000 shares for $10,000, for total gross proceeds of $308,359. Cash fees and commissions of $68,407 were paid in conjunction with the private offering resulting in net proceeds from sale of common stock of $239,952. 404,000 shares valued at $429,000 were issued to promoters and to a lawyer for fundraising. Additionally, a warrant was issued to a consultant at below fair market value, resulting in compensation expense and a corresponding contribution to capital of $17,250 and 105,000 shares valued at $129,559 were issued to employees and consultants for services.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  I  -  STOCK  OPTIONS  AND  WARRANTS

The Company follows the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. This disclosure is not present for the prior year because the Company's stock only began trading during March 2000. The Company's Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants of the Company, and opportunities for directors, officers, employees and consultants of the Company to make purchases of stock in the Company. In addition, the Company issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors of the Company, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. During the year ended September 30, 2000, $17,250 in compensation expense was recognized for the issuance of 15,000 warrants at an exercise price of $.25 per share, because these exercise prices were below market prices at the date of grant. During the year ended September 30, 1999, no compensation expense was recognized for the issuance of options and warrants, because no exercise prices were below market prices at the date of grant. Options and warrants to purchase 1,261,400 shares of common stock that had no intrinsic value were issued during the year ended September 30, 2000. In addition, 87,178 and no warrants were exercised in 2000 and 1999, respectively. As of September 30, 2000, 383,222 outstanding warrants are noncompensatory. The balance of the outstanding warrants and options are payments for consulting and professional services. Summary information regarding options and warrants is as follows:

                                       Weighted                Weighted
                                        average                 average
                         Options    Share Price   Warrants  Share Price
                        ----------  -----------  ---------  -----------
Outstanding at
   September 30, 1999:                              71,000  $      .01

Year ended
   September 30, 2000:
   Granted               1,835,000  $      1.16    485,400         .78
   Exercised                                     (  87,178)        .05
                        ----------  -----------  ---------  -----------

Outstanding at
  September 30, 2000     1,835,000  $      1.16    469,222  $      .81
                        ==========  ===========  =========  ===========

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  I  -  STOCK  OPTIONS  AND  WARRANTS  (Continued)

     Options outstanding and exercisable as of September 30, 2000:

                            - - Outstanding - -   Exercisable
                               Number  Remaining       Number
            Exercise Price  of Shares       life    of Shares
                            ---------  ---------  -----------
               $  .75         410,000   13 years            0
                  .83         200,000    5 years            0
                 1.38         190,000   11 years            0
                 1.43         750,000    5 years            0
                 1.00          20,000    2 years        5,000
                 1.52         250,000    5 years
                            ---------             -----------
                            1,835,000                   5,000
                            =========             ===========

     Warrants outstanding and exercisable as of September 30, 2000:

                            - - Outstanding - -   Exercisable
                               Number  Remaining       Number
            Exercise Price  of Shares       life    of Shares
                            ---------  ---------  -----------
               $  .01          71,000    2 years       71,000
                  .05          89,222    2 years       89,222
                  .25          15,000    5 years       15,000
                 1.50         147,000    2 years      147,000
                 2.00         147,000    2 years      147,000
                            ---------             -----------
                              469,222                 469,222
                            =========             ===========

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:


(in thousands)                                         2000         1999
                                              -------------  -----------
  Net loss available for common
   shareholders                 -As reported   $(  903,154)   $(178,248)
                                  -Pro forma    (1,582,433)    (178,248)
  Net loss per share            -As reported   $(     0.14)   $(   0.02)
                                  -Pro forma    (     0.25)    (   0.02)


Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  J  -  MAJOR  CUSTOMERS  AND  VENDORS

During the year ended September 30, 2000, the Company purchased $211,951, or 31% of total purchases from Riddell and $74,630, or 10% of total purchases from Fotoball. One customer, OnDeck Sports, accounted for $83,430 of total sales. $163,216, or 19% of revenues were derived from internet auction sites such as Ebay. No other vendor or customer accounted for greater than 10% of total expenditures or revenues.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) The following exhibits are to be filed as part of the annual report:

     EXHIBIT NO.        IDENTIFICATION  OF  EXHIBIT
     Exhibit 3.1(1)     Amended and Restated Articles of Incorporation of Sportan United Industries, Inc.
     Exhibit 3.2(1)     Bylaws  of  Sportan  United  Industries,  Inc.
     Exhibit 4.1(1)     Common  Stock  Certificate,  Sportan United Industries, Inc.
     Exhibit 10.1(1)    Sportan United Industries, Inc. 1999 Stock Option Plan
     Exhibit 10.2(3)    Lease  Agreement
     Exhibit 10.3(4)    Jason  G.  Otteson  Employment  Agreement
     Exhibit 10.4(4)    Kay  Ekis  Employment  Agreement
     Exhibit 16.1(2)    Letter  on  change  in  certifying  accountant
     Exhibit 23.1(4)    Consent  of  Malone  &  Bailey,  PLLC

____________________

(1)     Filed previously on registration  statement  Form  10-SB SEC File No. 000-25513.
(2)     Filed previously on current report Form 8-K/A SEC File No. 000-25513.
(3)     Filed previously on annual report for year ended September 30, 1999 Form 10-KSB.
(4)     Filed herewith.

     (b) There have been no reports filed on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------


     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Sportan  United  Industries,  Inc.


                               By:  /s/  Jason  G.  Otteson
                                  ----------------------------------------------
                               Jason G. Otteson, Chairman of the Board, President, Chief Executive Officer, and Treasurer


                           ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
---------                  -----                                ----

  /s/  Jason G. Otteson   Chairman of the Board, President,   February 6, 2001
------------------------  Chief Executive Officer, and
Jason G. Otteson          Treasurer