Form 10QSB
period 2000-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2001-03-08
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2000

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

The number of shares of common stock of the Registrant outstanding at January 22, 2001 was 5,867,447.

                       SPORTAN  UNITED  INDUSTRIES,  INC.
                                  BALANCE SHEET
                                December 31, 2000

ASSETS

Current Assets
Cash                                                             $    10,886
  Accounts receivable, net of allowance
    for doubtful accounts of $68,279                                 126,900
  Accounts receivable-stockholder and employees                       10,990
  Inventory                                                          177,889
                                                                 ------------

    Total Current Assets                                             326,665

Property and Equipment, net of $77,578
  accumulated depreciation                                            51,265

Other assets                                                           1,419
                                                                 ------------

    TOTAL ASSETS                                                 $   379,349
                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                               $   391,526
  Accounts payable to stockholder                                     14,785
  Accrued expenses                                                    67,677
  Dividends payable                                                   31,279
  Accrued salary due to stockholder                                   25,652
  Notes payable to stockholders                                      314,500
  Note payable to bank                                                99,000
                                                                 ------------

    Total Current Liabilities                                        944,419


Stockholders' Equity
  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding         2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 5,834,113 issued and outstanding                       5,834
  Paid in capital                                                    702,664
  Retained earnings (deficit)                                     (1,275,712)
                                                                 ------------

    Total Stockholders' Equity                                    (  565,070)
                                                                 ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   379,349
                                                                 ============

                        SPORTAN  UNITED  INDUSTRIES,  INC.
                            STATEMENTS  OF  OPERATIONS
                  Three Months Ended December 31, 2000 and 1999



                                     2000         1999
                                  -----------  -----------

Revenues                          $  186,899   $  250,770
Cost of Sales                        144,447      189,114
                                  -----------  -----------

Gross Margin                          42,452       61,656

Operating Expenses
  General and administrative         196,554      155,878
                                  -----------  -----------

    Total Operating Expenses         196,554      155,878
                                  -----------  -----------

    Operating Loss                  (154,102)     (94,222)

Other Income and (Expense)
  Gain (Loss) on sale of assets     (  1,137)
  Interest expense                  ( 12,987)     ( 2,256)
  Miscellaneous income(expense)                       693
                                  -----------  -----------

    Total Other Income (Expense)    ( 14,124)     ( 1,563)
                                  -----------  -----------

    NET (LOSS)                    $ (168,226)  $ ( 95,785)
    Preferred dividends             ( 13,443)
                                  -----------  -----------

    NET (LOSS) APPLICABLE TO
      COMMON SHAREHOLDERS         $ (181,669)  $ ( 95,785)
                                  ===========  ===========

Net (loss) per common share       $  ( 0.031)  $  ( 0.014)

Weighted average common shares
  outstanding                      5,811,890    7,011,667
                                  ===========  ===========

                   SPORTAN  UNITED  INDUSTRIES,  INC.
                      STATEMENTS  OF  CASH  FLOWS
          For the Three Months Ended December 31, 2000 and 1999


                                                           2000        1999
                                                        ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                            $(168,226)  $ ( 95,785)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                          4,760        3,792
      Securities issued for services                       56,618       13,000
      (Gain) loss on disposal of property and
       equipment                                            1,137     (  1,206)
    Net (increase) decrease in:
      Accounts receivable                                ( 10,868)    ( 23,205)
      Inventory                                            45,562     ( 85,413)
      Accounts receivable - stockholder and employees    (  5,699)    (  2,981)
      Other current assets                                      0     (    715)
    Net increase (decrease) in:
      Accounts payable                                     55,906      117,340
      Accrued expenses                                        271     (  9,971)
                                                        ----------  -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         ( 20,539)   (  85,144)
                                                        ----------  -----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment              1,732        2,250
  Cash paid for property and equipment                   (  1,082)   (  16,583)
                                                        ----------  -----------

NET CASH (USED) BY INVESTING ACTIVITIES                       650    (  14,333)
                                                        ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments) from line of credit                 0       89,000
  Net proceeds from notes to stockholders                 ( 1,449)    (  1,483)
  Collection of stock subscription receivable               4,359            0
  Net increase in accrued salary
    to shareholder                                         13,000            0
                                                        ----------  -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           15,910       87,518
                                                        ----------  -----------

NET INCREASE IN CASH                                      ( 3,979)   (  11,959)

CASH BALANCES
  -Beginning of period                                     14,865       18,490
                                                        ----------  -----------

  -End of period                                        $  10,886   $    6,531
                                                        ==========  ===========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                                 $  12,987   $    2,256
  Income taxes paid in cash                             $       0   $        0

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2000, as reported in the 10-KSB, have been omitted.


NOTE  B  -  COMMON  STOCK  ISSUANCES

On September 29, 2000, the Company contracted with a firm to provide financial consulting services for a period of six months. This firm is to be compensated with 100,002 shares of restricted common stock. Shares have been issued as follows: 33,333 shares issued October 2000 with the remainder being issued at 16,667 shares per month. As of December 2000, 66,668 shares have been issued and 33,334 shares will be issued by February 2001.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of December 31, 2000 and for the three-month period ended December 31, 2000 and 1999 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended September 30, 2000. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     RESULTS  OF  OPERATIONS

Three months ended December 31, 2000 compared to the same period in 1999

     Our sales for the three months ended December 31, 2000 was $186,899, a decrease of 26% from the same period in 1999, and our gross margin percentage declined for three months ended December 31, 2000 to 23% from 26% during the same period in 1999. We believe the decrease in sales was due to lack of funding, which reduced our sales and marketing capability. We reduced purchases because of poor cash flow therefore resulting in lower sales.

     Our general and administrative expenses grew during the three months ended December 31, 2000, 26% to $196,554 from the same period in 1999. We believe the increase in general and administrative expenses is due to an increase in consulting fees for funding.

     As our general and administrative expenses increased in spite of a decrease in our sales, our net loss grew 90% from to $181,669 for the three months ended December 31, 2000.

     Cash used by operations for the three-month period decreased from $85,144 to $20,539 because of a substantially decrease in our inventory for the three months ended December 31, 2000.

     Cash provided by investing activities was $650 for the three months ended December 31, 2000, compared to $14,333 used by investing activities for the three months ended December 31, 1999. The decrease was due to the purchase of equipment for the three months ended December 31, 1999.

     Cash provided from financing activities was $15,910 during the three-month period ended December 31, 2000, as compared to cash flows provided of $87,518 during the three-month period ended December 31, 1999. The decrease was due to an $89,000 decrease in our bank line of credit for the three months ended December 31, 2000. During the three months ended December 31, 2000, we also accrued $13,000 in salary due to our president.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2000, we had negative working capital of $617,754, and cash of $10,886. We completed a private placement during 2000, which netted approximately $240,000, through the issuance of common stock and warrants.

     In connection with this funding, we asked five shareholders related to our founder to convert 2,144,006 shares of common stock held by them to the same number of preferred shares. During the next five years, we have the sole option of converting these preferred shares back to the same number of common shares or we may purchase any or all of them at the $.418 per share stated value, or up to $896,195. In addition, we must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month, with minimum total minimum dividends of $250,000 due regardless of when we elect to purchase or convert this stock. As of January 2001, we are ten months behind on our dividend payments. At the end of five years, if we have taken no action, this preferred stock automatically converts back to the same number of common shares.

     We have established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At December 31, 2000, we had a balance of approximately $99,000 on the line of credit. We have borrowed $214,500 from our stockholders in the form of notes payable, of which $83,500 is presently due on demand, with the remainder to come due during fiscal 2001. We have borrowed working capital from our stockholders in the past, but it should not be assumed that such funds will be available in the future.

     The funds obtained in our private placement were used to speed up growth, which we believe was hampered by a lack of capital. Based on our current operating plan, we must raise at least $500,000 in additional funding to pay our outstanding accounts payables and to continue to operate our business through September 30, 2001. At the present time, we have no commitments for capital. If we are unable to obtain additional financing in the near future, we may be required to scale back or cease operations, or find some other way to bring cash flows into balance.

     In the future, we may continue to experience significant fluctuations in our results of operations. These fluctuations may result in volatility in the price or value of our common stock. Our results of operations may fluctuate as a result of a variety of factors, including, our ability to obtain needed financing, demand for our products, introduction of new products, the variety of products distributed, the number and timing of the hiring of additional personnel, general competitive conditions in the industry and general economic conditions. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed. Accordingly, period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods our operating results will be below the expectations of investors.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 1, 2, and 5 are omitted.

ITEM  2.  LEGAL  PROCEEDINGS

     In February 2001, Riddell, Inc sued us in the 61st Judicial District Court of Harris County, for the amount of approximately $124,000, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of the claim.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently ten months behind on our dividend payments, or $41,275.

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS


               None.


          (b)  REPORTS ON FORM 8-K


               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Sportan United Industries, Inc.



Date:  March 8, 2001                            By:  /s/  Jason G. Otteson     .
                                                   ----------------------------
                                                   Jason G. Otteson, President