Form 10QSB
period 2001-03-31
SPORTAN UNITED INDUSTRIES INC
filed 2001-05-29
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


  [X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


The number of shares of common stock of the Registrant outstanding at March 31, 2001 was 6,047,447.

ITEM  1.     FINANCIAL  STATEMENTS

                        Sportan United Industries, Inc.
                                  Balance Sheet
                                 March 31, 2001


ASSETS
Current Assets
  Cash                                                           $     4,566
  Accounts receivable, net of allowance
    for doubtful accounts of $67,720                                  37,602
  Accounts receivable-stockholder and employees                       11,535
  Inventory, net of valuation allowance of $18,659                   140,691
                                                                 ------------
    Total Current Assets                                             194,394
                                                                 ------------
Property and Equipment, net of $80,971
  accumulated depreciation                                            46,157

Other assets                                                           1,409
                                                                 ------------
    TOTAL ASSETS                                                 $   241,960
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                               $   379,815
  Accounts payable to stockholder                                     11,655
  Accrued expenses                                                    64,212
  Dividends payable                                                   42,127
  Accrued salary due to stockholder                                   38,652
  Notes payable to stockholders                                      314,500
  Note payable to bank                                                99,000
                                                                 ------------
    Total Current Liabilities                                        949,961
                                                                 ------------
STOCKHOLDERS' EQUITY

  Stockholders' Equity
  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding         2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 6,017,447 issued and outstanding                       6,017
  Paid in capital                                                    715,814
  Retained earnings (deficit)                                     (1,431,976)
                                                                 ------------
    Total Stockholders' Equity                                    (  708,001)
                                                                 ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   241,960
                                                                 ============

                        Sportan United Industries, Inc.
                            Statement of Operations
                      For the Three Months and Six Months
                          ended March 31, 2000 and 2001

                                   Three  Months  Ended       Six  Months  Ended
                                         March  31,                March  31,
                                     2001         2000         2001         2000
                                  -----------  -----------  -----------  -----------
Revenues                          $   92,787   $  160,312   $  279,686   $  411,082

Cost of Sales                        161,095      134,457      305,542      323,571
                                  -----------  -----------  -----------  -----------
Gross Margin                        ( 68,308)      25,855     ( 25,856)      87,511
                                  -----------  -----------  -----------  -----------
Operating Expenses
  General and administrative          61,308      202,942      257,862      358,820
                                  -----------  -----------  -----------  -----------
    Operating Loss                  (129,616)    (177,087)    (283,718)    (271,309)
                                  -----------  -----------  -----------  -----------
Other Income and (Expense)
  Gain on sale of assets                 376        1,210     (    760)       1,210
  Interest expense                  ( 13,731)    (  7,065)    ( 26,719)    (  9,321)
  Miscellaneous income(expense)          150            7          150          700
                                  -----------  -----------  -----------  -----------
    Total Other Income (Expense)    ( 13,205)    (  5,848)    ( 27,329)    (  7,411)
                                  -----------  -----------  -----------  -----------
    NET (LOSS)                      (142,821)    (182,935)    (311,047)    (278,720)

    Preferred dividends             ( 13,443)           0     ( 26,886)           0
                                  -----------  -----------  -----------  -----------
    NET (LOSS) APPLICABLE TO
      COMMON SHAREHOLDERS         $ (156,264)  $ (182,935)  $ (337,933)  $ (278,720)
                                  ===========  ===========  ===========  ===========
Net (loss) per common share       $(    .027)  $(    .026)  $(    .058)  $ (   .040)

Weighted average common shares
  Outstanding                      5,881,336    7,035,000    5,846,613    7,023,333

                        Sportan United Industries, Inc.
                            Statements of Cash Flows
                For the Six Months Ended March 31, 2001 and 2000

                                                           2001        2000
                                                        ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                            $(311,047)  $(278,720)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                          8,161       7,680
      Securities issued for services                       69,951      63,000
      (Gain) loss on disposal of property and
        equipment                                           1,137    (  1,210)
    Net (increase) decrease in:
      Accounts receivable                                  78,430      33,826
      Inventory                                            82,760    ( 53,119)
      Accounts receivable - stockholder and employees    (  6,243)
      Prepaid expenses                                               (  5,000)
      Other current assets                                           (    715)
    Net increase (decrease) in:
      Accounts payable                                     44,196      61,861
      Accrued expenses                                   (  3,195)   (  9,307)
                                                        ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         ( 35,850)   (181,704)
                                                        ----------  ----------
CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment              2,366       2,250
  Cash paid for property and equipment                   ( 17,358)
                                                        ----------  ----------
NET CASH (USED) BY INVESTING ACTIVITIES                     2,366    ( 15,108)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments)from line of credit                         69,000
  Net proceeds from notes to stockholders                             140,000
  Net increase (decrease) in stockholder advances
    to the company                                       (  4,579)   (  1,482)
  Collection of stock subscription receivable               4,359
  Net increase in accrued salary to shareholder            26,000
  Net increase (decrease) in preferred dividends
    payable                                              (  2,595)
                                                        ----------  ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           23,185     207,518
                                                        ----------  ----------
NET INCREASE IN CASH                                     ( 10,299)     10,706

CASH BALANCES
  -Beginning of period                                     14,865      18,490
                                                        ----------  ----------
  -End of period                                        $   4,566   $  29,196
                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURES
  Interest paid in cash                                 $   4,846   $   6,111
  Income taxes paid in cash                             $       0   $       0

                         Sportan United Industries, Inc.
                          Notes to Financial Statements


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2000 as reported in the 10-KSB, have been omitted.


NOTE  B  -  COMMON  STOCK  ISSUANCES

On September 29, 2000, the Company contracted with a firm to provide financial consulting services for a period of six months. This firm is to be compensated with 100,002 shares of restricted common stock. Shares have been issued as follows: 33,333 shares issued October 2000 with the remainder being issued at 16,667 shares per month. As of March 31, 2001 all 100,002 shares have been issued. Additionally, the Company issued 50,000 shares to each of three employees for services rendered for a total of 150,000 shares.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2001 and for the six-month period ended March 31, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential,""continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended September 30, 2000. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     RESULTS  OF  OPERATIONS

Six  months  ended  March  31,  2001  compared  to  the  same  period  in  2000

     Our sales for the six months ended March 31, 2001 was $279,686, a decrease of 32% from the same period in 2000, and our gross margin percentage declined for six months ended March 31, 2001 to -9% from 21% during the same period in 2000. We believe the decrease in sales was due to lack of funding, which reduced our sales and marketing capability. We reduced purchases because of poor cash flow therefore resulting in lower sales.

     Our general and administrative expenses decreased during the six months ended March 31, 2001, 28% to $257,862 from the same period in 2000. We believe the decrease in general and administrative expenses are largely due to a decrease in legal and accounting expenses, computer expenses, public relations, and a reduction of overall spending by the company.

     As our sales decreased 32% and our general and administrative expenses decreased 28%, our net loss only grew 12% to $311,047 for the six months ended March 31, 2001.

     Cash used by operations for the six-month period decreased from $181,704 to $35,850 because of a substantial decrease in our inventory during the six months ended March 31, 2001.

     Cash provided by investing activities was $2,366 for the six months ended March 31, 2001, compared to $15,108 used by investing activities for the six months ended March 31, 2000. The decrease was due to the purchase of equipment for the six months ended March 31, 2000.

     Cash provided by financing activities was $23,185 during the six-month period ended March 31, 2001, as compared to cash flows provided of $207,518 during the six-month period ended March 31, 2000. The decrease was due to a $69,000 increase in our bank line of credit balance and a $140,000 increase of our notes to stockholders for the six months ended March 31, 2000. During the six months ended March 31, 2001, we also accrued $26,000 in salary due to our president.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2001, we had negative working capital of $755,567 and cash of $4,566. We completed a private placement during 2000, which netted approximately $240,000, through the issuance of common stock and warrants.

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

     We have established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At March 31, 2001, we had a balance of approximately $99,000 on the line of credit. We have borrowed $314,500 from our stockholders in the form of notes payable, of which $293,500 is presently due on demand, with the remainder to come due during fiscal 2001. We have borrowed working capital from our stockholders in the past, but it should not be assumed that such funds would be available in the future.

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

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 1, 2, and 5 are omitted.

ITEM  2.  LEGAL  PROCEEDINGS

     In September 2000, Racing Champions South Inc. sued us in the County Civil Court at Law No. 2 of Harris County, for the amount of approximately $50,000, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of the claim.

     In February 2001, Riddell, Inc sued us in the 61st Judicial District Court of Harris County, for the amount of approximately $124,000, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of the claim.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently twelve months behind on our dividend payments, or $50,236.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS


          None.


     (b)  REPORTS  ON  FORM  8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Sportan  United  Industries,  Inc.




Date:  May  15,  2001               By:  /s/  Jason  G.  Otteson
                                         ---------------------------------
                                         Jason  G.  Otteson,  President