Form 10QSB
period 2001-06-30
SPORTAN UNITED INDUSTRIES INC
filed 2001-08-15
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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


The number of shares of common stock of the Registrant outstanding at June 30, 2001 was 6,316,812.

PART I.  FINANCIAL  INFORMATION

                         Sportan United Industries, Inc.
                                  Balance Sheet
                                  June 30, 2001


ASSETS

Current Assets
  Cash                                                           $       150
  Accounts receivable, net of allowance
    for doubtful accounts of $67,720                                   8,804
  Accounts receivable-stockholder and employees                        5,812
  Inventory, net of valuation allowance of $18,659                    97,296
                                                                 ------------
    Total Current Assets                                             112,062
                                                                 ------------
Property and Equipment, net of $82,670
  accumulated depreciation                                            42,654

Other assets                                                           1,400
                                                                 ------------
    TOTAL ASSETS                                                 $   156,116
                                                                 ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                               $   356,503
  Accounts payable to stockholder                                     14,204
  Accrued expenses                                                    68,019
  Dividends payable                                                   54,350
  Accrued salary due to stockholder                                   51,652
  Notes payable to stockholders                                      422,816
                                                                 ------------
    Total Current Liabilities                                        967,544
                                                                 ------------
STOCKHOLDERS' DEFICIT

  Stockholders' Deficit
  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding         2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 6,316,812 issued and outstanding                       6,317
  Paid in capital                                                    741,814
  Retained earnings (deficit)                                     (1,561,703)
                                                                 ------------
    Total Stockholders' Deficit                                     (811,428)
                                                                 ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $   156,116
                                                                 ============

                           Sportan United Industries, Inc.
                               Statement of Operations
                        For the Three Months and Nine Months
                            Ended June 30, 2000 and 2001

                                     Three Months Ended        Nine Months Ended
                                          June  30,                 June  30,
                                     2001         2000         2001         2000
                                   ----------   ----------  -----------  -----------
Revenues                           $  33,082    $ 212,077   $  312,768   $  612,574

Cost of Sales                         42,151      177,862      347,693      501,433
                                   ----------   ----------  -----------  -----------
Gross Margin                          (9,069)      34,215      (34,925)     111,141
                                   ----------   ----------  -----------  -----------
Operating Expenses
  General and administrative          96,558      232,928      354,420      591,748
                                   ----------   ----------  -----------  -----------
    Operating Loss                  (105,627)    (198,713)    (389,345)    (480,607)
                                   ----------   ----------  -----------  -----------
Other Income and (Expense)
  Gain on sale of assets               2,742            0        1,982        1,210
  Other income                             0       10,784            0       11,949
  Interest expense                   (13,765)     (11,878)     (40,484)     (21,199)
  Miscellaneous income(expense)          366          (69)         516         (533)
                                   ----------   ----------  -----------  -----------
    Total Other Income (Expense)     (10,657)      (1,163)     (37,986)      (8,573)
                                   ----------   ----------  -----------  -----------
    NET (LOSS)                      (116,284)    (199,876)    (427,331)    (489,180)

    Preferred dividends              (13,443)      (8,962)     (40,329)      (8,962)
                                   ----------   ----------  -----------  -----------
    NET (LOSS) APPLICABLE TO
      COMMON SHAREHOLDERS          $(129,727)   $(208,838)  $ (467,660)  $ (498,142)
                                   ==========   ==========  ===========  ===========
Net (loss) per common share        $   (.021)   $   (.042)  $ (   .078)  $    (.102)

Weighted average common shares
  Outstanding                      6,236,812    4,944,333    5,987,790    4,901,000

                         Sportan United Industries, Inc.
                            Statements of Cash Flows
                For the Nine Months Ended June 30, 2001 and 2000


                                                           2001        2000
                                                        ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                            $(427,331)  $(489,180)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                         12,024      13,511
      Securities issued for services                       96,251     107,950
      (Gain) loss on disposal of property and
        equipment                                          (1,982)     (1,210)
    Net (increase) decrease in:
      Accounts receivable                                 107,228     (33,630)
      Inventory                                           126,155       6,700
      Accounts receivable - stockholder and employees        (520)     (1,007)
      Other current assets                                             (1,444)
    Net increase (decrease) in:
      Accounts payable                                     19,802     176,833
      Accrued expenses                                        613      17,459
                                                        ----------  ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES          (67,760)   (204,018)
                                                        ----------  ----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES
  Proceeds from sale of property and equipment              6,215       2,250
  Cash paid for property and equipment                                (52,324)
                                                        ----------  ----------

NET CASH (USED) BY INVESTING ACTIVITIES                     6,215     (50,074)
                                                        ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (repayments) from line of credit           (99,000)     89,000
  Net proceeds from notes to stockholders                 108,316     149,000
  Net increase (decrease) in stockholder advances
    to the company                                         (2,031)      6,458
  Collection of stock subscription receivable               4,359
  Net increase in accrued salary to shareholder            39,000
  Net increase (decrease) in preferred dividends
    payable                                                (3,814)
                                                        ----------  ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES           46,830     244,458
                                                        ----------  ----------
NET DECREASE IN CASH                                      (14,715)     (9,634)
CASH BALANCES
  -Beginning of period                                     14,865      18,490
                                                        ----------  ----------
  -End of period                                        $     150   $   8,856
                                                        ==========  ==========

                         Sportan United Industries, Inc.
                          Notes to Financial Statements


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's latest Annual Report filed with the SEC on Form 10-KSB, as amended. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2000, as reported in the 10-KSB, have been omitted.


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


NOTE  C  -  STOCKHOLDER  LOAN

On June 22, 2001, the Company signed a note in the amount of $108,316 with a single stockholder. This note is secured by the assets, accounts receivable, and inventory of the Company with an interest rate of 10.5% and is payable upon demand. The proceeds from this note were used to pay the line of credit at First National Bank of Huntsville in the amount of $99,000 and the interest due from the line of credit in the amount of $5,946.


NOTE  D  -  COMMON  STOCK

In March 2001, the Company entered into a consulting agreement with a consulting firm. Under the agreement the Company issued 100,000 shares at $.063 per share for a total value of $6,300, for services provided by the firm from October 2000 through February 2001. Additionally, the Company agreed to issue $5,000 in common stock every month for ongoing consulting services totaling $20,000 as of June 30, 2001.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2001 and for the nine-month period ended June 30, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     RESULTS  OF  OPERATIONS

Nine months ended June 30, 2001 compared to the same period in 2000

     Our sales for the nine months ended June 30, 2001 was $312,768, a decrease of 49% from the same period in 2000, and our gross margin percentage declined for nine months ended June 30, 2001 to -11% from 18% during the same period in 2000. We believe the decrease in sales was due to lack of funding, which reduced our sales and marketing capability. We reduced purchases because of poor cash flow therefore resulting in lower sales.

     Our general and administrative expenses decreased during the nine months ended June 30, 2001, 40% to $354,420 from the same period in 2000. We believe the decrease in general and administrative expenses are largely due to a decrease in legal and accounting expenses, computer expenses, public relations, and a reduction of personnel and overall spending by the company.

     Our interest expense increased during the nine months ended June 30, 2001, 91% to $40,484 from the same period in 2000. We believe that this increase is due to lack of funding resulting in a decrease in sales. This decrease in sales translates to a reduction of cash, which inhibits our paying on the principal of our loans and lines of credit.

     As our sales decreased 49% and our general and administrative expenses decreased 40%, our net loss decreased 13% to $427,331 for the nine months ended June 30, 2001.

     Cash used by operations for the nine-month period decreased from $204,018 to $67,760 because of a substantial decrease in our accounts receivable and inventory and an increase in accounts payable during the nine months ended June 30, 2001.

     Cash provided by investing activities was $6,215 for the nine months ended June 30, 2001, compared to $50,074 used by investing activities for the nine months ended June 30, 2000. The decrease was due to the purchase of equipment for the nine months ended June 30, 2000.

     Cash provided by financing activities was $46,830 during the nine-month period ended June 30, 2001, as compared to cash flows provided of $244,458 during the nine-month period ended June 30, 2000. The decrease was mainly due to a $89,000 increase in our bank line of credit for the nine months ended June 30, 2000 and the repayment of $99,000 to our bank line of credit for the nine months ended June 30, 2001. During the nine months ended June 30, 2001, we also accrued $39,000 in salary due to our president.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2001, we had negative working capital of $ 855,482 and cash of $150. We completed a private placement during 2000, which netted approximately $240,000, through the issuance of common stock and warrants.

     In connection with this funding, we asked five shareholders related to our founder to convert 2,144,006 shares of common stock held by them to the same number of preferred shares. During the next five years, we have the sole option of converting these preferred shares back to the same number of common shares or we may purchase any or all of them at the $.418 per share stated value, or up to $896,195. In addition, we must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month, with minimum total minimum dividends of $250,000 due regardless of when we elect to purchase or convert this stock. As of June 2001, we are fourteen months behind on our dividend payments. At the end of five years, if we have taken no action, this preferred stock automatically converts back to the same number of common shares.

     We have established a line of credit in the amount of $100,000 with First National Bank of Huntsville. At June 30, 2001, we had a zero balance on the line of credit. We have borrowed $422,816 from our stockholders in the form of notes payable, of which $410,816 is presently due on demand, with the remainder to come due during fiscal 2001. We have borrowed working capital from our stockholders in the past, but it should not be assumed that such funds would be available in the future.

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

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently fifteen months behind on our dividend payments, or $58,768.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS


          None.


     (b)  REPORTS  ON  FORM  8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Sportan United Industries, Inc.



Date:  August 13, 2001                 By: /S/  Jason G. Otteson
                                           ------------------------------
                                           Jason G. Otteson, President