Form 10KSB
period 2001-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2002-02-26
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                                For the fiscal year ended September 30,2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         SPORTAN UNITED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission file number:  000-25513

               Texas                                    76-0333165
               -----                                    ----------
     (State or Other Jurisdiction            (I.R.S.Employer Identification No.)
   of Incorporation or Organization)


     3170 Old Houston Road, Huntsville, Texas                77340
     ----------------------------------------                -----
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

Yes  [ ]  No  [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its fiscal year ended September 30, 2001 were $249,565.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on January 02, 2002 was $300,872. As of January 10, 2002 registrant had 6,017,447 shares of common stock outstanding.

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

     The Company proceeded down the novelty and memorabilia merchandise path after the sale of the trading card business. From this place, the expanded view began to focus around Internet fulfillment of products in the sports marketplace. The inventory requirements for the fulfillment business are very substantial.

     Today, Sportan is engaged in limited marketing, sales, fulfillment and distribution of sports related merchandise to include novelties, apparel, and collectibles. Management has reduced its business strategy due to the decline of the marketplace. Sportan is seeking solutions within merger related growth prospects while performing operations for cash flow needs. The business identity site is at www.Sportan.com. Information on the Company's web site is not part of this annual report.

The Company's divisions are as follows:

     -    FULFILLMENT  OPERATIONS  (BUSINESS  TO  BUSINESS  E-COMMERCE)
          The Company can provide on a limited basis at this time, fulfillment solutions to various e-commerce companies that require cost effective methods of getting product to customers. Fulfillment is a fee-based service that processes invoices, packages, and ships merchandise ordered by customers of other Internet e-commerce sites. Sportan then mails the merchandise to the customer by Courier service or by US Mail and confirms with the Internet site operator that the sales process has been completed.

     -    WHOLESALE  OPERATIONS
          The Company sells sports related merchandise to numerous storefront retail operations. Sportan has distributed wholesale sports products for 15 years.

     -    RETAIL  OPERATIONS
          The Company sells sports related merchandise on a direct to consumer retail sales program. EBay product sales account for 13% of all retail sales for Sportan this past year. Sportan's flagship site under developement, Uglyfan.com, is a sports portal for dedicated fans. Capital is needed to promote this site.

     -    INTERNET  OPERATIONS
          The Company continues to develop, at a slow rate, its Internet presence. Current Internet sites include:

          -    Sportan.com
          -    Sportsfulfillment.com
          -    Fulfillmentuniverse.com
          -    Sportandirect.com
          -    Uglyfan.com
          -    Port4sports.com

          Auctions  sites:

          -    Amazon.com
          -    Yahoo.com
          -    Ebay.com

The Company owns twenty-six Internet URLs or addresses.

BUSINESS STRATEGY

     The Company's goal has been to become a leading fulfillment center while specializing in fulfilling online sales of sports and related merchandise to include novelties apparel and collectibles. Management believes that it can develop fulfillment systems and processes that will be both economical and efficient in the distribution of product to both wholesale and retail customers. In addition, the Company has created its owns "Sports Portal" that contains both content as well as products and services related to the content. The theme behind the "Sports Portal" is to become the haven for extreme sports fans while making desired products available. The merchandise could include caps, shirts, posters, collectibles, art, and special auctions on historic memorabilia. The factors that will make Sportan the company of preference are it's diversified
products and innovative online solutions.   On a limited basis, Sportan is still
reaching towards its goals. This past year has provided many obstacles for growth. The need for capital is crucial for the company to execute many facets of the company's business strategy.

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

     The Company does not have any agreements with manufacturers with respect to ordering the merchandise it distributes. The Company orders merchandise on a limited basis to facilitate is current operating needs. The Company can provide no assurance that it will be able to continue to order merchandise on favorable terms from any of its manufacturers.

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

     -    Warehouse  space

     -    Telemarketing  facilities

     -    Database  Management

     -    Shipping  facilities  with  major  carrier  systems  installed

     -    Credit  card  verification

     -    Pick  and  ship

     -    Inventory  control

     -    State  of  the  art  accounting  software

     -    Guaranteed  fast  delivery

     -    Fast  and  friendly  customer  service

MARKETING AND SALES

     - The Company distributes to retailers that sell to the end user, customers of online companies, customers of the Company's Internet operations, and to customers of auction sites.

     If the Company is not able to generate sufficient funding through sales or external financing, it will not be able to execute its Internet marketing programs to attract new customers.

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

COMPETITION

     The Company competes with several companies on selling of sports merchandise. Manufacturers are a significant competitor in this industry. There are few barriers to entry in this marketplace on a limited basis. For exponential national sales, the barrier is inventory and cash flow needs associated with expansion.

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

EMPLOYEES

     As of September 30, 2001, the Company employed two persons, this number is down from seventeen a year ago. Market factors and the lack of funding are the predominant reasons for this reduction. No employees are covered by a collective bargaining agreement.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of the Company's common stock are listed on the OTC Electronic Bulletin Board under the symbol "SPTA." On January 09, 2002, the Company's common stock closed at $0.05 per share. The Company is authorized to issue 50,000,000 shares of common stock, 6,017,447 of which were issued and outstanding at January 09, 2002. At December 17, 2001, there were approximately 105 holders of record of Company common stock.

     The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Company common stock on the OTC Electronic Bulletin Board since the common stock began trading on March 7, 2000.

                              Sportan Common Stock
                              --------------------

                                                     High    Low
---------------------------------------------------  -----  -----
FISCAL 2000 and 2001
---------------------------------------------------  -----  -----
   Quarter ended March 31, 2000 (beginning March 7)  $2.00  $1.00
---------------------------------------------------  -----  -----
   Quarter ended June 30, 2000                       $2.25  $0.75
---------------------------------------------------  -----  -----
   Quarter ended September 30, 2000                  $2.22  $1.38
---------------------------------------------------  -----  -----
   Quarter ended December 31, 2000                   $1.44  $0.27
---------------------------------------------------  -----  -----
   Quarter ended March 31, 2001                      $0.27  $0.06
---------------------------------------------------  -----  -----
   Quarter ended June 30, 2001                       $0.19  $0.05
---------------------------------------------------  -----  -----
   Quarter ended September 30, 2001                  $0.05  $0.05
---------------------------------------------------  -----  -----

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

     The Company has issued 250,002 shares of common stock for consulting services rendered to four sophisticated investors and employees. The Company believes the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the issuances were to sophisticated investors with knowledge and experience in financial and business matters that they were able to evaluate the merit and risks of an investment in the Company and since the transactions were non-recurring and privately negotiated.

DEFAULTS UPON SENIOR SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently 19 months behind on our dividend payments, or $67,793.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2001 should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report.

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

Results of Operations

Year ended September 30, 2001 compared to the same period in 2000

     Revenues. For the year ended September 30, 2001, revenues decreased to $249,565 from $816,242 during the year ended September 30, 2000. The decrease of 69% was attributable to Sportan reducing its business strategy due to the decline of the marketplace. In addition, the Company believes its sales were reduced due to its allocation of resources to development of infrastructure for its new business model.

     Cost of Sales. For the year ended September 30, 2001, cost of sales decreased to $266,035 from $687,511 during the year ended September 30, 2000. The decrease was due to the large reduction in sales as discussed in the preceding paragraph.

     General and Administrative Expenses. For the year ended September 30, 2001, general administrative expenses decreased to $528,345 from $975,647 during the year ended September 30, 2000. The decrease of 46% was attributable to reduction in operations as discussed above.

     Net Loss. For the year ended September 30, 2001, the Company's net loss decreased to $597,742 from $880,748 during the year ended September 30, 2000. The decrease was attributable to the large decrease in revenues.

     Historical Cash Flows

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash used by operations of $169,349 for the year ended September 30, 2001, compared to cash used by operations of $558,887 for the year ended September 30, 2000. The decrease in cash used from operations for fiscal 2001 was due to the Company's decreased net loss, due to the factors discussed above.

     Cash Flow from Investing Activities. The Company's net cash provided by investing activities for the year ended September 30, 2001 increased to $6,415, compared to net cash used by investing activities of the year ended September 30,2000 of $51,522. The increase in 2001 was attributed to extraordinary costs recorded in fiscal year 2000. In 2000 the equipment and infrastructure costs for the fulfillment and Internet structure were not duplicated in 2001. In addition the costs for Y2K compatible software and hardware were accounted for in the 2000 fiscal year.

     Cash Flow from Financing Activities. The Company's net cash flows provided from financing activities for the year ended September 30, 2001 was $148,219, compared to net cash flows provided from financing activities of $606,784 for the year ended September 30, 2000. In fiscal 2001, cash provided from financing activities consisted of primarily the accrual of salary from Mr. Otteson of $64,500 and the accrued interest on the notes, while in fiscal 2000, cash provided from financing activities was primarily from the sale of common stock.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001, the Company had negative working capital of $953,788, and cash of $150. The Company completed a private placement during 2000, which netted approximately $240,000, through the issuance of common stock and warrants.

     In connection with this funding, the Company asked five shareholders related to its founder to convert 2,144,006 shares of Company common stock held by them to the same number of preferred shares. During the next five years, the Company has the sole option of converting these preferred shares back to the same number of common shares or it may purchase any or all of them at the $.418 per share stated value, or up to $896,195. In addition, the Company must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month, with minimum total minimum dividends of $250,000 due regardless of when it elects to purchase or convert this stock. As of January 2002, the Company is twenty months behind on its dividend payments. At the end of five years, if the Company has taken no action, this preferred stock automatically converts back to the same number of common shares.

     The Company has borrowed $428,412 from its stockholders in the form of notes payable, of which all is due on demand. The Company has borrowed working capital from its stockholders in the past, but it should not be assumed that such funds will be available in the future.

     The funds obtained in the Company's private placement were used to speed up its growth, which the Company believes was hampered by a lack of capital. Based on the Company's current operating position, the Company must raise at least $1,000,000 in additional funding to pay its outstanding accounts payables and to continue to operate its business through September 30, 2002. At the present time, the Company has no commitments for capital. If the Company is unable to obtain additional financing in the near future, it may be required to scale back or cease operations, or find some other way to bring cash flows into balance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors and executive officers are:

NAME                    AGE          POSITION

Jason G. Otteson         29          Chairman of the board of directors,
                                     president and chief executive officer

Kay L. Ekis              40          Secretary

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides information regarding compensation paid to the Company's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended September 30, 2001.

                                  Summary Compensation Table

                              Annual
                           Compensation              Long Term Compensation
                          -------------              ----------------------

                                                          Awards

                                                                  Securities
Name and                                       Restricted         Underlying        All Other
Principal Positions      Year   Salary ($)  stock award(s) ($)  Options/SARs (#)   Compensation ($)
-----------------------  ----  -----------  ------------------  ----------------  -----------------
Jason G. Otteson,
Chief Executive Officer  2001  $    37,500                  --                --                 --
                         2000  $    50,348                  --         1,200,000                 --
                         1999  $    50,000                  --                --                 --
                         1998  $    50,000                  --                --                 --


     Due to the current status of the Company, Jason Otteson has opted to forego and to accrue his salary from July 2001 until the cash flow needs improve.

     In July 2000, the Company entered into a three-year employment agreement with Mr. Otteson. The agreement provides for a base annual salary of $102,000, and a sign-on bonus of $100,000. The sign-on bonus has not been paid and Mr. Otteson has agreed to accept a demand note payable at an interest rate of 12% till paid. Mr. Otteson has agreed that 50% of his annual salary may be paid in the form of note payables and in shares of common stock. The agreement provides for the issuance of a warrant to purchase 750,000 shares of common stock at an exercise price equal to the fair market value on the date of grant, which was $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001. If Mr. Otteson is terminated without cause, the Company must make a payment equal to two years annual salary. If Mr. Otteson is disabled or dies, the Company must continue his salary through the remainder of the term of the agreement. If Mr. Otteson is terminated after a change of control in the Company, the Company must make a payment of 150% of Mr. Otteson's highest annual salary, and the amount of any bonus received during the previous year. In addition, in exchange for Mr. Otteson's options, the Company will make a payment equal to the fair market value of the Company's common stock multiplied by the number of shares underlying such options.

     In September 2000, the Company entered into a three-year employment agreement with Ms. Kay L. Ekis. The agreement provides for a base annual salary of $33,000, and a sign-on bonus of $15,000, of which $3,500 has been paid and the remaining amounts are due on the receipt of future funding of the Company.

STOCK OPTIONS AND WARRANTS

     The Company's 1999 Stock Option Plan provides for the issuance of an aggregate 1,000,000 shares of common stock, which was amended in September 2000 to provide for the issuance of an additional 1,000,000 shares subject to shareholder approval, upon the exercise of options granted under the plan. As of September 30, 2001, options to purchase an aggregate of 1,557,500 shares of common stock were outstanding under the plan. This total does not include the warrant to purchase 750,000 shares of common stock at an exercise price of $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001, that was issued to Mr. Otteson pursuant to his employment agreement.

                       AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES


                           SHARES
                          ACQUIRED
                             ON           VALUE                 NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED
NAME                     EXERCISE (#)  REALIZED ($)               OPTIONS AT FY-END                  IN-THE-MONEY OPTIONS
-----------------------  ------------  ------------               -----------------                  --------------------
                                                          EXERCISABLE          UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
                                                     ---------------------  --------------------  -----------  -------------
Jason G. Otteson,
Chief Executive Officer             -             -                500,000               700,000           --             --

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 09, 2002 the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                            Number of Shares of Common Stock
Name and Address of Beneficial Owner               Beneficially Owned         Percentage of Ownership

Jason G. Otteson                                                   3,590,994                     59.7%

Connie Logan                                                       1,594,006                     26.5%

Kay Ekis                                                              55,000              less than 1%

All executive officers and directors as a
group (2 persons)                                                  3,645,994                     60.6%

Of Ms. Logan's shares, 1,544,006 shares are represented by shares of the Company's Series A preferred stock, which provide for the right to vote the preferred stock on a share for share basis. The business address of the above persons is the same as the address of the Company's principal executive office.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has a lease agreement on a month-to-month basis with Jason G. Otteson covering approximately 12,000 square feet in Huntsville, Texas. The monthly rental is $2000 per month. The Company has borrowed an aggregate of $374,912 from Mr. Otteson, at interest rates between 10-18%, of which all balances are currently due on demand.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits are to be filed as part of the annual report:

     EXHIBIT NO.              IDENTIFICATION OF EXHIBIT

     Exhibit 3.1(1) Amended and Restated Articles of Incorporation of Sportan United Industries, Inc.
     Exhibit 3.2(1)     Bylaws of Sportan United Industries, Inc.
     Exhibit 4.1(1)     Common Stock Certificate, Sportan United Industries,
                        Inc.
     Exhibit 10.1(1)    Sportan United Industries, Inc. 1999 Stock Option Plan
     Exhibit 10.2(3)    Lease Agreement
     Exhibit 10.3(4)    Jason G. Otteson Employment Agreement
     Exhibit 10.4(4)    Kay Ekis Employment Agreement
     Exhibit 16.1(2)    Letter on change in certifying accountant
     Exhibit 23.1(5)    Consent of Malone & Bailey, PLLC

---------------------

(1)  Filed  previously  on  registration  statement  Form  10-SB  SEC  File  No.
     000-25513.
(2)  Filed  previously  on  current  report  Form  8-K/A SEC File No. 000-25513.
(3) Filed previously on annual report for year ended September 30, 1999 Form 10-KSB.
(4) Filed previously on annual report for year ended September 30, 2000 Form 10-KSB.
(5)  Filed  herewith.

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


Signature                             Title                             Date
---------                             -----                             ----



  /s/  Jason G. Otteson
------------------------
Jason G. Otteson             Chairman of the Board, President,
                             Chief Executive Officer, and Treasurer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
   Sportan United Industries, Inc.
   Huntsville, Texas

We have audited the accompanying balance sheet of Sportan United Industries, Inc. as of September 30, 2001, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportan United Industries, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas



January 10, 2002

                          SPORTAN UNITED INDUSTRIES, INC.
                                   BALANCE SHEET
                                September 30, 2001

ASSETS

Current Assets
  Cash                                                                $       150
  Accounts receivable, net of allowance
    for doubtful accounts of $73,534                                        3,510
  Accounts receivable-related parties                                       6,023
                                                                      ------------
    Total Current Assets                                                    9,683
                                                                      ------------

Property and equipment, net of $85,694
  accumulated depreciation                                                 39,288
Trademark, net of $53 accumulated amortization                              1,391
                                                                      ------------
    TOTAL ASSETS                                                      $    50,362
                                                                      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                    $   397,123
  Accrued expenses                                                         20,780
  Accrued salary due to stockholders                                       77,152
  Notes payable to stockholders                                           509,095
                                                                      ------------
    Total Current Liabilities                                           1,004,150
                                                                      ------------

STOCKHOLDERS' DEFICIT

  Convertible preferred stock, .001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding              2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 6,017,447 issued and outstanding                            6,017
  Paid in capital                                                         707,430
  Retained deficit                                                     (1,669,379)
                                                                      ------------
    Total Stockholders' Deficit                                        (  953,788)
                                                                      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    50,362
                                                                      ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                For the Years Ended September 30, 2001 and 2000


                                           2001        2000
                                        ----------  -----------
Revenues                                $ 249,565   $  816,242

Cost of Sales                             266,035      687,511
                                        ----------  -----------
Gross Margin                             ( 16,470)     128,731

Selling, general and administrative       528,345      975,646
                                        ----------  -----------

     Operating Loss                      (544,815)    (846,915)

Other Income and (Expense)
  Gain (loss) on sale of assets             2,182       (2,852)
  Other income                                289        2,732
  Interest expense                       ( 55,398)    ( 33,713)
                                        ----------  -----------
    Total Other Income (Expense)         ( 52,927)    ( 33,833)
                                        ----------  -----------
    NET LOSS                             (597,742)    (880,748)
    Preferred stock dividends            ( 53,770)    ( 22,406)
                                        ----------  -----------
    NET LOSS APPLICABLE TO
      COMMON SHAREHOLDERS               $(651,512)  $ (903,154)
                                        ==========  ===========
Net loss per common share               $    (.11)  $     (.14)
Weighted average common shares
  Outstanding                            5,934,80    6,389,000

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                        SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                For the Years Ended September 30, 2001 and 2000
                                   (Restated)


                              Preferred  Preferred     Common      Common
                               Shares      Amount      Shares      Amount
                              ---------  ----------  -----------  --------
Balances at
  September 30, 1999                                  7,000,000   $ 7,000

Exchange of common
  stock for preferred         2,144,006  $    2,144  (2,144,006)   (2,144)

Proceeds from sale
  of common stock, net of
  404,000 shares and $68,407
  paid for costs of issuance                            795,178       795

Issuance of stock warrant

Common stock issued

  - for services                                        105,000       105

  - to extinguish accounts
    payable                                              11,273        11

Preferred stock dividends

Net loss
                              ---------  ----------  -----------  --------
Balances at
  September 30, 2000          2,144,006       2,144   5,767,445     5,767

Issuance of stock warrant

Common stock issued

  - for services                                        250,002       250

Preferred stock dividends

Net loss
                              ---------  ----------  -----------  --------
Balances at
  September 30, 2001          2,144,006  $    2,144   6,017,447   $ 6,017
                              =========  ==========  ===========  ========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended September 30, 2001 and 2000
                                   (Restated)


                               Paid In     Retained
                               Capital     Deficit       Totals
                              ---------  ------------  ----------
Balances at
  September 30, 1999           246,263     ( 190,889)     62,374

Exchange of common
  stock for preferred

Proceeds from sale
  of common stock, net of
  404,000 shares and $68,407
  paid for costs of issuance   239,157                   239,952

Issuance of stock warrant       17,250                    17,250

Common stock issued

  - for services               129,454                   129,559

  - to extinguish accounts
     payable                    13,989                    14,000

Preferred stock dividends       (4,569)                 (  4,569)

Net loss                                  (  880,748)   (880,748)
                              ---------  ------------  ----------
Balances at
     September 30, 2000        641,544    (1,071,637    (422,182

Issuance of stock warrant

Common stock issued

  - for services                69,701                    69,951

Preferred stock dividends       (3,815)                 (  3,815)

Net loss                                  (  597,742)   (597,742)
                              ---------  ------------  ----------
Balances at
  September 30, 2001          $707,430   $(1,669,379)  $(953,788)
                              =========  ============  ==========

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                for the Years Ended September 30, 2001 and 2000


                                                             2001           2000
                                                        --------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $    (597,742)   $(880,748)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                             15,400       19,407
      Stock issued for services                                69,951      129,559
      Stock issued for accounts payable                                     14,000
      Issuance of stock warrants                                            17,250
      Loss (gain) on disposal of property
        and equipment                                        (  2,182)       2,852
    Net (increase) decrease in:
      Accounts receivable                                     112,522      (52,570)
      Inventory                                               223,451       41,805
      Other current assets                                     (4,546)       4,943
    Net increase (decrease) in:
      Accounts payable                                         60,424      116,509
      Accrued expenses                                        (46,627)      28,106
                                                        --------------  -----------

NET CASH USED BY OPERATING ACTIVITIES                        (169,349)    (558,887)
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment                  6,415        2,250
  Cash paid for trademark and patents                                       (1,444)
  Cash paid for property and equipment                                    ( 52,328)
                                                        --------------  -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                6,415      (51,522)
                                                        --------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of stock                                          239,952
  Net proceeds (repayments)from line of credit               ( 99,000)      89,000
     Net proceeds from notes to stockholders                  194,595      261,000
     Stock subscription receivable                              4,359       (4,359)
     Preferred stock dividends paid                                         (4,569)
     Accrued salary to shareholder                             64,500       12,652
     Net increase in stockholder advances
       to the company                                        ( 16,235)      13,108
                                                        --------------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     148,219      606,784
                                                        --------------  -----------
NET DECREASE IN CASH                                          (14,715)      (3,625)
CASH BALANCES
  -Beginning of period                                         14,865       18,490
                                                        --------------  -----------
  -End of period                                         $        150   $   14,865
                                                        ==============  ===========
SUPPLEMENTAL DISCLOSURES
  Interest paid                                                         $    5,589
  Dividends offset against
    accounts receivable-shareholders                     $      3,815

                 See accompanying summary of accounting policies
                       and notes to financial statements.

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

Property and Equipment: Property and equipment are stated at cost. The Company depreciates property and equipment by the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment & software     5 years        $100,848
Furniture and fixtures            5-10 years       24,134
                                                 ---------
                                                  124,982
  Less accumulated depreciation                   (85,694)
                                                 ---------
                                                 $ 39,288
                                                 =========

Revenue Recognition: Revenues are recognized as goods are shipped from the Company's warehouse. Shipments directly to customers from a third party vendor are recognized at the time of shipment from vendor.

Federal Income Taxes: The Company uses the liability method in accounting for income taxes, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect future tax returns. Deferred tax assets and liabilities are adjusted for tax rate changes in the year changes are enacted. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company's tax returns.

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

Restatements: The Statements of Changes in Stockholders' Deficit for the year ended September 30, 2000, has been restated by $17,387 due to an erroneous accrual of undeclared cumulative preferred stock dividends.


NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred recurring net losses and has a net deficit of $916,239 as of September 30, 2001. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from 3rd parties. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


NOTE C - BANK CREDIT LINE ARRANGEMENT

The Company presently does not have a line of credit. On June 22, 2001, a Company shareholder loaned the Company $108,316 to pay off the principal and interest owed on the previous line of credit at First National Bank of Huntsville.


NOTE D - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2000, are as follows:

          Deferred tax assets:
            Net operating loss carryforward                      $ 571,200
            Less:  valuation allowance                            (571,200)
                                                                 ----------
          Net current deferred tax assets (liability)            $       0
                                                                 ==========

The Company has net operating loss carryforwards of approximately $1,680,000 as of September 30, 2001, which expire through year 2021.

NOTE E - OPERATING LEASES

The Company rents its principal facility from a stockholder of the Company (see Note F).

Total rent expense under all lease agreements amounted to approximately $24,000 for each of the years ended September 30, 2001 and 2000, respectively.


NOTE F - RELATED PARTY TRANSACTIONS

The Company is involved in various transactions with stockholders or officers of the Company. The transactions and amounts incurred with these individuals are detailed as follows:

                                                           2001          2000
                                                         --------     ---------
          Transaction:
               Rent-principal facility                   $ 24,000      $ 24,000
               Purchase of inventory                                        309
               Interest                                    40,648        18,864

Notes payable to stockholders consist of the following:

Notes payable to two stockholders bearing interest
     at 12% annually, balances are due on demand.
     Interest is being accrued.                          $ 53,500      $ 53,500
Notes payable to one stockholder, bearing interest
     at rates ranging from 10%-18% annually,
     balances are due on demand.  Interest is
     being accrued.                                       374,912       261,000
Accrued interest on notes payable                          59,100
Advances on accounts payable                               21,583
                                                         --------     ---------
                                                         $509,095      $314,500
                                                         ========     =========

The Company entered into an employment arrangement with its president and CEO as of July 1, 2000. The employment contract specifies a sign-on bonus of $100,000, payable on demand and recorded as a note payable carrying interest at 12% per annum and an annual salary of $102,000.

Additionally, the agreement calls for warrants to purchase 1,000,000 shares of common stock at fair market value to be granted in increments of 250,000 per year for the next four years. These warrants will expire five years from the date of grant. As of September 30, 2001, none of these warrants had been granted.


NOTE G - PREFERRED STOCK

The Company has 2,144,006 shares of cumulative preferred stock outstanding. Holders of the preferred shares are entitled to receive cash dividends at the annual rate of 6%, on a share value of $0.418 per share, cumulative monthly. For the year ending September 30, 2001, $3,815 was declared and offset against accounts receivable from one shareholder. The balance of $49,955 for the year was not declared. For the year ended September 30, 2000, $4,569 was declared and paid in cash to the preferred shareholders. The balance of $17,836 for the year was not declared. As of September 30, 2001, there was $67,791 in cumulative preferred stock dividends not declared by the Board of Directors.

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


NOTE H - COMMON STOCK TRANSACTIONS

On September 29, 2000, the Company contracted with a firm to provide financial consulting services for a period of six months. This firm was compensated with 100,002 shares of restricted common stock valued at the then current trading prices totaling $60,951.

In March 2001, the Company issued 50,000 shares to each of three employees for services rendered for a total of 150,000 shares. The shares were valued at the then trading price of approximately $.06 per share for a total value of $9,000.

In March 2001, the Company entered into a consulting agreement with a consulting firm. Under the agreement the Company was to issue 100,000 shares at the then trading price of approximately $.06 per share for a total value of $6,300, for services provided by the firm from October 2000 through February 2001. Additionally, the Company agreed to issue $5,000 in common stock every month for ongoing consulting services. This agreement has since been canceled. In January 2002, the agreement was replaced with a new consulting agreement that calls for the issuance of 200,000 shares of common stock valued at the then trading price of approximately $.05 per share for a total value of $10,000, for services rendered for the fifteen month period from October 2000 to December 2001. For the twelve months ended September 30, 2001, $8,000 in consulting expense has been recognized and accrued. The 6,017,447 common shares outstanding does not take into account the 200,000 shares of common stock covered by this agreement.


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

The Company uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement
123. For the year ended September 30, 2001, no compensation expense has been recognized because no options or warrants were issued. During the year ended September 30, 2000, $17,250 in compensation expense was recognized for the issuance of 15,000 warrants at an exercise price of $.25 per share, because the exercise price was below market price at the date of grant. Options and warrants to purchase 1,261,400 shares of common stock that had no intrinsic value were issued during the year ended September 30, 2000. In addition, zero warrants and 87,178 warrants were exercised in the year ended September 30, 2001 and 2000 respectively. As of September 30, 2001, 89,222 outstanding warrants were non-compensatory. The balance of the outstanding warrants and options are payments for consulting and professional services. Summary information regarding options and warrants is as follows:

                                    Wtd. Avg.             Wtd. Avg.
                                      Share                 Share
                         Options      Price     Warrants    Price
                        ----------  ----------  --------  ----------

Outstanding at
   September 30, 2000:  1,570,000   $     1.16   469,222  $      .81
Year ended
   September 30, 2001:
     Canceled             (12,500)
                        ----------  ----------  --------  ----------
Outstanding at
    September 30, 2001  1,557,500   $     1.16   469,222        $.81
                        ==========  ==========  ========  ==========

     Options outstanding and exercisable as of September 30, 2001:

                  - - Outstanding - -  Exercisable
                  Number    Remaining    Number
Exercise Price   of Shares    life      of Shares
                 ---------  ---------  ----------
..75                410,000    12 years          0
..83                200,000    4 years           0
1.38               177,500   10 years     177,500
1.43               750,000    4 years     750,000
1.00                20,000    1 years      20,000
                 ---------               --------
                 1,557,500                947,500
                 =========               ========

     Warrants outstanding and exercisable as of September 30, 2001:

                  - - Outstanding - -   Exercisable
                  Number    Remaining     Number
Exercise Price   of Shares    life      of Shares
                 ---------  ---------  -----------
..01                 71,000    1 years      71,000
..05                 89,222    1 years      89,222
..25                 15,000    4 years      15,000
1.50               147,000    1 years     147,000
2.00               147,000    1 years     147,000
                 ---------                -------
                   469,222                469,222
                 =========                =======

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, the Company's net losses and loss per share would have been increased to the pro forma amount indicated below:

                                             2001           2000
                                         -------------     -----------
     Net loss available for common
       shareholders       -As reported    $  (613,963)    $  (903,153)
                            -Pro forma     (  958,108)     (1,582,433)
     Net loss per share   -As reported          (0.10)          (0.14)
                            -Pro forma          (0.16)          (0.25)

Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.


NOTE J - MAJOR CUSTOMERS AND VENDORS

During the year ended September 20, 2001, no vendor accounted for greater than 10% of total expenditures or revenues. One customer, Texas Sports, accounted for $61,142 or 24% of total sales. $31,514 or 13% of sales were derived from Internet auction sites such as Ebay.

During the year ended September 30, 2000, the Company purchased $211,951, or 31% of total purchases from Riddell and $74,630, or 10% of total purchases from Fotoball. One customer, OnDeck Sports, accounted for $83,430 of total sales. $163,216 or 19% of sales were derived from Internet auction sites such as Ebay.

No other vendor or customer accounted for greater than 10% of total expenditures or revenues.