Form 10QSB
period 2001-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2002-04-24
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-25513


                         SPORTAN UNITED INDUSTRIES, INC.
               ---------------------------------------------------
              (Exact name of Registrant as specified in is charter)

         TEXAS                                          760333165
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)


                              3170 Old Houston Road
                             Huntsville, Texas 77340
                                  936-295-2726
           ------------------------------------------------------------
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X     No        .
   -----      ------


The number of shares of common stock of the Registrant outstanding at March 11, 2002 was 6,017,447.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Management's Discussion and Analysis as of December 31, 2001 and for the three-month period ended December 31, 2001 and 2000 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

         The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended September 30, 2001. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         General

         We recognize revenues from sales of sports memorabilia at the time of shipment on a limited basis at the present time. General and administrative costs are charged to expense as incurred. Property, plant and equipment are recorded at cost and depreciated using an appropriate accounting method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. The costs of major renewals and betterments are capitalized and depreciated over the estimated useful lives. The cost and related accumulated depreciation of the assets are removed from the accounts upon disposition.

         Results of Operations

Three months ended December 31, 2001 compared to the same period in 2000

         Our sales for the three months ended December 31, 2001 was $7,057, a decrease of 96% from the same period in 2000, and our gross margin percentage increased for three months ended December 31, 2001 to 100% from 23% during the same period in 2000. We believe the decrease in sales was due to a lack of funding, which reduced our sales and marketing capability. This lack of funding to date has also limited our ability to purchase new inventory. Thus, the current sales are performed on a limited basis. We reduced our inventory values to zero, due to remnant status, during 2001 thereby increasing our gross margin.

         Our general and administrative expenses declined during the three months ended December 31, 2001, 72% to $55,786 from the same period in 2000. The decrease in general and administrative expenses is due to the reduction in all operations within the company until such further progress can be determined with the shell for mergers and acquisitions potential. At the current time there is only the CEO on staff with SPTA.

         Because of the reduced operations, our net loss reduced 42% to $75,554 for the three months ended December 31, 2001.

         Cash used by operations for the three-month period increased from $20,539 to $47,450 for the three months ended December 31,2001 because we are no longer able to maintain productivity in sales of sports related merchandise.

         Cash provided by investing activities was $650 for the three months ended December 31, 2000, compared to no cash provided by investing activities for the three months ended December 31, 2001. The decrease was due to the fact that we did not sell or purchase any equipment for the three months ended December 31, 2001.

         Cash provided from financing activities was $47,450 during the three-month period ended December 31, 2001, as compared to cash flows provided of $15,910 during the three-month period ended December 31, 2000. The increase is due to $21,950 of loans to the company from a major stockholder. During the three months ended December 31, 2001, we also accrued $25,500 in salary due to our CEO.

         Liquidity and Capital Resources

         As of December 31, 2001, we had negative working capital of $1,053,341, and cash of $150. We are in the process of restructuring the company to make use of the remaining assets through a merger or acquisition.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 1, 2, and 5 are omitted.

ITEM 2.  LEGAL PROCEEDINGS

     In September 2000, Racing Champions South Inc. sued us in the County Civil Court at Law No. 2 of Harris County, for the amount of approximately $50,000, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of this claim.

     In February 2001, Riddell, Inc. sued us in the 61st Judicial District Court of Harris County, for the amount of approximately $124,000, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of the claim.

     In December 2001, Duck House, Inc. sued us in the Justice Court of Harris County, Texas, Precinct 1, Position 2, for the amount of approximately $2,500, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of this claim.

     In April 2002, Casey's Distributing sued us in the Justice Court of Walker County, Texas, Precinct 4, Pack 1, for the amount of approximately $2,300, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of this claim.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently twenty-five months behind on our dividend payments, or $94,679.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


               None.


         (b)   REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Sportan United Industries, Inc.




Date:  April 24, 2002                    By: /s/ Jason G. Otteson
                                            ------------------------------------
                                            Jason G. Otteson, President