Form 10QSB
period 2002-03-31
SPORTAN UNITED INDUSTRIES INC
filed 2002-05-23
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-25513


                         SPORTAN UNITED INDUSTRIES, INC.
              (Exact name of Registrant as specified in is charter)

        TEXAS                                           760333165
-------------------------                    -----------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)



                              3170 Old Houston Road
                             Huntsville, Texas 77340
                                  936-295-2726
           -----------------------------------------------------------
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  _X_     No        .
      -          -------


The number of shares of common stock of the Registrant outstanding at May 20, 2002 was 6,017,447.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         This Management's Discussion and Analysis as of March 31, 2002 and for the six-month period ended March 31, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

         Results of Operations

Six months ended March 31, 2002 compared to the same period in 2001

         Our sales for the six months ended March 31, 2002 was $14,614, a decrease of 95% from the same period in 2001, and our gross margin increased for the six months ended March 31, 2002 to $14,614 from -$25,856 during the same period in 2001. We believe the decrease in sales was due to a lack of funding, which reduced our sales and marketing capability. This lack of funding also limited our ability to purchase new inventory. We reduced our inventory values to zero, due to remnant status, during 2001 thereby increasing our gross margin.

         Our general and administrative expenses declined during the six months ended March 31, 2002, 39% to $100,698 from the same period in 2001. The decrease in general and administrative expenses is due to the reduction in all operations within the company until such further progress can be determined on mergers and acquisitions potential.

         Because of the reduced operations, our net loss reduced 36% to $112,953 for the six months ended March 31, 2002.

         Cash used by operations for the six-month period decreased from $12,445 to $5,842 for the six months ended March 31,2002 because we are no longer able to maintain productivity in sales of sports related merchandise.

         Cash provided by investing activities was $2,366 for the six months ended March 31, 2001, compared to no cash provided by investing activities for the six months ended March 31, 2002. The decrease was due to the fact that we did not sell or purchase any equipment for the six months ended March 31, 2002.

         Cash provided from financing activities was $9,000 during the six-month period ended March 31, 2002, as compared to cash flows used of $220 during the six-month period ended March 31, 2001. The increase is due to $9,000 of loans to the company from a major stockholder.

         Liquidity and Capital Resources

         As of March 31, 2002, we had negative working capital of $1,100,944, and cash of $3,308. We are in the process of restructuring the company to make use of the remaining assets through a merger or acquisition.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently twenty-seven months behind on our dividend payments, or $103,641.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS


         None.


(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Sportan United Industries, Inc.




Date:  May 21, 2002                         By:  /s/ Jason G. Otteson
                                                --------------------------------
                                                Jason G. Otteson, President

                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                                 March 31, 2002


ASSETS

Current Assets
    Cash                                                            $     3,308
                                                                    -----------
       Total Current Assets                                               3,308
                                                                    -----------
Property and Equipment, net of $92,152
    accumulated depreciation                                             32,830
Trademarks, net of $71 accumulated amortization                           1,373
                                                                    -----------
       TOTAL ASSETS                                                 $    37,511
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                $   398,852
    Accrued expenses                                                     23,384
    Accrued salary due to stockholder                                   128,152
    Notes payable to stockholders                                       553,864
                                                                    -----------
       Total Current Liabilities                                      1,104,252
                                                                    -----------
STOCKHOLDERS' DEFICIT

    Convertible preferred stock, $.001 par value, 10,000,000
       shares authorized, 2,144,006 shares issued and outstanding         2,144
    Common stock, $.001 par value, 50,000,000 shares
       authorized, 6,017,447 issued and outstanding                       6,017
    Paid in capital                                                     707,430
    Retained deficit                                                 (1,782,332)
                                                                    -----------
       Total Stockholders' Deficit                                   (1,066,741)
                                                                    -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    37,511
                                                                    ===========

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended March 31, 2002 and 2001

                                                      Three Months Ended                 Six Months Ended
                                                           March 31,                         March 31,
                                                      2002             2001            2002              2001
                                                     ---------       ---------         ---------         ---------

Revenues                                             $   7,557       $  92,787         $  14,614         $ 279,686

Cost of Sales                                                          161,095                             305,542
                                                     ---------       ---------         ---------         ---------
Gross Margin                                             7,557        ( 68,308)           14,614          ( 25,856)
                                                     ---------       ---------         ---------         ---------
Selling, general and
    administrative                                      44,912          61,308           100,698           257,862
                                                     ---------       ---------         ---------         ---------
       Operating Loss                                  (37,355)       (129,616)         ( 86,084)         (283,718)
                                                     ---------       ---------         ---------         ---------
Other Income and (Expense)
    Gain (loss) on sale of assets                                          376                            (    760)
    Interest expense                                   (13,487)       ( 13,731)         ( 26,869)         ( 26,719)
    Miscellaneous income                                                   150                                 150
                                                     ---------       ---------         ---------         ---------
       Total Other Income (Expense)                    (13,487)       ( 13,205)         ( 26,869)         ( 27,329)
                                                     ---------       ---------         ---------         ---------
       NET LOSS                                        (50,842)       (142,821)         (112,953)         (311,047)

       Preferred dividends                             (13,443)       ( 13,443)         ( 26,886)         ( 26,886)
                                                     ---------       ---------         ---------         ---------
       NET LOSS APPLICABLE TO
         COMMON SHAREHOLDERS                         $ (64,285)      $(156,264)        $(139,839)        $(337,933)
                                                     =========       =========         =========         =========
Net loss per common share                            $ (   .01)      $(    .03)        $(    .02)        $(    .06)

Weighted average common
    shares outstanding                               6,017,447       5,881,336         6,017,447         5,846,613

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2002 and 2001


                                                        2002             2001
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $(112,953)      $(311,047)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation                                      6,476           8,161
        Stock issued for services                                        69,951
        Loss on disposal of property and
          equipment                                                       1,137
      Net (increase) decrease in:
        Accounts receivable                               3,510          78,430
        Inventory                                                        82,760
        Other current assets                              6,023        (  8,838)
      Net increase (decrease) in:
        Accounts payable                                  1,728          44,196
        Accrued expenses                                 89,374          22,805
                                                      ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES                  (  5,842)       ( 12,445)
                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                          2,366

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from notes to stockholders               9,000        (  4,579)
    Stock subscription receivable                                         4,359
                                                      ---------       ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          9,000        (    220)
                                                      ---------       ---------
NET CHANGE IN CASH                                        3,158        ( 10,299)

CASH BALANCES
    -Beginning of period                                    150          14,865
                                                      ---------       ---------
    -End of period                                    $   3,308       $   4,566
                                                      =========       =========

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. ("Sportan") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Sportan's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2001 as reported in the 10-KSB, have been omitted.