Form 10QSB/A
period 2001-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2002-07-15
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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


                                           Sportan United Industries, Inc.




Date:  April 24, 2002                    By: /s/ Jason G. Otteson
                                            ------------------------------------
                                            Jason G. Otteson, President

                         Sportan United Industries, Inc.
                              3170 Old Houston Road
                              Huntsville, TX 77340


April 19, 2002


Malone & Bailey, PLLC
5444 Westheimer, Suite 2080
Houston TX  77056

Dear Ladies / Gentlemen,

In connection with your review of the financial statements of Sportan Industries, Inc. as of December 31, 2001 and for the three months then ended for the purpose of expressing limited assurance that there are no material modifications that should be made to the statements in order for them to be in conformity with accounting principles generally accepted in the United States, we confirm, to the best of our knowledge and belief, the following representations made to you during your review.

1. The financial statements referred to above present the financial position, results of operations, and cash flows of the company in conformity with accounting principles generally accepted in the United States. In that connection, we specifically confirm that:

a. The company"s accounting principles, and the practices and methods followed in applying them, are as disclosed in the financial statements.

b. There have been no changes during the period presented in the company"s accounting principles and practices.

c. We have no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

d. There are no material transactions that have not been properly reflected in the financial statements.

e. There are no material losses that have not been properly reflected in the financial statements.

f. There are no violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency, and there are no other material liabilities or gain or loss contingencies that are required to be accrued or disclosed.

g. The company has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged.

h. There are no related party transactions or related amounts receivable or payable that have not been properly disclosed in the financial statements.

i.   We have complied with all aspects of contractual agreements that would have
     a  material   effect  on  the   financial   statements   in  the  event  of
     noncompliance.

j. No events have occurred subsequent to the balance sheet (either the prior audited date or the current reviewed date) that would require adjustment to, or disclosure in, the financial statements.

2. We have sent you copies of the minutes of all meetings of stockholders, board of directors, and committees of the board of directors. In addition, we have advised you of any actions taken at any such meetings for which minutes have not been prepared.

3. We have responded fully to all inquiries made to us by you during your review.



------------------------------                  -------------------------------
Jason Otteson                                   Kay Ekis

------------------------------                  -------------------------------
Date                                            Date

                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                                December 31, 2001


ASSETS

Current Assets
    Cash                                                          $       150
    Accounts receivable, net of allowance
       for doubtful accounts of $73,638                                   232
    Accounts receivable-related parties                                    40
                                                                  -----------
       Total Current Assets                                               422
                                                                  -----------

Property and equipment, net of $88,922
    accumulated depreciation                                           36,060
Trademark, net of $62 accumulated amortization                          1,382
                                                                  -----------
       TOTAL ASSETS                                               $    37,864
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                              $   396,797
    Accrued expenses                                                   23,269
    Accrued salary due to stockholders                                102,652
    Notes payable to stockholders                                     531,045
                                                                  -----------
       Total Current Liabilities                                    1,053,763
                                                                  -----------
STOCKHOLDERS' DEFICIT

    Convertible preferred stock, .001 par value, 10,000,000
       shares authorized, 2,144,006 shares issued and outstanding       2,144
    Common stock, $.001 par value, 50,000,000 shares
       authorized, 6,017,447 issued and outstanding                     6,017
    Paid in capital                                                   707,430
    Retained deficit                                               (1,731,490)
                                                                  -----------
       Total Stockholders' Deficit                                 (1,015,899)
                                                                  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    37,864
                                                                    =========

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2001 and 2000


                                          2001                     2000
                                        ---------               ---------
Revenues                                $   7,057               $ 186,899

Cost of Sales                                                     144,447
                                        ---------               ---------
Gross Margin                                7,057                  42,452

Selling, general and administrative        55,786                 196,554
                                        ---------               ---------
       Operating Loss                     (48,729)               (154,102)

Other Income and (Expense)
    Gain (loss) on sale of assets                                  (1,137)
    Interest expense                      (13,382)               ( 12,987)
                                        ---------               ---------
       Total Other Income (Expense)       (13,382)               ( 14,124)
                                        ---------               ---------
       NET LOSS                           (62,111)               (168,226)
       Preferred stock dividends          (13,443)               ( 13,443)
                                        ---------               ---------
       NET LOSS APPLICABLE TO
         COMMON SHAREHOLDERS            $ (75,554)              $(181,669)
                                        =========               =========

Net loss per common share                   $(.01)                  $(.03)
Weighted average common shares
    Outstanding                         6,017,447               5,811,890

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2001 and 2000


                                                      2001            2000
                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $ (62,111)      $(168,226)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation                                    3,237           4,760
        Stock issued for services                                      56,618
        Loss (gain) on disposal of property
         and equipment                                                  1,137
      Net (increase) decrease in:
        Accounts receivable                             3,278        ( 10,868)
        Inventory                                                      45,562
        Other current assets                            5,983        (  5,699)
      Net increase (decrease) in:
        Accounts payable                                 (326)         55,906
        Accrued expenses                                2,489             271
                                                    ---------       ---------
NET CASH USED BY OPERATING ACTIVITIES                 (47,450)       ( 20,539)
                                                    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                        1,732
    Cash paid for property and equipment                               (1,082)
                                                                    ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          650
                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from notes to stockholders            21,950          (1,449)
    Stock subscription receivable                                       4,359
    Accrued salary to shareholder                      25,500          13,000
                                                    ---------       ---------
                                                                            -
NET CASH PROVIDED BY FINANCING ACTIVITIES              47,450          15,910
                                                    ---------       ---------
NET DECREASE IN CASH                                        0          (3,979)
CASH BALANCES
    -Beginning of period                                  150          14,865
                                                    ---------       ---------
    -End of period                                  $     150       $  10,886
                                                    =========       =========
SUPPLEMENTAL DISCLOSURES
    Interest paid                                                   $  12,987

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2001, as reported in the 10-KSB, have been omitted.