Form 10QSB
period 2002-06-30
SPORTAN UNITED INDUSTRIES INC
filed 2002-08-15
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 000-25513


                         SPORTAN UNITED INDUSTRIES, INC.
               ----------------------------------------------------
              (Exact name of Registrant as specified in is charter)

        TEXAS                                            760333165
------------------------                     ----------------------------------
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

                                Yes  X   No

The number of shares of common stock of the Registrant outstanding at August 10, 2002 was 6,017,447.

SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                                  June 30, 2002


ASSETS

    Current Assets
       Cash                                                       $       150
       Accounts receivable                                                203
                                                                  -----------
          Total Current Assets                                            353
                                                                  -----------
    Property and equipment, net of $95,381
       accumulated depreciation                                        29,601
    Trademarks, net of $80 accumulated amortization                     1,364
                                                                  -----------
          TOTAL ASSETS                                            $    31,318
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

    Current Liabilities
       Accounts payable                                           $   399,617
       Accrued expenses                                                23,384
       Accrued salary due to stockholder                              153,652
       Notes payable to stockholders                                  571,357
                                                                  -----------
          Total Current Liabilities                                 1,148,010
                                                                  -----------
STOCKHOLDERS' DEFICIT

    Convertible preferred stock, $.001 par value, 10,000,000
       shares authorized, 2,144,006 shares issued and outstanding       2,144
    Common stock, $.001 par value, 50,000,000 shares
       authorized, 6,017,447 issued and outstanding                     6,017
    Paid in capital                                                   707,430
    Retained deficit                                               (1,832,283)
                                                                  -----------
       Total Stockholders' Deficit                                 (1,116,692)
                                                                  -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    31,318
                                                                  ===========

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
        For the Three Months and Nine Months Ended June 30, 2002 and 2001

                                        Three Months Ended                 Nine Months Ended
                                             June 30,                          June 30,
                                       2002             2001            2002              2001
                                      ---------       ---------         ---------         ---------

Revenues                              $   1,146       $  33,082         $  15,760         $ 312,768

Cost of Sales                                            42,151                             347,693
                                      ---------       ---------         ---------         ---------
Gross Margin                              1,146        (  9,069)           15,760          ( 34,925)
                                      ---------       ---------         ---------         ---------
Selling, general and
    administrative                       37,088          96,558           137,786           354,420
                                      ---------       ---------         ---------         ---------
       Operating Loss                   (35,942)       (105,627)         (122,026)         (389,345)
                                      ---------       ---------         ---------         ---------
Other Income and (Expense)
    Gain on sale of assets                                2,742                               1,982
    Interest expense                    (14,010)       ( 13,765)         ( 40,879)         ( 40,484)
    Miscellaneous income                                    366                                 516
                                      ---------       ---------         ---------         ---------
       Total Other Income (Expense)     (14,010)       ( 10,657)         ( 40,879)         ( 37,986)
                                      ---------       ---------         ---------         ---------
       NET LOSS                         (49,952)       (116,284)         (162,905)         (427,331)

       Preferred dividends              (13,443)       ( 13,443)         ( 40,329)         ( 40,329)
                                      ---------       ---------         ---------         ---------
       NET LOSS APPLICABLE TO
         COMMON SHAREHOLDERS          $ (63,395)      $(129,727)        $(203,324)        $(467,660)
                                      =========       =========         =========         =========
Basic and diluted loss per
    common share                      $ (   .01)      $(    .02)        $(    .03)        $(    .08)

Weighted average common
    shares outstanding                6,017,447       6,017,447         6,017,447         5,903,557


                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 2002 and 2001


                                                     2002            2001
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                       $(162,905)     $(427,331)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation                                   9,714         12,024
        Stock issued for services                                    96,251
        Gain on disposal of property and
          equipment                                                (  1,982)
      Net change in:
        Accounts receivable                            3,306        107,228
        Inventory                                                   126,155
        Other current assets                           6,023       (    520)
        Accounts payable                               2,494         19,802
        Accrued expenses                             128,168         33,768
                                                   ---------      ---------
NET CASH USED BY OPERATING ACTIVITIES               ( 13,200)      ( 34,605)
                                                   ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of property and equipment                      6,215
                                                                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment on line of credit                                    ( 99,000)
    Proceeds from notes payable to stockholders       13,200        108,316
    Stock subscription receivable                                     4,359
                                                   ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             13,200         13,675
                                                   ---------      ---------
NET CHANGE IN CASH                                         0       ( 14,715)

CASH BALANCES
    -Beginning of period                                 150         14,865
                                                   ---------      ---------
    -End of period                                 $     150      $     150
                                                   =========      =========

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Sportan United Industries, Inc. ("Sportan") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Sportan's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year 2001 as reported in the 10-KSB, have been omitted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2002 and for the nine-month period ended June 30, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

     Results of Operations

Nine months ended June 30, 2002 compared to the same period in 2001

     Our sales for the nine months ended June 30, 2002 were $15,760, a decrease of 95% from the same period in 2001, and our gross margin increased for the nine months ended June 30, 2002 to $15,760 from -$34,925 during the same period in 2001. We believe the decrease in sales was due to a lack of funding, which reduced our sales and marketing capability. This lack of funding also limited our ability to purchase new inventory. We reduced our inventory values to zero, due to remnant status, during 2001 thereby increasing our gross margin.

     Our general and administrative expenses declined during the nine months ended June 30, 2002, 61% to $137,786 from the same period in 2001. The decrease in general and administrative expenses is due to the reduction in all operations within the company until such further progress can be determined on mergers, acquisitions, and addition of more products and revenue channels.

     Because of the reduced operations, our net loss reduced 62% to $162,905 for the nine months ended June 30, 2002.

     Cash used by operations for the nine-month period decreased from $34,605 to $13,200 for the nine months ended June 30,2002 because of our reduction of all operations as discussed above.

     Cash provided by investing activities was $6,215 for the nine months ended June 30, 2001, compared to no cash provided by investing activities for the nine months ended June 30, 2002. The decrease was due to the fact that we did not sell or purchase any equipment during the nine months ended June 30, 2002.

     There is no significant change in the cash flows during the nine-month period ended June 30, 2002. Cash provided from financing activities was $13,200 during the nine-month period ended June 30, 2002, as compared to cash flows provided of $13,675 during the nine-month period ended June 30, 2001. During the nine-months ended June 30, 2002, we also accrued $76,500 in salary due to our CEO.

     Liquidity and Capital Resources

     As of June 30, 2002, we had negative working capital of $1,147,657, and cash of $150. We are in the process of restructuring the company to make use of the remaining assets through mergers, acquisitions, and addition of more products and revenue channels.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently thirty months behind on our dividend payments, or $117,084.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS


          None.


     (b)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Sportan United Industries, Inc.




Date:  August 14, 2002                      By: /s/ Jason G. Otteson
                                               ---------------------------
                                               Jason G. Otteson, President