Form 10KSB
period 2002-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2003-01-02
CIK 1069308

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
--------------------------------------------------------------------------------

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF  1934

                              For  the  fiscal  year  ended  September  30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         SPORTAN UNITED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission  file  number:  000-25513

               Texas                                               76-0333165
(State or Other Jurisdiction of Incorporation or Organization) (I.R.S. Employer
                                                             Identification No.)

    3170  Old  Houston  Road,  Huntsville,  Texas                   77340
    ---------------------------------------------                  ------
     (Address  of  Principal  Executive  Office)                (Zip  Code)

     936-577-1996
     ------------
     (Registrant's  Telephone  Number,  Including  Area  Code)

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

Yes  [ ]  No  [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's  revenues  for  its  fiscal year ended September 30, 2002 were $16,051.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on December 30, 2002 was $60,174. As of
December  30,  2002 registrant had 6,017,447 shares of common stock outstanding.

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

     Today, Sportan has reduced operations to a minimal level while the company seeks to acquire a viable solution to provide stability in the future. This reduction in business is due to many factors, but primarily the lack of funding to weather the decline of the marketplace. Sportan is seeking solutions within merger related growth prospects while performing essential operations for cash flow needs. These operations consist of selling off closed out inventory and assets, collecting debt, negotiating payables, seeking viable merger candidates and various other alternative methods to revive the business in general. Sportan maintains a minimum amount of operations while it seeks solutions for growth while being willing and flexible to handle various amounts of historical business operations.

BUSINESS  STRATEGY

     The Company's goal was to become a leading fulfillment center while specializing in fulfilling online sales of sports and related merchandise to include novelties apparel and collectibles. Management believes that it can, with adequate funding, develop fulfillment systems and processes that will be both economical and efficient in the distribution of product to both wholesale and retail customers. In addition, the Company has created its owns "Sports Portal" that contains both content as well as products and services related to the content. This site is currently not operating. The theme behind the "Sports Portal" is to become the haven for extreme sports fans while making desired products available. The merchandise could include caps, shirts, posters, collectibles, art, and special auctions on historic memorabilia.

     At the present time, Sportan has put on hold the growth of the business strategy until a viable solution is refined and honed, while Sportan seeks to solve the cash flow burdens that hinder such growth. The need for capital is crucial for the company to execute most facets of the company's business strategy.

PRODUCTS

     The Company distributes, on a limited basis, the remaining remnant inventory.

Products  include:

Novelties      Souvenirs  with  logos of major College or Professional
                         sports  teams.

     -    Periodicals    Books  related  to  sports.

Apparel        Hats,  Caps,  Sweatshirts and related items, identified
                         with  branded  logos.

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

     Solutions that Sportan can provide if funding is made available for fulfillment distribution are as follows:

     -    Warehouse  space  (limited  at  current  status)
     -    Pick  and  ship
     -    Inventory  control
     -    Guaranteed  fast  delivery

MARKETING  AND  SALES

     - The Company distributes the remaining product to retailers that sell to the end user, customers of online companies, customers of the Company's Internet operations, and to customers of auction sites.

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

COMPETITION

     The Company's ability to adequately execute its business strategy will be directly related to its ability to secure an adequate level of capital. There is no assurance that the Company will be able to raise sufficient capital to fully execute any part of its business strategy. Therefore, the competition at this stage is somewhat irrelevant until growth becomes viable.

INSURANCE

     The Company has no insurance covering risks incurred in the ordinary course of business. The Company believes the lack of insurance coverage is acceptable at the given moment. There is no key-man life insurance for Jason G. Otteson at this point in time. The loss of Mr. Otteson, for any reason, could have a material adverse effect on the prospects of the Company.

EMPLOYEES

     As of September 30, 2002, the Company employed one person. This number is down from two a year ago. Market factors and the lack of funding are the predominant reasons for this reduction. No employees are covered by a collective bargaining agreement.

ITEM  2.   DESCRIPTION  OF  PROPERTY

The Company's headquarters facility, which includes its principal administrative offices, is located at 3170 Old Houston Road, Huntsville, Texas 77340.

ITEM  3.   LEGAL  PROCEEDINGS

     In September 2000, Racing Champions South Inc. sued us in the County Civil Court at Law No. 2 of Harris County, for the amount of approximately $30,000.00, alleging that we owed them money for delivered goods and merchandise. On January 14 2002, a judgment was granted to Racing Champions for the amount of $30,143.76.

     In February 2001, Riddell, Inc sued us in the 61st Judicial District Court of Harris County, for the amount of approximately $124,000, alleging that we owed them money for delivered goods and merchandise. We are in the process of evaluating the merits of the claim.

     In August 2001, C & J Fire and Safety was awarded a default judgment for the amount of $95.80

     In December 2001, Duck House, Inc. sued Sportan United Industries, Inc. in the Court of Harris County, Texas, Precinct 1, Position 2, for the amount of approximately $2,500, alleging that Sportan owed money for delivered goods and merchandise. We are in the process of evaluating the merits of this claim.

     In April 2002, Casey's Distribution sued Sportan United Industries, Inc. in the Justice Court of Walker County, Texas, Precinct 4, Pack 1, for the amount of approximately $2,300, alleging that we owed them money for delivered goods and merchandise. On April 22nd, Casey's was awarded default judgment for the amount of $2,236.63.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM  5.   MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     Shares of the Company's common stock are listed on the OTC Electronic Bulletin Board under the symbol "SPTA.OB" On December 30, 2002, the Company's common stock closed at $0.01 per share. The Company is authorized to issue 50,000,000 shares of common stock, 6,017,447 of which were issued and outstanding at December 30, 2002. At November 1, 2002, there were approximately 106 holders of record of Company common stock.

     The table set forth below, for the periods indicated, lists the reported high and low sale prices per share of Company common stock on the OTC Electronic Bulletin Board since the common stock began trading on March 7, 2000.

                              Sportan Common Stock
                            -----------------------



                                                    High      Low
                                                   -------  -------
FISCAL 2000 and 2001

 Quarter ended March 31, 2000 (beginning March 7)  $  2.00  $  1.00
                                                   -------  -------
        Quarter ended June 30, 2000                $  2.25  $  0.75
                                                   -------  -------
        Quarter ended September 30, 2000           $  2.22  $  1.38
                                                   -------  -------
        Quarter ended December 31, 2000            $  1.44  $  0.27
                                                   -------  -------
        Quarter ended March 31, 2001               $  0.27  $  0.06
                                                   -------  -------
        Quarter ended June 30, 2001                $  0.19  $  0.05
                                                   -------  -------
        Quarter ended September 30, 2001           $  0.05  $  0.05
                                                   -------  -------
        Quarter ended December 31, 2001            $  0.05  $  0.05
                                                   -------  -------
        Quarter ended March 31, 2002               $  0.05  $  0.05
                                                   -------  -------
        Quarter ended June 30, 2002                $0.00 *  $0.00 *
                                                   -------  -------
        Quarter ended September 30, 2002           $  0.05  $  0.05
                                                   -------  -------

        *were not trading during this period


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

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following sets forth information for all securities issued without registration under the Securities Act, for the year ended September 30, 2002.


DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of the date of this report, we are currently 31 months behind on our dividend payments, or $135,008.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     This Management's Discussion and Analysis as of September 30, 2002 should be read in conjunction with the audited condensed consolidated financial statements and notes thereto set forth in this report.

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

RESULTS  OF  OPERATIONS
YEAR  ENDED  SEPTEMBER  30,  2002  COMPARED  TO  THE  SAME  PERIOD  IN  2001

     REVENUES. For the year ended September 30, 2002, revenues decreased to $16,057 from $249,565 during the year ended September 30, 2001. The decrease of 94% was attributable to Sportan reducing its business strategy due to the decline of the marketplace and lack of capital infusion. In addition, the Company believes its sales were reduced due to its allocation of resources to development of infrastructure for its business model.

     COST OF SALES. For the year ended September 30, 2002, cost of sales decreased to $0.00 from $266,035 during the year ended September 30, 2001. The decrease was due to the writing off of inventory as of September 30, 2001 to a zero balance. Subsequently, there has been no purchasing of product.

     GENERAL AND ADMINISTRATIVE EXPENSES. For the year ended September 30, 2002, general and administrative expenses decreased to $143,245 from $528,345 during the year ended September 30, 2001. The decrease of 73% was attributable to reduction in operations as discussed above.

     NET LOSS. For the year ended September 30, 2002, the Company's net loss decreased to $199,155 from $597,742 during the year ended September 30, 2001. The decrease was attributable to the large decrease in revenues.

     HISTORICAL  CASH  FLOWS

CASH FLOW FROM OPERATING ACTIVITIES. The Company's net cash flow from operating activities resulted in cash used by operations of $37,999 for the year ended September 30, 2002, compared to cash used by operations of $169,349 for the year ended September 30, 2001. The decrease in cash used from operations for fiscal 2001 was due to the Company's decreased net loss, due to the factors discussed above.

     CASH FLOW FROM INVESTING ACTIVITIES. The Company's net cash provided by investing activities for the year ended September 30, 2002 decreased to $4,792, compared to net cash provided by investing activities of the year ended September 30,2001 of $6,415. The decrease in 2002 was attributed to reduced sales of assets.

     CASH FLOW FROM FINANCING ACTIVITIES. The Company's net cash flows provided from financing activities for the year ended September 30, 2002 was $33,057, compared to net cash flows provided from financing activities of $148,219 for the year ended September 30, 2001. The decrease is attributed to the company obtaining fewer loans from its stockholders.

     LIQUIDITY  AND  CAPITAL  RESOURCES

As of September 30, 2002, the Company had negative working capital of $1,152,943, and cash of $0.00.


     During the next five years, the Company has the sole option of converting its preferred shares back to the same number of common shares or it may purchase any or all of them at the $.418 per share stated value, or up to $896,195. In addition, the Company must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month, with total minimum dividends of $250,000 due regardless of when it elects to purchase or convert this stock. As of December 2002, the Company is 32 months behind on its dividend payments. At the end of five years, if the Company has taken no action, this preferred stock automatically converts back to the same number of common shares.

     The Company has borrowed $596,299 from its stockholders in the form of notes payable, of which all is due on demand. The Company has borrowed working capital from its stockholders in the past, but it should not be assumed that such funds will be available in the future.

     Based on the Company's current operating position, the Company must raise at least $1,000,000 in additional funding to pay its outstanding accounts payables and to continue to operate its business through September 30, 2003. At the present time, the Company has no commitments for capital. If the Company is unable to obtain additional financing in the near future, it may be required to continue to find some other way to bring cash flows into balance.

     In the future, the Company may continue to experience reduced operations. This may result in volatility in the price or value of its common stock. Accordingly, period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. Due to the foregoing factors, it is likely that in one or more future periods our operating results will be below the expectations of the investor.

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

           None.

                                    PART III

ITEM  9.   DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

The  Company's  directors  and  executive  officers  are:

NAME                    AGE   POSITION

Jason  G. Otteson       30    Chairman of the board of directors,
                              president  and  chief  executive  officer

Kay  L.  Ekis           41    Secretary

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

     KAY L. EKIS has served as secretary since August 2000. From July 1998 until January 2002, Ms. Ekis served as the Accounting/Office Manager of the Company. From June 1997 through July 1998, Ms. Ekis served as the Accountant to Home Healthcare of Huntsville. From September 1991 through June 1997, Ms Ekis served as the office manager/accountant for Heil Tank Services, Inc. in Houston, Texas and Huntsville, Texas. Ms. Ekis received a degree in accounting from Sam Houston State University in 1988.

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

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table provides information regarding compensation paid to the Company's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended September 30, 2002.

                           Summary Compensation Table

                                    Annual
                                    ------
                                 Compensation            Long Term Compensation
                                 ------------           ----------------------

                                                             Awards

                                                                   Securities
Name and                                         Restricted         Underlying            All Other
Principal Positions        Year  Salary ($)   stock award(s) ($)   Options/SARs (#)   Compensation ($)
-------------------        ----  ----------   ------------------   ------------------ ----------------
Jason G. Otteson,          2002    $0.00
Chief Executive Officer    2001    $37,500          --                   --                  --
                           2000    $50,348          --               1,200,000               --
                           1999    $50,000          --                   --                  --
                           1998    $50,000          --                   --                  --


     Due to the current status of the Company, Jason Otteson has opted to forego and to accrue his salary from July 2001 until the cash flow needs improve.

     In July 2000, the Company entered into a three-year employment agreement with Mr. Otteson. The agreement provides for a base annual salary of $102,000, and a sign-on bonus of $100,000. The sign-on bonus has not been paid and Mr. Otteson has agreed to accept a demand note payable at an interest rate of 12% until paid. Mr. Otteson has agreed that 50% of his annual salary may be paid in the form of note payables and in shares of common stock. The agreement provides for the issuance of a warrant to purchase 750,000 shares of common stock at an exercise price equal to the fair market value on the date of grant, which was $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001. If Mr. Otteson is terminated without cause, the Company must make a payment equal to two years annual salary. If Mr. Otteson is disabled or dies, the Company must continue his salary through the remainder of the term of the agreement. If Mr. Otteson is terminated after a change of control in the Company, the Company must make a payment of 150% of Mr. Otteson's highest annual salary, and the amount of any bonus received during the previous year. In addition, in exchange for Mr. Otteson's options, the Company will make a payment equal to the fair market value of the Company's common stock multiplied by the number of shares underlying such options.

     In September 2000, the Company entered into a three-year employment agreement with Ms. Kay L. Ekis. The agreement provides for a base annual salary of $33,000, and a sign-on bonus of $15,000, of which $3,500 has been paid and the remaining amounts are due on the receipt of future funding of the Company. Ms. Ekis left Sportan in January 2002.

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

                       AGGREGATED OPTION EXERCISES IN 2000
                           AND YEAR-END OPTION VALUES

                        SHARES
                       ACQUIRED
                           ON            VALUE           NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
    NAME               EXERCISE (#)    REALIZED ($)        OPTIONS AT FY-END         IN-THE-MONEY OPTIONS
    ----               ------------    ------------    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company has borrowed an aggregate of $596,299 from Mr. Otteson, at interest rates between 10-18%, of which all balances are currently due on demand.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  The  following  exhibits are to be filed as part of the annual report:

   EXHIBIT  NO.        IDENTIFICATION  OF  EXHIBIT

   Exhibit  3.1(1)     Amended  and  Restated  Articles  of  Incorporation  of
                        Sportan  United  Industries,  Inc.
   Exhibit  3.2(1)     Bylaws  of  Sportan  United  Industries,  Inc.
   Exhibit  4.1(1)     Common Stock Certificate, Sportan United Industries, Inc.
   Exhibit  10.1(1)    Sportan United Industries, Inc. 1999 Stock Option Plan
   Exhibit  10.3(4)    Jason  G.  Otteson  Employment  Agreement
   Exhibit  16.1(2)    Letter  on  change  in  certifying  accountant
   Exhibit  23.1(5)    Consent  of  Malone  &  Bailey,  PLLC
____________________

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

                              Sportan  United  Industries,  Inc.



                              By: /s/  Jason  G.  Otteson
                                 -----------------------------------------------
                              Jason G. Otteson, Chairman of the Board, President, Chief Executive Officer, and Treasurer


                           ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                    Title                                             Date
---------                    -----                                            -----


 /s/  Jason  G.  Otteson     Chairman  of  the  Board,  President,           December  30,  2002
------------------------     Chief  Executive  Officer,  and  Treasurer
Jason  G.  Otteson


                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors
     Sportan  United  Industries,  Inc.
     Huntsville,  Texas

We have audited the accompanying balance sheet of Sportan United Industries, Inc. as of September 30, 2002, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Sportan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportan United Industries, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sportan will continue as a going concern. As discussed in Note 2 to the financial statements, Sportan has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE  &  BAILEY,  PLLC
www.malone-bailey.com
Houston,  Texas



December  9,  2002

                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                            As of September 30, 2002

ASSETS

 Property and equipment, net of $1,662
  accumulated depreciation                                       $          1,483
                                                                 ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable                                             $        355,494
    Accrued expenses                                                       23,481
    Accrued salary due to stockholder                                     179,152
    Notes payable to stockholders                                         596,299
                                                                 ----------------
      Total Current Liabilities                                         1,154,426
                                                                 ----------------
STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding              2,144
  Common stock, $.001 par value, 50,000,000 shares
authorized, 6,017,447 issued and outstanding                                6,017
  Paid in capital                                                         707,430
  Retained deficit                                                     (1,868,534)
                                                                 ----------------
    Total Stockholders' Deficit                                        (1,152,943)
                                                                 ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $          1,483
                                                                 ================

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 2002 and 2001





                                             2002         2001
                                            ---------   ---------
Revenues                                    $ 16,051    $ 249,565
Cost of Sales                                266,035
                                            ---------   ---------
Gross Margin                                  16,051     ( 16,470)

Selling, general and administrative         (130,292)    (512,945)
Depreciation                                ( 12,953)    ( 15,400)
Impairment loss                             ( 19,006)
Gain on sale of assets                         1,955        2,182
                                           ---------    ---------
    Operating Loss                          (144,245)    (542,633)

Other Income and (Expense)
  Interest expense                          ( 54,161)    ( 55,398)
  Other                                     (    749)         289
                                           ---------    ---------
    Net loss                                (199,155)    (597,742)

    Preferred stock dividends               ( 53,770)    ( 53,770)
                                           ---------    ---------
    Net loss available to
      common shareholders                  $(252,925)   $(651,512)
                                           =========    =========

Basic and diluted loss per common share    $    (.04)   $    (.11)

Weighted average common shares
  outstanding                              6,017,447    5,934,808

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended September 30, 2002 and 2001




                           Preferred   Preferred   Common    Common
                            Shares      Amount     Shares    Amount
                           ---------    ------    ---------  -------
Balances at
September 30, 2000         2,144,006    $2,144    5,767,445   $5,767
Common stock issued

  - for services                                    250,002      250

Preferred stock dividends

Net loss
                           ---------   -------   ---------    -------
Balances at
  September 30, 2001       2,144,006     2,144   6,017,447     6,017

Net loss
                           ---------   -------   ---------    -------
Balances at
  September 30, 2002       2,144,006   $ 2,144   6,017,447    $ 6,017
    =========              =========  ========   =========    =======

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 For the Years Ended September 30, 2002 and 2001




                              Paid In       Retained
                              Capital       Deficit          Totals
                             --------      -----------    -----------
Balances at
September 30, 2000           $641,544     $(1,071,637)   $(  422,182)
Common stock issued

  - for services               69,701                         69,951

Preferred stock dividends      (3,815)                    (    3,815)


Net loss                                   (  597,742)    (  597,742)
                             --------      -----------    -----------
Balances at
  September 30, 2001          707,430      (1,669,379)    (  953,788)

Net loss                                   (  199,155)    (  199,155)
                             --------      -----------    -----------
Balances at
  September 30, 2002         $707,430     $(1,868,534)   $(1,152,943)
                             ========      ===========    ===========

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Years Ended September 30, 2002 and 2001



                                                 2002         2001
                                               ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $(199,155)   $(597,742)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Stock issued for services                     69,951
  Depreciation                                  12,953       15,400
  Impairment loss                               19,006
  Gain on disposal of property and
  equipment                                   (  1,955)    (  2,182)
 Net change in
  Accounts receivable                            3,510       112,522
  Accounts receivable-related parties            6,023
  Inventory                                                  223,451
  Other current assets                         (  4,546)
  Accounts payable                             ( 37,229)      60,424
  Accrued expenses                              158,848     ( 46,627)
                                               ---------    ---------
NET CASH USED BY OPERATING ACTIVITIES          ( 37,999)    (169,349)
                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment    4,792        6,415
                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment on line of credit                                ( 99,000)
 Proceeds from notes payable to stockholders    33,057       194,595
 Stock subscription receivable                                 4,359
 Accrued salary to shareholder                                64,500
 Net change in stockholder advances
 to the company                                             ( 16,235)
                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES       33,057       148,219
                                               ---------    ---------
NET CHANGE IN CASH                             (    150)    ( 14,715)
CASH BALANCES
  -Beginning of period                               150       14,865
                                               ---------    ---------
  -End of period                              $        0   $      150
                                               =========     =========

Supplemental Disclosures
  Interest paid                               $        0   $        0
  Income taxes paid                                    0            0

Non-Cash Disclosures
  Exchange fixed assets for accounts payable  $    4,400
  Dividends offset against accounts
    receivable-shareholders                                $    3,815

                See accompanying summary of accounting policies
                       and notes to financial statements.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of operations and organization. Sportan United Industries, Inc. was incorporated on March 15, 1991. Sportan was a distributor of sports novelties and memorabilia primarily to retail outlets in the United States. Sportan ceased operating in early 2002.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Allowance for Doubtful Accounts. Earnings are charged with a provision for doubtful accounts based on a current review of the collectibility of accounts. Accounts deemed uncollectible are applied against the allowance for doubtful accounts.

Property and Equipment. Property and equipment are stated at cost. Sportan depreciates property and equipment by the straight-line method over the estimated useful lives of the related assets as follows:

Computer  equipment  &  software         5  years     $  3,145
     Less  accumulated  depreciation                    (1,662)
                                                      ---------
                                                      $  1,483
                                                      =========

Impairment of Long-Lived Assets. Sportan reviews the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Sportan assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the estimated future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Revenue Recognition. Revenues are recognized as goods are shipped from Sportan's warehouse. Shipments directly to customers from a third party vendor are recognized at the time of shipment from vendor.

Federal Income Taxes. Sportan uses the liability method in accounting for income taxes, whereby tax rates are applied to cumulative temporary differences based on when and how they are expected to affect future tax returns. Deferred tax assets and liabilities are adjusted for tax rate changes in the year changes are enacted. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in Sportan's tax returns.

Use of Estimates. The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently issued accounting pronouncements. Sportan does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Sportan's results of operations, financial position or cash flow.


NOTE  2  -  GOING  CONCERN

As shown in the accompanying financial statements, Sportan has incurred recurring net losses, ceased operations and has a net stockholders deficit of $1,152,943 as of September 30, 2002. These conditions create an uncertainty as to Sportan's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Sportan is unable to continue as a going concern.


NOTE  3  -  INCOME  TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002, are as follows:

          Deferred  tax  assets:
               Net  operating  loss  carryforward     $  567,000
               Less:  valuation  allowance              (567,000)
                                                      ------------
          Net  current  deferred  tax  assets         $        0
                                                      ============

Sportan has net operating loss carryforwards of approximately $1,670,000 as of September 30, 2002, which expire through year 2021.

NOTE  4  -  COMMITMENT

As of December 9, 2002, Sportan maintained its offices on a temporary basis in the home of its president, pursuant to an oral agreement on a rent-free, month-to-month basis. Up until September 30, 2002 Sportan rented its principal facility from a stockholder of Sportan (see Note 5).

Total rent expense under all lease agreements amounted to approximately $10,000 and $24,000 for each of the years ended September 30, 2002 and 2001, respectively.


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

Sportan is involved in various transactions with stockholders or officers of Sportan. The transactions and amounts incurred with these individuals are detailed as follows:



                                                           2002       2001
                                                         --------   --------
Transaction:
Rent - principal facility                                $ 10,000   $ 24,000
Interest                                                   54,161     40,648

Notes payable to stockholders consist of the following:

Notes payable to two stockholders bearing interest
  at 12% annually, balances are due on demand, and
  interest is being accrued.                             $  53,500  $ 53,500
Notes payable to one stockholder, bearing interest
  at rates ranging from 10%-18% annually,
  balances are due on demand, and interest is
  being accrued.                                           407,969   374,912
Accrued interest on notes payable                          113,261    59,100
Payments of accounts payable                                21,569    21,583
                                                          --------  --------
                                                         $ 596,299  $509,095
                                                          ========  ========

Sportan entered into an employment arrangement with its president and CEO as of July 1, 2000. The employment contract specifies a sign-on bonus of $100,000, payable on demand and recorded as a note payable carrying interest at 12% per annum and an annual salary of $102,000.

Additionally, the agreement calls for warrants to purchase 1,000,000 shares of common stock at fair market value to be granted in increments of 250,000 per year for the next four years. These warrants will expire five years from the date of grant. As of September 30, 2002, none of these warrants had been granted.


NOTE  6  -  PREFERRED  STOCK

Sportan has 2,144,006 shares of cumulative preferred stock outstanding. Holders of the preferred shares are entitled to receive cash dividends at the annual rate of 6%, on a share value of $0.418 per share, cumulative monthly. There were no dividends declared in fiscal year 2002. For the year ending September

30, 2001, $3,815 was declared and offset against accounts receivable from one shareholder. The balance of $49,955 for the year was not declared. As of September 30, 2002, there was $121,565 in cumulative preferred stock dividends not declared by the Board of Directors.

The preferred shares will automatically be converted to common shares, one for one, on April 1, 2005. Shares are redeemable at the stated value by Sportan on or after April 1, 2000, with a prepayment penalty of $250,000 less all previously paid dividends up to $250,000.

Holders of preferred shares are entitled to receive dividends at the same rate as dividends paid on common stock. Holders of preferred shares have the same voting rights as holders of common shares.

The preferred shares rank senior to common shareholders. The preferred shares have a liquidation preference of $.418 per share.


NOTE  7  -  COMMON  STOCK  TRANSACTIONS

In March 2001, Sportan issued 50,000 shares to each of three employees for services rendered for a total of 150,000 shares. The shares were valued at the then trading price of approximately $.06 per share for a total value of $9,000.

In March 2001, Sportan entered into a consulting agreement with a consulting firm. Under the agreement Sportan was to issue 100,000 shares at the then trading price of approximately $.06 per share for a total value of $6,300, for services provided by the firm from October 2000 through February 2001. Additionally, Sportan agreed to issue $5,000 in common stock every month for ongoing consulting services. This agreement has since been canceled. In
January 2002, the agreement was replaced with a new consulting agreement that calls for the issuance of 200,000 shares of common stock valued at the then trading price of approximately $.05 per share for a total value of $10,000, for services rendered for the fifteen month period from October 2000 to December 2001. For the twelve months ended September 30, 2001, $8,000 in consulting expense has been recognized and accrued. The 6,017,447 common shares outstanding does not take into account the 200,000 shares of common stock covered by this agreement.

There  were  no  stock  issuances  in  fiscal  year  2002.


NOTE  8  -  STOCK  OPTIONS  AND  WARRANTS

Sportan follows the disclosure requirements of FASB Statement 123, Accounting for Stock Based Compensation Plans. Sportan's Stock Option Plan provides for the grant of non-qualified options to directors, employees and consultants of Sportan, and opportunities for directors, officers, employees and consultants of Sportan to make purchases of stock in Sportan. In addition, Sportan issues stock warrants from time to time to employees, consultants, stockholders and creditors as additional financial incentives. The plans and warrants issuance are administered by the Board of Directors, who have substantial discretion to determine which persons, amounts, time, price, exercise terms, and restrictions, if any.

Sportan uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. For the years ended September 30, 2002 and 2001, no compensation expense has been recognized because no options or warrants were issued. Summary information regarding options and warrants is as follows:


                                     Wtd.  Avg.          Wtd. Avg.
                                       Share               Share
                         Options       Price     Warrants  Price
                        ---------    ---------  ---------  ------
Outstanding at
   September 30, 2000:  1,570,000   $     1.16    469,222  $  .81
Year ended
   September 30, 2001:
   Canceled               (12,500)
                        ---------    ---------  ---------  ------
Outstanding at
  September 30, 2001    1,557,500   $     1.16    469,222  $  .81
Year ended
  September 30, 2002
   Canceled               (20,000)               (454,222)
                        ---------    ---------  ---------  ------
                        1,537,500   $     1.16     15,000  $  .81
                        =========    =========  =========  ======

Options  outstanding  and  exercisable  as  of  September  30,  2002:


               -  - Outstanding -  -   Exercisable
                Number      Remaining    Number
Exercise Price  of Shares     life      of Shares
                ---------   ---------  -----------
$.75               410,000   11 years            0
 .83                200,000   3 years            0
1.38               177,500    9 years      177,500
1.43               750,000    3 years      750,000
                 ---------             -----------
                 1,537,500                 927,500
                 =========             ===========

     Warrants  outstanding  and  exercisable  as  of  September  30,  2002:

                  -  - Outstanding -  -   Exercisable
                   Number      Remaining    Number
Exercise Price    of Shares     life      of Shares
                  ---------   ---------  -----------
..25                  15,000    3 years       15,000

Had compensation cost for Sportan's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the Black-Scholes option-pricing model suggested by FASB Statement 123, Sportan's net losses and loss per share would have been increased to the pro forma amount indicated below:



                                                 2002        2001
                                              ---------   ---------
Net loss available for common
 shareholders                  -As reported   $(252,925)  $(613,963)
                                 -Pro forma    (252,925)   (958,108)
Net loss per share             -As reported    (   0.04)   (   0.11)
                                 -Pro forma    (   0.04)   (   0.16)



Variables used in the Black-Scholes option-pricing model include (1) 5.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is the actual historical stock price fluctuation volatility and (4) zero expected dividends.


NOTE  9  -  DISPOSITION  OF  FIXED  ASSETS

During the year ended September 30, 2002, Sportan disposed of all of its property and equipment other than two computers. Sportan received $4,792 in cash and relief of $4,400 in accounts payable. As a result, Sportan realized a gain of $1,955.


NOTE  10  -  IMPAIRMENT  LOSS

As of September 30, 2002, Sportan determined its trademark and patent and capitalized software, valued at $1,355 and 17,651 respectively, was fully impaired. An impairment loss of $19,006 has been taken for the year ended September 30, 2002.


NOTE  11  -  MAJOR  CUSTOMERS  AND  VENDORS

During the years ended September 30, 2002 and 2001, no vendor or customer accounted for greater than 10% of total expenditures or revenues.