Form 10QSB
period 2002-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2003-02-19
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended December 31, 2002

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



                              3170 OLD HOUSTON ROAD
                            HUNTSVILLE, TEXAS 77340
                                  936-577-1996
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X       No   .
   ---        ---



The number of shares of common stock of the Registrant outstanding at December 30, 2002 was 6,017,447.

ITEM 1.     FINANCIAL STATEMENTS



                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                             As of December 31, 2002



ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       434
  Property and equipment, net of $1,819
    accumulated depreciation . . . . . . . . . . . . . . . . .        1,326
                                                                 -----------
    TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $     1,760
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable . . . . . . . . . . . . . . . . . . . . .  $   360,048
    Accrued expenses . . . . . . . . . . . . . . . . . . . . .       22,481
    Accrued salary due to stockholder. . . . . . . . . . . . .      204,652
    Notes payable to stockholders. . . . . . . . . . . . . . .      615,483
                                                                 -----------
      Total Current Liabilities. . . . . . . . . . . . . . . .    1,202,664
                                                                 -----------
STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding        2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 6,017,447 issued and outstanding . . . . . . .        6,017
  Paid in capital. . . . . . . . . . . . . . . . . . . . . . .      707,430
  Retained deficit . . . . . . . . . . . . . . . . . . . . . .   (1,916,495)
                                                                 -----------
    Total Stockholders' Deficit. . . . . . . . . . . . . . . .   (1,200,904)
                                                                 -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . .  $     1,760


                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
              For the Three Months Ended December 31, 2002 and 2001



                                             2002           2001
                                            ------         ------
Revenues . . . . . . . . . . . . . . . .               $    7,057

Cost of Sales
                                                          ---------
Gross Margin . . . . . . . . . . . . . .                    7,057

Selling, general and administrative. . .  $  (33,483)     (52,549)
Depreciation . . . . . . . . . . . . . .     (   157)     ( 3,237)
                                             ---------    ---------
    Operating Loss . . . . . . . . . . .     (33,640)     (48,729)

Other Income and (Expense)
  Interest expense . . . . . . . . . . .     (14,320)     (13,382)
                                             ---------    ---------
    Net loss . . . . . . . . . . . . . .     (47,960)     (62,111)

    Preferred stock dividends. . . . . .     (13,443)     (13,443)
                                             ---------    ---------
    Net loss available to
      common shareholders. . . . . . . .  $  (61,403)  $  (75,554)
                                             =========    =========

Basic and diluted loss per common share.  $     (.01)  $     (.01)

Weighted average common shares
  outstanding. . . . . . . . . . . . . .   6,017,447    6,017,447



                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2002 and 2001



                                                2002                 2001
                                               ------              -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss. . . . . . . . . . . . . . . . . .  $  (47,960)       $(62,111)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation. . . . . . . . . . . . . .         157           3,237
    Net change in:
      Accounts receivable . . . . . . . . . .                       3,278
      Other current assets. . . . . . . . . .                       5,983
      Accounts payable. . . . . . . . . . . .       4,553         (   326)
      Accrued expenses. . . . . . . . . . . .      38,884          27,989
                                              -----------         ---------
NET CASH USED BY OPERATING ACTIVITIES . . . .     ( 4,366)        (21,950)
                                              -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholders       4,800          21,950
                                              -----------         ---------
NET CHANGE IN CASH. . . . . . . . . . . . . .         434               0

CASH BALANCES
  -Beginning of period. . . . . . . . . . . .           0             150
                                              -----------         ---------
  -End of period. . . . . . . . . . . . . . .  $      434        $    150
                                              ===========          =========


4

                        SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sportan United Industries, Inc. ("Sportan") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Sportan's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of December 31, 2002 and for the three-month period ended December 31, 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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

Today, Sportan has reduced operations to a minimal level while the company seeks to acquire a viable solution to provide stability in the future. This reduction in business is due to many factors, but primarily the lack of funding to weather the decline of the marketplace. Sportan is seeking solutions within merger related growth prospects while performing essential operations for cash flow needs. These operations consist of selling closed-out inventory and assets, collecting debt, negotiating payables, seeking viable merger candidates and various other alternative methods to revive the business in general. Sportan maintains a minimum amount of operations while it seeks solutions for growth while being willing and flexible to handle various amounts of historical business operations.


     RESULTS OF OPERATIONS

Three-months ended December 31, 2002 compared to the same period in 2001

     Our sales for the three months ended December 31, 2002 were $0.00, a decrease of 100% from the same period in 2001. The decrease from the three-month period ending December 31, 2001 of 100% from $7,057 from the same period ending December 31, 2001 is attributable to the lack of operations brought about by lack of funding, which reduced our sales and marketing capability. This lack of funding also limited our ability to purchase new inventory. We reduced our inventory values to zero, due to remnant status, during 2001.

Our general and administrative expenses declined during the three months ended December 31,2002, 31% to $33,640 from the same period in 2001. The decrease in general and administrative expenses is due to the reduction in all operations and staff within the company until such further progress can be determined on mergers, acquisitions, and addition of more products and/or revenue channels.

Because of the reduced operations, our net loss reduced 23% to $47,960 for the three months ended December 31,2002.

     Cash used by operations for the three-month period decreased from $21,950 to $4,366 for the three months ended December 31,2002 because of our reduction of all operations as discussed above.

Cash provided from financing activities was $4,800 during the three-month period ended December 31,2002, as compared to cash flows provided of $21,950 during the three-month period ended December 31, 2001. During the three-months ended December 31, 2002 we also accrued $25,500 in salary due to our CEO, which brings the total accrued to $204,652.

     LIQUIDITY  AND  CAPITAL  RESOURCES

          As of December 31, 2002, we had negative working capital of $1,200,904 and cash of $435. We are in the process of restructuring the company to make use of the remaining assets through mergers, acquisitions, and possibly the addition of more products and potential revenue channels.

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of this date, we are currently 32 months behind on our dividend payments, or $139,489.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS


     None.


     (b)   REPORTS  ON  FORM  8-K

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Sportan  United  Industries,  Inc.




Date:  February  19,  2003               By:     /s/ Jason  G.  Otteson
                                                 ------------------------------
                                                 Jason  G.  Otteson,  President