Form 10QSB
period 2003-03-31
SPORTAN UNITED INDUSTRIES INC
filed 2003-05-20
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes  [X]     No  [ ]

The number of shares of common stock of the Registrant outstanding at March 31, 2003 was 6,017,447.


                                     PART I
                              FINANCIAL STATEMENTS

ITEM 1      FINANCIAL INFORMATION


                    SPORTAN UNITED INDUSTRIES, INC.
                             BALANCE SHEET
                             March 31, 2003
                              (Unaudited)


ASSETS
 Property and equipment, net of $1,976
    accumulated depreciation                                    $     1,169
                                                                 -----------
    TOTAL ASSETS                                                $     1,169
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                              $   366,578
  Accrued expenses                                                   22,481
  Accrued salary due to stockholder                                 230,152
  Notes payable to stockholders                                     628,127
                                                                 -----------
    Total Current Liabilities                                     1,247,338
                                                                 -----------
STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, 2,144,006 shares issued and outstanding        2,144
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 6,017,447 issued and outstanding                      6,017
  Paid in capital                                                   707,430
  Retained deficit                                               (1,961,760)
                                                                 -----------
    Total Stockholders' Deficit                                  (1,246,169)
                                                                 -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $     1,169
                                                                ============


                           SPORTAN UNITED INDUSTRIES, INC.
                             STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                  Three Months Ended          Six Months Ended
                                        March 31,                March 31,
                                   2003         2002         2003         2002
                                ---------    ---------    ---------    ---------
Revenues                       $    2,552   $    7,557   $    2,552   $   14,614

Selling, general and
  administrative                   33,880       41,709       67,364       94,222
Depreciation                          157        3,203          314        6,476
Interest expense                   13,781       13,487       28,101       26,869
                                ---------    ---------    ---------    ---------
    Net Loss                      (45,266)    ( 50,842)    ( 93,227)    (112,953)

    Preferred stock dividends     (13,443)    ( 13,443)    ( 26,886)    ( 26,886)
                                ---------    ---------    ---------    ---------
    Net loss available to
      common shareholders      $  (58,709)  $ ( 64,285)  $ (120,113)  $ (139,839)
                                =========    =========   =========   ===========
Basic and diluted loss per
  per common shares            $  (   .01)  $ (    .01)  $ (    .02)  $ (    .02)

Weighted average common
  shares outstanding            6,017,447    6,017,447    6,017,447    6,017,447


                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2003 and 2002
                                  (Unaudited)


                                                  2003         2002
                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $  (93,227)  $(112,953)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   314       6,476
    Net change in:
      Accounts receivable                          3,510
      Other current assets                         6,023
      Accounts payable                            11,085       1,728
      Accrued expenses                            77,165      89,374
                                                ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES            ( 4,663)   (  5,842)
                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholder       7,563       9,000
  Payment on note payable to stockholder         ( 2,900)
                                                ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          4,663       9,000
                                                ---------    ---------
NET CHANGE IN CASH                                     0       3,158

CASH BALANCES
  -Beginning of period                                 0         150
                                                ---------    ---------
  -End of period                              $        0   $   3,308
                                                =========    =========

                        SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of March 31, 2003 and for the three-month period ended March 31, 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as, "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings, including those in our annual report on Form 10-KSB for the year ended September 30, 2002. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     The Company, founded in 1986, has competed in the sports trading card and memorabilia business. In 1998, Jason G. Otteson became Chief Executive Officer. In 1999, management concluded the trading card business was providing insufficient growth and subsequently sold the sports cards and supplies segment of its business. Under the management of Mr. Otteson, management elected to establish a more expanded and comprehensive marketing strategy, while electing to leave the trading card business through a timely exit.

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


     RESULTS OF OPERATIONS

Three-months ended March 31, 2003 compared to the same period in 2002

     Our sales for the three months ended March 31, 2003 were $2,552.00. The decrease from the three-month period ending March 31, 2002 of 66% from $7,557 from the same period ending March 31, 2003 is attributable to the lack of operations brought about by lack of funding, which reduced our sales and marketing capability. This lack of funding also limited our ability to purchase new inventory. We reduced our inventory values to zero, due to remnant status, during 2001.

     Our general and administrative expenses declined during the three months ended March 31,2003, 19% to $33,880 from the same period in 2002. The decrease in general and administrative expenses is due to the reduction in all operations and staff within the company until such further progress can be determined on mergers, acquisitions, and addition of more products and/or revenue channels.

     Because of the reduced operations, our net loss reduced 11% to $45,266 for the three months ended March 31,2003.

     Cash used by operations for the three-month period decreased from $5,842 to $4,663 for the three months ended March 31,2003 because of our reduction of all operations as discussed above.

     Cash provided from financing activities was $4,663 during the three-month period ended March 31,2003, as compared to cash flows provided of $9,000 during the three-month period ended March 31, 2002. During the three-months ended March 31, 2003 we also accrued $25,500 in salary due to our CEO, which brings the total accrued to $230,152.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, we had negative working capital of $1,246,169 and cash of $0. We are in the process of restructuring the company to make use of the remaining assets through mergers, acquisitions, and possibly the addition of more products and potential revenue channels.

Item 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to my knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 2, 4 and 5 are omitted.

ITEM  1.  LEGAL  PROCEEDINGS

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

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     We currently have outstanding 2,144,006 shares of Series A Convertible Preferred Stock. We must pay a monthly 6% annualized dividend on the $.418 per share stated value, or $4,481 per month. As of this date, we are currently 36 months behind on our dividend payments, or $157,413.

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   EXHIBITS

99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)   REPORTS  ON  FORM  8-K

      None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Sportan  United  Industries,  Inc.




Date:  May  20,  2003               By: /s/ Jason  G.  Otteson
                                        ------------------------------
                                        Jason  G.  Otteson,  President


                                 Certifications

Jason G. Otteson Certifies as President of Sportan United Industries, Inc. that:

1. I have reviewed this quarterly report on Form 10-QSB of Sportan United Industries, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Art Rules 13a-14 and 15d-14) for the registrant and I have;

I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

By: /S/ Jason G. Otteson
   -------------------------------
    Jason G. Otteson
    President

Exhibit 99.1




                                CERTIFICATION OF
                            PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Jason G. Otteson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Sportan United Industries, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sportan United Industries, Inc.


                                        By:/s/ Jason G. Otteson
                                        -------------------------
                                        Name: Jason G. Otteson
                                        Title: President
                                        May 20, 2003