Form 10QSB
period 2003-06-30
SPORTAN UNITED INDUSTRIES INC
filed 2003-08-19
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2003

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

                                    Yes X     No



The number of shares of common stock of the Registrant outstanding at June 30, 2003 was 8,339,447.

Financial Statements



                        SPORTAN UNITED INDUSTRIES, INC.
                                 BALANCE SHEET
                                 June 30, 2003


ASSETS
Cash                                                               $240
  Property and equipment, net of $2,133
    accumulated depreciation                                      1,012
                                                             -----------
    TOTAL ASSETS                                            $     1,252
                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                          $   366,578
  Accrued expenses                                               22,481
  Accrued salary due to stockholder                             255,652
  Notes payable to stockholders                                 644,018
                                                             -----------
    Total Current Liabilities                                 1,288,729
                                                             -----------
STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, no shares issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 8,339,447 issued and outstanding                  8,339
  Paid in capital                                               707,252
  Retained deficit                                           (2,003,068)
                                                             -----------
    Total Stockholders' Deficit                              (1,287,477)
                                                             -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     1,252
                                                             ===========


                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
            Three Months and Nine Months Ended June 30, 2003 and 2002



                                Three Months Ended          Nine Months Ended
                                       June 30,                  June 30,
                                  2003         2002         2003         2002
                                ---------   ---------    ---------    ---------
Revenues                       $      276   $    1,146   $    2,828   $   15,760

Selling, general and
  administrative                   27,380       33,850       94,745      128,072
Depreciation                          157        3,238          471        9,714
Interest expense                   14,046       14,010       42,147       40,879
                                ---------   ---------    ---------    ---------
    Net Loss                      (41,307)     (49,952)    (134,535)    (162,905)

    Preferred stock dividends     (13,443)     (13,443)    ( 40,329)    ( 40,329)
                                 ---------     ---------   ---------    ---------
    Net loss available to
      common shareholders      $  (54,750)  $  (63,395)  $ (174,864)  $ (203,234)
                                 =========     =========    =========    =========
Basic and diluted loss per
  per common shares            $  (   .01)  $  (   .01)  $ (    .03)  $ (    .03)

Weighted average common
  shares outstanding            6,172,247    6,017,447    6,151,268    6,017,447


                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Nine Months Ended June 30, 2003 and 2002



                                                  2003        2002
                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $ (134,535)  $ (162,905)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   471        9,714
    Net change in:
      Accounts receivable                                       3,306
      Other current assets                                      6,023
      Accounts payable                            11,085        2,494
      Accrued expenses                           117,647      128,168
                                               ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES            ( 5,332)    ( 13,200)
                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholder       8,472       13,200
  Payment on note payable to stockholder         ( 2,900)
                                               ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          5,572       13,200
                                               ---------    ---------
NET CHANGE IN CASH                                   240            0

CASH BALANCES
  -Beginning of period                                 0          150
                                               ---------    ---------
  -End of period                              $      240   $      150
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


NOTE 2 - COMMON STOCK

On June 25, 2003, 2,144,006 shares of convertible preferred stock and all the unpaid accrued dividends were converted into 2,322,000 shares of common stock.


NOTE 3 - SUBSEQUENT EVENT

In July 2003, Sportan sold 25,000,000 shares of common stock to an individual at $.002 per share or $50,000.

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sportan United Industries,Inc. ("Sportan") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Sportan's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Management's Discussion and Analysis as of June 30, 2003 and for the three-month period ended June 30, 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto set forth in Item 1 of this report.

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


     RESULTS OF OPERATIONS

Three-months ended June 30, 2003 compared to the same period in 2002

     Our sales for the three months ended June 30, 2003 were $276 a decrease of 76% from the same period in 2002. The decrease from the three-month period ending June 30, 2003 of 76% from $1,146 from the same period ending June 30, 2002 is attributable to the lack of operations brought about by lack of funding, which reduced our sales and marketing capability. This lack of funding also limited our ability to purchase new inventory. We reduced our inventory values to zero, due to remnant status, during 2001.

     Our general and administrative expenses declined during the three months ended June 30, 2003, 20% to $27,380 from the same period in 2002. The decrease in general and administrative expenses is due to the reduction in all operations and staff within the company until such further progress can be determined on mergers, acquisitions, and addition of more products and/or revenue channels.

     Because of the reduced operations, our net loss reduced 17% to $41,307 for the three months ended June 30,2003.

     Cash used by operations for the three-month period decreased from $13,200 to $5,332 for the three month ended June 30, 2003 because of our reduction of all operations as discussed above.

     Cash provided from financing activities was $5,572 during the three-month period ended June 30,2003, as compared to cash flows provided of $13,200 during the three-month period ended June 30, 2002. During the three-months ended June 30, 2003 we also accrued $25,500 in salary due to our CEO, which brings the total accrued to $255,652.

     LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2003, we had negative working capital of $1,288,489 and cash of $240. We are in the process of restructuring the company to make use of the remaining assets through mergers, acquisitions, and possibly the addition of more products and potential revenue channels.

     On June 25, 2003, 2,144,006 shares of convertible preferred stock and all the unpaid accrued dividends were converted into 2,322,000 shares of common stock.

     On July 24, 2003, Sportan sold 25,000,000 shares of common stock to an individual at $.002 per share or $50,000. These funds were used to pay accounts payable and to settle debts.

                                     PART II
                                OTHER INFORMATION

     Pursuant to the Instructions to Part II of the Form 10-Q, Items 1, 2, and 5 are omitted.

ITEM  2.  LEGAL  PROCEEDINGS

     In September 2000, Racing Champions South Inc. sued us in the County Civil Court at Law No. 2 of Harris County, for the amount of approximately $30,000, alleging that we owed them money for delivered goods and merchandise. On January 14 2002, a judgment was granted to Racing Champions for the amount of $30,143.76.

     In February 2001, Riddell, Inc sued us in the 61st Judicial District Court of Harris County, for the amount of approximately $124,000, alleging that we owed them money for delivered goods and merchandise. As of July 31, 2003, the case with Riddell has been settled.

     In August 2001, C & J Fire and Safety was awarded a default judgment for the amount of $95.80

     In December 2001, Duck House, Inc. was awarded a default judgment for the amount of $2581.66.

     In April 2002, Casey's Distribution sued Sportan United Industries, Inc. in the Justice Court of Walker County, Texas, Precinct 4, Pack 1, for the amount of approximately $2,300, alleging that we owed them money for delivered goods and merchandise. On April 22nd, Casey's was awarded default judgment for the amount of $2,236.63.


ITEM  6      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS


         None.


(b)   REPORTS  ON  FORM  8-K

         None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Sportan  United  Industries,  Inc.




Date:  February  17,  2003               By:    Jason  G.  Otteson
                                                ------------------------------
                                                Jason  G.  Otteson,  President


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