Form 10QSB/A
period 2003-06-29
SPORTAN UNITED INDUSTRIES INC
filed 2003-08-20
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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


ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

99.1     CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

(b)   REPORTS  ON  FORM  8-K

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         Sportan  United  Industries,  Inc.




Date:  August  20, 2003              By: Jason  G.  Otteson
                                           -------------------------------
                                           Jason  G.  Otteson,  President


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

Dated: August 20, 2003

By: /S/ Jason G. Otteson
   -------------------------------
    Jason G. Otteson
    President

Exhibit 99.1




                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Jason G. Otteson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Sportan United Industries, Inc. on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Sportan United Industries, Inc.


                                        By:/s/ Jason G. Otteson
                                        -------------------------
                                        Name: Jason G. Otteson
                                        Title: President
                                        August 20, 2003