Form 10KSB
period 2003-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2004-01-13
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         SPORTAN UNITED INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

Commission file number: 000-25513

               Texas                                      76-0333165
               -----                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

3170 Old Houston Road, Huntsville, Texas                   77340
----------------------------------------                -----------
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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its fiscal year ended September 30, 2003 were $3,915.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on the OTC Electronic Bulletin Board on December 31, 2003 was $30,044.53. As of December 31, 2003 registrant had 33,339,447 shares of common stock outstanding.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                     PART I

Item 1.   Description of Business                                            2
Item 2.   Description of Properties                                          3
Item 3.   Legal Proceedings                                                  3
Item 4.   Submission of Matters to a Vote of Security Holders                3

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                              4
Item 6.   Management's Discussion and Analysis
            or Plan of Operations                                            5
Item 7.   Financial Statements                                               7
Item 8.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                              8
Item 8a.  Controls and Procedures                                            8


                                    PART III

Item 9.   Directors, Executive Officers, and Control Persons,
            Compliance with Section 16(A) of the Exchange Act                8
Item 10.  Executive Compensation                                             9
Item 11.  Security Ownership of Certain Beneficial Owners and
            Management                                                      10
Item 12.  Certain Relationships and Related Party Transactions              10
Item 13.  Exhibits and Reports on Form 8-K                                  11
Item 14.  Principal Accounting Fees and Services                            11

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

                                     PART I


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

     In February 2002, Sportan reduced operations to a minimal level while the company seeks to acquire a viable solution to provide stability in the future. The Company reduced its operations primarily due to the decline in demand for outsourced Internet fulfillment companies. Another factor causing Sportan to reduce its operations was its difficulty attracting capital necessary to acquire new inventories and acquire additional warehouse space. Sportan is seeking solutions within merger related growth prospects while performing essential operations for cash flow needs. These operations consist of selling off closed out inventory and assets, collecting debt, negotiating payables, seeking viable merger candidates and various other alternative methods to revive the business in general. Sportan maintains a minimum amount of operations while it seeks solutions for growth while being willing and flexible to handle various amounts of historical business operations.

BUSINESS STRATEGY

     Initially, the Company's goal was to become a leading distributor of sports trading cards, memorabilia, and sports and related merchandise to include novelties apparel and collectibles. Management believes that it can, with adequate funding, develop fulfillment systems and processes that will be both economical and efficient in the distribution of product to both wholesale and retail customers. Since reducing its operations, the Company has ceased pursuing its original business plan and is in the process of determining viable solutions. Sportan is attempting to reduce its outstanding indebtedness so it may refocus on pursuing its initial business plan or seeking other alternatives.

COMPETITION

     The Company has reduced its operations. The Company's competitors have larger customer bases and significantly greater financial, technical and marketing resources than Sportan. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in customer requirements. It may also allow them to engage in more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. In addition, some competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of customers.

INSURANCE

     The Company does not have any insurance coverage to cover losses risks incurred in the ordinary course of business. In addition, the company does not have key-man life insurance for Jason G. Otteson. The loss of Mr. Otteson, for any reason, could have a material adverse effect on the prospects of the Company.

EMPLOYEES

     As of September 30, 2003, the Company employed one person. No employees are covered by a collective bargaining agreement.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's headquarters facility, which includes its principal administrative offices, is located at 3170 Old Houston Road, Huntsville, Texas 77340. The Company does not currently pay rent on this space, which is owned by Mr. Otteson. The space is approximately 1,000 square feet.

     The Company believes that the current facilities are adequate for its present needs. Furthermore, the Company believes that suitable additional or replacement space will be available when required on terms acceptable to the Company. The Company has no present intent to invest in real estate, real estate mortgages or persons primarily engaged in real estate activities, however, the Company may change this policy at any time without a vote of security holders.


ITEM 3.   LEGAL PROCEEDINGS

     In September 2000, Racing Champions sued us in the County Civil Court at Law No. 2 of Harris County, for $30,000.00, alleging that the Company owed them money for delivered goods and merchandise. On January 14 2002, a judgment was granted to Racing Champions for the amount of $30,143.76. In October 2003, the Company entered into a release and settlement agreement with Racing Champions for the entire indebtedness.

     In February 2001, Riddell, Inc sued us in the 61st Judicial District Court of Harris County, for the amount of approximately $124,000, alleging that we owed them money for delivered goods and merchandise. On July 25, 2003, Sportan entered into a release settlement agreement with Riddell for the entire indebtedness.

     In August 2001, C & J Fire and Safety was awarded a default judgment for the amount of $95.80. We paid this debt in November 2003.

     In December 2001, Duck House, Inc. sued Sportan United Industries, Inc. in the Court of Harris County, Texas, Precinct 1, Position 2, for the amount of approximately $2,500, alleging that Sportan owed money for delivered goods and merchandise. In December 2001 Duck House, Inc. was awarded judgment in the amount of $2,581.66. Sportan is currently in negotiations to settle this debt.

     In April 2002, Casey's Distribution sued Sportan United Industries, Inc. in the Justice Court of Walker County, Texas, Precinct 4, Pack 1, for the amount of approximately $2,300, alleging that we owed them money for delivered goods and merchandise. In April 2002, Casey's was awarded default judgment for the amount of $2,236.63.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of the Company's common stock are listed on the OTC Electronic Bulletin Board under the symbol "SPTA.OB." On January 9, 2003, the Company's common stock closed at $0.01 per share. The Company is authorized to issue 50,000,000 shares of common stock, 33,339,447 of which were issued and outstanding at December 31, 2003. At September 30, 2003, there were approximately 105 holders of record of Company common stock.

     On March 7, 2000, the Company's common stock began trading on the OTC Bulletin Board market under the symbol "SPTA". The market for the Company's common stock on the OTC Bulletin Board is limited, sporadic and highly volatile. The following table sets forth the approximate high and low closing sales prices per share as reported on the OTC Bulletin Board for the Company's common stock for the last two fiscal years. The quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and may not represent actual transactions.

Fiscal  Year  2003:                                   High          Low
                                                      ----          ---

Quarter  Ended  September  30,  2003                 $0.03          $0.005
Quarter  Ended  June  30,  2003                      $0.03          $0.005
Quarter  Ended  March  31,  2003                     $0.03          $0.005
Quarter  Ended  December  31,  2002.                 $0.03          $0.005

Fiscal  Year  2002:                                   High          Low
                                                      ----          ---

Quarter  Ended  September  30,  2002                 $0.05          $0.05
Quarter  Ended  June  30,  2002                      $0.00          $0.00
Quarter  Ended  March  31,  2002                     $0.05          $0.05
Quarter  Ended  December  31,  2001.                 $0.05          $0.05

     As of December 31, 2003, there were approximately 105 stockholders of record of the Company's common stock, which figure does not take into account the shareholders whose certificates are held in the name of broker-dealers. The Company has neither declared nor paid any cash dividends to date. The Company does not anticipate paying dividends in the foreseeable future until such time as the Company has sufficient cash flow from operations to justify payment of a dividend.

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2003, that were not registered under the Securities Act.

     In July 2003, the Company sold 25,000,000 shares of common stock to an individual for $50,000.

     The above transactions were completed pursuant to either Section 4(2) of the Securities Act. The transaction did not involve any public offering and was sold to one individual. The individual either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company. The sale was made by an officer of the Company who received no commission or other remuneration for the solicitation of the investor.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion and analysis of the Company's financial condition as of September 30, 2003, and the Company's results of operations for the years in the two-year period ended September 30, 2003 and 2002, should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report.

OVERVIEW

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

RESULTS OF OPERATIONS

Year ended September 30, 2003 compared to the same period in 2002

     Revenues. For the year ended September 30, 2003, revenues decreased to $3,915 from $16,051 during the year ended September 30, 2002. The decrease of 76% was attributable to a reduction in its business operations and a liquidation of its remaining inventory.

     General and Administrative Expenses. For the year ended September 30, 2003, general and administrative expenses decreased to $120,354 from $130,292 during the year ended September 30, 2002. The decrease of 8% was attributable to reduction in operations as discussed above. The Company's primary administrative expense during fiscal 2003 and 2002 was Mr. Otteson's salary of $102,000 per annum.

     Net Loss. For the year ended September 30, 2003, the Company's net loss decreased to $87,588 from $199,155 during the year ended September 30, 2002. The decrease of 56% was primarily attributable to debt foregiveness of $85,392.

Historical Cash Flows

     Cash Flow from Operating Activities. The Company's net cash flow from operating activities resulted in cash used by operations of $55,544 for the year ended September 30, 2003, compared to cash used by operations of $37,999 for the year ended September 30, 2002. The increase in cash used from operations for fiscal 2003 was due to decreases in accounts receivables and a decrease in depreciation expense.

     Cash Flow from Investing Activities. The Company had no net cash provided by investing activities for the year ended September 30, 2003, compared to net cash provided by investing activities of the year ended September 30, 2002 of $4,792.

     Cash Flow from Financing Activities. The Company's net cash flows provided from financing activities for the year ended September 30, 2003 was $56,779, compared to net cash flows provided from financing activities of $$33,057 for the year ended September 30, 2002. The increase is attributed to the sale of common stock for $50,000.

GOING  CONCERN

     For the year ended September 30, 2003, the Company's independent auditors stated that the Company's financial condition raises substantial doubts about its ability to continue as a going concern. As of September 30, 2003, the Company's current liabilities exceed its current assets by $1,190,531, and its cash reserves were $1,235. The Company has incurred net losses of $87,588, and $199,155 in fiscal years 2003 and 2002, respectively. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and through sales. There have been limited cash flows generated from operations in the past two fiscal years and the Company has been able to raise additional equity capital of $50,000 during fiscal 2003 from the sales of its common stock. In July 2003, the Company issued 25,000,000 shares for cash proceeds of $50,000. The Company has used a significant portion of those proceeds to settle outstanding accounts payable.

     As of September 30, 2003, the Company had negative working capital of $1,190,531, and cash of $1,235.

     The Company has borrowed $657,175 from its stockholders in the form of notes payable, of which all is due on demand. The Company has borrowed working capital from its stockholders in the past, but it should not be assumed that such funds will be available in the future. As of September 30, 2003, the Company owes a stockholder/employee accrued salary in the amount of $281,152. The Company is in the process of negotiating the settlement and release of the outstanding notes payable, accounts payable and accrued salary payable owed to certain shareholders and vendors. The Company anticipates settling these debts during the second quarter fiscal 2004.

     The Company will require significant working capital in order to develop its business plan. In February 2002, the Company reduced its operations and began operating with a limited budget. The Company has limited its current operations to raising additional capital and managing its current operations. The Company plans to continue such limited operations for the next twelve months unless it is able to raise additional capital earlier. The Company is able to work on a limited budget because it has only one employee and it has minimal overhead expenses.

     The Company is currently seeking additional capital so it may increase its operations and execute its business plan. The foregoing are merely estimates, and the Company can provide no assurance that unexpected expenses will not shorten the period of time within which funds may be utilized. If the Company is unable to raise additional funds before January 2004, we may have to sell assets or cease operations. Although the Company has no current commitments for capital, it may raise additional funds through:

-     public offerings of equity, securities convertible into equity or debt,
-     private offerings of securities or debt, or
-     other sources.

     Investors should assume that any additional funding will cause substantial dilution to current stockholders. In addition, the Company may not be able to raise additional funds on favorable terms, if at all. If the Company is unable to obtain additional financing in the near future, it may be required to continue to find some other way to bring cash flows into balance.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

     The financial statements commencing on page F-1 have been audited by Malone & Bailey, PLLC, independent certified public accountants, to the extent and for the periods set forth in their reports appearing elsewhere herein and are included in reliance upon such reports given upon the authority of said firm as experts in auditing and accounting.

Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
     Sportan United Industries, Inc.
     Huntsville, Texas

We have audited the accompanying balance sheet of Sportan United Industries, Inc. as of September 30, 2003, and the related statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. These financial statements are the responsibility of Sportan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sportan United Industries, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Sportan will continue as a going concern. As discussed in Note 2 to the financial statements, Sportan has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas



December 23, 2003


                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                               September 30, 2003



ASSETS
  Current Assets
    Cash                                                    $         1,235
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable                                        $       232,068
    Accrued expenses                                                 21,371
    Accrued salary due to stockholder                               281,152
    Notes payable to stockholders                                   657,175
                                                                 -----------
      Total Current Liabilities                                   1,191,766
                                                                 -----------
STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding                        -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 33,339,447 issued and outstanding                    33,339
  Paid in capital                                                   732,252
  Retained deficit                                               (1,956,122)
                                                                 -----------
    Total Stockholders' Deficit                                  (1,190,531)
                                                                 -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $         1,235


                           SPORTAN UNITED INDUSTRIES, INC.
                             STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2003 and 2002


                                                   2003          2002
                                                 ---------     ---------
Revenues                                        $     3,915   $   16,051

Selling, general and administrative                 120,354      130,292
Depreciation                                          1,483       12,953
Impairment loss                                           -       19,006
Gain on sale of assets                                    -     (  1,955)
                                                 ---------     ---------
    Operating Loss                                 (117,922)    (144,245)

Other Income and (Expense)
  Interest expense                                 ( 55,058)    ( 54,161)
  Debt forgiveness                                   85,392            -
  Other                                                   -     (    749)
                                                 ---------     ---------
    Net loss                                       ( 87,588)    (199,155)

    Preferred stock dividends                             -     ( 53,770)
                                                 ---------     ---------
    Net loss available to common shareholders   $  ( 87,588)  $ (252,925)
                                                 =========     =========

Basic and diluted loss per common share         $      (.01)  $     (.04)

Weighted average common shares outstanding       10,764,614    6,017,447


SPORTAN UNITED INDUSTRIES, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years Ended September 30, 2002 and 2003



                          Preferred   Preferred      Common     Common
                           Shares       Amount       Shares     Amount
                         ---------      ------     ----------  -------
Balances at
  September 30, 2001     2,144,006   $     2,144    6,017,447  $  6,017

Net loss                         -             -            -         -
                         ---------      ------     ----------  -------
Balances at
  September 30, 2002     2,144,006         2,144    6,017,447     6,017

Common stock issued in
  in exchange for
  preferred stock and
  accrued dividends     (2,144,006)       (2,144)   2,322,000     2,322

Common stock sold for
  cash                           -             -   25,000,000    25,000

Net loss                         -             -            -         -
                         ---------      ------     ----------  -------
Balances at
  September 30, 2003             -   $         -   33,339,447  $ 33,339
                         =========      ======     ==========  =======


                        SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    Years Ended September 30, 2002 and 2003



                                    Paid In       Retained
                                    Capital        Deficit        Totals
                                   --------      -----------    -----------
Balances at
  September 30, 2001             $    707,430   $ (1,669,379)  $ (  953,788)

Net loss                                    -     (  199,155)    (  199,155)
                                   ----------    -----------    -----------
Balances at
  September 30, 2002                  707,430     (1,868,534)    (1,152,943)

Common stock issued in exchange
  for preferred stock and
  accrued dividends                      (178)             -              -

Common stock sold for cash             25,000              -         50,000

Net loss                                    -     (   87,588)    (   87,588)
                                   ----------    -----------    -----------
Balances at
  September 30, 2003             $    732,252   $ (1,956,122)  $ (1,190,531)
                                   ==========    ===========    ===========


                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Years Ended September 30, 2003 and 2002


                                                    2003         2002
                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $  (87,588)  $ (199,155)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                   1,483       12,953
      Impairment loss                                    -       19,006
      Gain on disposal of property and
        equipment                                        -     (  1,955)
      Debt forgiveness                             (85,392)
    Net change in:
      Accounts receivable                                -        3,510
      Accounts receivable-related parties                -        6,023
      Accounts payable                            ( 38,034)    ( 37,229)
      Accrued expenses                             153,987      158,848
                                                 ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES             ( 55,544)    ( 37,999)
                                                 ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment           -        4,792
                                                 ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholders        9,679       33,057
  Payments on notes payable to stockholders       (  2,900)           -
  Sale of common stock                              50,000            -
                                                 ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           56,779       33,057
                                                 ---------    ---------
NET CHANGE IN CASH                                   1,235     (    150)

CASH BALANCES
  -Beginning of period                                   -          150
                                                 ---------    ---------
  -End of period                                $    1,235   $        -
                                                 =========    =========

Supplemental Disclosures
  Interest paid                                 $        -   $        -
  Income taxes paid                                      -            -

Non-Cash Disclosures
  Exchange fixed assets for accounts payable    $        -   $    4,400

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Sportan United Industries, Inc. ("Sportan") was incorporated on March 15, 1991. Sportan was a distributor of sports novelties and memorabilia primarily to retail outlets in the United
States.  Sportan  ceased  operating  in  early  2002.

Certain amounts in financial statements of prior years have been reclassified to conform to the presentation of the current year for comparative purposes. Those reclassifications did not affect net loss for the periods presented.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Revenue recognition. Revenue is recognized on goods when persuasive evidence of an arrangement exists, the goods are shipped, the price is fixed or determinable and collectibility is reasonably assured.

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

Property and Equipment. Property and equipment are stated at cost. Sportan depreciates property and equipment by the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment & software     5 years     $ 3,145
     Less: accumulated depreciation            (3,145)
                                               -------
                                              $     -
                                               =======

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

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock options are accounted for by following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and by following Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, which established a fair-value-based method of accounting for stock-based compensation plans.

The following table illustrates the effect on net loss and net loss per share if Sportan had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                      2003          2002
                                    --------     ---------
  Net loss as reported             $  (87,588)  $ (199,155)

  Less: stock based
    compensation determined under
    fair value-based method                 -            -
                                    --------     ---------
  Pro forma net loss               $  (87,588)  $ (199,155)
                                    ========     =========

Basic and diluted net
loss per common share:
As reported                        $     (.01)  $     (.04)
Pro forma                                (.01)        (.04)



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

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Sportan has incurred recurring net losses, ceased operations and has a stockholders deficit of $1,190,531 as of September 30, 2003. These conditions create an uncertainty as to Sportan's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties. The financial statements do not include any adjustments that might be necessary if Sportan is unable to continue as a going concern.


NOTE 3 - DISPOSITION OF FIXED ASSETS

During the year ended September 30, 2002, Sportan disposed of all of its property and equipment other than two computers. Sportan received $4,792 in cash and relief of $4,400 in accounts payable. As a result, Sportan realized a gain of $1,955.


NOTE 4 - IMPAIRMENT LOSS

During the year ended September 30, 2002, Sportan determined its trademark and patent and capitalized software, valued at $1,355 and $17,651 respectively, were fully impaired. An impairment loss of $19,006 has been taken for the year ended September 30, 2002.


NOTE 5 - RELATED PARTY TRANSACTIONS

Sportan is involved in various transactions with stockholders or officers of Sportan. The transactions and amounts incurred with these individuals are detailed as follows:



                                                             2003         2002
                                                           --------     --------
   Transaction:
      Rent - principal facility                          $           -  $  10,000
      Interest                                                  54,097     54,161

Notes payable to stockholders consist of the following:

Notes payable to two stockholders bearing interest
  at 12% annually, balances are due on demand, and
  interest is being accrued.                             $      53,500  $  53,500
Notes payable to one stockholder, bearing interest
  at rates ranging from 10%-18% annually,
  balances are due on demand, and interest is
  being accrued.                                               414,748    407,969
Accrued interest on notes payable                              133,851     79,754
Payments of accounts payable                                    55,076     55,076
                                                           --------     --------
                                                         $     657,175  $ 596,299
                                                           ========     ========

Sportan entered into an employment arrangement with its president and CEO as of July 1, 2000. The employment contract specifies a sign-on bonus of $100,000, payable on demand and recorded as a note payable carrying interest at 12% per annum and an annual salary of $102,000.

Additionally, the agreement calls for warrants to purchase 1,000,000 shares of common stock at fair market value to be granted in increments of 250,000 per year for the next four years. These warrants will expire five years from the date of grant. As of September 30, 2003, none of these warrants had been granted.


NOTE 6 - PREFERRED STOCK

On June 25, 2003, holders of Sportan's 2,144,006 preferred shares exchanged all of their shares plus accrued dividends of $161,893 for 2,322,000 shares of common stock.


NOTE 7 - COMMON STOCK TRANSACTIONS

In July 2003, Sportan sold 25,000,000 shares of common stock to an individual for $50,000.


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

Sportan uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. For the years ended September 30, 2003 and 2002, no compensation expense has been recognized because no options or warrants were issued. Summary information regarding options and warrants is as follows:




                                  Wtd. Avg.            Wtd. Avg.
                                    Share                Share
                       Options      Price     Warrants   Price
                      ---------     -----     --------   -----
Outstanding at
  September 30, 2001  1,557,500   $  1.16     469,222   $  .81
Year ended
  September 30, 2002
   Canceled             (20,000)        -    (454,222)       -
                      ---------     -----     --------   -----
Outstanding at
  September 30, 2002  1,537,500      1.16      15,000      .81
Year ended
  September 30, 2003
   No activity                -         -           -        -
                      ---------     -----     --------   -----
Outstanding at
  September 30, 2003  1,537,500   $  1.16      15,000   $  .81
                      =========     =====     =========  =====



Options outstanding and exercisable as of September 30, 2003:

               - - Outstanding - -            Exercisable
                     Number     Remaining        Number
Exercise Price     of Shares      life          of Shares
                  ---------    ---------       -----------
  .75               410,000    10 years                -
  .83               200,000     2 years                -
 1.38               177,500     8 years          177,500
 1.43               750,000     2 years          750,000
                  ---------    ---------        ----------
                  1,537,500                      927,500
                  =========                     ==========

Warrants outstanding and exercisable as of September 30, 2003:

               - - Outstanding - -            Exercisable
                     Number     Remaining        Number
Exercise Price     of Shares      life          of Shares
                  ---------    ---------       -----------
..25                  15,000     2 years           15,000



NOTE 9 - DEBT FORGIVENESS

In fiscal 2003, Sportan obtained debt releases from two vendors for debt totaling $133,664 by paying $48,272 in cash resulting in debt forgiveness of $85,392.


NOTE 10 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003, are as follows:

          Deferred tax assets:
               Net operating loss carryforward     $ 597,000
               Less:  valuation allowance           (597,000)
                                                    ---------
          Net current deferred tax assets          $       0
                                                    =========

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Sportan incurred such an ownership change on July 24, 2003. As a result, Sportan's use of net operating losses as of July 24, 2003 of approximately $1,750,000 are restricted. Losses incurred subsequent to July 24, 2003 are not restricted.

NOTE 11 - COMMITMENT

Sportan maintains its offices on a temporary basis in the home of its president, pursuant to an oral agreement on a rent-free, month-to-month basis. Until September 30, 2002, Sportan rented its principal facility from a stockholder of Sportan (see Note 5).

Total rent expense under all lease agreements amounted to approximately $0 and $10,000 for each of the years ended September 30, 2003 and 2002, respectively.


NOTE 12 - MAJOR CUSTOMERS AND VENDORS

During the years ended September 30, 2003 and 2002, no vendor or customer accounted for greater than 10% of total expenditures or revenues.


NOTE 13 - SUBSEQUENT EVENTS

From October through December 2003, Sportan obtained debt releases from several vendors for debt totaling $185,011 by paying $8,696 in cash and issuing 4,030,000 shares of common stock valued at $66,904 resulting in debt forgiveness of $109,411.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     With the participation of management, our chief executive officer/ chief financial officer evaluated our disclosure controls and procedures on December 31, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year period ended September 30, 2003. Subsequent to December 31, 2003, through the date of this filing of Form 10-KSB for the year period ended September 30, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's directors and executive officers are:

     NAME                    AGE          POSITION
     ----                    ---          --------

Jason G. Otteson             31          Chairman of the board of
                                         directors, President, chief executive
                                         officer and chief accounting officer

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

ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides information regarding compensation paid to the Company's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended September 30, 2003.


                                             Summary Compensation Table

                                         Annual Compensation       Long Term Compensation
                                         -------------------       ----------------------

                                                                         Awards

                                                                                   Securities
Name and                                                         Restricted        Underlying        All Other
Principal Positions                       Year        Salary     stock award(s)   Options/SARs(#)  Compensation($)
-------------------                       ----        ------     -------------    -------------    --------------
Jason G. Otteson,
Chief Executive Officer                   2003        $102,000         --               --               --
                                          2002        $102,000         --            1,200,000           --
                                          2001        $102,000         --               --               --


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

STOCK OPTIONS AND WARRANTS

     The Company's 1999 Stock Option Plan provides for the issuance of an aggregate 1,000,000 shares of common stock. The Plan was amended in September 2000 to provide for the issuance of an additional 1,000,000 shares, subject to shareholder approval. As of September 30, 2003, options to purchase an aggregate of 1,537,500 shares of common stock were outstanding under the plan. This does not include a warrant to purchase 750,000 shares of common stock at an exercise price of $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001, that was issued to Mr. Otteson pursuant to his employment agreement.


                                   AGGREGATED OPTION EXERCISES IN 2000
                                        AND YEAR-END OPTION VALUES


                                Shares Acquired                          Number of Unexercised         Value of Unexercised
                                      On                   Value           Options at FY-end             In-the-Money Options
Name                               Exercise(#)           Realized($)    Exercisable   Unexercisable   Exercisable    Unexercisable
----                               ----------            -----------    -----------   -------------   -----------    -------------
Jason G. Otteson,
Chief Executive Officer                -                      -           500,000        700,000            --             --


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2003 the number and percentage of outstanding shares of Company Common Stock owned by (i) each person known to the Company to beneficially own more than 5% of its outstanding Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.



                                        Number of Shares of Common Stock
Name and Address of Beneficial Owner          Beneficially Owned               Percentage of Ownership
-----------------------------------         -----------------------            -----------------------
Jason G. Otteson                                     4,090,994                            12.1%
Connie Logan                                         1,744,000                             5.2%
George Jarkesy                                      25,000,000                            75.0%
All executive officers and directors
   as a group (1 person)                             4,090,994                            12.1%


     The shares owned by Mr. Otteson include 500,000 shares underlying a stock purchase warrant which is currently exercisable.

     The business address of Mr. Otteson and Ms. Logan is the same as the address of the Company's principal executive office. Mr. Jarkesy's business address is 18207 Burkhardt, Tomball, TX 77375.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As of September 30, 2003, the Company owed Mr. Otteson accrued salary of $281,152. The Company currently uses office space owned by Mr. Otteson at no cost.

     The Company owes Mr. Otteson $55,076 for payments that Mr. Otteson has made on behalf of the Company. This amount is payable on demand and does not accrue interest.

     The Company issued a note payable to Jason G. Otteson and James Otteson (Jason Otteson's brother) in October 1999 in the principal amount of $53,500 at an annual interest rate of 12% which is payable on demand. In addition, the Company owes Mr. Otteson an aggregate of $414,748, which is accruing interest at annual rates ranging from 10% to 18%. Interest on the notes payable to Mr. Jason
G. Otteson and the note payable to Messrs. Jason G. and James Otteson have accrued interest in the aggregate amount of $133,851.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.        IDENTIFICATION OF EXHIBIT

Exhibit 3.1(1)     Amended and Restated Articles of Incorporation of
                   Sportan United Industries, Inc.
Exhibit 3.2(1)     Bylaws of Sportan United Industries, Inc.
Exhibit 4.1(1)     Common Stock Certificate, Sportan United Industries,
                   Inc.
Exhibit 10.1(1)    Sportan United Industries, Inc. 1999 Stock Option Plan
Exhibit 10.3(4)    Jason G. Otteson Employment Agreement
Exhibit 99.1(5) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal years ended September 30, 2003 and 2002 were $4,500 (estimated) and $2,800, respectively. The aggregate fees billed by Malone & Bailey for review of the Company's quarterly financial statements included during the Company's quarters ended during 2003 and 2002 were $3,300 and $3,000, respectively.

Audit Related Fees

     For the fiscal years ended September 30, 2003 and 2002, there were no assurance or related services performed by Malone & Bailey relating to the performance of the audit of the Company's financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

     For the fiscal years ended September 30, 2003 and 2002, the aggregate fees billed by Malone & Bailey for other non-audit professional services, other than those services listed above, were ______ and _______, respectively.

     The Company do not use Malone & Bailey for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to the Company's financial statements, are provided internally. The Company has not engaged
Malone  &  Bailey  to  provide  compliance  outsourcing  services.

     Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Malone & Bailey is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

- approved by the audit committee (which consists of the entire board of directors); or
- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

     The board of directors pre-approves all services provided by the Company's independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

     The board of directors has considered the nature and amount of fees billed by Malone & Bailey and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Malone & Bailey's independence.

                                   SIGNATURES
                                   ----------

     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Sportan United Industries, Inc.

                              By: /s/ Jason G. Otteson
                              ------------------------------------
                              Jason G. Otteson, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                              Date
---------                          -----                              ----

/s/ Jason G. Otteson
--------------------    Chairman of the Board, President,       January 12, 2004
Jason G. Otteson        Chief Executive Officer, and Chief
                        Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I,  Jason  G.  Otteson,  certify  that:

1. I have reviewed this Annual Report on Form 10-KSB of Sportan United Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January  12,  2004


By: /s/ Jason G. Otteson
    --------------------------
     Jason  G.  Otteson,  Chief  Executive  Officer  and
     Chief  Financial  Officer

EXHIBIT 99.1
------------

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Sportan United Industries, Inc. (the "Company") on Form 10-K for the year ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason G. Otteson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 12, 2004


                         By:   /s/ Jason G. Otteson
                               -------------------------------------
                               Jason G. Otteson, Chief Executive Officer and Chief Financial Officer