Form 10KSB/A
period 2003-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2004-01-13
CIK 1069308

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                                  Amendment No. 1

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

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. The Company has not had adequate time to adopt such a code of ethics.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of the annual report:

EXHIBIT NO.        IDENTIFICATION OF EXHIBIT

Exhibit 3.1(1)     Amended and Restated Articles of Incorporation of
                   Sportan United Industries, Inc.
Exhibit 3.2(1)     Bylaws of Sportan United Industries, Inc.
Exhibit 4.1(1)     Common Stock Certificate, Sportan United Industries,
                   Inc.
Exhibit 10.1(1)    Sportan United Industries, Inc. 1999 Stock Option Plan
Exhibit 10.3(4)    Jason G. Otteson Employment Agreement
Exhibit 31.1(5)     Certification of the Chief Executive
                    Officer and Chief Financial Officer
                    pursuant to Section 302 of the Sarbanes-
                    Oxley Act of 2002                         *
Exhibit 32.1(5)     Certification of the Chief Executive
                    Officer and Chief Financial Officer
                    pursuant to Section 906 of the Sarbanes-
                    Oxley Act of 2002                         *
(1)  Filed  previously  on  registration  statement  Form  10-SB  SEC  File  No.
     000-25513.
(2)  Filed  previously  on  current  report  Form  8-K/A SEC File No. 000-25513.
(3) Filed previously on annual report for year ended September 30, 1999 Form 10-KSB.
(4) Filed previously on annual report for year ended September 30, 2000 Form 10-KSB.
(5)  Filed  herewith.

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


Signature                          Title                              Date
---------                          -----                              ----

/s/ Jason G. Otteson
--------------------    Chairman of the Board, President,       January 13, 2004
Jason G. Otteson        Chief Executive Officer, and Chief
                        Financial Officer

EXHIBIT 31.1

                                  CERTIFICATION

I, Jason G. Otteson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sportan United Industries, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Sportan United Industries, Inc. as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for Sportan United Industries, Inc. and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to Sportan United Industries, Inc., including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of Sportan United Industries, Inc.'s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in Sportan United Industries, Inc.'s internal control over financial reporting that occurred during Sportan United Industries, Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Sportan United Industries, Inc.'s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to Sportan United Industries, Inc.'s auditors and the audit committee of Sportan United Industries, Inc.'s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Sportan United Industries, Inc.'s ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Sportan United Industries, Inc.'s internal control over financial reporting.

Date:  January 13, 2004


                                   By: /s/Jason G. Otteson
                                   -------------------------------
                                   Jason G. Otteson,
                                   Chief Executive Officer and
                                   Chief Financial Officer

EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of Sportan United Industries, Inc. (the "Company") on Form 10-K for the year ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason G. Otteson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 13, 2004


                         By:   /s/ Jason G. Otteson
                               -------------------------------------
                               Jason G. Otteson, Chief Executive Officer and Chief Financial Officer