Form 10QSB
period 2003-12-31
SPORTAN UNITED INDUSTRIES INC
filed 2004-02-13
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended December 31, 2003

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

Yes     X   No        .
      -----     ----


The number of shares of common stock of the Registrant outstanding at December 31, 2003 was 37,369,447.

                         SPORTAN UNITED INDUSTRIES, INC.
                              INDEX TO FORM 10-QSB
                                DECEMBER 31, 2003

                                                                        Page No.
                                                                        --------
PART I        FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheet dated December 31, 2003 (unaudited)                1

          Statement of Operations (unaudited) Three Months
          Ended December 31, 2003 and 2002                                 2

          Statement of Cash Flows (unaudited) Three Months
          Ended December 31, 2003 and 2002                                 3

          Notes to Financial Statements                                    4


Item 2.   Management's Discussion and Analysis of Results
          of Operations and Financial Condition                            5

Item 3.   Controls and Procedures                                          7


PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                7

Item 2.   Changes in Securities and Use of Proceeds                        7

Item 3.   Defaults Upon Senior Securities                                  8

Item 4.   Submission of Matters to a Vote of Security Holders              8

Item 5.   Other Information                                                8

Item 6.   Exhibits and Reports on Form 8-K                                 8

                                     PART I
                                     ------

ITEM 1.     FINANCIAL STATEMENTS


                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                                December 31, 2003



ASSETS
  Cash                                                      $       295
                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable                                        $    68,474
    Notes payable to stockholders                               537,411
    Convertible note payable to stockholder                      12,500
                                                             -----------
      Total Current Liabilities                                 618,385
                                                             -----------
STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding                    -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 37,369,447 issued and outstanding                37,369
  Paid in capital                                             1,243,794
  Retained deficit                                           (1,899,253)
                                                             -----------
    Total Stockholders' Deficit                              (  618,090)
                                                             -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $       295
                                                             ===========


                 SPORTAN UNITED INDUSTRIES, INC.
                    STATEMENTS OF OPERATIONS
        Three Months Ended December 31, 2003 and 2002



                                          2003         2002
                                        ---------     --------
Selling, general and administrative   $    25,661   $   33,483
Depreciation                                    -          157
                                        ---------     --------
    Operating Loss                        (25,661)     (33,640)

Other Income and (Expense)
  Interest expense                        (26,881)     (14,320)
  Debt forgiveness                        109,411
                                        ---------     --------
    Net income (loss)                      56,869      (47,960)

Preferred stock dividends                       -      (13,443)
                                        ---------     --------
    Net income (loss) available to
      common shareholders             $    56,869   $  (61,403)
                                        =========    =========

Basic and diluted income (loss)
  per common share                    $       .00   $     (.01)

Weighted average common shares
  outstanding                          34,947,780    6,017,447



                       SPORTAN UNITED INDUSTRIES, INC.
                          STATEMENTS OF CASH FLOWS
                Three Months Ended December 31, 2003 and 2002


                                                              2003         2002
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $   56,869   $  (47,960)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation                                                  -          157
      Debt forgiveness                                       (109,411)           -
      Beneficial conversion feature on convertible
        note payable to stockholder                            12,500            -
    Net change in:
      Accounts payable                                       (  8,649)       4,553
      Accrued expenses                                         39,881       38,884
                                                            ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                        (  8,810)     ( 4,366)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholders                   9,970        4,800
  Payments on notes payable to stockholders                  (  2,100)           -
                                                            ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,870        4,800
                                                            ---------    ---------
NET CHANGE IN CASH                                           (    940)         434

CASH BALANCES
  -Beginning of period                                          1,235            -
                                                            ---------    ---------
  -End of period                                           $      295   $      434
                                                            =========    =========


NON-CASH TRANSACTIONS:
Stock issued for accounts payable and
  accrued expenses                                         $   66,904   $        -
Convertible note payable issued to stockholder
  for accrued salary to officer and notes payable
  and accrued interest to stockholder                          12,500            -
Reduction of accrued salary to officer and notes payable
  and accrued interest to stockholder for issuance
  of convertible note payable to stockholder                  448,667            -
Contribution to capital by stockholder for debt
  forgiveness                                                 436,167            -

                         SPORTAN UNITED INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Sportan United Industries, Inc. ("Sportan") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Sportan's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.

NOTE 2 - CONVERTIBLE NOTE PAYABLE TO STOCKHOLDER

On December 29, 2003, Sportan agreed to issue a note payable for $12,500 in exchange for $306,652 of accrued salary and $142,015 of notes payable and accrued interest to a stockholder. The difference between the debt of $448,667 and the $12,500 convertible note created a contribution to capital of $436,167 for debt forgiveness by a stockholder. The note bears interest of 12 percent and matures in one year. The note is convertible to 12,500,000 shares of common stock at the holders request anytime until maturity. The note contained a beneficial conversion feature which created imputed interest of $12,500 which was immediately expensed because conversion is at the option of the holder at anytime through maturity. The note was converted on February 1, 2004. See note 5 for details.

NOTE 3 - DEBT FORGIVENESS

In the quarter ending December 31, 2003, several of Sportan's creditors agreed to settle Sportan's debts for less than carrying value. Sportan paid $8,696 in cash and issued 4,030,000 shares of common stock for $185,011 of debt. The cash and stock were valued at $75,600 creating debt forgiveness income of $109,411.

NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

In November 2003, Sportan's majority shareholder extended Sportan a line of credit of $25,000. The line of credit bears 12 percent interest, is due on November 30, 2004 and carries a prepayment penalty of 10 percent.

NOTE 5 - SUBSEQUENT EVENTS

In January 6, 2004, Sportan settled $488,315 of notes payable including accrued interest to a stockholder for $5,000 cash. This created a contribution to capital for debt forgiveness by a shareholder of $483,315.

On February 1, 2004, the convertible note payable was converted into 12,500,000 shares of common stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings. The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of the Company's financial condition as of December 31, 2003, the Company's results of operations for the three-month periods ended December 31, 2003 and 2002, and the Company's cash flows for the three-month periods ended December 31, 2003 and 2002, should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

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

In February 2002, Sportan reduced its operations to a minimal level while the company seeks to acquire a viable solution to provide stability in the future. This reduction in business is due to many factors, but primarily the lack of funding to weather the decline of the marketplace. Sportan is seeking solutions within merger related growth prospects while performing essential operations for cash flow needs. These operations consist of collecting debt, negotiating payables, seeking viable merger candidates and various other alternative methods to revive the business in general. Sportan maintains a minimum amount of operations while it seeks solutions for growth while being willing and flexible to handle various amounts of historical business operations.

     General  and  administrative  costs  are  charged  to  expense as incurred.


Results  of  Operations

     Three-months ended December 31, 2003 compared to the same period in 2002

Net Sales. We recorded no sales for either the three months ended December 31, 2003 or 2002. We reduced our inventory values to zero, due to remnant status, during 2001, and have limited revenues since such time.

General and Administrative Expenses. Our general and administrative expenses declined during the three months ended December 31, 2003, 24% to $25,661 from the same period in 2002. The decrease in general and administrative expenses is due to the reduction in operations until such further progress can be determined on mergers, acquisitions, and addition of more products and/or revenue channels.

Net income (loss). The Company had net income for the three months ended December 31, 2003, of $56,689, or $0.00 per share (basic and diluted), compared with a net loss of $61,403, or $0.01 per share (basic and diluted), for the
three months ended December 31,  2002.   The primary reason for the increase in
net income was the forgiveness of debt in the amount of $185,011 in exchange for cash and shares of Sportan common stock, which shares and cash were valued at $75,600.

Liquidity and Capital Resources

Changes in cash flow. Cash used by operations for the three-month period increased from $4,366 to 8,810 for the three months ended December 31, 2003 because of our reduction of all operations as discussed above. Cash provided from financing activities was $7,870 during the three-month period ended December 31, 2003, as compared to cash flows provided of $4,800 during the same period in 2002.

Liquidity. Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) and through sales. There have been limited cash flows generated from operations in the past two fiscal years and the Company has been able to raise additional equity capital of $50,000 during fiscal 2003 from the sales of its common stock. In July 2003, the Company issued 25,000,000 shares for cash proceeds of $50,000. The Company has used a significant portion of those proceeds to settle outstanding accounts payable.

As of December 31, 2003, the Company had negative working capital of $618,090, and cash of $295.

The Company is in the process of negotiating the settlement and release of the outstanding notes payable and accounts payable owed to certain shareholders and vendors. In January 2004, the Company settled $488,315 of notes payable including accrued interest owed to a stockholder for $5,000 cash.

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

The Company is currently seeking additional capital so it may increase its operations and execute its business plan. The foregoing are merely estimates, and the Company can provide no assurance that unexpected expenses will not shorten the period of time within which funds may be utilized. If the Company is unable to raise additional funds before March 2004, we may have to cease operations. Although the Company has no current commitments for capital, it may raise additional funds through:

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

In September 2000, sued us in the County Civil Court at Law No. 2 of Harris County, for $30,000.00, alleging that the Company owed them money for delivered goods and merchandise. On January 14 2002, a judgment was granted to Racing Champions for the amount of $30,143.76. In October 2003, the Company entered into a release and settlement agreement with Racing Champions for the entire indebtedness.

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

ITEM  2.     CHANGE  IN  SECURITIES

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended December 31, 2003 that were not registered under the Securities Act.

During the three-month period ended December 31, 2003, the Company issued to various creditors, an aggregate of 4,030,000 shares of common stock and cash to settle outstanding indebtedness in the amount of $185,011. In December 2003, the Company issued a convertible note in the principal amount of $12,500 to our CEO in exchange for $306,652 of accrued salary and $142,015 of notes payable and accrued interest. The note is convertible into shares of common stock at a conversion price of $0.001, for an aggregate of 12,500,000 shares.

The above transactions were completed pursuant to either Section 4(2) of the Securities Act. With respect to issuances made pursuant to Section 4(2) of the Securities Act, the transactions did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

All sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.


ITEM  3     DEFAULT  UPON  SENIOR  SECURITIES.  None


ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.  None


ITEM  5.     OTHER  INFORMATION.  None


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     EXHIBITS

Exhibit 31.1     Certificate of  Jason G. Otteson, , CEO and CFO
Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   REPORTS  ON  FORM  8-K

               None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Sportan  United  Industries,  Inc.




Date:  February  12,  2004                    By:/s/ Jason G. Otteson
                                                 ------------------------------
                                                 Jason  G.  Otteson,  President

EXHIBIT 31.1

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

Dated: February 12, 2004


By: /s/ Jason G. Otteson
    -------------------------
    Jason G. Otteson
    President

                                CERTIFICATION OF
                           PRINCIPAL EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the quarterly report of Sportan United Industries, Inc. (the "Company") on Form 10-QSB for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason G. Otteson, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)     The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange     Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 12, 2004


By: /s/ Jason G. Otteson
    ---------------------------------------------
    Jason G. Otteson, Chief Executive Officer and
    Chief Financial Officer