Form 10KSB/A
period 2003-09-30
SPORTAN UNITED INDUSTRIES INC
filed 2004-03-01
CIK 1069308

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

Yes [ X ]  No [   ]

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

                                TABLE OF CONTENTS
                                -----------------

                                                                            PAGE
                                     PART I

Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . .1
Item 2.   Description of Properties . . . . . . . . . . . . . . . . . . . . . .2
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . .  . . . . . . . 2
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . .2

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . 3
Item 6.   Management's Discussion and Analysis
             or Plan of Operations . . . . . . . . . . . . . . . . . . . . . . 4
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . .  . . . . . .6
Item 8.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure . . . . . . . . . . . . . . . 6
Item 8a.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . .6


                                    PART III

Item 9.   Directors, Executive Officers, and Control Persons,
             Compliance with Section 16(a) of the Exchange Act . . . . . . . . 6
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . 7
Item 11.  Security Ownership of Certain Beneficial Owners and
             Management . . . . . . . . . . . . . . . . . .  . . . . . . . . . 8
Item 12.  Certain Relationships and Related Party Transactions . . . . . . . . 8
Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 9
Item 14.  Principal Accounting Fees and Services . . . . . . . . . . . . . . . 9

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

ITEM 2.   DESCRIPTION OF PROPERTIES

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Shares of the Company's common stock are listed on the OTC Electronic Bulletin Board under the symbol "SPTA.OB." On February 26, 2004, the Company's common stock closed at $0.01 per share. The Company is authorized to issue 50,000,000 shares of common stock, 33,339,447 of which were issued and outstanding at December 31, 2003. At September 30, 2003, there were approximately 105 holders of record of Company common stock.

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

Fiscal Year 2003:                 High    Low
                                  ----   ----
Quarter Ended September 30, 2003  $0.03  $0.005
Quarter Ended June 30, 2003. . .  $0.03  $0.005
Quarter Ended March 31, 2003 . .  $0.03  $0.005
Quarter Ended December 31, 2002.  $0.03  $0.005

Fiscal Year 2002:                 High   Low
                                  ----   ---

Quarter Ended September 30, 2002  $0.05  $ 0.05
Quarter Ended June 30, 2002. . .  $0.00  $ 0.00
Quarter Ended March 31, 2002 . .  $0.05  $ 0.05
Quarter Ended December 31, 2001.  $0.05  $ 0.05

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

RECENT SALES OF UNREGISTERED SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2003 that were not registered under the Securities Act or that were not previously disclosed in a prior quarter.

     In July 2003, the Company sold 25,000,000 shares of common stock to an individual for $50,000.

     In June 2003, the Company converted 2,144,006 shares of convertible preferred stock (and accrued and unpaid interest) into 2,322,000 shares of common stock .

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

     Cash Flow from Investing Activities. The Company's had no net cash provided by investing activities for the year ended September 30, 2002, compared to net cash provided by investing activities of the year ended September 30, 2002 of $4,792.

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

CHANGE  IN  CONTROL

     In July 2003, George Jarkesy acquired 25,000,000 shares of common stock at a purchase price of $50,000, or $.002 per share. Based on the Company's financial position at that time and the difficulties it has had raising capital, the Company's board of directors determined that it was in the best interest of the Company to approve the change of control transaction. As a condition to Mr. Jarkesy making an investment in the Company, the Company was required to convert 2,144,006 shares of convertible preferred stock then held by an affiliate (and accrued and unpaid dividends) into shares of common stock. The shares of preferred stock and accrued and unpaid dividends were converted into 2,322,000 shares of common stock. Since the completion of the change of control transaction, Mr. Jarkesy has assisted the Company in settling a substantial portion of its outstanding debts.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A. CONTROLS AND PROCEDURES

     With the participation of management, our chief executive officer/chief financial officer evaluated our disclosure controls and procedures on December 31, 2003. Based on this evaluation, they concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its annual report on Form 10-KSB for the year period ended September 30, 2003. Subsequent to December 31, 2003, through the date of this filing of Form 10-KSB/A for the year period ended September 30, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent of the common stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Based solely on the reports received by the Company and on written representations from certain reporting persons, the Company believes that the directors, executive officers, and greater than ten percent beneficial owners have complied with all applicable filing requirements. Mr. Jarkesy has not filed a Form 3 as of the filing of this Form 10-KSB/A.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table provides information regarding compensation paid to the Company's chief executive officer. No other executive officer received in excess of $100,000 in compensation during the fiscal year ended September 30, 2003.

                                     Summary Compensation Table

                                Annual
                             Compensation         Long Term Compensation
                             ------------         ----------------------
                                                         Awards
                                                                 Securities
Name and                                       Restricted        Underlying         All Other
Principal Positions      Year  Salary ($)  stock award(s) ($)  Options/SARs (#)  Compensation ($)
-----------------------  ----  ----------  ------------------  ----------------  ----------------
Jason G. Otteson,
Chief Executive Officer  2003  $  102,000                  --                --                --
                         2002  $  102,000                  --         1,200,000                --
                         2001  $  102,000                  --                --                --


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

STOCK OPTIONS AND WARRANTS

     The Company's 1999 Stock Option Plan provides for the issuance of an aggregate 1,000,000 shares of common stock. The Plan was amended in September 2000 to provide for the issuance of an additional 1,000,000 shares, subject to shareholder approval. As of September 30, 2003, options to purchase an aggregate of 1,557,500 shares of common stock were outstanding under the plan. This does not include a warrant to purchase 750,000 shares of common stock at an exercise price of $1.44 per share, expiring in five years, vesting in thirds beginning July 1, 2001, that was issued to Mr. Otteson pursuant to his employment agreement.

                                    AGGREGATED OPTION EXERCISES IN 2000
                                         AND YEAR-END OPTION VALUES

                            SHARES
                           ACQUIRED
                              ON          VALUE        NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
    NAME                 EXERCISE (#)  REALIZED ($)       OPTIONS AT FY-END         IN-THE-MONEY OPTIONS
    ----                 ------------  ------------       -----------------         --------------------
                                                     EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                     -----------  -------------  -----------  -------------
Jason G. Otteson,
Chief Executive Officer             -             -      500,000        700,000           --             --

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

                                            Number of Shares of Common Stock
Name and Address of Beneficial Owner               Beneficially Owned         Percentage of Ownership
------------------------------------------  --------------------------------  ------------------------
Jason G. Otteson                                                   4,090,994                     12.1%
Connie Logan                                                       1,744,000                      5.2%
George Jarkesy                                                    25,000,000                     75.0%
All executive officers and directors as a
group (1 person)                                                   4,090,994                     12.1%


     The shares owned by Mr. Otteson include 500,000 shares underlying a stock purchase warrant which is currently exercisable.

     The business address of Mr. Otteson and Ms. Logan is the same as the address of the Company's principal executive office. Mr. Jarkesy's business address is 18207 Burkhardt, Tomball, TX 77375. Ms. Logan is the sister of Jason Otteson

     In July 2003, Mr. Jarkesy acquired control of the Company by purchasing 25,000,000 shares of common stock at a purchase price of $0.002 per share. Prior to Mr. Jarkesy acquiring control of the Company, Mr. Jarkesy had no existing business relationship with the Company or Mr. Otteson.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2003, Ms. Logan agreed to convert 1,544,006 shares of convertible preferred stock (and accrued and unpaid interest) into 1,694,000 shares of common stock. The accrued and unpaid dividends owed to Ms. Logan were converted into shares of common stock at a conversion price of $1.00.

     As of September 30, 2003, the Company owed Mr. Otteson accrued salary of $281,152. The Company currently uses office space owned by Mr. Otteson at no cost. The Company issued a note payable to Jason G. Otteson and James Otteson (Jason Otteson's brother) in October 1999 in the principal amount of $53,500 at an annual interest rate of 12% which is payable on demand. In addition, the Company owes Mr. Otteson an aggregate of $414,748, which is accruing interest at
annual rates ranging from 10% to 18%.   As of September 30, 2003, interest on
the notes payable to Mr. Jason G. Otteson and the note payable to Messrs. Jason
G. and James Otteson have accrued interest in the aggregate amount of $133,851.

     In November 2003, Mr. Jarkesy extended to the Company a line of credit in the amount of $25,000. The line of credit bears interest at a rate of twelve percent (12%) per annum, is due on November 30, 2004 and carries a prepayment penalty of 10 percent.

     In December 2003, the Company issued to Jason Otteson a note payable for $12,500 in exchange for $306,652 of accrued salary and $142,015 of notes payable and accrued interest. In January 2004, Sportan settled $488,315 of notes payable including accrued interest to Jason Otteson for $5,000 cash. In February 2004, Mr. Otteson converted a $12,500 note payable into 12,500,000 shares of common stock.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are to be filed as part of the annual report:

     EXHIBIT NO.                  IDENTIFICATION OF EXHIBIT

     Exhibit 3.1(1) Amended and Restated Articles of Incorporation of Sportan United Industries, Inc.
     Exhibit 3.2(1)      Bylaws of Sportan United Industries, Inc.
     Exhibit 4.1(1)      Common Stock Certificate, Sportan United Industries,
                         Inc.
     Exhibit 10.1(1)     Sportan United Industries, Inc. 1999 Stock Option Plan
     Exhibit 10.3(4)     Jason G. Otteson Employment Agreement
     Exhibit 31.1(5) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     Exhibit 32.1(5) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

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


ITEM 14.  PRINCIPAL ACCOUNTANTS FEES AND SERVICES

     The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal years ended September 30, 2003 and 2002 were $5,300 and $2,800, respectively. The aggregate fees billed by Malone & Bailey for review of the Company's quarterly financial statements included during the Company's quarters ended during 2003 and 2002 were $3,300 and $3,000, respectively.

Audit Related Fees

     For the fiscal years ended September 30, 2003 and 2002, there were no assurance or related services performed by Malone & Bailey relating to the performance of the audit of the Company's financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

     For the years ended September 30, 2003 and 2002, Malone & Bailey did not render any services to Sportan with respect to tax compliance, tax advice, tax planning or other tax related services.

     The Company does not use Malone & Bailey for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to the Company's financial statements, are provided internally. The Company has not engaged Malone & Bailey to provide compliance outsourcing services.

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

                                   Sportan United Industries, Inc.



                                   By: //s// JASON G. OTTESON
                                       --------------------------------
                                   Jason G. Otteson, President

                           ___________________________

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                                  Date
---------                    -----                                  ----


://s// JASON G. OTTESON   Chairman of the Board, President,    February 27, 2004
 ----------------------   Chief Executive Officer, and Chief
Jason G. Otteson          Financial Officer

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



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas


December 23, 2003

                        SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                               September 30, 2003


ASSETS
  Current Assets
    Cash                                                    $     1,235
                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable                                        $   232,068
    Accrued expenses                                             21,371
    Accrued salary due to stockholder                           281,152
    Notes payable to stockholders                               657,175
                                                            ------------
      Total Current Liabilities                               1,191,766
                                                            ------------

STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 33,339,447 issued and outstanding                33,339
  Paid in capital                                               732,252
  Retained deficit                                           (1,956,122)
                                                            ------------
    Total Stockholders' Deficit                              (1,190,531)
                                                            ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $     1,235
                                                            ============

                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended September 30, 2003 and 2002


                                                    2003         2002
                                                ------------  -----------
Revenues                                        $     3,915   $   16,051

Selling, general and administrative                 120,354      130,292
Depreciation                                          1,483       12,953
Impairment loss                                           -       19,006
Gain on sale of assets                                    -     (  1,955)
                                                ------------  -----------
    Operating Loss                                 (117,922)    (144,245)

Other Income and (Expense)
  Interest expense                                 ( 55,058)    ( 54,161)
  Debt forgiveness                                   85,392            -
  Other                                                   -     (    749)
                                                ------------  -----------
    Net loss                                       ( 87,588)    (199,155)

    Preferred stock dividends                             -     ( 53,770)
                                                ------------  -----------
    Net loss available to common shareholders   $  ( 87,588)  $ (252,925)
                                                ============  ===========
Basic and diluted loss per common share         $      (.01)  $     (.04)

Weighted average common shares outstanding       10,764,614    6,017,447

                        SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    Years Ended September 30, 2002 and 2003


                         Preferred   Preferred     Common     Common
                          Shares       Amount      Shares     Amount
                        -----------  ----------  -----------  -------
Balances at
  September 30, 2001     2,144,006   $    2,144   6,017,447   $ 6,017

Net loss                         -            -           -         -
                        -----------  ----------  -----------  -------
Balances at
  September 30, 2002     2,144,006        2,144   6,017,447     6,017

Common stock issued in
  in exchange for
  preferred stock and
  accrued dividends     (2,144,006)      (2,144)  2,322,000     2,322

Common stock sold for
  cash                           -            -  25,000,000    25,000

Net loss                         -            -           -         -
                        -----------  ----------  -----------  -------
Balances at
  September 30, 2003             -   $        -  33,339,447   $33,339
                        ===========  ==========  ===========  =======

                        SPORTAN UNITED INDUSTRIES, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    Years Ended September 30, 2002 and 2003


                                  Paid In     Retained
                                  Capital     Deficit        Totals
                                 ---------  ------------  ------------
Balances at
  September 30, 2001             $707,430   $(1,669,379)  $(  953,788)

Net loss                                -    (  199,155)   (  199,155)
                                 ---------  ------------  ------------

Balances at
  September 30, 2002              707,430    (1,868,534)   (1,152,943)

Common stock issued in exchange
  for preferred stock and
  accrued dividends                  (178)            -             -

Common stock sold for cash         25,000             -        50,000

Net loss                                -    (   87,588)   (   87,588)
                                 ---------  ------------  ------------
Balances at
  September 30, 2003             $732,252   $(1,956,122)  $(1,190,531)
                                 =========  ============  ============

                        SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                    Years Ended September 30, 2003 and 2002


                                                   2003        2002
                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (87,588)  $(199,155)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                  1,483      12,953
      Impairment loss                                   -      19,006
      Gain on disposal of property and
        equipment                                       -    (  1,955)
      Debt forgiveness                            (85,392)
    Net change in:
      Accounts receivable                               -       3,510
      Accounts receivable-related parties               -       6,023
      Accounts payable                           ( 38,034)   ( 37,229)
      Accrued expenses                            153,987     158,848
                                                ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES            ( 55,544)   ( 37,999)
                                                ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and equipment          -       4,792
                                                ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholders       9,679      33,057
  Payments on notes payable to stockholders      (  2,900)          -
  Sale of common stock                             50,000           -
                                                ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          56,779      33,057
                                                ----------  ----------
NET CHANGE IN CASH                                  1,235    (    150)

CASH BALANCES
  -Beginning of period                                  -         150
                                                ----------  ----------
  -End of period                                $   1,235   $       -
                                                ==========  ==========

Supplemental Disclosures
  Interest paid                                 $       -   $       -
  Income taxes paid                                     -           -

Non-Cash Disclosures
  Exchange fixed assets for accounts payable    $       -   $   4,400

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

Property and Equipment. Property and equipment are stated at cost. Sportan depreciates property and equipment by the straight-line method over the estimated useful lives of the related assets as follows:

Computer equipment & software              5 years        $     3,145
     Less: accumulated depreciation                            (3,145)
                                                          ------------
                                                          $         -
                                                          ============

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

                                           2003        2002
                                         ---------  ----------
        Net loss as reported             $(87,588)  $(199,155)

        Less: stock based
          compensation determined under
          fair value-based method               -           -
                                         ---------  ----------
        Pro forma net loss               $(87,588)  $(199,155)
                                         =========  ==========

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Sportan is involved in various transactions with stockholders or officers of Sportan. The transactions and amounts incurred with these individuals are detailed as follows:

                                                           2003      2002
                                                         --------  --------
  Transaction:
     Rent - principal facility                           $      -  $ 10,000
     Interest                                              54,097    54,161

Notes payable to stockholders consist of the following:

Notes payable to two stockholders bearing interest
  at 12% annually, balances are due on demand, and
  interest is being accrued.                             $ 53,500  $ 53,500
Notes payable to one stockholder, bearing interest
  at rates ranging from 10%-18% annually,
  balances are due on demand, and interest is
  being accrued.                                          414,748   407,969
Accrued interest on notes payable                         133,851    79,754
Payments of accounts payable                               55,076    55,076
                                                         --------  --------
                                                         $657,175  $596,299
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

Sportan uses the intrinsic value method of calculating compensation expense, as described and recommended by APB Opinion 25, and allowed by FASB Statement 123. For the years ended September 30, 2003 and 2002, no compensation expense has been recognized because no options or warrants were issued. Summary information regarding options and warrants is as follows:

                                   Wtd. Avg.              Wtd. Avg.
                                    Share                  Share
                       Options      Price     Warrants     Price
                      ----------  ----------  ---------  ----------
Outstanding at
  September 30, 2001  1,557,500   $     1.16   469,222   $      .81
Year ended
  September 30, 2002
   Canceled             (20,000)           -  (454,222)           -
                      ----------  ----------  ---------  ----------
Outstanding at
  September 30, 2002  1,537,500         1.16    15,000          .81
Year ended
  September 30, 2003
   No activity                -            -         -            -
                      ----------  ----------  ---------  ----------
Outstanding at
  September 30, 2003  1,537,500   $     1.16    15,000   $      .81
                      ==========  ==========  =========  ==========

Options outstanding and exercisable as of September 30, 2003:

                  - - Outstanding - -   Exercisable
                   Number    Remaining    Number
Exercise Price   of Shares     life      of Shares
                 ----------  ---------  -----------
  .75               410,000   10 years            -
  .83               200,000    2 years            -
  1.38              177,500    8 years      177,500
  1.43              750,000    2 years      750,000
                 ----------              ----------
                  1,537,500                 927,500
                 ==========              ==========

     Warrants outstanding and exercisable as of September 30, 2003:

                  - - Outstanding - -   Exercisable
                  Number    Remaining     Number
Exercise Price   of Shares     life      of Shares
                 ---------  ----------  -----------
  .25               15,000     2 years       15,000


NOTE 9 - DEBT FORGIVENESS

In fiscal 2003, Sportan obtained debt releases from two vendors for debt totaling $133,664 by paying $48,272 in cash resulting in debt forgiveness of $85,392.


NOTE 10 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2003, are as follows:

      Deferred tax assets:
            Net operating loss carryforward  $ 597,000
            Less:  valuation allowance        (597,000)
                                             ----------

          Net current deferred tax assets    $       0
                                             ==========

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