Form 10QSB
period 2004-03-31
SPORTAN UNITED INDUSTRIES INC
filed 2004-05-24
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


 [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2004

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


The number of shares of common stock of the Registrant outstanding at March 31, 2004 was 997,339.

                         SPORTAN UNITED INDUSTRIES, INC.
                               INDEX TO FORM 10-QSB
                                  MARCH 31, 2004

                                                                         Page No.
                                                                         --------
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet dated March 31, 2004 (unaudited)               1

                   Statement of Operations (unaudited) Six Months
                   Ended March 31, 2004 and 2003                                2

                   Statement of Cash Flows (unaudited) Six Months
                   Ended March 31, 2004 and 2003                                3

                   Notes to Financial Statements                                4


         Item 2.   Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                        5

         Item 3.   Controls and Procedures                                      7


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                            7

         Item 2.   Changes in Securities and Use of Proceeds                    8

         Item 3.   Defaults Upon Senior Securities                              8

         Item 4.   Submission of Matters to a Vote of Security Holders          8

         Item 5.   Other Information                                            8

         Item 6.   Exhibits and Reports on Form 8-K                             8

                                     PART I
                                     ------

ITEM 1.     FINANCIAL STATEMENTS

                         SPORTAN UNITED INDUSTRIES, INC.
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


ASSETS

  Cash                                                      $        343
                                                            -------------
    TOTAL ASSETS                                            $        343
                                                            =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                          $     69,122
  Notes payable to stockholders                                   73,328
                                                            -------------
    Total Current Liabilities                                    142,450
                                                            -------------

STOCKHOLDERS' DEFICIT

  Convertible preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding                     -
  Common stock, $.05 par value, 50,000,000 shares
    authorized, 997,399 issued and outstanding                    49,870
  Paid in capital                                              1,732,109
  Retained deficit                                            (1,924,086)
                                                            -------------
    Total Stockholders' Deficit                               (  142,107)
                                                            -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $        343
                                                            =============

                         SPORTAN UNITED INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
            Three Months and Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                                2004         2003         2004        2003
                             -----------  -----------  ----------  ----------
Revenues                     $        -   $    2,552   $       -   $   2,552

Selling, general and
  administrative                 24,037       33,880      49,698      67,364
Depreciation                          -          157           -         314
Interest expense                    796       13,781      27,677      28,101
                             -----------  -----------  ----------  ----------
      Operating Loss            (24,833)    ( 45,266)   ( 77,375)    (93,227)

Other Income
      Debt forgiveness                -            -     109,411           -

Preferred stock dividends             -     ( 13,443)          -    ( 26,886)
                             -----------  -----------  ----------  ----------
      Net loss available to
        common shareholders  $  (24,833)  $ ( 58,709)  $  32,036   $(120,113)
                             ===========  ===========  ==========  ==========
Basic and diluted loss per
  per common shares          $  (   .03)  $ (    .48)  $     .04   $(   1.00)

Weighted average common
  shares outstanding            830,722      120,439     764,839     120,349

                          SPORTAN UNITED INDUSTRIES, INC.
                              STATEMENTS OF CASH FLOWS
                      Six Months Ended March 31, 2004 and 2003
                                    (Unaudited)


                                                              2004         2003
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net  income (loss)                                       $   32,036   $  (93,227)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                  -          314
      Debt forgiveness                                       (109,411)
      Beneficial conversion feature on convertible
        note payable to stockholder                            12,500
    Net change in:
      Accounts payable                                         (7,999)      11,085
      Accrued expenses                                         41,476       77,165
                                                            ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                        ( 31,398)     ( 4,663)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable to stockholder                   32,606        7,563
  Payment on note payable to stockholder                     (  2,100)     ( 2,900)
                                                            ---------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      30,506        4,663
                                                            ---------    ---------
NET CHANGE IN CASH                                               (892)           0

CASH BALANCES
  -Beginning of period                                          1,235            0
                                                            ---------    ---------
  -End of period                                           $      343   $        0
                                                            =========   ==========

NON-CASH TRANSACTIONS:
Stock issued for accounts payable and
  accrued expenses                                         $   66,904   $        -
Convertible note payable issued to stockholder
  for accrued salary to officer and notes payable
  and accrued interest to stockholder                          12,500            -
Reduction of accrued salary to officer and notes payable
  and accrued interest to stockholder for issuance
  of convertible note payable to stockholder                  448,667            -
Contribution to capital by stockholder for debt
  forgiveness                                                 924,482            -
Stock issued for convertible note payable to
  Stockholder                                                  12,500

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

On January 6, 2004, Sportan settled $488,315 of notes payable including accrued interest to a stockholder for $5,000 cash. This created a contribution to capital for debt forgiveness by a shareholder of $483,315.


NOTE 4 - NOTES PAYABLE TO STOCKHOLDERS

In November 2003, Sportan's majority shareholder extended Sportan a line of credit of $25,000. The line of credit bears 12 percent interest, is due on November 30, 2004 and carries a prepayment penalty of 10 percent. As of March 31, 2004 the majority shareholder has loaned $32,129 which includes accrued interest of $796.


NOTE 5 - EQUITY

On February 1, 2004, the convertible note payable was converted into 12,500,000 shares of common stock.

On March 2, 2004, Sportan canceled the following:

     -    750,000 warrants exercisable at $1.44, which expired in July 2005
     -    200,000 options exercisable at $.825, which expired in March 2005
     -    250,000 options exercisable at $1.52, which expired in September 2006

On March 5, 2004 Sportan declared a 1:50 reverse stock split with an increase in par value from $.001 to $.05 per share. All historical share and per share information has been restated to reflect the effects of the 1:50 reverse stock split on a retroactive basis.


NOTE 6 - SUBSEQUENT EVENTS

On April 30, 2004 Sportan settled $41,199 of notes payable including accrued interest to a stockholder for 3,000 shares of common stock valued at $10,800. This created a contribution to capital from debt forgiveness by a shareholder of $30,399.

On May 5, 2004 Sportan entered into an agreement with PharmaFrontiers Corporation ("Pharma") whereby Pharma will exchange 100 percent of it's shares of common stock for the shares of common stock of Sportan. The closing of this transaction has not occurred as of May 21, 2004.


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

     The following discussion and analysis of the Company's financial condition as of March 31, 2004, the Company's results of operations for the six-month periods ended March 31, 2004 and 2003, and the Company's cash flows for the six-month periods ended March 31, 2004 and 2003, should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003.

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

Results  of  Operations

     Six-months ended March 31, 2004 compared to the same period in 2003

Net Sales. We recorded no sales for the six months ended March 31, 2004 which resulted in a 100% decrease for the same six month period ending March 31, 2003 of $2552. We reduced our inventory values to zero, due to remnant status, during 2001, and all previous revenues have been generated through sale of remnant inventory.

General and Administrative Expenses. Our general and administrative expenses declined during the six months ended March 31, 2004, 26% to $49,698 from the same period in 2003 of $67,364. The decrease in general and administrative expenses is due to the reduction in operations until such further progress can be determined on mergers, acquisitions, and addition of more products and/or revenue channels.

Net income (loss). The Company had net income for the six months ended March 31, 2004, of $32,036, or $0.04 per share (basic and diluted), compared with a net loss of $120,113, or $1.00 per share (basic and diluted), for the six
months ended March 31,  2003.   The primary reason for the increase in net
income was the forgiveness of debt in the amount of $185,011 in exchange for cash and shares of Sportan common stock, which shares and cash were valued at $75,600, creating debt forgiveness income of $109,411.

Liquidity and Capital Resources

     Changes in cash flow. Cash used by operations for the six-month period increased from $4,663 to 31,398 for the six months ended March 31, 2004 because of our reduction of payables. Cash provided from financing activities was $30,506 during the six-month period ended March 31, 2004, as compared to cash flows provided of $4,663 during the same period in 2003.

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

     As of March 31, 2004, the Company had negative working capital of $142,107, and cash of $343.

     The Company has negotiated the settlement and release of outstanding notes payable, accounts payable and accrued salary payable owed to certain shareholders and vendors.

     In January 2004, the Company settled $488,315 of notes payable including accrued interest owed to the employee for $5,000 cash. In February 2004, the creditor converted the December note into 250,000 shares of Company common stock. In April 2004, the Company settled $41,199 of notes payable including accrued interest to a creditor for 3,000 shares of Company common stock valued at $10,800. That same month, a creditor extended to the Company a line of credit for $11,000 which bears twelve percent (12%) interest, is due on October 2004, and carries a prepayment penalty of ten percent (10%).

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


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


     In accordance with the Securities Exchange Act of 1934 ("Exchange Act"), management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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

     In December 2001, Duck House, Inc. sued Sportan United Industries, Inc. in the Court of Harris County, Texas, Precinct 1, Position 2, for the amount of approximately $2,500, alleging that Sportan owed money for delivered goods and merchandise. In December 2001 Duck House, Inc. was awarded judgment in the amount of $2,581.66. Sportan has settled this debt for $700.00 with receipt of release of judgment. This settlement occurred April 29, 2004

     In April 2002, Casey's Distribution sued Sportan United Industries, Inc. in the Justice Court of Walker County, Texas, Precinct 4, Pack 1, for the amount of approximately $2,300, alleging that we owed them money for delivered goods and merchandise. In April 2002, Casey's was awarded default judgment for the amount of $2,236.63.

ITEM 2.   CHANGE IN SECURITIES

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2004 that were not registered under the Securities Act.

     During the three-month period ended December 31, 2003, the Company issued to various creditors, an aggregate of 4,030,000 shares of common stock and cash to settle outstanding indebtedness in the amount of $185,011. In December 2003, the Company issued a convertible note in the principal amount of $12,500 to our CEO in exchange for $306,652 of accrued salary and $142,015 of notes payable and accrued interest. The note is convertible into shares of common stock at a conversion price of $0.001, for an aggregate of 12,500,000 shares. The note was converted on February 1, 2004.

     In March 2004, the CEO agreed to cancel and terminate a warrant to purchase 15,000 shares of Company common stock, an option to purchase 4,000 shares of Company common stock, and another option to purchase 5,000 shares of Company common stock for ten dollars ($10).

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

                                         Sportan United Industries, Inc.



Date:  May 21, 2004                      By:
                                            ----------------------------
                                            Jason G. Otteson, President