Form 10QSB
period 2004-06-30
PHARMAFRONTIERS CORP
filed 2004-08-16
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-25513

                              PHARMAFRONTIERS CORP.

              (Exact name of Registrant as specified in is charter)


              TEXAS                                  760333165
     (State of Incorporation)          (IRS Employer Identification Number)




                              18205 BURKHARDT ROAD
                               TOMBALL, TX  77377
                                 (281) 290-6655
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No
    -

The number of shares of common stock of the Registrant outstanding at June 30, 2004 was 7,383,838.

                           PHARMAFRONTIERS CORPORATION
                               INDEX TO FORM 10-QSB
                                  JUNE 30, 2004

                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet dated June 30, 2004 (unaudited)               1

                   Statement of Operations (unaudited) Six Months
                   Ended June 30, 2004 and 2003                                2

                   Statement of Cash Flows (unaudited) Six Months
                   Ended June 30, 2004 and 2003                                3

                   Notes to Financial Statements                               4


         Item 2.   Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                       5

         Item 3.   Controls and Procedures                                     8


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                           7

         Item 2.   Changes in Securities and Use of Proceeds                   9

         Item 3.   Defaults Upon Senior Securities                             9

         Item 4.   Submission of Matters to a Vote of Security Holders         9

         Item 5.   Other Information                                          10

         Item 6.   Exhibits and Reports on Form 8-K                           10

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS

                           PHARMAFRONTIERS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2004


     ASSETS

Current Assets
  Cash                                                           $     6,164
  Prepaid expenses                                                     7,500
  Advances                                                             2,000
License and license option                                           182,817
Property & equipment, net of $342
  accumulated depreciation                                             3,986
                                                                 ------------
     Total Assets                                                $   202,467
                                                                 ============
     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                               $   161,791
  Notes payable to related party                                     138,913
  Accrued expenses                                                    44,107

                                                                 ------------
     Total Current Liabilities                                       344,811
                                                                 ------------
Commitments and Contingencies

Stockholders' Deficit
  Convertible preferred stock, no par value,
      10,000,000 shares authorized, none issued and outstanding            -
  Common stock, $.05 par value, 50,000,000 shares
      authorized, 7,383,838 shares issued and outstanding            369,192
  Additional paid in capital                                         837,540
  Deficit accumulated during the development stage                (1,349,076)
                                                                 ------------
     Total Stockholders' Deficit                                    (142,344)
                                                                 ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $   202,467
                                                                 ============

                          PHARMAFRONTIERS CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
   Three Months Ended June 30, 2004 and 2003, Six Months ended June 30, 2004, and Period from January 22, 2003 (Inception) to
                             June 30, 2003 and 2004




                                                                Six
                                                               Months
                                       Three Months            Ended           Inception to
                                       Ended June 30,         June 30,            June 30,
                                     2004         2003          2004         2003          2004
                                  -----------  -----------  ------------  -----------  ------------
General and administrative        $  561,157   $   13,732   $ 1,073,569   $   14,406   $ 1,154,370

Interest expense                     118,888        3,485       149,504        3,485       194,706
                                  -----------  -----------  ------------  -----------  ------------
NET LOSS                          $ (680,045)  $  (17,217)  $(1,223,073)  $  (17,891)  $(1,349,076)
                                  ===========  ===========  ============  ===========  ============

Basic and diluted loss per share  $    (0.11)  $    (0.00)  $     (0.24)  $    (0.01)  $     (0.32)

Weighted average shares
   Outstanding                     6,084,339    5,250,000     5,053,659    3,500,000     4,251,306

                               PHARMAFRONTIERS CORPORATION

                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOW
                           Six Months Ended June 30, 2004, and
                       Period from January 22, 2003 (Inception) to
                                 June 30, 2003 and 2004




                                                Six
                                               Months
                                               Ended          Inception to
                                              June 30,           June 30,
                                                2004        2003         2004
                                            ------------  ---------  ------------
Cash Flows From Operating Activities
  Net loss                                  $(1,223,073)  $(17,891)  $(1,349,076)
    Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Stock issued for services                 833,000          -       833,000
      Amortization of discount on
        notes payable due to warrants
        and beneficial conversion feature       145,590      3,340       188,344
      Advances to shareholders                   (2,000)         -        (2,000)
      Depreciation                                  342          -           342
    Changes in:
      Accounts payable                           92,532          -        92,667
      Prepaid expenses                           (7,500)         -        (7,500)
      Accrued liabilities                        41,973        145        49,477
      Notes Payable                              (5,000)    15,000        (5,000)
                                            ------------  ---------  ------------
  Net Cash Provided By (Used In)
    Operating Activities                       (124,138)       594      (199,746)
                                            ------------  ---------  ------------

Cash Flows From Investing Activities
  Purchase of license                          (107,742)         -      (107,742)
  Purchase of property & equipment               (4,328)         -        (4,328)
  Merger with Sportan United Industries             303        675           303
                                            ------------  ---------  ------------
      Net Cash Provided By (Used In)
        Investing Activities                   (111,767)       675      (111,767)
                                            ------------  ---------  ------------

Cash Flows From Financing Activities
  Common Stock issued for cash                    9,000          -         9,675
  Proceeds from debt                            233,000          -       308,000
                                            ------------  ---------  ------------
  Net Cash Provided By Financing
    Activities                                  242,000          -       317,675
                                            ------------  ---------  ------------
Net change in cash                                6,096      1,269         6,164
Cash at beginning of year                            68          -             -
                                            ------------  ---------  ------------
Cash at end of year                         $     6,164   $  1,269   $     6,164
                                            ============  =========  ============

                           PHARMAFRONTIERS CORPORATION
                          A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of PharmaFrontiers Corp., a development stage company ("Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 8-K filed on June 4, 2004 with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 8-K, have been omitted.

NOTE 2 - RECENT REORGANIZATION

In June 2004, the Company formerly known as "Sportan United Industries, Inc." ("Sportan"), entered a stock purchase agreement with AlMagnus Corp., formerly known as "PHARMAFRONTIERS CORPORATION" ("PHARMAFRONTIERS"), whereby Sportan issued an aggregate of 6,386,439 of its shares of common stock to PHARMAFRONTIERS shareholders in exchange for all of the outstanding capital stock of PHARMAFRONTIERS, resulting in the shareholders of PHARMAFRONTIERS owning approximately 86% of the issued and outstanding common stock ("Stock Transaction"). Immediately following this transaction, there were 7,383,838 shares of Sportan common stock outstanding. As a result of the Stock Transaction, PHARMAFRONTIERS became a wholly-owned subsidiary of Sportan, through which operations are conducted. In July 2004, Sportan changed its name to "PharmaFrontiers Corp." and, concurrently, PHARMAFRONTIERS changed its name to "AlMagnus Corp." All references herein to the "Company" shall mean "PharmaFrontiers Corp." formerly known as Sportan and its wholly-owned subsidiary, "AlMagnus Corp.," formerly known as PHARMAFRONTIERS.

From an accounting standpoint, PHARMAFRONTIERS was deemed to have been the acquirer in the reverse merger and PHARMAFRONTIERS is deemed the survivor of the
reorganization.   Accordingly, the financial statements of PHARMAFRONTIERS. have
become the financial statements of the Company.   As a result of the
reorganization, $148,035 of Sportan debt was assumed by the Company, and paid in capital of PHARMAFRONTIERS was reduced by $197,603. The equity of Sportan survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to Dec. 31, beginning with the quarter ended June 30, 2004.


NOTE 3 - LICENSE AGREEMENT

In February 2004 the Company entered into an agreement with the University of Chicago ("University") for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University of Chicago ("Argonne"), related to the discovery of adult pluripotent stem cells in adult human peripheral blood (the "License"). In consideration for the License, the Company paid the University $25,000 and authorized the issuance of 375,375 shares of its common stock, of which 187,688 shares were issued in February 2004 and 187,687 will be issued upon achievement of certain lab testing results regarding stem cells at Argonne. Per agreement terms, upon the latter of a) testing monocyte derived stem cells in humans by any party, or b) issuance of a US patent to the University related to UHCI# ANL-IN-02-021, the Company will issue to the University a number of shares of stock such that the University's ownership of Company stock is equal to 10% of the then fully diluted outstanding shares less the University's pro rata portion of the number of shares actually issued by Company as a whole or in partial consideration for any merger, stock purchase, or other acquisition by Company of all or substantially all of the stock or assets of another company, or for any license to Company of additional technology related to the commercialization of Licensed Product. In May 2004, the Company paid an additional $32,742 to the University in association with the licensing agreement. The full payment was capitalized.

In June of 2004, the Company paid $50,000 to The University of Texas MD Anderson Cancer Center for the option to negotiate a licensing agreement for the use of peripheral blood stem cells for cardiac regeneration. The fee will be credited to a licensing fee upon negotiation of the licensing agreement. The option to negotiate the licensing agreement expires on September 21, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
GENERAL

We have recently entered the biotechnology industry, specifically the research and development of adult pluripotent stem cells derived from adult human peripheral blood. Initially, our business strategy will be focused on raising capital in order to (i) open and operate a blood cell bank, (ii) open and operate a research and development facility, and (iii) collaborate with various third parties including, but not limited to, sublicenses, licenses and patents related to research and development of cellular therapies using adult pluripotent stem cells. We believe that further research and development of adult pluripotent stem cells from adult human peripheral blood could improve many conditions and diseases affecting humans. Our goal is to produce or create, either through our own research and development or in collaboration with third parties, acceptable product(s) to be sold to end line users.

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in our other SEC filings. The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of the Company's financial condition as of June 30, 2004, the Company's results of operations and cash flows should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Form 8-K filed on June 4, 2004.

RECENT REORGANIZATION

In June 2004, the Company formerly known as Sportan entered a stock purchase agreement with AlMagnus Corp., formerly known as PHARMAFRONTIERS, whereby Sportan issued an aggregate of 6,386,439 of its shares of common stock to PHARMAFRONTIERS shareholders in exchange for all of the outstanding capital stock of PHARMAFRONTIERS, resulting in the shareholders of PHARMAFRONTIERS owning approximately 86% of the issued and outstanding common stock . Immediately following this transaction, there were 7,383,838 shares of Sportan common stock outstanding. As a result, PHARMAFRONTIERS became a wholly-owned subsidiary of Sportan, through which operations are conducted. In July 2004, Sportan changed its name to "PharmaFrontiers Corp." and, concurrently, PHARMAFRONTIERS changed its name to "AlMagnus Corp." All references herein to the "Company" shall mean "PharmaFrontiers Corp." formerly known as Sportan and its wholly-owned subsidiary, "AlMagnus Corp.," formerly known as PHARMAFRONTIERS. We filed a Form 8-K on June 4, 2007 that contains a detailed discussion of the reverse reorganization.

From an accounting standpoint, PharmaFrontiers is deemed the acquirer in a reverse merger whereby PharmaFrontiers is deemed the survivor of the merger.
The combined company will pursue PharmaFrontiers' business model and strategy by competing in the biotechnology industry, specifically the research and development of adult pluripotent stem cells derived from adult human peripheral blood.


CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested that companies discuss their most "critical accounting policies" in the Management's Discussion and Analysis section of their reports. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of June 30, 2004.

Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Basic and Diluted Loss Per Share. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the period. Diluted loss per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during the quarter ended June 30, 2004.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Options and Warrants. Pharma accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of 28 SFAS No. 123 and EITF No. 9618, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. We account for stock options and warrants issued to employees under the intrinsic value method. Under this method, We recognize no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

Recently Issued Accounting Pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.


RESULTS OF OPERATIONS

From an accounting standpoint, PHARMAFRONTIERS was deemed to have been the acquirer in the reverse merger and PHARMAFRONTIERS is deemed the survivor of the
reorganization.   Accordingly, the financial statements of PHARMAFRONTIERS Corp.
have become the financial statements of the Company.   As a result of the
reorganization, $148,035 of Sportan debt was assumed by the Company, and paid in capital of PHRMAFRONTIERS was reduced by $197,603. The equity of Sportan survives the reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to Dec. 31, beginning with the quarter ended June 30, 2004.


Six Months Ended June 30, 2004 Compared with Inception to June 30, 2003
-----------------------------------------------------------------------

AlMagnus Corp. was incorporated on January 22, 2003. As such, AlMagnus Corp. did not have a comparable six-month ended June 30, 2003. For purposes of this MD&A, we are comparing our six-months ended June 30, 2004 with the financials from inception to June 30, 2003 ("Inception").

Net Sales. We recorded no sales for the quarter ended June 30, 2004 which resulted in no change from the quarter ended June 30, 2003.

General and Administrative Expenses. Our general and administrative expenses increased during the quarter ended June 30, 2004, to $1,073,569 as compared to $14,406 from Inception to June 30, 2003. The increase in general and administrative expenses is due primarily to a revamping of operations which included the hiring of new personnel including employees, directors and scientific board members. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to the obtainment of the License. We incurred legal expenses in obtaining the license where our attorneys provided a freedom to operate opinion which concluded the patent described in the patent application can be enforced. Under the License, we are obligated to obtain commercial value from the License. As such, we will incur future expenses as we move to commercialize the value of the License. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities.

Interest Expense. Interest expense increased to $149,504 for the six months ended June 30, 2004, compared to $3,485 from Inception to June 30, 2003. The increase is primarily related to the payment of interest to convertible notes held by former PharmaFrontiers' investors who converted their notes prior to the Stock Transaction.

Net loss. The Company had net loss for the six months ended June 30, 2004, of $1,223,074, or $0.24 per share (basic and diluted), compared with a net loss of $17,891, or $0.01 per share (basic and diluted), from Inception to June 30, 2003. The primary reason for the increase in net loss was the startup of operations which included a simultaneous increase in salaries payable and the acquisition fees of our license by the University of Chicago. We have identified a research and development timeline which may result in operating losses until 2011.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003
-------------------------------------------------------------------------------

Net Sales. We recorded no sales for the quarter ended June 30, 2004 which resulted in no change from the quarter ended June 30, 2003.

General and Administrative Expenses. Our general and administrative expenses increased during the quarter ended June 30, 2004, to $561,157 as compared to $13,732 from quarter ended June 30, 2003. The increase in general and administrative expenses is due primarily to a revamping of operations which included the hiring of new personnel including employees, directors and scientific board members. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to the obtainment of the License. We incurred legal expenses in obtaining the license where our attorneys provided a freedom to operate opinion which concluded the patent described in the patent application can be enforced. Under the License, we are obligated to obtain commercial value from the License. As such, we will incur future expenses as we move to commercialize the value of the License. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities.

Interest Expense. Interest expense increased to $118,888 for the quarter ended June 30, 2004, compared to $3,485 from three months ended June 30, 2003. The increase is primarily related to the payment of interest to convertible notes held by former PharmaFrontiers' investors who converted their notes prior to the Stock Transaction.

Net loss. The Company had net loss for the quarter ended June 30, 2004, of $(680,045), or $(0.11) per share (basic and diluted), compared with a net loss of $(17,217), or $(0.00) per share (basic and diluted), from three months ended June 30, 2003. The primary reason for the increase in net loss was the startup of operations which included a simultaneous increase in salaries payable and the acquisition fees of our license by the University of Chicago. We have identified a research and development timeline which may result in operating losses until 2011.


LIQUIDITY AND CAPITAL RESOURCES

Changes in cash flow. Cash used by operations for the six-month period decreased from $594 from Inception to June 30, 2003 to $(124,138) for the six months ended June 30, 2004 because of an increase in operations and stock issued for services .. Cash provided from investing activities was $675 during Inception to June 30, 2003, as compared to cash used in investing activities of $(111,767) from the six months ending June 30, 2004. The decrease is primarily due to the purchase of licensing agreements.

There were no cash flows from financing activities from Inception to June 30, 2003. For the six months ended June 30, 2004, there was $242,000 cash flows provided from financing activities. This was primarily due to proceeds from debt.

Liquidity. Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in
exchange for goods and services) and through sales.   The Company is offering to
a limited number of accredited investors up to $5,000,000 of 15% Exchangeable Convertible Subordinated Notes due June 30, 2006 (the "Notes"). The principal amount of the Notes is mandatorily (i) exchangeable for securities issued in the subsequent equity financing and (ii) convertible upon maturity into shares of Company common stock. The Notes are being offered through the officers and directors of the Company as well as broker-dealers. The Company reserves the right to pay NASD broker-dealers and qualified non-US broker-dealers cash sales commissions of up to 9% of the offering price as well as five-year warrants to purchase up to the number of shares of common stock equal to 3% of the gross offering proceeds, divided by the common stock equivalent price of this offering, at an exercise price equal to the common stock equivalent price of this offering. The minimum offering is $1,500,000 on a "best efforts, all or none" basis and continuing on a "best efforts" basis to a maximum offering of $5,000,000. In the event the Company raises $5 million at the termination of the offering, the Company has a right for a thirty day period to sell up to an additional $5 million in Notes. Prior to the filing date of this quarterly report, the Company has exceeded the minimum offering of $1,500,000.

As of June 30, 2004, the Company had working capital of $(329,147), and cash of $6,164. The Company's current burn rate is approximately $40,000 per month. The Company believes that we will need a minimum of $500,000 to fund our nominal operations for the balance of fiscal 2004. This money will not be used to setup the blood cell bank, research and development, or for negotiating or entering into any other third party
agreements.   Further, the Company believes that we will need to raise
substantial capital to fund our business strategy for the balance of fiscal 2004. We anticipate current proceeds from our new offering will fund operations until the end of the fiscal year.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES


(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)  CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

The management of the Company, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in the Company's internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

REVERSE SPLIT

On April 13, 2004, our Articles of Incorporation were amended to effect a 1 for 50 reverse stock split, and the reverse split involved changing the par value of the Company's common stock from $.001 to $.05. After giving effect to the reverse split, we had 997,399 shares issued and outstanding at April 30, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2004 that were not registered under the Securities Act.

In June 2004, the Sportan issued 6,386,439 shares of its common stock to 37 accredited investors in connection with the Stock Transaction. That same month, the Company authorized the issuance of 10,000 shares of its Common Stock to a company as payment for general consulting services, which shares will be issued in August 2004.

In May 2004, 30,000 shares of Company common stock were issued to a director in
exchange for services rendered, which shares will be issued in August 2004.   In
May 2004, the Company authorized the issuance of 3,000 shares of Company common stock to one individual in settlement of debt, which shares will be issued in August 2004.

In April 2004, 120,000 shares of Company common stock were issued to three directors in exchange for services for the Company pursuant to director's
agreements.   That same month, one employee was issued 231,500 shares of Company common stock pursuant to his employment agreement in exchange for services for the Company, and he was given a right to purchase in April 2006 200,000 shares of Company Common Stock at a price per share equal to 80% of the then current market value, and in April 2007 another right to purchase 200,000 shares of Company common stock at a price per share equal to 80% of the then current market value. Another employee was issued 150,000 shares of Common stock pursuant to his employment agreement in exchange for nominal consideration, and he was given the right to purchase 100,000 shares of Company common stock at a price per share that is 80% of the then current market value which vests upon the earlier of: (1) the acquisition of more than 50% of the common stock of Company by an acquirer at a total market value exceeding two hundred fifty million dollars, or (2) a financing of Company with one time proceeds of at least ten million dollars which values the then outstanding Company common stock at one hundred million dollars or more. That same month, a creditor agreed to discharge $41,199 of outstanding indebtedness for 3,000 shares of Company common stock.


The above transactions were completed pursuant to Section 4(2) of the Securities Act and did not involve any public offering and were sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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


ITEM 3 DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective June 15, 2004, the Company's board of directors and the shareholders holding in excess of 67% of the voting power of our common stock approved the following actions pursuant to a written consent:
     1)   To amend and restate our articles of incorporation:
          a. to change of our corporate name from "Sportan United Industries, Inc." to "PharmaFrontiers Corp.";
          b. to change the street name from "3170 Old Houston Road, Huntsville, Texas 77340" to "18205 Burkhardt Road, Tomball, TX 77377";
          c. to state that the number of directors who shall constitute the Board of Directors shall equal not less than two nor more than 10;
          d. to reflect previous amendments to our articles of incorporation filed on April 13, 2004, March 5, 2004 and May 9, 2000 into one restated articles of incorporation;
     2)   to approve the June 2004 Compensatory Stock Option Plan; and
     3)   to elect Jeffrey Adduci and Robert H. Gow as directors.

On June 30, 2004, a definitive information statement was filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended. The record date established by the board of directors for purposes of determining the number of outstanding shares of voting capital stock was June 15, 2004. The common stock constitutes the only outstanding class of voting securities. Each share of Common Stock entitles the holder to one vote on all matters submitted to the shareholders.

The corporate name change became effective upon the filing of an amendment to the Company's article of incorporation with the Texas Secretary of State, which occurred on July 20, 2004. The June 2004 Compensatory Stock Option plan became effective on July 20, 2004, and the two nominees became directors on July 20, 2004.

Effective April 13, 2004, the Company's board of directors and shareholders holding 90.4% of the voting power of our common stock approved the following actions pursuant to a written consent:
     1)   To amend and restate our articles of incorporation:
          a.   to effect a 1-for-50 reverse stock split; and
          b. to add a section that permits the following shareholder actions to be effected by the vote of a majority of the shares entitled to vote at the meeting: (a) approving an amendment to the articles of incorporation, (b) approving a plan of merger or exchange, (c) approving a sale, lease, exchange or other disposition of asset, or (d) approving a voluntary dissolution or revoking such voluntary dissolution of the Company.

On March 24, 2004, a definitive information statement was filed pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended. The record date established by the board of directors for purposes of determining the number of outstanding shares of voting capital stock was March 4, 2004. The common stock constitutes the only outstanding class of voting securities. Each share of Common Stock entitles the holder to one vote on all matters submitted to the shareholders.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

        Exhibit 2.1      Stock Purchase Agreement (1)
        Exhibit 3.1      Amended and Restated Articles of Incorporation of
                         Sportan(2)
        Exhibit 10.1     Director's Agreement for Jeffrey Adduci (3)
        Exhibit 10.2     Director's Agreement for Robert H. Gow (3)
        Exhibit 10.3     Director's Agreement for Dwayne Deslatte (3)
        Exhibit 10.4     Employment Agreement for Wayne Fritzche (3)
        Exhibit 10.5     Employment Agreement for C. W. Bill Rouse (3)
        Exhibit 10.6     June 2004 Compensatory Stock Option Plan (3)
        Exhibit 31.1     Chief Executive Officer Certification Pursuant to
                         Section 13a-14 of the Securities Exchange Act (4)
        Exhibit 31.2     Chief Financial Officer Certification Pursuant to
                         Section 13a-14 of the Securities Exchange Act (4)
        Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (4)
        Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (4)

          (1)  Filed Previously on Form 8-K dated June 04, 2004
          (2) Filed Previously as Exhibit A to the company's definitive information statement filed on Schedule 14C on June 29, 2004
          (3) Filed Previously as Exhibits to the company's definitive information statement filed on Schedule 14C on June 29, 2004
          (4)  Filed herewith

     (b)  REPORTS ON FORM 8-K

During the quarter ended June 30, 2004 we filed a Form 8-K on June 4, 2004 in which we announced a change of control of the registrant resulting in the former shareholders of PharmaFrontiers owning approximately 86% of the issued and outstanding Sportan common stock ("Stock Transaction"). PharmaFrontiers became a wholly-owned subsidiary of Sportan, through which operations will be conducted. From an accounting standpoint, PharmaFrontiers is deemed the acquirer in a reverse merger whereby PharmaFrontiers is deemed the survivor of the merger. The combined company will pursue PharmaFrontiers' business model and strategy by competing in the biotechnology industry, specifically the research and development of adult pluripotent stem cells derived from adult human peripheral blood.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PHARMAFRONTIERS CORPORATION, INC.

DATE: AUGUST 16, 2004

BY:  /S/ WARREN C. LAU
WARREN C. LAU, CEO

BY: /S/ WILLIAM ROUSE
WILLIAM ROUSE, CFO