Form 10QSB
period 2004-09-30
PHARMAFRONTIERS CORP
filed 2004-11-16
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                            SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2004

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



                          835 GREENS PARKWAY, SUITE 150
                                HOUSTON, TX 77067
                                 (281) 272-9331
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No
    -    -

The number of shares of common stock of the Registrant outstanding at November 11, 2004 was 7,504,838.

                           PHARMAFRONTIERS CORPORATION
                              INDEX TO FORM 10-QSB
                               September 30, 2004

                                                                                  Page No.
                                                                                  --------
PART I   FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet dated September 30, 2004 (unaudited)                1

                   Statement  of  Operations  (unaudited)  Three  Months Ended       2
                   Ended   September  30,  2004  and  2003;  Nine  Months  Ended
                   September  30, 2004 and  Inception to September  30, 2003 and
                   2004.

                   Statement of Cash Flows  (unaudited)  Nine Months Ended Ended     3
                   September  30, 2004 and 2003 and  Inception to September  30,
                   2003 and 2004.

                   Notes to Financial Statements                                     4


         Item 2.   Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                             7

         Item 3.   Controls and Procedures                                          10


PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                11

         Item 2.   Changes in Securities and Use of Proceeds                        11

         Item 3.   Defaults Upon Senior Securities                                  11

         Item 4.   Submission of Matters to a Vote of Security Holders              11

         Item 5.   Other Information                                                12

         Item 6.   Exhibits                                                         12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           PHARMAFRONTIERS CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2004
                                   (unaudited)



         ASSETS

Current Assets
  Cash                                                            $    1,039,643
  Prepaid expenses                                                        57,579
License and license option                                               182,817
Property & equipment, net of $1,154
  accumulated depreciation                                                14,347
                                                                  --------------
         Total Assets                                             $    1,294,386
                                                                  ==============
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                $      192,424
  Stock payable to related party                                           8,000
  Stock payable to note holders                                          288,365
  Notes payable to related party                                         121,849
  Accrued expenses                                                       102,895
                                                                  --------------
         Total Current Liabilities                                       713,533


Long Term Liabilities
  Notes payable                                                           13,813
                                                                  --------------
         Total Liabilities                                               727,346
                                                                  --------------
Commitments and Contingencies

Stockholders' Deficit
  Convertible preferred stock, no par value,
      10,000,000 shares authorized, none issued and outstanding               --
    Common stock, $.05 par value, 50,000,000 shares
         authorized, 7,423,838 shares issued and outstanding             371,192
  Additional paid in capital                                           2,173,174
  Deficit accumulated during the development stage                    (1,977,326)
                                                                  --------------
         Total Stockholders' Deficit                                     567,040
                                                                  --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    1,294,386
                                                                  ==============

                           PHARMAFRONTIERS CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
              Three Months Ended September 30, 2004 and 2003, Nine
                   Months ended September 30, 2004, and Period
                      from January 22, 2003 (Inception) to
                           September 30, 2003 and 2004
                                   (unaudited)


                                                                            Nine
                                                                           Months
                                            Three Months                   Ended         Inception to
                                          Ended September 30,           September 30,    September 30,
                                        2004              2003              2004              2003              2004
                                   --------------    --------------    --------------    --------------    --------------
General and administrative         $      612,145    $       26,687    $    1,685,714    $       41,093    $    1,766,515

Interest expense                           20,462            15,414           169,966            18,899           215,167

Interest income                             2,475                --             2,475                --             2,475

Other income                                1,882                --             1,882                --             1,882
                                   --------------    --------------    --------------    --------------    --------------
NET LOSS                           $     (628,250)   $      (42,101)   $   (1,851,323)   $      (59,992)   $   (1,977,326)
                                   ==============    ==============    ==============    ==============    ==============

Basic and diluted loss per share   $        (0.08)   $       (0.001)   $        (0.31)   $        (0.01)   $        (0.42)

Weighted average shares
         Outstanding                    7,397,171         5,250,000         5,890,241         4,083,333         4,741,244

                           PHARMAFRONTIERS CORPORATION
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                    Nine Months Ended September 30, 2004, and
                   Period from January 22, 2003 (Inception) to
                           September 30, 2003 and 2004
                                   (unaudited)

                                                 Nine
                                                 Months
                                                 Ended                   Inception to
                                             September 30,             September 30,
                                                 2004              2003               2004
                                            --------------    --------------    --------------
Cash Flows From Operating Activities
  Net loss                                  $   (1,851,323)   $      (59,992)   $   (1,977,326)
    Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
      Stock issued for services                    849,000                --           849,000
      Amortization of discount on
        notes payable due to warrants
        and beneficial conversion feature          159,403            17,961           202,157
         Amortization of D&O insurance               2,946                --             2,946
         Advances to shareholders                       --                --                --
         Depreciation                                1,154                --             1,154
    Changes in:
         Accounts payable                          131,163                --           114,236
         Prepaid expenses                          (60,525)               --           (60,525
         Accrued liabilities                        83,697               938           108,265
         Notes Payable                              (5,000)           15,000            (5,000)
                                            --------------    --------------    --------------
  Net Cash Used In
    Operating Activities                          (689,485)          (26,093)         (765,093)
                                            --------------    --------------    --------------

Cash Flows From Investing Activities
  Purchase of license                             (107,742)               --          (107,742)
  Purchase of property & equipment                 (15,501)               --           (15,501)
  Merger with Sportan United Industries                303               675               303
                                            --------------    --------------    --------------
         Net Cash Provided By (Used In)
        Investing Activities                      (122,940)              675          (122,940)
                                            --------------    --------------    --------------

Cash Flows From Financing Activities
  Common Stock issued for cash                       9,000                --             9,676
  Proceeds from debt                             1,554,634            50,000         1,629,634
  Common stock payable to note holders             288,366                --           288,366
                                            --------------    --------------    --------------
  Net Cash Provided By Financing
    Activities                                   1,852,000            50,000         1,927,676
                                            --------------    --------------    --------------
Net change in cash                               1,039,575            24,582         1,039,643
Cash at beginning of year                               68                --                --
                                            --------------    --------------    --------------
Cash at end of year                         $    1,039,643    $       24,582    $    1,039,643
                                            ==============    ==============    ==============

                           PHARMAFRONTIERS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Pharmafrontiers Corporation, ("Pharma"),(a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Pharma's latest Annual Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 8-K, have been omitted.


NOTE 2 - LICENSE AGREEMENT

In February 2004 Pharma entered into an agreement with the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University of Chicago. In consideration for the license, Pharma paid the University $25,000 and authorized the issuance of 375,375 shares of its common stock. Of which, 187,688 were issued on February 20, 2004 and 187,687 will be issued upon achievement of certain lab testing results regarding stem cells at Argonne. Per agreement terms, upon the latter of a) testing monocyte derived stem cells in humans by any party, or b) issuance of a US patent to the University of Chicago related to UHCI# ANL-IN-02-021, Pharma will issue to the University a number of shares of stock such that the University's ownership of Pharma stock is equal to 10% of the then fully diluted outstanding shares less the University's pro rata portion of the number of shares actually issued by Pharma as a whole or in partial consideration for any merger, stock purchase, or other acquisition by Pharma of all or substantially all of the stock or assets of another company, or for any license to Pharma of additional technology related to the commercialization of Licensed Product. In May 2004, Pharma paid an additional $32,742 to the University of Chicago in association with the licensing agreement. The full payment was capitalized.

In June of 2004, Pharma paid $50,000 to The University of Texas MD Anderson Cancer Center for the option to negotiate a licensing agreement for the use of peripheral blood stem cells for cardiac regeneration. The fee will be credited to a licensing fee upon negotiation of the licensing agreement. The option to negotiate the licensing agreement expires on September 21, 2004.




NOTE 3 - STOCK PURCHASE AGREEMENT

In June of 2004, Pharma was acquired by Sportan United Industries, Inc. in a transaction accounted for as a reverse acquisition. Pharma's shareholders were issued 6,386,439 Sportan shares in exchange for 100 percent of the outstanding common shares of Pharma. Immediately following this transaction, Sportan had 7,383,838 shares outstanding. The former owners of Pharma now hold 86 percent of the combined entity.

NOTE 4 - NOTES PAYABLE

In September of 2004, Pharma issued convertible notes to investors totaling $1,610,000. A description of the notes is as follows:

Principal

At maturity, November 30, 2005, the principal amount of the Notes will be mandatorily convertible into shares of Common Stock at the conversion price (as described below).

Interest

Interest on the Notes will accrue at a rate of 15% per annum, computed on the basis of a 360-day year of twelve 30-day months. If an Equity Financing is not completed prior to November 30, 2005, interest will be paid on November 30, 2005. Interest will be paid in cash or at the option of Pharma in shares of Common Stock valued at $3.00 per share.

Mandatory Exchange

In the event that Pharma raises $10,000,000 in one or a series of transactions of Common Stock or Common Stock equivalent securities prior to the maturity of the Notes ("Equity Financing"), the principal amount of the Notes will by automatically exchanged for the securities issued in the Equity Financing, such exchange to occur upon the closing of the Equity Financing and the consideration paid for the exchange shall be the principal amount of the Note. The purchase price in the mandatory exchange shall be equal to the weighted average gross offering price of the common stock or common stock equivalents issued in the Equity Financing resulting in gross proceeds raised of at least $10 million in one or more series of transactions by Pharma. Pharma will pay accrued interest on the closing date in cash or shares of Common Stock valued at the Common Stock equivalent offering price of the Equity Financing.

Conversion and conversion price

Upon maturity, in the event that there is no Equity Financing, the principal amount of the Note will automatically convert into Common Stock and Pharma will have the right to pay the accrued interest on Notes in cash or through the issuance of shares of Common Stock. The number of shares of Common Stock shall be determined by dividing the outstanding indebtedness by the conversion price in effect at the time of conversion. The conversion price of the principal amount and accrued interest of the Notes shall be $3.00 per share. The conversion price will be adjusted from time to time upon the occurrence of certain events.

Kicker shares

For each $100,000 of principal amount of Notes purchased, Pharma will issue 10,000 shares of Common Stock.

Warrants

If the Notes are mandatorily exchanged for Pharma securities issued in the Equity Financing, Pharma will issue investors one-year Warrants. The number of Warrants to be issued will be determined by dividing the aggregate principal amount of the Notes by the exercise price (as defined in the following sentence). The exercise price of the Warrants will be equal to 50% of the weighted average gross offering price of the common stock or common stock equivalents issued in the Equity Financing resulting in gross proceeds raised of at least $10 million in one or more series of transactions by Pharma. If there is no Equity Financing prior to the maturity of the Notes, Pharma will issue Note holders Warrants identical to those issued upon a mandatory exchange, except that the exercise price shall equal the conversion price.

The notes have been discounted for the relative fair value of the warrants, relative fair 5 value of the stock, and beneficial conversion feature. As of September 30, 2004, the stock has not been issued to the investors. The proceeds from the notes have been reduced by the relative fair value of the common stock. All discount will be amortized over the life of the note. A conversion price of $3 per share and conversion date of November 30, 2005 was used to calculate the discounts. A summary of the notes is as follows:


                                                      Notes Payable
                                                      -------------
                  Gross proceeds from notes           $   1,610,000
        Less: Stock payable to shareholders                (288,366)
                                                      -------------
                    Net proceeds from notes               1,321,634
           Less: Relative value of warrants                (961,178)
        Less: Beneficial conversion feature                (360,456)
             Add: Amortization of discounts                  13,813
                                                      -------------
        Value of note on September 30, 2004           $      13,813
                                                      =============

NOTE 5 - EQUITY

In August 2004, 30,000 shares of common stock were issued to a director per the terms of their director agreement. The stock was valued at $.40 per share for a total of $12,000.

In August 2004, 10,000 shares of common stock were issued to a consulting firm per the terms of their consulting agreement. The stock was valued at $.40 per share for a total of $4,000.


NOTE 6 - BOARD OF DIRECTORS AGREEMENTS

In August of 2004, Pharma signed an agreement with an individual to be a Board of Director's member. The agreement resulted in the authorization of an option to purchase 80,000 shares of common stock and a salary of $15,000 per year. The exercise price shall be equal to the weighted average gross offering price of the common stock or common stock equivalents issued in the Equity Financing resulting in gross proceeds raised of at least $10 million in one or more series of transactions by the Company. The exercise price may not be below $5 per share. The options expire on August 20, 2009.

NOTE 7 - SUBSEQUENT EVENTS

On October 7, 2004 Pharma entered into an agreement to acquire all of the outstanding stock of Opexa Pharmaceuticals, Inc. ("Opexa"). The agreement was closed on November 5, 2004. 2,500,000 shares of Pharma's common stock will be issued to Opexa's shareholders for all the outstanding stock of Opexa. The acquisition was accounted for under the purchase method, where all of Opexa's assets are restated to their fair market value on the acquisition date, which approximated book value. The 2,500,000 shares of Pharma were valued at $23,750,000 or $9.50 per share, which represents their current value.

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

The following discussion and analysis of the Company's financial condition as of September 30, 2004, the Company's results of operations and cash flows should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Form 8-K filed on June 4, 2004.

GENERAL

We have recently entered the biotechnology industry, specifically the research and development of adult pluripotent stem cells derived from adult human peripheral blood. Initially, our business strategy will be focused on raising capital in order to (i) open and operate a blood cell bank, (ii) open and operate a research and development facility, and (iii) collaborate with various third parties including, but not limited to, sublicenses, licenses and patents related to research and development of cellular therapies using adult pluripotent stem cells and complementary therapies. We believe that further research and development of adult pluripotent stem cells from adult human peripheral blood could improve many conditions and diseases affecting humans. Our goal is to produce or create, either through our own research and development or in collaboration with third parties, acceptable product(s) to be sold to end line users.


RECENT REORGANIZATION AND ACQUISITION

In June 2004, Pharma was acquired by Sportan United Industries, Inc. ("Sportan") in a transaction accounted for as a reverse acquisition. Pharma's shareholders were issued 6,386,439 Sportan shares in exchange for all of the outstanding common shares of Pharma. Immediately following this transaction, Sportan had 7,383,838 shares outstanding, and the former owners of Pharma held 86% of the combined entity. Accordingly, the financial statements of Pharma have become the financial statements of the Company. As a result of the reorganization, $148,035 of Sportan debt was assumed by Pharma, and paid in capital of Pharma was reduced by $197,603. The equity of Sportan survived the reorganization. Following the June 2004 acquisition of Pharma by Sportan, Pharma became our subsidiary and its name was changed to AlMagnus Corp. and Sportan's name was changed to our current corporate name. We filed a Form 8-K on June 4, 2007 that contains a detailed discussion of the reverse reorganization. Upon the closing of the reorganization, the Company changed its fiscal year to Dec. 31, beginning with the quarter ended June 30, 2004.

On November 8, 2004, Pharma acquired Opexa Pharmaceuticals, Inc., a Delaware corporation ("Opexa") through an all-stock transaction whereby Opexa shareholders received 2.5 million shares of Pharma in exchange for all of the capital stock of Opexa. Through an agreement and plan of reorganization, Pharma's wholly owned subsidiary, merged with and into Opexa (the "Merger"). From an accounting standpoint, the acquisition was accounted for under the purchase method and Opexa became the wholly owned subsidiary of Pharma. On November 12, 2004, we filed a Current Report on Form 8-K disclosing Opexa's financial statements and pro forma financial information.

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

CASH EQUIVALENTS. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of September 30, 2004.

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

BASIC AND DILUTED LOSS PER SHARE. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the period. Diluted loss per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There are no common stock equivalents as of September 30, 2004 that are dilutive.

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

STOCK OPTIONS AND WARRANTS. Pharma accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of 28 SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. We account for stock options and warrants issued to employees under the intrinsic value method. Under this method, We recognize no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

RESULTS OF OPERATIONS


NINE MONTHS ENDED  SEPTEMBER 30, 2004  COMPARED WITH  INCEPTION TO SEPTEMBER 30,
2003

For purposes of this MD&A, we are comparing our nine-months ended September 30, 2004 with the financials from inception to September 30, 2003 ("Inception").

NET SALES. We recorded no sales for the nine months ended September 30, 2004 which resulted in no change from Inception to September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased during the nine months ended September 30, 2004, to $1,685,714 as compared to $41,093 from Inception to September 30, 2003. The increase in general and administrative expenses is due primarily to the start-up of operations which included the hiring of new personnel including employees and directors and a scientific advisory board member. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to occupancy expenses for temporary corporate offices and professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities.

INTEREST EXPENSE. Interest expense increased to $169,966 for the nine months ended September 30, 2004, compared to $18,899 from Inception to September 30, 2003. The increase is primarily related to the payment of interest to convertible notes held by former PharmaFrontiers' investors who converted their notes prior to the June Reorganization.

NET LOSS. The Company had net loss for the nine months ended September 30, 2004, of $1,851,323, or ($0.31) per share (basic and diluted), compared with a net loss of $59,992, or ($0.01) per share (basic and diluted), from Inception to

September 30, 2003. The primary reason for the increase in net loss was the startup of operations which included the hiring of new personnel including employees and directors and a scientific advisory board member. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to occupancy expenses for temporary corporate offices and professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

NET SALES. We recorded no sales for the quarter ended September 30, 2004 which resulted in no change from the quarter ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses increased during the quarter ended September 30, 2004, to $612,145 as compared to $26,687 from quarter ended September 30, 2003. The increase in general and administrative expenses is due primarily to the hiring of new personnel including employees and directors and a scientific advisory board member. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to occupancy expenses for temporary corporate offices and professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities.

INTEREST EXPENSE. Interest expense increased to $20,462 for the quarter ended September 30, 2004, compared to $15,414 from the three months ended September 30, 2003. The increase is primarily related to the payment of interest to convertible notes held by former PharmaFrontiers' investors who converted their notes prior to the June reorganization.

NET LOSS. The Company had net loss for the quarter ended September 30, 2004, of $628,250 or $(0.08) per share (basic and diluted), compared with a net loss of $42,101 or $(0.001) per share (basic and diluted), for the three months ended September 30, 2003. The primary reason for the increase in net loss was the startup of operations which included the hiring of new personnel including employees and directors and a scientific advisory board member. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to occupancy expenses for temporary corporate offices and professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims.

LIQUIDITY AND CAPITAL RESOURCES

CHANGES IN CASH FLOW. Cash used by operations for the nine-month period increased from ($26,093) from Inception to September 30, 2003 to ($689,485) for the nine months ended September 30, 2004 because of an increase in operations and stock issued for services. Cash provided from investing activities was $675 during Inception to September 30, 2003, as compared to cash used in investing activities of ($122,940) for the nine months ending September 30, 2004. The decrease is primarily due to the purchase of office equipment.

Cash provided from financing activities was $50,000 from Inception to September 30, 2003, as compared to cash provided by financing activities for the nine months ended September 30, 2004 of $1,852,000. The increase is a result of the proceeds from debt.

LIQUIDITY. Historically, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services). On September 30, 2004 the Company completed a private placement of a principal amount of $1,610,000 of 15% exchangeable convertible Subordinated notes ("Notes"). The Company netted $1,549,700 after deducting broker commissions. The Notes are mandatorily exchangeable for securities at the earlier of an Equity Financing (as defined below) or upon maturity on November 30, 2005. The Notes and accrued interest are convertible at a purchase price equal to the weighted average gross offering price of the Company common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs, the Notes and accrued interest are convertible at $3,00 per share. An Equity Financing is defined as a Company raise of at least $10,000,000 in one or a series of transactions of common stock or common stock equivalent securities prior to the maturity of the Notes.

As additional consideration for the purchase of Notes, the Company issued to investors an aggregate of 161,000 shares of Company common stock and, upon the earlier of an Equity Financing or maturity of the Notes, each investor will receive a one-year warrant.

The number of shares of common stock underlying the warrant each investor will be issued will be determined by dividing the aggregate principal amount of the Notes by the exercise price. The exercise price will be equal to 50% of the weighted average gross offering price of Company equity issued in an Equity Financing or, if there is no Equity Financing, $3.00.

As of September 30, 2004, the Company had working capital of $383,689, and cash of $1,039,643. The Company's current burn rate is $400,000 per month. This burn rate is expected to increase in the coming months as the operations of the Company ramp up. The Company believes that it has sufficient cash to fund our operations through December 2004 and will need an additional 9 $8,000,000 to fund operations through June 30, 2005. We continue to attempt to raise proceeds from the sale of Notes, although there can be no assurance that we will be successful in raising additional proceeds to continue to fund our operations. This money will be used for research and development and for general and administrative expenses.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2004 that were not registered under the Securities Act.


In October 2004, the Company issued 161,000 shares of its Common Stock to seventeen accredited investors in connection with a convertible debt private placement

In August 2004, the Company issued to a director one option to purchase 80,000 shares of Common Stock at the exercise price of $10.00 per share, subject to reduction of not less than $5.00 per share, depending upon the price of subsequent Equity Financings.

In August 2004, the Company issued to an employee an option to purchase 370,000 shares of Common Stock upon the signing of his Employment Agreement of which 10,000 shares vested immediately upon signing, and 10,000 vests each month thereafter. The exercise price is $10.00 per share, subject to reduction of not less than $5.00 per share, depending upon the price of subsequent Equity Financings.

In August 2004, the Company issued to a scientific advisory board member one option to purchase 100,000 shares of Common Stock subject which vests upon the successful transfer of technology from the University of Chicago to the Company at the exercise price equal to the offering price of the Common Stock in an Equity Financing.

In August 2004, the Company authorized the issuance of 30,000 shares of its Common Stock to a director in exchange for services rendered, which shares will be issued in December 2004.

In August 2004, the Company authorized the issuance of 10,000 shares of its Common Stock to Sanders Morris Harris in as required under the terms of the "Financing and Strategic Advisory Agreement" dated June 12, 2004, which shares will be issued in December 2004.

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

ITEM 3 DEFAULT UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


The amendment and restatement to the Company's articles of incorporation was filed and became effective with the Texas Secretary of State on July 20, 2004. The June 2004 Compensatory Stock Option plan became effective on July 20, 2004, and the two nominees became directors on July 20, 2004.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

      Exhibit  2.1  Merger Agreement (1)
      Exhibit  3.1  Articles of Incorporation and By-laws (2)
      Exhibit 10.1 Director's Agreement for David McWilliams (3)
      Exhibit 10.2 Director's Agreement for Brian Rodriguez (3)
      Exhibit 10.3 Scientific Advisory Board Agreement for Yong Zhao (3)
      Exhibit 10.4 Employment Agreement for David McWilliams (3)
      Exhibit 31.1 Chief Executive Officer Certification Pursuant to Section
                   13a-14 of the Securities Exchange Act (3)
      Exhibit 31.2 Chief  Financial  Officer  Certification  Pursuant  to
                   Section 13a-14 of the Securities Exchange Act (3)
      Exhibit 32.1 Certification  Pursuant to 18 U.S.C.  Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (3)
      Exhibit 32.2 Certification  Pursuant to 18 U.S.C.  Section 1350, as
                   Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (3)

      (1) Filed Previously on Form 8-K filed on October 8, 2004.
      (2) Filed Previously as Exhibit A to the company's definitive information statement filed on Schedule 14C on June 29, 2004.
      (3) Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PHARMAFRONTIERS CORPORATION, INC.


Date: November 15, 2004

By:  /s/ David B. McWilliams
----------------------------
David B. McWilliams, CEO


By: /s/ William Rouse
----------------------------
William Rouse, CFO