Form 10KSB
period 2004-12-31
PHARMAFRONTIERS CORP
filed 2005-04-15
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004
                                            -----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-25513

                              PharmaFrontiers Corp.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

             Texas                                          76-0333165
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)


    2408 Timberloch Place, Suite B-7, The Woodlands, Texas          77380
    ------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (281) 272-9331
                                                           ---------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Issuer's revenues for the fiscal year ended December 31, 2004: $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of April 13, 2005, based upon the average bid and asked price as of such date, was $35,713,151.

     The Registrant's common stock outstanding as of March 14, 2005, was 10,284,526 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant's proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the Registrant on or before May 2, 2005.

--------------------------------------------------------------------------------

     Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                              PharmaFrontiers Corp.

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I    Item 1.  Description of Business                                  3
          Item 2.  Description of Property                                 17
          Item 3.  Legal Proceedings                                       18
          Item 4.  Submission of Matters to a Vote of Security Holders     18

Part II   Item 5.  Market for Common Equity and Related Stockholder
                    Matters                                                18
          Item 6.  Management's Discussion and Analysis                    21
          Item 7.  Financial Statements                                    24
          Item 8.  Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                    41
          Item 8A. Controls and Procedures                                 41
          Item 8B. Other Information                                       41

Part III  Item 9.  Directors and Executive Officers of the Registrant      41
          Item 10. Executive Compensation                                  41
          Item 11. Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters             41
          Item 12. Certain Relationships and Related Transactions          41
          Item 13. Exhibits                                                42
          Item 14. Principal Accountant Fees and Services                  43

FORWARD LOOKING STATEMENT

     The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation or belief and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, the need for additional facilities and potential market opportunities. Our actual results may vary materially from those contained in such forward-looking statements because of risks to which we are subject, such as failure to obtain a corporate partner or partners to support the development of our stem cell programs, our ability to sell, assign or sublease our interest in our facilities related to our encapsulated cell technology program, risks of delays in research, development and clinical testing programs, obsolescence of our technology, lack of available funding, competition from third parties, intellectual property rights of third parties, failure of our collaborators to perform, regulatory constraints, litigation and other risks to which we are subject.

Stock Split

     In April 2004, the Company's shareholders approved a one for fifty reverse common stock split. All share, par share and par value amount (except authorized shares) have been retroactively adjusted to reflect the split.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     PharmaFrontiers Corp. is a biopharmaceutical company engaged in developing autologous personalized cell therapies. Our strategy is to develop and commercialize cell therapies to treat several major diseases including multiple sclerosis, cardiovascular diseases, and diabetes. We have an exclusive license to an individualized T cell therapy that is in FDA Phase I/II human dose ranging clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis. We also have an exclusive license to a stem cell technology in which adult pluripotent stem cells are derived from monocytes obtained from the patient's own blood. We are initially pursuing indications in heart failure and Type I diabetes with our stem cell technology.

     Autologous therapies use cells or other materials from the patient's own body to create treatments for the patient, thus preventing rejection complications that result when "foreign" or "non-self" cells are introduced into a patient. Cellular therapies are expected to play a large role in the treatment and cure of a broad spectrum of human diseases. According to independent market researchers, cellular therapies along with their related technologies, such as diagnostics and blood banking, may exceed $30 billion by 2010.

     Our multiple sclerosis cell therapy, Tovaxin(TM), is currently in Phase I/II studies. Tovaxin(TM) consists of modified autoreactive T cells. Multiple sclerosis is a result of a person's own T cells attacking the myelin sheath that coats the nerve cells of the central nervous system. These T cells, that attack a person's own body, are referred to as "autoreactive" T cells. In our treatment the T cells are taken from the patient, modified and returned to the patient. The modified T cells cause an immune response directed at the autoreactive T cells in the patient's body. This immune response reduces the level of autoreactive T cells and potentially allows the myelin sheath to be repaired. In addition, we are evaluating whether this technology will allow us to diagnose multiple sclerosis and determine the severity of the disease through an analysis of the level of autoreactive T cells in a patient's blood.

     Two clinical studies of Tovaxin(TM) have reached critical milestones:

          o In one study, a first group of 10 patients has been enrolled and received two doses of Tovaxin(TM) in a repeat treatment Phase I/II protocol. This protocol is designed to determine whether patients who received clinical benefit from T cell therapy in a previous study conducted at the Baylor College of Medicine can be safely and effectively re-treated with a second-generation T cell therapy. Six-month clinical results evaluating safety, tolerability and efficacy are expected to be available by the third quarter of 2005.

          o In the second study, a Phase I/II dose-escalating study designed to evaluate safety, tolerability and efficacy in 9 to 15 patients, 6 patients have completed the initial four dose injection series for two dosage levels and the 28-week portion of the study. One-year clinical results for the low and mid dose groups evaluating safety, tolerability, dosage timing and efficacy are expected to be available by the third quarter of 2005.

     We intend to submit data from these two clinical studies to the FDA for approval to commence a pivotal Phase IIb study in the fourth quarter of 2005.

     Our stem cell technology allows us to create adult pluripotent stem cells from monocytes isolated from blood drawn from the patient. We believe that these stem cells, if successfully developed, may provide the basis for therapies to treat a variety of diseases and conditions. We anticipate that our stem cell technology will have a significant competitive advantage over many of the other stem cell technologies. The peripheral blood monocytes, used by our technology to produce stem cells, have the advantage of being relatively abundant and easy and cost effective to obtain. Our technology does not have the collection and storage difficulties presented by umbilical cord blood or the controversial ethical and regulatory issues associated with embryonic stem cells. In addition, our technology is less difficult and less risky than collecting adult stem cells from tissues such as bone marrow, spinal fluid or adipose (fat) tissue. Furthermore, our stem cells are pluripotent, whereas other adult stem cells are not likely to be pluripotent.

     Our stem cell technology will also avoid rejection issues because it is autologous ("self"). This is as opposed to the embryonic, umbilical, and some adult stem cell technologies, which must be taken from one individual and given to another. Further, we believe our stem cell therapies will be regulated as autologous "manipulated" non-homologous use cell therapies. Thus, we use a person's own stem cells, and we therefore do not expect to encounter the same significant pre-clinical and clinical development regulatory hurdles that embryonic, umbilical, and some adult stem cells therapies are expected to face.

     Initially we are conducting pre-clinical research to develop stem cell therapies to treat heart failure and Type I diabetes. We plan to move expeditiously through pre-clinical development of our cardiac stem cell therapy and, if successful, initiate human testing as soon as possible.

     We believe that with our stem cell technology plus our additional technology related to the differentiation of stem cells into islet cells, we will be able to create insulin producing islet cells derived from the patient's own blood. We are currently conducting laboratory research and plan to move expeditiously through pre-clinical development of our diabetes stem cell therapy and, if successful, initiate human testing in 2006.

     A structural outline of the Company's technical program is provided below.

-------------------------------------------------------------------------------------
                             Autologous Cell-Based Therapies
-------------------------------------------------------------------------------------
    Adult Pluripotent Stem Cell Therapy                  T Cell Therapy
-------------------------------------------------------------------------------------
    Cardiac Therapy       Diabetes Therapy   Multiple Sclerosis   Multiple Sclerosis
                                                  Therapy             Diagnosis
-------------------------------------------------------------------------------------

     Other Therapies           Blood
o  Macular Degeneration       Banking
o  Stroke
o  Parkinson's
-------------------------------------------

Organizational History

     The Company was incorporated in Texas in 1986 and originally engaged in businesses other than the biopharmaceutical business. These other business operations were terminated in February 2002. In May 2004, we entered the biopharmaceutical business by acquiring an entity that held rights to treatments using adult pluripotent stem cells derived from adult human peripheral blood, and in connection therewith we changed our name to our current corporate name. From an accounting standpoint, the subsidiary is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization/reverse merger. As such, our financial statements are those of the subsidiary. In November 2004, we acquired Opexa Pharmaceuticals, Inc., which holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells.


The Company's Products and Services

Our T cell Based Therapy


     Multiple Sclerosis Therapy.

     Our T cell based therapy for the treatment of multiple sclerosis is called "Tovaxin(TM)." Multiple sclerosis is caused by myelin peptide reactive T cells destroying the myelin sheath coating of the axons in the central nervous system. Depletion of the myelin peptide reactive T cells would theoretically stop disease progression and in some cases allow the myelin sheath repair mechanism to be effective and potentially lead to remission and possibly reverse the effects of multiple sclerosis. Repair mechanisms are more likely to occur early in the disease process and are likely to be more robust in the younger patient. A completed 114-patient clinical study conducted by Dr. Jingwu Zang at Baylor College of Medicine has demonstrated that the depletion of myelin basic protein
(MBP) reactive T cells was beneficial to patients with multiple sclerosis. These investigations resulted in the development of Tovaxin(TM), which includes the modified MBP reactive T cells, proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG) reactive T cells as well.

     Tovaxin(TM) has some advantages over existing treatments for multiple sclerosis. Tovaxin(TM) is individualized, easier to tolerate, and has the potential to place the disease into remission, and possibly to allow a reversal of the effects of multiple sclerosis.

     Multiple Sclerosis Diagnostic

     In addition to using our T cell technology to develop a therapy for multiple sclerosis, we are also using it to develop a diagnostic test for multiple sclerosis. Multiple sclerosis is difficult to diagnose and there is no existing reliable confirmatory diagnostic test. Based on preliminary evidence we believe that the presence of myelin peptide reactive T cells in the blood may have a high correlation as to whether an individual may develop or has multiple sclerosis. We have initiated a proof of concept clinical study that, if successful, will be expanded into a major clinical study in 2005. If the larger study produces favorable results, we plan to offer a diagnostic test for sale in 2006.

     Applications of Our T cell Technology To Other Diseases

     Recent advances in the understanding of basic mechanisms of autoimmune disease have led to the development of reagents that can potentially interfere with the disease process and limit disease progression. Some of these therapeutics have been proven effective in the treatment of autoimmune conditions. Although our initial focus is T cell therapy for the treatment and management of multiple sclerosis, several autoimmune diseases including inflammatory bowel disease, diabetes, systemic lupus and rheumatoid arthritis may be candidates for potential treatment with our technology in the future.

     Our T cell Therapy Process

     Our cell therapy is similar to that of traditional microbial vaccination where modified infectious agents are used to stimulate protective immune responses. In preparing a T cell therapy, the T cells causing the disease are taken from the blood, specifically identified and expanded ex vivo by incubating T cells with MBP, PLP and MOG selected peptides in the presence of antigen presenting cells and growth factors. Selected T cells are grown to therapeutic levels and cryopreserved. Prior to use, the T cells are expanded, formulated and modified to render them replication incompetent but viable. These modified T cells are administered subcutaneously as a primary series of injections. It is likely that a retreatment of patients will follow the primary series.

Our Pluripotent Adult Stem Cell Therapies

     Our Cardiac Stem Cell Therapy Program

     Stem cell treatment of congestive heart failure would revolutionize treatment of the disease because it would treat the source of the problem by replacing diseased cardiac muscle tissue with stem cells that grow into new healthy cardiac tissue. Several human clinical trials involving the use of stem cells derived from bone marrow to regenerate cardiac tissue and improve cardiac function have been conducted. These clinical trials have treated over 70 patients with their own bone marrow stem cells and have shown increased cardiac perfusion. We plan to move expeditiously through pre-clinical development of our cardiac stem cell therapy and, if successful, initiate human testing as soon as possible.

     Our Diabetes Stem Cell Therapy Program

     Type 1 diabetes is a chronic disease, caused by the loss of functioning islet cells that produce insulin, for which there is no cure. Frequent testing of glucose levels coupled with insulin injections are used to control the disease but do not address the underlying cause. The medical community has tried to treat the cause and cure the disease by implanting functioning islet cells, harvested from cadavers, into the pancreas. However, the supply of these cells from cadavers is limited and the patient must be placed on a regime of anti-rejection drugs. We believe that with our stem cell technology plus our additional technology related to the differentiation of stem cells into islet cells, we will be able to create insulin producing islet cells derived from the patient's own blood. We are currently conducting laboratory tests and plan to move expeditiously through pre-clinical development of our diabetes stem cell therapy and, if successful, initiate human testing as soon as possible.

     Blood Banking Business

     We are assessing the feasibility of operating a blood banking business designed to provide individuals with a process for storing blood to be used later if they need treatment by our stem cell technology. As an individual ages, it is possible that the number of available monocytes per blood draw will decrease, thus creating a demand for the cryopreservation of stem cells from healthy and relatively young adults. As the volume of stem cell treatments increase, there may be a demand from patients for the storage of their adult stem cells isolated from single blood draws. We are reviewing the potential establishment of a stem cell cryropreservation service.

     Other Applications For Our Stem Cell Technology

     We plan to conduct basic research to determine the potential use of adult stem cells created with our technology in other indications such as macular degeneration, heart attack, and Parkinson's disease. Liver cells (hepatocytes) derived from our stem cells may be valuable across the biopharmaceutical industry to test for drug toxicity or to help cure liver diseases. We intend to partner or sublicense some of these indications if they are not pursued for internal development. For those indications, which we believe we can participate commercially, we expect to take partners in key commercial markets outside of the United States. Alternatively, we may form a broad alliance with a pharmaceutical or biotechnology company for the entire technology platform and therapeutic areas.

     Our Stem Cell Therapy Process

     Our stem cell therapy process commences with blood being drawn from the patient in a typical blood drawing process. The blood is then processed to obtain monocytes (white blood cells). These monocytes can be dedifferentiated in the presence of certain growth factors to form stem cells. The resulting stem cells with macrophage-like characteristics can be expanded and differentiated into other cell types when cultured in the presence of the appropriate growth factors. Researchers have been able to turn these dedifferentiated monocytes into several different types of cells including islet cells, nerve cells, liver cells, blood vessel cells and skin cells.

     We estimate that from a 500 ml blood collection, the maximum allowable blood draw in one sitting, we will be able to produce approximately 10 to 100 million monocyte derived stem cells. This number of stem cells is considerably greater than current stem cell dosing requirements under study in human clinical studies by other companies and institutions. Consequently, we expect that we may be able to produce multiple therapeutic doses from a single blood draw utilizing cryopreservation to store cells for future use.

     We anticipate that the patient's blood will be drawn at the patient's hospital or doctor's office and shipped to us with a proprietary collection kit. At our GMP (current good manufacturing process) manufacturing facility, the monocytes will be processed to create stem cells and their progeny with the proper concentration and characteristics. Cells will then be cryopreserved until needed for treatment, transported to the patient's physician, and injected into the diseased organ with the approved delivery system.

     Sources of Stem Cells and Our Competitive Advantages

     Cells are the basic unit of the tissues that comprise the human body. Each type of tissue has a functional use to the human body. Stem cells are non-specialized cells that have not yet differentiated into specific cells with a particular function in the human body. These non-specialized cells are able to continue to divide and regenerate for periods of time through cell division. Pluripotent stem cells have the property of being able to differentiate into all the different specialized cells that make up the individual tissues of the body with the exception of germ cells (sperm and egg).

     There are currently three sources of stem cells: human embryos, umbilical cord blood and certain adult tissues:

     o Every human begins life when a single cell, the zygote, is formed after fertilization. About five days after conception, a tiny ball of cells has formed, this is known as the blastocyst. The inner cells of the blastocyst are known as embryonic stem cells. These stem cells are pluripotent; that is they can develop into a wide variety of cell types in the human body. These embryonic stem cells are the stem cells over which a great deal of ethical and scientific controversy has ensued, leading up to President Bush's September 2001 ban on Federal funding for any new embryonic stem cell lines. We do not use embryonic stem cells.

     o Another source of stem cells is the umbilical cord blood of a newborn baby, which contains pluripotent stem cells. The umbilical cord is the tissue that ties a baby to the mother within the womb. After the baby is born the blood can be collected from the umbilical cord and cryopreserved. Most candidates for stem cell therapy today did not have their umbilical cord blood frozen, so to use this technology, like the embryonic stem cells above, they must use the stem cells from other individuals and must address rejection issues. We use a person's own stem cells, and thus we do not expect to encounter the same significant pre-clinical and clinical development regulatory hurdles that embryonic, umbilical, and certain adult stem cells therapies are expected to face.

     o Stem cells obtained from a person after birth are called adult stem cells and are found within various tissues that make up the body. Adult stem cells are usually programmed to form a limited number of different cell types of their own tissue, and are classified as "multipotent" meaning they are only able to create several different types of cells within the same type of tissue. Our stem cells are pluripotent and can be differentiated into a wider variety of different tissue types. In addition, collecting adult stem cells from tissues such as bone marrow, spinal fluid or adipose (fat) tissue, can involve complicated, painful, and expensive surgical procedures, whereas our technology is simple, cost effective, and convenient to the patient.

Licenses, Patents and Proprietary Rights

     We believe that proprietary protection of our technologies is critical to the development of our business. We intend to continue to protect our proprietary intellectual property through patents and other appropriate means. We rely upon trade-secret protection for some confidential and proprietary information and take active measures to control access to that information. We currently have non-disclosure agreements will all of our employees, consultants, vendors, advisory board members, contract research organizations and certain prospective investors.

     The Company's intellectual property strategy includes developing proprietary technology for the sourcing, scale up, manufacturing, and storage of T cells and pluripotent adult stem cells and the use of these cells in multiple therapeutic applications. This strategy will include expanding on technologies in-licensed to us as well as in-licensing additional technologies through collaborations with universities and biotech companies.

     We have licenses to certain patents that relate to our T cell technology and our pluripotent adult stem cell technology.

     T Cell Therapy IP

     We have an exclusive, worldwide license from the Baylor College of Medicine to patent applications claiming rights to the treatment of multiple sclerosis using modified T cells and to the use of the T cell technology as a diagnostic. Under the Baylor license we are obligated to pay a percentage of net sales of products subject to the licensed patents.

     Stem Cell Therapy IP

     We have an exclusive, worldwide license from the University of Chicago, through its prime contractor relationship with Argonne National Laboratory, to a patent application claiming rights to the development of adult pluripotent stem cells from monocytes isolated from adult human peripheral blood. The technology was discovered and developed at the Argonne National Laboratory, a U.S. Department of Energy Laboratory.

     Pursuant to the license we have issued a total of 242,688 shares of our common stock to the University of Chicago. We have also agreed to pay the University of Chicago $1.5 million upon our receiving $10 million or more in any financing. At the same time as making such payment, we are obligated to issue to the University of Chicago sufficient additional shares of common stock so that the University holds a total of 2.6% of our outstanding stock after consummation of the financing.

We have agreed to pay a percentage of royalties on sales of products subject to the licensed patents, as well as sublicense fees. In addition, the University of Chicago license requires us to expend on research and development at least $2,000,000 within two (2) years of the execution of the license and at least an additional $4,000,000 within four (4) years of the execution of the license. Research and development expenditures by sublicensees may account for half of each amount. Failure to meet the above criteria may result in the license being amended to restrict the grant to only: (a) an exclusive license in two cell therapy areas, and (b) a non-exclusive license in the remaining cell areas. The license also requires us to sell a product or method based on the licensed technology by February 2011.

Our Product Pipeline

     Multiple Sclerosis T Cell Therapy

     Tovaxin is a unique approach to treating multiple sclerosis in that it safely and selectively induces the body's immune system to attack the myelin reactive T-cells (MRTCs) that are responsible for destroying the myelin sheath coating of the axons in the central nervous system. Depletion of the MRTCs would theoretically allow the myelin sheath repair mechanism to be effective and to potentially lead to remission and possibly reverse or stop progression of multiple sclerosis. Repair mechanisms are more likely to occur early in the disease process and are likely to be more robust in the younger patient. A 114-patient clinical study conducted by Dr. Jingwu Zang at Baylor College of Medicine has already been completed that demonstrates that the depletion of myelin basic protein (MBP) reactive T-cells was beneficial to patients with multiple sclerosis. From these investigations, the Company has developed Tovaxin, which encompasses not only the MBP reactive T-cells but has been expanded to include proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG) reactive T-cells as well.

     Initial human trials conducted by the Company show that Tovaxin safely reduces MRTCs, thus stabilizing the disease and in the majority of patients showing improvement both subjectively (reported by the patient) and objectively (determined by the exam).

     Tovaxin is currently in Phase I/II testing. Compared to other treatments available, this treatment is individualized, easier to tolerate, and has the potential to place the disease into a remission, and possibly reverse or stop progression of multiple sclerosis. Tovaxin may also be appropriately indicated for combination therapy meaning that one can imagine it being used over the entire life cycle of the patient as other treatments are added and replaced.

     Multiple Sclerosis Diagnostic

     Multiple Sclerosis is difficult to diagnose and there is no reliable confirmatory diagnostic. Based on preliminary evidence the presence of MRTCs in the blood of patients that are ex vivo expandable may have a correlation as to whether an individual has or may develop multiple sclerosis. The Company has initiated a proof of concept clinical study that may be expanded into a major clinical study. A diagnostic test conducted in the Company's laboratories may be commercialized in the future as "home brew".

     Cardiac Stem Cell Therapy

     Stem cell treatment of congestive heart failure would revolutionize treatment of the disease because it would treat the source of the problem by replacing diseased cardiac muscle tissue with stem cells that grow into new healthy cardiac tissue. Approximately six Phase I clinical studies encompassing more than 70 patients have been run with autologous bone marrow stem cells that show consistently improved cardiac perfusion. A recent (2003-2004) trial reported that injected autologous bone marrow mononuclear cells, using electromechanical mapping into areas of ischemic myocardium in patients with endstage ischemic cardiomyopathy and heart failure, showed a therapeutic effect with improved myocardial perfusion and exercise capacity, at 6 and 12 months, as well as increased global left ventricular function. Numerous new studies are actively recruiting patients or will begin shortly. Each of these studies is designed to determine the most efficient type of stem cell and mode of delivery as well as time of therapy to maximize the benefits of cellular cardiomyoplasty. Using the experience of these Phase I trials we plan to move quickly through pre-clinical development and, if successful, initiate human testing as soon as practicable.

     Diabetes Stem Cell Therapy

     Type 1 diabetes is a chronic disease for which there is no treatment. Frequent testing of glucose levels coupled with insulin injections are used to control the disease but do nothing for the underlying cause. Implanting functioning islet cells into the pancreas would be the beginnings of a cure but thus far the supply of these cells from cadavers is limited and anti-rejection drugs must be used. The Company believes it can piggyback on the success of the cadaver islet cell program and replace the cadaver cells with insulin producing cells derived from adult monocyte derived stem cells. The Company holds a license to produce cells that generate insulin using the core stem cell technology and will hold a license for the use of some unique growth factors, which have overcome the major scientific challenge of differentiating an adult stem cell to produce insulin. Our goal is to schedule human trials as soon as practicable.

     Blood Banking

     The possibility for generating near term revenue exists with the establishment of a stem cell cryropreservation service. As the volume of stem cell treatments increase, the potential exists for current and future patients to freeze their adult stem cells isolated from single blood draws. As an individual ages, it is possible that the number of available monocytes per blood draw will decrease, thus creating a demand for the cryopreservation of stem cells from healthy and relatively young adults. An assessment of instituting such a service will be carried out over the next several months and a plan of implementation executed if deemed feasible.

     Other Opportunities

     The Company will also conduct basic research to determine the potential use of the Company's stem cells in other indications such as macular degeneration, heart attack, and Parkinson's disease. Liver cells (hepatocytes) derived from our stem cells may be valuable across the biopharmaceutical industry to test for drug toxicity or to help cure liver diseases. The Company intends to partner or sublicense some of these indications if they are not pursued for internal development. For those indications where the Company feels it can participate commercially, the Company will take partners in key commercial markets outside of the United States. There is also significant potential for the Company to form a broad alliance with a pharmaceutical or large biotechnology company for the entire technology platform and therapeutic areas, due to the many competitive advantages outlined above.

Research Collaborations

     We anticipate that from time to time in the future we will enter into collaborative research agreements with other academic and research institutions. We will use such agreements to enhance our research capabilities. Typically, in the industry, such agreements provide the industry partner with rights to license the intellectual property created through the collaboration. We may also enter into collaborative research agreements with other pharmaceutical companies when we believe such collaboration will support the development and commercialization of our technology.

Commercialization Through Third Party

     We anticipate that we will grant sublicenses for certain applications of our technologies. We believe that by sublicensing some of the rights to our technology to pharmaceutical companies and other third parties, we will be able to more efficiently develop some applications of our technologies. We currently do not have any sublicenses.

Competition

     The development of therapeutic and diagnostic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat heart attack, stroke, Parkinson's disease, diabetes, liver diseases, arthritis and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the current treatment of and in the development of treatments for multiple sclerosis include Biogen, Elan, Serono, Aventis, Teva, and Schering AG. Some of our primary competitors in the development of stem cell therapies include Aastrom Biosciences, Geron, Gamida-Cell Ltd, Stem Cells Inc., Cellerant Therapeutics, Viacell, and Osiris Therapeutics. Many of these competitors have significant products in development that could be competitive with our potential products.

Sales and Marketing

     We intend to develop a sales force to market our multiple sclerosis cell therapy and diagnostic products in the U.S. Given the concentration of multiple sclerosis among a relatively small number of specialized neurologists, we believe that a modest size sales force would be sufficient to market the multiple sclerosis products. Our plan is to start building the sales force with the launch of the multiple sclerosis diagnostic products.

     We expect to partner with large biotech and pharmaceutical companies for the marketing and sales of our stem cell therapy products.

Government Regulation

     Our research and development activities and the future manufacturing and marketing of our potential products are, and will be, subject to regulation for safety and efficacy by a number of governmental authorities in the United States and other countries.

     In the United States, pharmaceuticals, biologicals and medical devices are subject to FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

     FDA Approval

     We will need to obtain FDA approval of any therapeutic product we plan to market and sell. The steps required before our potential products may be marketed in the United States include:

     1. Preclinical Laboratory and Animal Tests. Preclinical tests include laboratory evaluation of the product and animal studies in specific disease models to assess the potential safety and efficacy of the product and our formulation as well as the quality and consistency of the manufacturing process.

     2. Submission to the FDA of an Application for an Investigational New Drug Exemption, or IND, Which Must Become Effective Before U.S. Human Clinical Trials May Commence. The results of the preclinical tests are submitted to the FDA as part of an IND, and the IND becomes effective 30 days following its receipt by the FDA, as long as there are no questions, requests for delay or objections from the FDA.

     3. Adequate and Well-Controlled Human Clinical Trials to Establish the Safety and Efficacy of the Product. Clinical trials involve the evaluation of the product in healthy volunteers or, as may be the case with our potential products, in a small number of patients under the supervision of a qualified physician. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product administered in a U.S. clinical trial must be manufactured in accordance with GMP. Each protocol is submitted to the FDA as part of the IND.

     The protocol for each clinical study must be approved by an independent Institutional Review Board, or IRB, at the institution at which the study is conducted and the informed consent of all participants must be obtained. The IRB will consider, among other things, the existing information on the product, ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution.

     Clinical development is traditionally conducted in three sequential phases, which may overlap:

     o In Phase I, products are typically introduced into healthy human subjects or into selected patient populations to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

     o Phase II involves studies in a limited patient population to (i) determine the efficacy of the product for specific targeted indications and populations, (ii) determine optimal dosage and dosage tolerance and (iii) identify possible adverse effects and safety risks. When a dose is chosen and a candidate product is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials begin.

     o Phase III trials are undertaken to conclusively demonstrate clinical efficacy and to test further for safety within an expanded patient population, generally at multiple study sites.

     The FDA continually reviews the clinical trial plans and results and may suggest changes or may require discontinuance of the trials at any time if significant safety issues arise.

     1. Submission to the FDA of Marketing Authorization Applications. The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.

     2. FDA Approval of the Application(S) Prior to Any Commercial Sale or Shipment of the Drug Biologic Product Manufacturing Establishments Located in Certain States Also May be Subject to Separate Regulatory and Licensing Requirement. The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period, which might add to that time.

     After FDA approval for the product, the manufacturing and the initial indications, further clinical trials may be required to gain approval for the use of the product for additional indications. The FDA may also require unusual or restrictive post-marketing testing and surveillance to monitor for adverse effects, which could involve significant expense, or may elect to grant only conditional approvals.

     FDA Manufacturing Requirements

     Among the conditions for product licensure is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's GMP requirement. Even after product licensure approval, the manufacturer must comply with GMP on a continuing basis, and what constitutes GMP may change as the state of the art of manufacturing changes. Domestic manufacturing facilities are subject to regular FDA inspections for GMP compliance, which are normally held at least every two years. Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Domestic manufacturing facilities may also be subject to inspection by foreign authorities.

     Fast Track, Priority Review and Accelerated Approval

     Fast Track refers to a process for interacting with the FDA during drug development. Priority Review applies to the time frame the FDA targets for reviewing a completed application. Accelerated Approval (Subpart H) applies to the design and content of the studies used to support a marketing claim.

     Fast Track is a formal mechanism to interact with the FDA using approaches that are available to all applicants for marketing claims. The Fact Track mechanism is described in the Food and Drug Administration Modernization Act of 1997. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application (NDA) in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints as discussed below. The Fast Track designation is intended for the combination of a product and a claim that addresses an unmet medical need, but is independent of Priority Review and Accelerated Approval. An applicant may use any or all of the components of Fast Track without the formal designation. Fast Track designation does not necessarily lead to a Priority Review or Accelerated Approval.

     Priority Review is a designation for an application after it has been submitted to the FDA for review for approval of a marketing claim. Under the Food and Drug Administration Modernization Act of 1997, reviews for NDAs are designated as either Standard or Priority. A Standard designation sets the target date for completing all aspects of a review and the FDA taking an action on the application (approve or not approve) at 10 months after the date it was filed. A Priority designation sets the target date for the FDA action at 6 months. A Priority designation is intended for those products that address unmet medical needs.

     Accelerated Approval or Subpart H Approval is a program described in the NDA regulations that is intended to make promising products for life threatening diseases available on the market on the basis of preliminary evidence prior to formal demonstration of patient benefit. The studies are designed to measure and the FDA evaluation is performed on the basis of a surrogate marker (a measurement intended to substitute for the clinical measurement of interest, usually prolongation of survival) that is considered likely to predict patient benefit. The approval that is granted may be considered a provisional approval with a written commitment to complete clinical studies that formally demonstrate patient benefit. The Federal Register published a discussion of Accelerated Approval with comments. Absent a formal demonstration of patient benefit, a risk benefit assessment cannot be made. Accelerated Approval designation does not necessarily lead to a Priority Review.

     Proposed FDA Regulations

     The FDA is requiring human cell, tissue, and cellular and tissue-based product (HCT/P) establishments to follow current good tissue practice, which governs the methods used in, and the facilities and controls used for, the manufacture of HCT/Ps; recordkeeping; and the establishment of a quality program. The agency is also issuing new regulations pertaining to labeling, reporting, inspections, and enforcement that will apply to manufacturers of those HCT/Ps regulated solely under the authority of the Public Health Service Act, and not as drugs, devices, and/or biological products.

     As part of this approach, the FDA has published final rules for registration of establishments that engage in the recovery, screening, testing, processing, storage or distribution of human cells, tissues, and cellular and tissue-based products, and for the listing of such products. These products specifically include stem cells that are progenitors of blood cells; however, the FDA makes no explicit statement regarding the inclusion of other types of stem cells. In addition, the FDA has published proposed rules for making suitability determinations for donors of cells and tissue and for current good tissue practice for manufacturers using them. We cannot now determine the full effects of this regulatory initiative, including precisely how it may affect the clarity of regulatory obligations and the extent of regulatory burdens associated with pluripotent adult stem cell research (for stem cells that give rise to various tissue types, including blood), and the manufacture and marketing of adult stem cell products.

     Other Regulations

     In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations.

     Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union is revising its regulatory approach to high tech products, and representatives from the United States, Japan and the European Union are in the process of harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets.

Research and Development

     Research and development expenses for the year ended December 31, 2004 were $0.6 million for PharmaFrontiers. On a pro forma basis for the combined companies research and development expenses for the year ended December 31, 2004 were $2.4 million, mainly reflecting the costs of the Phase I/II clinical trials for Tovaxin and pre-clinical cardiac and diabetes stem cell research.

Risk Factors

     The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

     Our business is at an early stage of development.

     Our business is at an early stage of development. We do not have any products in late-stage clinical trials or on the market. We are still in the early stages of identifying and conducting research on potential products. Our potential products will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to develop any products, to obtain regulatory approvals, to enter clinical trials for any of our product candidates, or to commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

     We have a history of operating losses and do not expect to be profitable in the near future.

     We have not generated any profits since our entry into the biotechnology business, have no source of revenues, and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. We do not have any sources of revenues and may not have any in the foreseeable future.

     We will need additional capital to conduct our operations and develop our products, and our ability to obtain the necessary funding is uncertain.

     We need to obtain significant additional capital resources through equity and/or debt financings, grants and/or collaborative research arrangements in order to develop products and continue our business. The timing and degree of any future capital requirements will depend on many factors, including:

     o the accuracy of the assumptions underlying our estimates for our capital needs in 2005 and beyond;

     o    scientific progress in our research and development programs;

     o    the magnitude and scope of our research and development programs;

     o our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

     o    our progress with preclinical development and clinical trials;

     o    the time and costs involved in obtaining regulatory approvals;

     o the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

     o    the number and type of product candidates that we pursue.

     We do not have any committed sources of capital. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our business.

     Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

     A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells, T cells, and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to stem cells. We are also aware of a number of patent applications and patents claiming use of stem cells and other modified cells to treat disease, disorder or injury.

     If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. There can be no assurance that we will not be obliged to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

     Our competition includes fully integrated pharmaceutical companies that have significant advantages over us.

     The markets for both therapeutic stem cell products and multiple sclerosis products are highly competitive. We expect that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. These companies are developing stem cell-based products, and they have significantly greater capital resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals and marketing than we currently do. Many of these potential competitors are further along in the process of developing products and also operate large, well-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we do. Competitive products may render any products or product candidates that we develop obsolete.

     If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

     Our business currently depends on two licenses from third parties. Those third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform would be severely adversely affected.

     If we are unable to obtain future patents and other proprietary rights our operations will be significantly harmed.

     Our ability to compete effectively is dependent in part upon obtaining patent protection relating to our technologies. The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, we do not know whether the patent applications for our technology will result in the issuance of patents, or if any future patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until the applications are published (usually eighteen months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that the inventors of our licensed patents were the first to make the inventions covered by the patent applications or that the licensed patent applications were the first to be filed for such inventions. There can be no assurance that patents will issue from the patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid.

     Restrictive and extensive government regulation could slow or hinder our production of a cellular product.

     The research and development of stem cell therapies is subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining U.S. Food and Drug Administration, or FDA, and other necessary regulatory approvals is lengthy, expensive and uncertain. We may fail to obtain the necessary approvals to continue our research and development, which would hinder our ability to manufacture or market any future product.

     To be successful, our product candidates must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.

     Our product candidates, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide to not accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

     o our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;

     o our ability to create products that are superior to alternatives currently on the market;

     o our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

     o    reimbursement policies of government and third-party payers.

     If the health care community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

     We may be unable to open a blood cell bank facility, even if we have sufficient capital.

     We currently do not own or operate a blood cell bank facility. To our knowledge, no other companies are freezing and storing pluripotent stem cells in the manner in which we plan to implement. We may not be able to locate a facility and/or personnel for the blood cell bank. Further, we may be unable to convince HMO's, insurance companies and private individuals of the potential benefit in cryofreezing an individual's blood for use in the future. The failure to open and operate the blood cell bank facility may adversely affect our business strategy.

     Our management team has a limited history of working together.

     We have a limited history of operations under our current officers and directors. Although experienced, our officers have not worked together for an extensive length of time. If for any reason our management members cannot work efficiently as a team, our business will be adversely affected. Further, any loss of one or more of our managers may also have an adverse affect on our business.

     There is currently a limited market for our common stock, and any trading market that develops in the common stock may be highly illiquid and may not reflect the underlying value of the Company's net assets or business prospects.

     Although our common stock is currently traded on the OTC Bulletin Board, there is currently a limited market for our common stock and there can be no assurance that an improved market will ever develop. If a trading market does develop, such market may be highly illiquid. Investors are cautioned not to rely on the possibility that an active trading market may develop.

     If our share price is volatile, we may be the target of securities litigation, which is costly and time-consuming to defend.

     In the past, following periods of market volatility in the price of a company's securities, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted from the operation of our business, causing our business to suffer.

     Our "blank check" preferred stock could be issued to prevent a business combination not desired by management or our current majority shareholders.

     Our articles of incorporation authorize the issuance of "blank check" preferred stock with such designations, rights and preferences as may be determined by our board of directors without shareholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in our control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

     Future sales of our common stock in the public market could lower our stock price.

     We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

     We presently do not intend to pay cash dividends on our common stock.

     We currently anticipate that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of the our business. Therefore, prospective investors who anticipate the need for immediate income by way of cash dividends from their investment should not purchase the shares offered in this offering.

Employees

     As of December 31, 2004, we had 17 full time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

     The following table sets forth certain information regarding the Company's current directors and executive officers.

                    Name                        Age                            Position
David B. McWilliams.........................     61    President and Chief Executive Officer, Director
Robert H. Gow...............................     71    Chairman of the Board
C. William Rouse............................     57    Chief Financial Officer
Jim  C. Williams............................     61    Chief Operating Officer
Mitzi Martinez-Montgomery...................     50    Vice President of Discovery and Preclinical Operations
Donna R. Rill...............................     50    Vice President of Operations
Sandy L. Livney.............................     49    Vice President of Administration / Controller
Anthony N. Kamin............................     44    Director
Paul M. Frison..............................     67    Director
Brian E. Rodriguez..........................     35    Director

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal executive offices and research facilities are located at 2408 Timberloch Place, Suite B-7, The Woodlands, Texas, and our telephone number is
(281) 272-9331. Our facilities are leased pursuant to operating leases for various terms. We believe that our lease is at a competitive or market rate and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease term. We currently hold an option on 4,800 square feet of office and manufacturing space which adjoins our current location.

     The Company conducts its research and development and clinical manufacturing in this 7,117 sq. ft. Woodlands facility and intends to continue to expand and enhance its state of the art manufacturing expertise. T cell and stem cell therapies can be manufactured in the same production suite; utilizing the same GMP trained personnel, thus allowing for significant operational synergy as the Company develops cellular products utilizing both technologies. The components of the manufacturing facility are a small gowning area, a common service area, and a GMP production suite for the manufacture of T cell and stem cell therapies with sufficient capacity for Phase I quantity products. The Company is planning to build a 1200 sq. ft. pilot facility for approximately $1 million which will provide the necessary manufacturing capacity for Phase II & III clinical trials as well as the option to further expand the facility as the multiple sclerosis diagnostic product is launched.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the period covered in this report to a vote of shareholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock of PharmaFrontiers is traded on the Bulletin Board under the Symbol PFTR (previously traded under the Symbol SPOU until July 2004). The quarterly ranges of high and low sales prices for the last two fiscal years are shown below and reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not reflect actual transactions:

          ----------------------------------------------------------------
          2004                                           HIGH        LOW
          ----------------------------------------------------------------
          Fourth Quarter                               $  9.50      $ 5.90
          ----------------------------------------------------------------
          Third Quarter                                $  8.15      $ 6.50
          ----------------------------------------------------------------
          Second Quarter                               $ 14.25      $ 0.01
          ----------------------------------------------------------------
          First Quarter                                $  0.03      $ 0.01
          ----------------------------------------------------------------

          ----------------------------------------------------------------
          2003                                           HIGH        LOW
          ----------------------------------------------------------------
          Quarter ended December 31                    $  1.50      $ 0.30
          ----------------------------------------------------------------
          Quarter ended September 30                      1.50        0.25
          ----------------------------------------------------------------
          Quarter ended June 30                           1.50        0.25
          ----------------------------------------------------------------
          Quarter ended March 31                          1.50        0.25
          ----------------------------------------------------------------


     No cash dividends have been declared on the Company common stock since the Company's inception and it is not anticipated that dividends will be declared on our common stock in the foreseeable future.

     As of December 31, 2004, there were approximately 193 holders of record of our Common Stock.

     Trades of our common stock may be subject to SEC Rule 15g-9, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Restrictions on Sales by Certain Existing Shareholders

     A total of 3,941,248 shares are subject to a lock-up agreement that precludes any sales prior to June 4, 2005 and, thereafter, limits sales of up to an aggregate of 492,656 shares of Company common stock per 90-day period. This lock-up will terminate if the last sales price of the Company common stock is at or above $10.00 per share for 10 out of 20 consecutive days, or upon a "change of control" transaction.

     A total of 891,820 shares are subject to another lock-up agreement effective May 2004 that limits sales of up to an aggregate of 74,319 shares of Company common stock per 90-day period. This lock-up agreement restriction will terminate if the last sales price of the Company common stock is at or above $10.00 per share for 10 out of 20 consecutive days commencing from the date of the Stock Transaction, or upon a "change of control" transaction.

     A total of 2,500,000 shares are subject to another lock-up agreement effective November 5, 2004 that precludes any sales prior to November 5, 2005 and, thereafter, limits sales of up to an aggregate of 312,500 shares of Company common stock per 90-day period. There is no termination provision in this lock-up agreement.

Equity Compensation Plan Information

     The following table sets forth information, as of December 31, 2004, with respect to the Company's compensation plans under which common stock is authorized for issuance. We issue options to officers, directors, employees and consultants under our stockholder approved 2004 Compensatory Stock Plan. Additionally, prior to July 2004, the Company issued warrants and options to certain officers, directors and consultants not approved by stockholders, which issuances were negotiated between the recipient and the Board of Directors on an issuance basis. We believe that the exercise price for all of the options set forth below reflects fair market value.

                             Number of Securities To      Weighted Average        Number of Securities
                             be Issued Upon Exercise      Exercise Price of      Remaining Available for
                             of Outstanding Options,    Outstanding Options,     Future Issuance Under
                               Warrants and Rights       Warrants and Rights    Equity Compensation Plans
                                                                                  (Excluding Securities
                                                                                  Reflected in Column A)

       Plan Category                   (A)                       (B)                        (C)

    Equity Compensation
     Plans Approved by              1,132,000                   $3.00                     868,000
      Security Holders

    Equity Compensation
   Plans Not Approved by              200,000                   $3.00                     -------
      Security Holders

           Total                    1,332,000                   $6.00                     868,000

Recent Sales of Unregistered Securities

     Set forth below is certain information concerning issuances of securities by the Company that were not registered under the Securities Act.

     On February 14, 2005 we completed the second traunch of a private offering of 15% convertible promissory notes (the "Notes"); we issued Notes with an aggregate principal amount of $6.1 million. The Notes are mandatorily exchangeable for securities at the earlier of an "Equity Financing" (as defined below) or upon maturity on November 30, 2005. The Notes and accrued interest are convertible at a purchase price equal to the weighted average gross offering price of our common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs, the Notes and accrued interest are convertible at $3.00 per share on November 30, 2005. An "Equity Financing" is defined as our raising at least $10,000,000 in one or a series of transactions of common stock or common stock equivalent securities prior to the maturity of the Notes. As additional consideration for the purchase of Notes, we issued to investors an aggregate of 612,468 shares of our common stock and, upon the earlier of an Equity Financing or maturity of the Notes, each investor will receive a one-year warrant to purchase shares of our common stock. Each warrant will be exercisable for that number of shares of common stock equal to the principal amount of the Note purchased divided by the warrant's exercise price. The warrant's exercise price will be equal to 50% of the weighted average gross offering price of equity issued in an Equity Financing or, if there is no Equity Financing, $3.00 per share.

     In December 2004 we issued to a director options to purchase 20,000 shares of Common Stock at the exercise price of $3.00 per share. The option vested 1/3 on signing and 1/3 will vest on each of the next two anniversaries provided that he remains a director upon such anniversary dates.

     In December 2004 we issued to a consultant options to purchase 80,000 shares of Common Stock at the exercise price of $3.00 per share. The option will vest 1/3 on the first anniversary of signing and 1/3 on each of the next two anniversaries provided that he remains a consultant upon such anniversary dates.

     In November 2004 we issued to an advisor options to purchase 20,000 shares of Common Stock at the exercise price of $3.00 per share. The option will vested upon the first anniversary of the signing date.

     In November 2004 the Company issued to four employees options to purchase an aggregate of 275,000 shares of Common Stock at the exercise price of $3.00 per share. The options will vest 1/3 on the first anniversary of signing and 1/3 on each of the next two anniversaries provided that the employee remains employed upon such anniversary dates.

     In November 2004 we issued to an advisor an option to purchase 50,000 shares of Common Stock at the exercise price of $3.00 per share. The option will vest 1/3 on the first anniversary of signing and 1/3 on each of the next two anniversaries provided that he remains an advisor upon such anniversary dates.

     In November 2004, we issued 2,500,000 shares to 30 accredited investors in connection with the acquisition of Opexa Pharmaceuticals, of which 250,000 shares are subject to an escrow agreement.

     In November 2004 we issued to a director an option to purchase 20,000 shares of Common Stock at the exercise price of $3.00 per share. The option vested 1/3 on signing and 1/3 on each of the next two anniversaries provided that he remains a director upon such anniversary dates.

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

     Except as otherwise noted, all sales of the Company's securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Organizational History

     The Company was incorporated in Texas in 1986 and originally engaged in businesses other than the biopharmaceutical business. These other business operations were terminated in February 2002. In May 2004, we entered the biopharmaceutical business by acquiring an entity that held rights to treatments using adult pluripotent stem cells derived from adult human peripheral blood, and in connection therewith we changed our name to our current corporate name. From an accounting standpoint, the subsidiary is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization/reverse merger. As such, our financial statements are those of the subsidiary On November 5, 2004, we acquired Opexa Pharmaceuticals, Inc., which holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells.


     The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Critical Accounting Policies

     General

     The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to its management at the time the estimates were made. The significant accounting policies are described in the Company's financial statements (See Note 1 in the Notes to Consolidated Financial Statements).

     Principles of consolidation

     The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Long-lived assets

     Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at December 31, 2004.

     Revenue

     We did not receive any revenue in 2004 and do not expect any revenue in 2005.

     Intellectual Property

     As of December 31, 2004, we had $27,042,834 of intellectual property, $23,991,128 of which resulted from the acquisition of Opexa Pharmaceuticals and $3,051,706 which pertained to the consideration paid to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of December 31, 2004 is approximately 16.5 years. The weighted average useful life of the University of Chicago license is 19 years. Accumulated amortization for the Intellectual Property as of December 31, 2004 is $251,761. The Company obtained a fairness opinion from an independent investment banking firm with respect to the Opexa acquisition. In accordance with FAS 142, the Board authorized an impairment analysis as of December 31, 2004. No impairment existed.

Results of Operations and Financial Condition

     Revenue

     Net Sales. We recorded no sales for the twelve months ended December 31, 2004 and 2003.

     General and Administrative Expenses

     Our general and administrative expenses increased during the twelve months ended December 31, 2004, to $3,127,488 as compared to $80,801 from January 22, 2003 ("Inception") to December 31, 2003. The increase in general and administrative expenses is due primarily to the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims as well as license milestone fees to the University of Chicago. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities.

     Research and Development Expense

     Research and development expense increased to 632,621 for the twelve months ended December 31, 2004, compared to $ -0 - from Inception to December 31, 2003. The increase is primarily related to the acquisition of Opexa Pharmaceuticals and its ongoing Phase I/II Clinical Trial for Tovaxin as well as the beginning of the Pre-Clinical Studies for our Cardiac and Diabetes Stem Cell Therapies.

     Interest Expense

     Interest will accrue at a rate of 15% per annum. The Notes are mandatorily exchangeable for securities at the earlier of an Equity Financing (as defined below) or upon maturity on November 30, 2005. The Notes and accrued interest are convertible at a purchase price equal to the weighted average gross offering price of the Company common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs, the Notes and accrued interest are convertible at $3.00 per share. An Equity Financing is defined as a Company raise of at least $10,000,000 in one or a series of transactions of common stock or common stock equivalent securities prior to the maturity of the Notes. Interest will be paid in cash or at the option of the Company, in shares of common stock valued at $3.00 per share.

     Net loss

     We had net loss for the year ended December 31, 2004, of $4,620,664 or ($.73) per share (basic and diluted), compared with a net loss of $126,003, from Inception to December 31, 2003. The primary reason for the increase in net loss is due to the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with us which provide for salary payments. The increase in net loss is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims as well as license milestone fees to the University of Chicago. Such anticipated future expenses may include research and development, professional and consulting fees, and expenses associated with manufacturing facilities.

Liquidity and Capital Resources

     Since our Inception, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services). During the six months ended February 2005, the Company privately placed an aggregate principal amount of $6.1 million of 15% Notes. The Notes are mandatorily exchangeable for securities at the earlier of an Equity Financing or upon maturity on November 30, 2005. The Notes and accrued interest are convertible at a purchase price equal to the weighted average gross offering price of the Company common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs, the Notes and accrued interest are convertible at $3.00 per share. As additional consideration for the purchase of Notes, the Company issued to investors an aggregate of 612,688 shares of Company common stock and, upon the earlier of an Equity Financing or maturity of the Notes, each investor will receive a one-year warrant. The number of shares of common stock underlying the warrant each investor will be issued will be determined by dividing the aggregate principal amount of the Notes by the exercise price. The exercise price will be equal to 50% of the weighted average gross offering price of Company equity issued in an Equity Financing or, if there is no Equity Financing, $3.00.

     As of December 31, 2004, the Company had cash of $851,992. Giving effect to the closing of the sale of the Notes in February 2005, we believe we have sufficient cash to fund current operations through June 2005. The Company's current burn rate in the first quarter of 2005 was $500,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase to $850,000 per month in the second through the fourth quarters of 2005. The Company believes that we will need a minimum of $9,000,000 to fund our operations for fiscal 2005. This money will be used for research and development and for general and administrative expenses. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

Contractual Commitments

     The Company has exercised its option with the Landlord to renew the lease on its executive offices and research facilities for a term of five years with an option for an additional five years at the then prevailing market rate. Management is waiting on final construction pricing in order to finalize the rental rate on the lease renewal.

     In its acquisition of Opexa in November 2004, which acquisition was previously announced on a Current Report on Form 8-K filed on November 8, 2004, the Company assumed a lease on a 32,041 square foot office/warehouse facility used as Opexa's headquarters located in Houston, TX. This facility was deemed unsuitable for future expansion and a lease termination was negotiated by the Company which terminated the remaining eight year obligation and reduced the annual facility expenses by $215,000. The lease termination required for a final monthly lease payment for February 2005, surrender of the security deposit in the amount of $15,380, and a lease termination fee of $56,763. The agreement also contains a mutual release provisions releasing both parties from any claims each may hold against the other under the lease dated on or about May 31, 2002.

Off-Balance Sheet Arrangements

     As of December 31, 2004, the Company had no off-balance sheet arrangements.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123--revised 2004 ("SFAS 123R"), Share-Based Payments, which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income.

     The accounting provisions of SFAS 123R will be effective for the Company for reporting periods beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 1 of the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for Fiscal 2003 through Fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. The Company is evaluating the terms and structure of its current share based payments and does not expect the adoption to have a significant, adverse impact on the consolidated statements of income and net income per share as it relates to current granted options and warrants as of the date of the adoption.

     In January 2003, the FASB issued Interpretation No. 46(R) ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 addresses consolidation by business enterprises of variable interest entities (formerly special purpose entities). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. The objective of FIN 46 is not to restrict the use of variable interest entities, but to improve financial reporting by companies involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements are effective for the first period that ends after March 15, 2004; the Company elected to adopt the requirements effective for the reporting period ending December 31, 2004. The adoption of FIN 46 had no effect on the consolidated financial statements.


ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
   PharmaFrontiers Corp.
   (a development stage company)
   The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of PharmaFrontiers Corp., ("Pharma")(a development stage company), as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and the period from January 22, 2003 (Inception) through December 31, 2003 and 2004. These consolidated financial statements are the responsibility of Pharma's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma as of December 31, 2004 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Pharma will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Pharma has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 23, 2005

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

Current Assets
  Cash                                                             $    851,992
  Prepaid expenses                                                       94,337
                                                                   -------------
     Current assets                                                     946,329

Intangible assets, net of $251,761 of
 accumulated amortization                                            26,791,073
Property & equipment, net of $184,318
 of accumulated depreciation                                            341,984
                                                                   -------------
     Total Assets                                                  $ 28,079,386
                                                                   =============


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $  1,188,617
  Accrued expenses                                                      233,831
  Convertible notes, net of
   unamortized discount of $2,619,754                                   608,221
  Stock payable to convertible note holders                             367,243
  Notes payable                                                       2,485,253
                                                                   -------------
     Total Current Liabilities                                        4,883,165
                                                                   -------------

Commitments and Contingencies                                                 -

Stockholders' Equity
  Convertible preferred stock, no par value,
   10,000,000 shares authorized, none issued and outstanding                  -
  Common stock, $.05 par value, 50,000,000 shares
   authorized, 10,059,838 shares issued and outstanding                 502,992
  Additional paid in capital                                         27,439,896
  Deficit accumulated during the development stage                   (4,746,667)
                                                                   -------------
     Total Stockholders' Equity                                      23,196,221
                                                                   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 28,079,386
                                                                   =============

                 See accompanying summary of accounting policies and notes to consolidated financial statements

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
        Year ended December 31, 2004 and the Period from January 22, 2003
                 (Inception) through December 31, 2003 and 2004


                                                      Inception      Inception
                                                       through        through
                                        2004             2003           2004
                                    -------------    -----------   -------------

General and administrative          $  3,127,488     $   80,801    $  3,208,289
Research and development                 632,621              -         632,621
                                    -------------    -----------   -------------

       Net operating loss             (3,760,109)       (80,801)     (3,840,910)

Interest income                            5,992              -           5,992
Other income                               2,379              -           2,379
Interest expense                        (868,926)       (45,202)       (914,128)
                                    -------------    -----------   -------------

NET LOSS                            $ (4,620,664)    $ (126,003)   $ (4,746,667)
                                    =============    ===========   =============

Basic and diluted loss per share    $       (.73)           N/A

Weighted average shares outstanding    6,309,145            N/A


                 See accompanying summary of accounting policies and notes to consolidated financial statements


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           From January 22, 2003 (Inception) through December 31, 2004


                                                                                   Deficit
                                                                                 Accumulated
                                                                                 During the
                                                   Common Stock                  Development
                                              Shares            Amount              Stage              Total
                                           ----------         -----------        -----------        -----------
Shares issued for cash                      5,250,000            $  1,000        $         -        $     1,000
Shares repurchased and cancelled           (1,706,250)               (325)                 -               (325)
Discount relating to:
  - beneficial conversion feature                   -              28,180                  -             28,180
  - warrants attached to debt                       -              28,180                  -             28,180
Net loss                                            -                   -           (126,003)          (126,003)
                                           ----------         -----------        -----------        -----------
Balances at December 31, 2003               3,543,750              57,035           (126,003)           (68,968)

Shares issued for:
  - cash                                       22,500               9,000                  -              9,000
  - services                                2,065,000             849,000                  -            849,000
  - license                                   242,688             427,075                  -            427,075
  - reverse merger with Sportan               997,399            (147,733)                 -           (147,733)
  - acquisition of Opexa                    2,500,000          23,750,000                  -         23,750,000
  - additional shares attached to
    convertible debt                          161,000             288,366                  -            288,366
  - conversion of convertible notes           607,501             248,370                  -            248,370
Shares cancelled                              (80,000)                  -                  -                  -
Offering costs relating to
  convertible debt                                  -            (365,909)                 -           (365,909)
Discount relating to:
  - beneficial conversion feature                   -             855,849                  -            855,849
  - warrants attached to debt                       -           1,848,502                  -          1,848,502
Option expense                                      -             123,333                  -            123,333
Net loss                                            -                   -         (4,620,664)        (4,620,664)
                                           ----------         -----------        -----------        -----------
Balances at December 31, 2004              10,059,838          27,942,888        $(4,746,667)       $23,196,221
                                           ==========                            ===========        ===========
Less:  par                                                        502,992
                                                              -----------
Additional paid in capital                                    $27,439,896
                                                              ===========

                 See accompanying summary of accounting policies and notes to consolidated financial statements


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Year ended December 31, 2004 and the Period from January 22, 2003
                 (Inception) through December 31, 2003 and 2004

                                                                                   Inception          Inception
                                                                                    through            through
                                                                    2004             2003               2004
                                                                 -----------       ---------         -----------
Cash flows from operating activities
  Net loss                                                        $(4,620,664)      $ (126,003)        $(4,746,667)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Stock issued for services                                       849,000                -             849,000
      Amortization of discount on
        notes payable due to warrants
        and beneficial conversion feature                             753,812           42,755             796,567
         Amortization of intangible assets                            251,761                -             251,761
         Depreciation                                                  13,058                -              13,058
         Option expense                                               123,333                -             123,333
         Loss on disposition of fixed assets                          457,122                -             457,122
    Changes in:
         Accounts payable                                              58,670              137              58,807
         Prepaid expenses                                             (38,950)               -             (38,950)
         Accrued expenses                                              23,822            7,504              31,326
                                                                  -----------        ---------         -----------
  Net cash used in
    operating activities                                           (2,129,036)         (75,607)         (2,204,643)
                                                                  -----------        ---------         -----------

Cash flows from investing activities
  Purchase of licenses                                               (232,742)               -            (232,742)
  Purchase of property & equipment                                   (173,004)               -            (173,004)
                                                                  -----------        ---------         -----------
  Net cash used in
    investing activities                                             (405,746)               -            (405,746)
                                                                  -----------        ---------         -----------
Cash flows from financing activities
  Common stock sold for cash                                            9,000            1,000              10,000
  Common stock repurchased and canceled                                                   (325)               (325)
  Payments on license notes payable                                    (5,000)               -              (5,000)
  Proceeds from debt                                                3,382,706           75,000           3,457,706
                                                                  -----------        ---------         -----------
  Net cash provided by
    financing activities                                            3,386,706           75,675           3,462,381
                                                                  -----------        ---------         -----------
Net change in cash                                                    851,924               68             851,992
Cash at beginning of year                                                  68                -                   -
                                                                  -----------        ---------         -----------
Cash at end of year                                               $   851,992        $      68         $   851,992
                                                                  ===========        =========         ===========


                 See accompanying summary of accounting policies and notes to consolidated financial statements


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
        Year ended December 31, 2004 and the Period from January 22, 2003
                 (Inception) through December 31, 2003 and 2004


                                                             Inception          Inception
                                                              through            through
                                              2004             2003               2004
                                           -----------       ---------         -----------
NON-CASH TRANSACTIONS
  Issuance of common stock for
    purchase of Opexa                      $23,750,000       $       -         $23,750,000
  Issuance of common stock to
    Sportan shareholders                       147,733               -             147,733
  Issuance of common stock for
    University of Chicago license              427,075               -             427,075
  Conversion of notes payable
    to common stock                            248,370               -             248,370
  Conversion of accounts payable
    to note payable                             93,364               -              93,364
  Discount on convertible notes
    relating to:
    - warrants                               1,848,502          28,180           1,876,682
    - beneficial conversion feature            855,849          28,180             884,029
    - stock attached to notes                  288,366               -             288,366


                 See accompanying summary of accounting policies and notes to consolidated financial statements

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PharmaFrontiers Corp. ("Pharma") was incorporated in Texas on January 22, 2003 as a biopharmaceutical company engaged in developing autologous personalized cell therapies. During the development stage, Pharma acquired the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University of Chicago ("Argonne"). This is an exclusive license to a stem cell technology in which adult pluripotent stem cells are derived from monocytes obtained from the patient's own blood. (the "License"). A patent application was filed in November 2003, with the United States Patent and Trade Office regarding the technology involved in the License.

On October 7, 2004 Pharma entered into an agreement to acquire all of the outstanding stock of Opexa Pharmaceuticals, Inc. ("Opexa"). The agreement closed on November 5, 2004. A total of 2,500,000 shares of Pharma's common stock were exchanged for all the outstanding stock of Opexa's of which 250,000 shares is held in escrow and the balance of 2,250,000 was issued to Opexa's shareholders in December 2004. The acquisition was accounted for under the purchase method, where all of Opexa's assets are restated to their fair market value on the acquisition date, which approximated book value. The 2,500,000 shares of Pharma were valued at $23,750,000 or $9.50 per share, which represents their current value at the time. See note 12 for details.

Opexa holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells and is currently in FDA Phase I/II human dose ranging clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis.

Basis of presentation. The consolidated financial statements include the accounts of Pharma and its wholly-owned subsidiary, Opexa. Significant inter-company accounts and transactions have been eliminated.

Reclassifications. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 consolidated financial statement presentation.

Use of Estimates in Financial Statement Preparation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock-Based Compensation. Pharma accounts for stock-based compensation under the intrinsic value method. Under this method, Pharma recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                Inception             Inception
                                                                 through               through
                                           2004                    2003                  2004
                                          -----------           -----------           ------------
Net loss as reported                      $(4,620,664)          $ (126,003)           $(4,746,667)
  Add: stock based compensation
       determined under intrinsic
       value-based method                     123,333                    -                123,333

  Less: stock based compensation
        determined under fair value-
        based method                         (153,364)                   -               (153,364)
                                          -----------           -----------           ------------

Pro forma net loss                        $(4,650,695)          $ (126,003)           $(4,776,698)
                                          ===========           ===========           ============
Basic and diluted net loss
per common share:
As reported                                    $(.73)                  N/A                    N/A
Pro forma                                      $(.74)                  N/A                    N/A

The weighted average fair value of the stock options granted during 2004 was $3.09. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 0.1% to 796.30% and (4) zero expected dividends.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Research and development. Research and development expenses include salaries and related employee expenses and consulting fees, facility costs, and laboratory costs. All costs for research and development activities are expensed as incurred. Pharma expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured.


Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation" SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Pharma has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Pharma during the calendar year 2006.

Pharma does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.


NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Pharma incurred recurring net losses of, respectively, has an accumulated deficit of $4,746,667 and a working capital deficit of. These conditions raise substantial doubt as to Pharma's ability to continue as a going concern. Management is trying to raise additional capital through sales of convertible debt and equity. The consolidated financial statements do not include any adjustments that might be necessary if Pharma is unable to continue as a going concern.


NOTE 3 - LICENSE AGREEMENT

In February 2004, Pharma entered into an agreement with the University of Chicago ("University") for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University. In consideration for the license, Pharma paid the University

$57,742 and agreed to issue 375,375 shares of its common stock. 187,688 shares valued at $75,075 were issued on February 20, 2004. In December 2004, the License Agreement was amended granting Pharma an exclusive, non-transferable worldwide license to the University's stem cell technology. In consideration for the amendment, Pharma paid the University an additional $175,000, issued the University 55,000 shares of common stock valued at $352,000, bringing the total ownership of Pharma by the University to 242,688 shares, agreed to pay the University $1,500,000 on the earlier of October 30, 2005 or upon the closing of a Pharma financing where proceeds are greater than $10 million and agreed to issue the University shares of Pharma common stock, including the shares already issued, equal to 2.6% of the total outstanding number of shares after conversion of the 15% exchangeable convertible subordinated promissory notes upon the later of the First financing or November 30, 2005 and after issuance of any and all equity in the form of stock at the close of the first Financing.

In June of 2004, Pharma paid $50,000 to The University of Texas MD Anderson Cancer Center for the option to negotiate a licensing agreement for the use of peripheral blood stem cells for cardiac regeneration. The option to negotiate the licensing agreement expired on September 21, 2004 and the non-refundable fee of $50,000 was written off at the end of the fourth quarter.


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2004:

      Description                                      Life            Amount
      ------------                                     -------      ----------
      University of Chicago license (see note 3)       19 years      3,051,706
      Opexa intangible group (see note 12)             16 years     23,991,128
                                                                    ----------
                                                                    27,042,834
      Less: accumulated amortization
                                                                    ----------
                                                                    26,791,073
                                                                    ==========

Amortization expense totaled $251,761 and $0 in fiscal 2004 and 2003, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at:

      Description                                      Life            Amount
      -----------------------                          ----------   ----------
      Leasehold improvements                            5   years    $  29,795
      Computer equipment                                3   years       50,669
      Office furniture and equipment                   3-5  years      224,218
      Laboratory equipment                             5-10 years      221,620
                                                                    ----------
                                                                       526,302
      Less: accumulated depreciation                                  (184,318)
                                                                    ----------
                                                                       341,984
                                                                    ==========

Depreciation expense totaled $13,058 and $0 in fiscal 2004 and 2003, respectively.

NOTE 6 - INCOME TAXES

Pharma uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004 and 2003, Pharma incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,000,000 at December 31, 2004, and will expire in the years 2023 through 2024.

At December 31, 2004, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses                     $    1,020,000
                    Less:  valuation allowance                   (1,020,000)
                                                             --------------
                  Net deferred tax asset                     $            -
                                                             ==============


NOTE 7 - THIRD PARTY CONVERTIBLE NOTES & STOCK PAYABLE TO NOTE HOLDERS

During 2004, Pharma issued convertible notes to investors totaling $3,227,975. A description of the notes is as follows:

     o Maturity: The notes mature on November 30, 2005, at which time the principal amount of the notes will be mandatorily convertible into shares of common stock at the conversion price (as described below).

     o Interest: Interest will accrue at a rate of 15% per annum. If Pharma completes an Equity Financing prior to November 30, 2005, interest will be converted to common stock using a conversion price of the weighted average gross offering price of Pharma's common stock or common stock equivalents issued in the Equity Financing. If no such Equity Financing occurs, the accrued interest is convertible at $3.00 per share.

     o Mandatory Exchange: In the event Pharma raises $10,000,000 in one or a series of transactions by selling common stock or common stock equivalents prior to the maturity of the notes ("Equity Financing"), the principal amount of the notes will by automatically exchanged for the same type of securities issued in the Equity Financing. The exchange will occur upon the closing of the Equity Financing. The conversion price used for the mandatory exchange will be equal to the weighted average gross offering price of the common stock or common stock equivalents sold in the Equity Financing. Pharma will pay accrued interest on the closing date in cash or shares of common stock valued at the common stock offering price of the Equity Financing.

     o Conversion and conversion price: In the event that there is no Equity Financing, the principal amount of the notes will automatically convert into common stock and Pharma will have the right to pay the accrued interest on notes in cash or with shares of common stock. The number of shares of common stock shall be determined by dividing the amount owed by $3.00. The conversion price may be adjusted from time to time upon the occurrence of certain specified events.

     o Additional shares: For each $100,000 loaned to Pharma, 10,000 shares of common stock will be issued.

     o Warrants: If the notes are mandatorily exchanged for Pharma securities, Pharma will issue investors one-year warrants. The number of warrants issued will be determined by dividing the aggregate principal amount of the notes by the exercise price. The exercise price of the warrants will be equal to 50% of the weighted average gross offering price of the common stock or common stock equivalents issued in the Equity Financing. If there is no Equity Financing prior to the maturity of the notes, Pharma will issue note holders warrants identical to those issued upon a mandatory exchange, except that the exercise price shall equal the conversion price.

The proceeds from the notes have been discounted for the relative fair value of the warrants, the stock, and beneficial conversion feature. All discounts will be amortized over the life of the notes. As of December 31, 2004, the stock has not been issued. A summary of the notes is as follows:

                                                         Notes         Stock
                                                       Payable       Payable
                                                   -----------     ---------

         Gross proceeds from notes                 $ 3,227,975     $       -
         Less: Relative fair value of:
                 stock payable to note holders        (655,608)      655,608
                 warrants                           (1,782,510)            -
                 beneficial conversion feature        (789,857)            -
                 amounts already issued                      -      (288,365)
         Add: amortization of discounts                608,221             -
                                                   -----------     ---------
         Carrying amount of notes and stock on
           December 31, 2004                       $   608,221     $ 367,243
                                                   ===========     =========

As of December 31, 2004, Pharma had only issued 161,000 of the 322,978 additional common shares due to note holders. The relative fair value of the remaining 161,978 shares totaled $367,243 and is accrued as of December 31, 2004.

NOTE 8 - NOTES PAYABLE

Notes payable to third parties consists of the following:

                 Note payable to a vendor for services;
                   12% interest; due in February 2005;
                   unsecured                                     $   58,614

                 Note payable to individual; interest of
                   12%; due on demand; unsecured                     34,750

                 Note payable to the University of Chicago;
                   no interest; due earlier of Pharma raising
                   $10,000,000 in an Equity Financing or
                   October 30, 2005; secured by license
                   (see note 3 for details)                       1,500,000

                 Stock payable to the University of Chicago
                   equal to 2.6% of outstanding shares;
                   no interest; due later of Pharma raising
                   $10,000,000 in an Equity Financing or
                   November 30, 2005; secured by license
                   (see note 3 for details)                         891,889
                                                                 ----------
                 Total                                           $2,485,253
                                                                 ==========

NOTE 9 - STOCK PURCHASE AGREEMENT

In June 2004, Pharma was acquired by Sportan United Industries, Inc. in a transaction accounted for as a reverse acquisition. Pharma's shareholders were issued 6,386,439 Sportan shares in exchange for 100 percent of the outstanding common shares of Pharma. Immediately following this transaction, Sportan changed its name to Pharma and 7,383,838 shares were outstanding.


NOTE 10 - EQUITY

In 2003, Pharma sold 5,250,000 shares of common stock for $1,000 in cash. On April 2, 2003, 1,706,250 shares were reacquired for $325 and canceled.

Additional contributions to capital of $56,360 resulted from the discounted value to notes payable due to warrants and beneficial conversion features attached to convertible notes issued in 2003.

During 2004, 22,500 shares of common stock were sold for $9,000 in cash.

During 2004, 2,065,000 shares of common stock valued at their then fair value of $849,000 were issued to Pharma's employees and consultants for their services.

In February 2004, 187,688 shares of common stock valued at their then fair value of $75,075 were issued to the University of Chicago per the terms of a license agreement. In December 2004, 55,000 shares of common stock valued at their then fair value of $352,500 were issued to the University of Chicago per the terms of an amended license agreement. See note 3 for details.

In June 2004, 997,399 shares of common stock were issued for net liabilities of $147,733 to Sportan's shareholders for the reverse merger with Sportan. See note 9 for details.

In November 2004, 2,500,000 shares of common stock valued at their then fair value of $23,750,000 were issued to 30 accredited investors in connection with the acquisition of Opexa Pharmaceuticals, of which 250,000 shares are subject to an escrow agreement. See note 12 for details.

In December 2004, 161,000 shares of common stock with a relative fair value of $288,366 were issued to note holders as their additional shares for their subscription investment in Pharma. See note 7 for details.

During 2004, 607,501 shares of common stock were issued to note holders for the conversion of $248,370 of principal and interest from convertible notes.

In November 2004, 80,000 shares of common stock were cancelled pursuant to the terms of an employment separation agreement.

Offering costs of $365,909 related to the convertible notes issued in 2004 that are mandatorily convertible were charged to additional paid in capital. Additional contributions to capital of $2,827,684 relating to the discounted value to notes payable from warrants and beneficial conversion features attached to convertible notes issued in 2004. See note 7 for details.


NOTE 11 - STOCK OPTION PLAN

In 2004 Pharma adopted the 2004 Stock Option Plan ("the Plan"). The Plan provides for the granting of stock options to employees and consultants of Pharma.

Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Pharma employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Pharma employees and consultants. The Board of Directors has discretion to determine the number, term, exercise price and vesting of all grants. 150,000 warrants were granted to investors related to the convertible notes in 2003. 1,165,000 options were granted to employees and consultants in 2004 and 1,427,993 warrants were granted to investors related to the convertible notes in 2004.

Summary information regarding options is as follows:

                                                      Weighted                            Weighted
                                                       Average                             Average
                                                      Exercise                            Exercise
                                      Options            Price           Warrants            Price
                                    ---------         --------          ---------         --------
Year ended December 31, 2003:
  Granted                                   -         $      -            150,000        $    .10
                                    ---------         --------          ---------         --------
Outstanding at December 31, 2003            -                -            150,000              .10

Year ended December 31, 2004:
  Granted                           1,165,000             3.22          1,427,993             2.29
                                    ---------         --------          ---------         --------
Outstanding at December 31, 2004    1,165,000         $   3.22          1,577,993         $   2.08
                                    =========         ========          =========         ========


Options and warrants outstanding and exercisable as of December 31, 2004:

Exercise    Remaining           Options           Options        Warrants           Warrants
Price            Life       Outstanding       Exercisable     Outstanding        Exercisable
--------    ---------       -----------      ------------     -----------       ------------
$5.00         5 years           130,000                 -               -                  -
 3.00         5 years         1,035,000            23,333               -                  -
 3.00          1 year                 -                 -       1,075,991          1,075,991
  .10          1 year                 -                 -         502,002            502,002
                            -----------      ------------     -----------       ------------
                              1,165,000            23,333       1,577,993          1,577,993
                            ===========      ============     ===========       ============

As of December 31, 2004, there were no options or warrants outstanding to purchase Opexa common stock.


NOTE 12 - PURCHASE OF OPEXA

On October 7, 2004 Pharma entered into an agreement to acquire all of the outstanding stock of Opexa. The agreement closed on November 5, 2004. Pharma issued Opexa shareholders 2,500,000 shares of Pharma's common stock for all of the outstanding stock of Opexa. 250,000 of the 2,500,000 shares were put in escrow. The acquisition was accounted for under the purchase method, where all of Opexa's assets are restated to their fair market value on the acquisition date, which approximated book value. The 2,500,000 shares of Pharma were valued at their then fair value of $23,750,000 or $9.50 per share.

Pharma acquired Opexa because Opexa holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells and is currently in FDA Phase I/II human dose ranging clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis.

The results of operations for Opexa from November 6, 2004 through December 31, 2004 are included in the Statement of Expenses and the Statement of Cash Flows.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

        Current assets                                          $    55,387
        Property, plant and equipment, net                          639,160
        Intangible assets                                        23,991,128
                                                                -----------
        Total assets acquired                                    24,685,675
                                                                -----------
        Current liabilities                                         935,675
                                                                -----------
        Total liabilities assumed                                   935,675
                                                                -----------
        Net assets acquired                                     $23,750,000
                                                                ===========

Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of December 31, 2004 is approximately 16.5 years.

The following shows the pro forma results of operations as though the purchase of Opexa had been completed as of January 1, 2003:

                                                                   Inception
                                                                    through
                                            2004                     2003
                                          ------------             ------------

  General and administrative              $  4,289,023             $  1,482,810
  Research and development                   2,383,780                1,408,904
                                          ------------             ------------

       Net operating loss                   (6,672,803)              (2,891,714)

  Interest income                               11,649                   21,406
  Other income                                  28,008                      602
  Interest expense                            (869,661)                 (45,202)
                                          ------------             ------------
  NET LOSS                                $ (7,502,807)            $ (2,914,908)
                                          ============             ============

  Basic and diluted loss per share            $(1.19)                       N/A

  Weighted average shares outstanding        6,309,145                      N/A


NOTE 13 - BOARD OF DIRECTORS AGREEMENTS

In April and May of 2004, Pharma entered into agreements with four individuals that will comprise Pharma's Board of Directors. The agreements resulted in the authorization of 200,000 shares of common stock and compensation of $51,000 per year.


NOTE 14 - COMMITMENT AND CONTINGENCIES

In 2003 and part of 2004, Pharma's principal office was in the office of one of Pharma's shareholders pursuant to a verbal agreement on a rent-free month-to-month basis.

After purchasing Opexa, Pharma assumed an eighteen-month operating lease from Opexa for a research facility. The lease commenced in June 2003 and was due to expire in November 2004. Pharma extended the lease until March 31, 2005. Pharma has the option to exercise two 5 year renewals extending the lease to March 31, 2010 and if the second option is exercised, extending the lease to March 31, 2015. Basic rent expense charged to operations for fiscal 2004 and 2003 was $14,234 and $0 respectively.

Future minimum lease payments under the non-cancelable operating lease are $21,351 for 2005 and none thereafter.

NOTE 15 - SUBSEQUENT EVENTS

On February 14, 2005 Pharma completed the second traunch of a private offering of 15% convertible promissory notes (the "notes") and issued notes with an aggregate principal amount of $6.1 million. The notes are mandatorily exchangeable for common stock at the earlier of an "Equity Financing" (as defined below) or upon maturity on November 30, 2005. The notes and accrued interest are convertible at a conversion price equal to the weighted average gross offering price of the common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs, the notes and accrued interest are convertible at $3.00 per share on November 30, 2005. An "Equity Financing" is defined as Pharma raising at least $10,000,000 in one or a series of transactions of common stock or common stock equivalents prior to the maturity of the notes. As additional consideration for the purchase of notes, Pharma issued to investors an aggregate of 612,468 shares of common stock and, upon the earlier of an Equity Financing or maturity of the notes, each investor will receive a one-year warrant to purchase shares of common stock. Each warrant will be exercisable for that number of shares of common stock equal to the principal amount of the note divided by the warrant's exercise price. The warrant's exercise price will be equal to 50% of the weighted average gross offering price of equity issued in an Equity Financing or, if there is no Equity Financing, $3.00 per share.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

     In accordance with the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There has been no change in our internal controls over financial reporting that occurred during the year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.  OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEMS 9, 10, 11, AND 12

     These items have been omitted in accordance with the general instructions to Form 10-KSB. The information required by these items will be included in the Company's definitive proxy or information statement to be filed no later than May 2, 2005, and are incorporated by reference in this annual report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.  The following exhibits of the Company are included herein.

     Exhibit No.           Description
     -----------           -----------

     Exhibit 2.1           Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company's Current
                           Report on Form K filed June 4, 2004)
     Exhibit 2.2           Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                           8-K filed October 8, 2004)
     Exhibit 3.1           Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the
                           Company's Definitive Information Statement filed on June 29, 2004)
     Exhibit 3.2           By-laws
     Exhibit 4.1           Form of Common Stock Certificate (incorporated by reference to Exhibit 2.3 to the Company's
                           Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999
     Exhibit 10.1          2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company's
                           Definitive Information Statement filed on June 29, 2004)
     Exhibit 10.2          Employment  Agreement of David McWilliams (incorporated by reference to Exhibit 10.1 to the
                           Company's Quarterly Report on Form 10-QSB filed November 16, 2004)
     Exhibit 10.3          Second Amended Employment Agreement of William Rouse (incorporated  by reference to Exhibit
                           99.1 to the Company's Current Report on Form 8-K filed February 4, 2005)
     Exhibit 10.4          Amended Employment Agreement of Warren C. Lau (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 4, 2005)

     Exhibit 10.5          Director's Agreement of David McWilliams (incorporated by reference to Exhibit 10.4 to the
                           Company's Quarterly Report on Form 10-QSB filed November 16, 2004)
     Exhibit 10.6(1)       Director's Agreement of Robert H. Gow
     Exhibit 10.7(1)       Director's Agreement of Paul Frison
     Exhibit 10.8(1)       Director's Agreement of Tony Kamin
     Exhibit 10.9          Director's Agreement of Brian Rodriguez (incorporated by reference to Exhibit 10.2 to the
                           Company's Quarterly Report on Form 10-QSB filed November 16, 2004)
     Exhibit 10.10         Scientific Board Advisory Agreement of Yong Zhao (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed November 16, 2004)
     Exhibit 10.11         Termination Settlement and Release Agreement with R. Wayne Fritzsche (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed February 4, 2005)
     Exhibit 10.12(1)      Form of Note Agreement, Note and Form of Registration Agreement
     Exhibit 10.13(1)      Form of Warrant Agreement
     Exhibit 10.14(1)(2)   Amended and Restated License Agreement with Baylor College of Medicine
     Exhibit 10.15(1)(2)   Amended and Restated License Agreement with University of Chicago
     Exhibit 31.1(1)       Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 31.2(1)       Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.1(1)       Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002
     Exhibit 32.2(1)       Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(1)      Filed herewith.
(2)      Portions of this exhibit have been omitted based on a request for confidential treatment pursuant to the Rule 24b-2 of the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14.  Principal Accounting Fees and Services

The aggregate fees billed by the principal accountant, Malone & Bailey PLLC, for the three quarterly reviews and related audit services for the period ending December 31, 2004 were $81,575.

No other fees were billed for services by Malone & Bailey, PLLC other than those covered in the preceding paragraph. No professional fees were billed for financial information, tax advice or planning, or system design and implementation.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

                      PHARMAFRONTIERS CORP.

                      By: /s/ DAVID B. MCWILLIAMS
                          -----------------------
                      David B. McWilliams, President and Chief Executive Officer

                      Date: April 14, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                              Date
         ---------                                   -----                              ----

/s/ DAVID B. MCWILLIAMS                     President and Chief Executive Officer       April 14, 2005
-----------------------
David B. McWilliams


/s/ C. WILLIAM ROUSE                        Chief Financial Officer and                 April 14, 2005
-----------------------                     Principal Accounting Officer
C. William Rouse

/s/ ROBERT H. GOW                           Chairman of the Board                       April 14, 2005
-----------------------
Robert H. Gow


/s/ ANTHONY N. KAMIN                        Director                                    April 14, 2005
-----------------------
Anthony N. Kamin


/s/ PAUL M. FRISON                          Director                                    April 14, 2005
-----------------------
Paul M. Frison


/s/ BRIAN E. RODRIGUEZ                      Director                                    April 14, 2005
-----------------------
Brian E. Rodriguez