Form 10QSB
period 2005-03-31
PHARMAFRONTIERS CORP
filed 2005-05-10
CIK 1069308

UNITED STATES SECURITIES AND
                               EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-25513

                              PHARMAFRONTIERS CORP.

              (Exact name of Registrant as specified in is charter)


       TEXAS                                               76-0333165
(State of Incorporation)                    (IRS Employer Identification Number)


                        2408 Timberloch Place, Suite B-7
                           The Woodlands, Texas 77060
                                 (281) 272-9331
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes_X_   No

The number of shares of common stock of the Registrant outstanding at May 10, 2005 was 10,534,526.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes__    No_X_

                           PHARMAFRONTIERS CORPORATION
                              INDEX TO FORM 10-QSB
                                 March 31, 2005


PART I FINANCIAL INFORMATION                                                Page
                                                                            ----
                                                                             No.
                                                                             ---
     Item 1. Financial Statements                                             3

             Consolidated Balance Sheet dated March 31, 2005 (unaudited)      3

             Consolidated Statements of Expenses (unaudited) Three Months
             Ended March 31, 2005 and 2004 and the Period from January 22,
             2003 (Inception) to March 31, 2005 (unaudited)                   4

             Consolidated Statements of Cash Flow (unaudited) for the Three Months Ended March 31, 2005 and the Period from January 22,
             2003 (Inception) to March 31, 2005 (unaudited)                   5

             Notes to Financial Statements (unaudited)                        7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk      14

     Item 4. Controls and Procedures                                         14

PART II OTHER INFORMATION                                                    14

     Item 1. Legal Proceedings                                               14

     Item 2. Changes in Securities and Use of Proceeds                       14

     Item 3. Defaults Upon Senior Securities                                 15

     Item 4. Submission of Matters to a Vote of Security Holders             15

     Item 5. Other Information                                               15

     Item 6. Exhibits                                                        16

             Signatures                                                      16

                                     PART I
                                     ------
ITEM 1. FINANCIAL STATEMENTS.


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)


Current Assets
  Cash                                                             $  1,711,098
  Prepaid expenses                                                      129,310
                                                                   -------------
        Current assets                                                1,840,408

Intangible assets, net of accumulated
 amortization of $648,630                                            26,394,204
Property & equipment, net of accumulated
 depreciation of $205,762                                               348,892
                                                                   -------------
        Total Assets                                               $ 28,583,504
                                                                   =============



        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                 $    633,820
  Accrued expenses                                                      466,230
  Convertible notes, net of
   unamortized discount of $4,222,514                                 1,902,345
  Notes payable                                                       2,391,889
                                                                   -------------
        Total Current Liabilities                                     5,394,284
                                                                   -------------

Commitments and Contingencies                                                 -

Stockholders' Equity
  Convertible preferred stock, no par value,
   10,000,000 shares authorized, none issued and outstanding                  -
  Common stock, $.05 par value, 50,000,000 shares
   authorized, 10,534,526 shares issued and outstanding                 526,727
  Additional paid in capital                                         31,156,464
  Deficit accumulated during the development stage                   (8,493,971)
                                                                   -------------
        Total Stockholders' Equity                                   23,189,220
                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 28,583,504
                                                                   =============

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
               Three Months Ended March 31, 2005 and 2004 and the
           Period from January 22, 2003 (Inception) to March 31, 2005
                                   (unaudited)

                                             Three Months            Inception
                                            Ended March 31,           Through
                                        2005            2004      March 31, 2005
                                    -------------   ------------   -------------

General and administrative          $  1,625,030    $   512,411    $  4,833,319
Research and development                 644,264              -       1,276,885
                                    -------------   ------------   -------------
  Net operating loss                  (2,269,294)      (512,411)     (6,110,204)

Interest income                            6,930              -          12,922
Other income                               2,444              -           4,823
Interest expense                      (1,487,384)       (30,616)     (2,401,512)
                                    -------------   ------------   -------------
Net Loss                            $ (3,747,304)   $  (543,027)   $ (8,493,971)
                                    =============   ============   =============

Basic and diluted loss per share    $      (0.37)   $     (0.12)

Weighted average shares
 Outstanding                          10,224,456      4,376,771

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               Three Months Ended March 31, 2005 and 2004 and the
           Period from January 22, 2003 (Inception) to March 31, 2005
                                   (unaudited)

                                       Three           Three
                                       Months          Months        Inception
                                        Ended           Ended          through
                                      March 31,       March 31,       March 31,
                                        2005            2004            2005
                                    -------------   ------------   -------------
Cash flows from operating activities
 Net loss                           $ (3,747,304)   $  (543,028)   $ (8,493,971)
   Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Stock issued for services                 -        492,500         849,000
     Stock issued for debt               109,073              -         109,073
     Amortization of discount on
      notes payable due to warrants
      and beneficial conversion
      feature                          1,294,100         28,604       2,090,667
     Amortization of intangible
      assets                             396,869              -         648,630
     Depreciation                         21,444             37          34,502
     Option expense                      355,400              -         478,733
     Loss on disposition of fixed
      assets                                   -              -         457,122
     Debt forgiveness
    Changes in:
     Accounts payable                   (554,772)          (137)       (495,965)
     Prepaid expenses                    (34,973)             -         (73,923)
     Accrued expenses                    249,575          4,583         280,901
                                    -------------   ------------   -------------
  Net cash used in
   operating activities               (1,910,588)       (17,441)     (4,115,231)
                                    -------------   ------------   -------------
Cash flows from investing activities
 Purchase of licenses                          -        (25,000)       (232,742)
 Purchase of property & equipment        (28,352)        (3,611)       (201,356)
                                    -------------   ------------   -------------
 Net cash used in
  investing activities                   (28,352)       (28,611)       (434,098)
                                    -------------   ------------   -------------
Cash flows from financing activities
 Common stock sold for cash                    -          7,500          10,000
 Common stock repurchased and
  canceled                                     -              -            (325)
 Repayments on notes payable             (58,614)             -         (63,614)
 Proceeds from debt                    2,856,660        100,000       6,314,366
                                    -------------   ------------   -------------
 Net cash provided by
  financing activities                 2,798,046        107,500       6,260,427
                                    -------------   ------------   -------------

Net change in cash                       859,106         61,448       1,711,098
Cash at beginning of year                851,992             68               -
                                    -------------   ------------   -------------

Cash at end of period               $  1,711,098    $    61,516    $  1,711,098
                                    =============   ============   =============

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
               Three Months Ended March 31, 2005 and 2004 and the
           Period from January 22, 2003 (Inception) to March 31, 2005
                                   (unaudited)

                                        Three          Three
                                        Months         Months        Inception
                                         Ended          Ended         through
                                       March 31,      March 31,       March 31,
                                         2005           2004            2005
                                     ------------   ------------   -------------
NON-CASH TRANSACTIONS
  Issuance of common stock for
   purchase of Opexa                 $         -    $         -    $ 23,750,000
  Issuance of common stock to
   Sportan shareholders                        -              -         147,733
  Issuance of common stock for
   University of Chicago license               -              -         427,075
  Conversion of notes payable
   to common stock                        34,751              -         283,121
  Conversion of accrued liabilities
   To common stock                        17,176              -          17,176
  Conversion of accounts payable
   to note payable                             -              -          93,364
  Discount on convertible notes
   relating to:
   - warrants                          1,433,108              -        3,309,790
   - beneficial conversion feature       831,945              -       1,715,974
   - stock attached to notes             999,074              -       1,287,440

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of PharmaFrontiers Corp., ("Pharma"), (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Pharma's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2004, as reported in Form 10-K, have been omitted.


NOTE 2 - STOCK BASED COMPENSATION

Pharma accounts for stock-based compensation under the intrinsic value method. Under this method, Pharma recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three ended March 31, 2005 and 2004:

                                                             Three Months
                                                            ended March 31,
                                                         2005            2004
                                                     -------------   -----------

Net loss as reported                                 $ (3,747,304)   $ (543,027)
Add: stock based compensation
     determined under
     intrinsic value-based
     method                                               355,400             -

Less: stock based compensation
      determined under fair
      value based method                                 (453,024)            -
                                                     -------------   -----------
Pro forma net loss                                   $ (3,844,928)   $ (543,027)
                                                     =============   ===========
Basic and diluted net loss
 per common share:
 As reported                                         $      (0.37)   $    (0.12)
 Pro forma                                                  (0.38)        (0.12)

The weighted average fair value of the stock options granted during 2005 was $6.46. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 110% and (4) zero expected dividends.

NOTE 3 - THIRD PARTY CONVERTIBLE NOTES & STOCK PAYABLE TO NOTE HOLDERS

During the first quarter of 2005, Pharma issued convertible notes to investors totaling $2,896,884. A description of the notes is as follows:

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

     The proceeds from the notes have been discounted for the relative fair value of the warrants, the stock, and beneficial conversion feature. All discounts will be amortized over the life of the notes. 451,688 shares of stock from proceeds raised in the latter part of 2004 and in 2005 was issued to shareholders in March 2005. A summary of the notes is as follows:

                                                                      Notes
                                                                     Payable
                                                                  -------------
                 Gross proceeds from notes                        $  6,124,859
                 Less: Relative fair value of stock
                        payable to note holders                     (1,287,440)
                 Less: Relative value of warrants                   (3,215,618)
                 Less: Beneficial conversion feature                (1,621,801)
                 Add: Amortization of discounts                      1,902,345
                                                                  -------------
                 Value of note on March 31, 2005                  $  1,902,345
                                                                  =============

NOTE 4 - NOTES PAYABLE

Notes payable to third parties consists of the following:

                 Note payable to the University of Chicago;
                  no interest; due earlier of Pharma raising
                  $10,000,000 in an Equity Financing or
                  October 30, 2005; secured by license            $  1,500,000

                 Stock payable to the University of Chicago
                  equal to 2.6% of outstanding shares;
                  no interest; due later of Pharma raising
                  $10,000,000 in an Equity Financing or
                  November 30, 2005; secured by license                891,889
                                                                  -------------
                 Total                                            $  2,391,889
                                                                  =============

NOTE 5 - COMMITMENT AND CONTINGENCIES

After purchasing Opexa, Pharma assumed an eighteen-month operating lease from Opexa for a research facility. The lease commenced in June 2003 and was due to expire in November 2004. Pharma extended the lease until March 31, 2005 and is continuing to operate under the terms of said lease until a final lease agreement is negotiated with the landlord. Negotiations for expanded lease space and a manufacturing facility build out are underway; monthly lease payment is yet to be determined. Pharma has the option to exercise two 5 year renewals extending the lease to March 31, 2010 and if the second option is exercised, extending the lease to March 31, 2015.

NOTE 6 - EQUITY

In March 2005, 451,688 shares of common stock with a relative fair value of $999,074 were issued to note holders as their additional shares for their subscription investment in Pharma. See note 4 for details. During February 2005, 23,000 shares of common stock were issued to note holders for the conversion of $51,927 of principal and interest from the notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis of the Company's financial condition as of March 31, 2005, the Company's results of operations and cash flows should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Form 10-K filed on April 15, 2005.

General

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

     Multiple Sclerosis Cell Therapy. Our multiple sclerosis cell therapy, Tovaxin(TM), is currently in Phase I/II studies. Tovaxin(TM) consists of modified autoreactive T cells. Multiple sclerosis is a result of a person's own T cells attacking the myelin sheath that coats the nerve cells of the central nervous system. These T cells, that attack a person's own body, are referred to as "autoreactive" T cells. In our treatment the T cells are taken from the patient, modified and returned to the patient. The modified T cells cause an immune response directed at the autoreactive T cells in the patient's body. This immune response reduces the level of autoreactive T cells and potentially allows the myelin sheath to be repaired. In addition, we are evaluating whether this technology will allow us to diagnose multiple sclerosis and determine the severity of the disease through an analysis of the level of autoreactive T cells in a patient's blood.

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

     Stem Cell Technology. Our stem cell technology allows us to create adult pluripotent stem cells from monocytes isolated from blood drawn from the patient. We believe that these stem cells, if successfully developed, may provide the basis for therapies to treat a variety of diseases and conditions. We anticipate that our stem cell technology will have a significant competitive advantage over many of the other stem cell technologies. The peripheral blood monocytes, used by our technology to produce stem cells, have the advantage of being relatively abundant and easy and cost effective to obtain. Our technology does not have the collection and storage difficulties presented by umbilical cord blood or the controversial ethical and regulatory issues associated with embryonic stem cells. In addition, our technology is less difficult and less risky than collecting adult stem cells from tissues such as bone marrow, spinal fluid or adipose (fat) tissue. Furthermore, our stem cells are pluripotent, whereas other adult stem cells are not likely to be pluripotent.

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

Recent Reorganization and Acquisition

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

Critical Accounting Policies

     General. In December 2001, the SEC requested that companies discuss their most "critical accounting policies" in the Management's Discussion and Analysis section of their reports. The SEC indicated that a "critical accounting policy" is one that is important to the portrayal of a company's financial condition and operating results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results.

     Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of March 31, 2005.

     Long-lived Assets. Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. In accordance with FAS 142, the Board authorized an impairment analysis as of December 31, 2004. The Company obtained a fairness opinion from an independent investment banking firm with respect to the Opexa acquisition. No impairment existed. Management does not believe any assets have been impaired at March 31, 2005.

     Intellectual Property. As of March 31, 2005, we had $26,394,204 of intellectual property, net of amortization, of which $23,991,128 resulted from the acquisition of Opexa Pharmaceuticals and $3,051,706 pertained to the consideration paid to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of March 31, 2005 is approximately 16.5 years. The weighted average useful life of the University of Chicago license is 19 years. Accumulated amortization for the Intellectual Property as of March 31, 2005 is $648,630.

     Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

     Basic and Diluted Loss Per Share. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the period. Diluted loss per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There are no common stock equivalents as of March 31, 2005 that are dilutive.

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

     Stock Options and Warrants. The Company accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of 28 SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. We account for stock options and warrants issued to employees under the intrinsic value method. Under this method, We recognize no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

     Recently Issued Accounting Pronouncements. We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

Results of Operations

Three Months Ended March 31, 2005 Compared with Inception to March 31, 2004
---------------------------------------------------------------------------

     For purposes of this MD&A, we are comparing our three months ended March 31, 2005 with the financials from inception to March 31, 2004 ("Inception").

     Net Sales. We recorded no sales for the three months ended March 31, 2005 which resulted in no change from the same period in 2004.

     General and Administrative Expenses. Our general and administrative expenses increased during the three months ended March 31, 2005, to $1,625,030 as compared to $512,411 from the same period in 2004. The increase in general and administrative expenses is due primarily to the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations. Also included are professional fees incurred from legal, accounting, and consulting services. Anticipated future expenses include expenses associated with the expansion of facilities.

     Research and Development Expenses. Research and development expense increased to $644,264 for the three months ended March 31, 2005, compared to $ -0 - from the same period in 2004. The increase is primarily related to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs, including its ongoing Phase I/II Clinical Trial for Tovaxin as well as the beginning of the Pre-Clinical Studies for our Cardiac and Diabetes Stem Cell Therapies. Also included are professional fees incurred from consulting services and legal fees to secure and expand our license patent claims. Anticipated future expenses include expenses associated with the expansion of the laboratory/manufacturing facilities.

     Interest Expense. Interest expense increased to $1,487,384 for the three months ended March 31, 2005, as compared to $30,616 from the same period in 2004. The increase is primarily related to the accrued interest on the convertible Notes. Interest will accrue at a rate of 15% per annum. The Notes are mandatorily exchangeable for securities at the earlier of an Equity Financing (as defined below) or upon maturity on November 30, 2005. The Notes and accrued interest are convertible at a purchase price equal to the weighted average gross offering price of the Company common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs, the Notes and accrued interest are convertible at $3.00 per share. An Equity Financing is defined as a Company raise of at least $10,000,000 in one or a series of transactions of common stock or common stock equivalent securities prior to the maturity of the Notes. Interest will be paid in cash or at the option of the Company, in shares of common stock valued at $3.00 per share.

     Net loss. The Company had net loss for the three months ended March 31, 2005, of ($3,747,304), or ($0.37) per share (basic and diluted), compared with a net loss of ($543,027), or ($0.12) per share (basic and diluted), from the same period in 2004. The primary reason for the increase in net loss is due to the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with us which provide for salary payments. The increase in net loss is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Anticipated future expenses include research and development, professional and consulting fees, and expenses associated with the expansion of the office and laboratory/manufacturing facilities.

Liquidity and Capital Resources

     Changes in cash flow. Cash used by operations for the three-month period increased from ($17,441) from the same period in 2004 to ($1,910,588) for the three months ended March 31, 2005 due to the start-up of operations, acquisition of Opexa and the assumption of its operations and research and development programs, and professional fees incurred from legal, accounting, and consulting services. Cash used in investing activities was ($28,611) during the same period in 2004, as compared to cash used in investing activities of ($28,352) for the three months ending March 31, 2005. The decrease is primarily due to the purchase of laboratory equipment.

     Cash provided from financing activities was $107,500 from the same period in 2004, as compared to cash provided by financing activities for the three months ended March 31, 2005 of $2,798,046. The increase is a result of the proceeds from debt.

     Liquidity. Since our Inception, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services). To date the Company has privately placed an aggregate principal amount of $6.1MM of 15% Notes, of which $2.9MM was raised during the quarter ended March 31, 2005. The Notes are mandatorily exchangeable for securities at the earlier of an Equity Financing or upon maturity on November 30, 2005. The Notes and accrued interest are convertible at a purchase price equal to the weighted average gross offering price of the Company common stock or common stock equivalents issued in an Equity Financing. If no such Equity Financing occurs by November 30, 2005, the Notes and accrued interest are convertible at $3.00 per share. As additional consideration for the purchase of these Notes, the Company issued to investors an aggregate of 612,688 shares of Company common stock and, upon the earlier of an Equity Financing or maturity of the Notes, each investor will receive a one-year warrant. The number of shares of common stock underlying the warrant each investor will be issued will be determined by dividing the aggregate principal amount of the Notes by the exercise price. The exercise price will be equal to 50% of the weighted average gross offering price of Company equity issued in an Equity Financing or, if there is no Equity Financing, $3.00.

     As of March 31, 2005, the Company had cash of $1,711,098. We believe we have sufficient cash to fund current operations through June 2005. The Company's current burn rate in the first quarter of 2005 was $500,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase in the second through the fourth quarters of 2005. The Company believes that we will need a minimum of $7,700,000 to fund our operations for fiscal 2005. This money will be used for research and development and for general and administrative expenses. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGE IN SECURITIES.

Recent Sales of Unregistered Securities

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended March 31, 2005 that were not registered under the Securities Act.

     In January 2005, the Company issued to a former director 20,000 shares of Common Stock for services rendered.

     In January 2005, the Company issued 3,000 shares of Common Stock in exchange for the repayment of debt.

     In January 2005, the Company issued to eight Opexa employees options to purchase 72,000 shares of Common Stock at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date of the grant date, one third of the options vests on the second anniversary date of the grant date, and the remaining one third vests on the third anniversary of the grant date.

     In January 2005, the Company issued to a director an option to purchase 50,000 shares of Common Stock at an exercise price of $3.00 per share. One third of the option vested immediately on the grant date, one third vests on the first anniversary of the grant date, and the remaining one third vests on the second anniversary of the grant date.

     In January 2005, the Company issued to an officer an option to purchase 50,000 shares of Common Stock at an exercise price of $3.00 per share. One third of the option vested immediately on the grant date, one third vests on the first anniversary of the grant date, and the remaining one third vests on the second anniversary of the grant date.

     In January 2005, the Company issued to a consultant an option to purchase 25,000 shares of Common Stock at an exercise price of $3.00 per share. One third of the option vested immediately on the grant date, one third vests on the first anniversary of the grant date, and the remaining one third vests on the second anniversary of the grant date.

     In February 2005, the Company issued to a new employee an option to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date of the grant date, one third of the option vests on the second anniversary date of the grant date, and the remaining one third vests on the third anniversary of the grant date.

     In February and March 2005, the Company issued 451,688 shares of Common Stock to ninety two accredited investors in connection with the funds raised in the quarters ending December 31, 2004 and March 31, 2005 from the convertible debt private placements.

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


ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS.

     Exhibit 31.1 Chief Executive Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act (1)

     Exhibit 31.2 Chief Financial Officer Certification Pursuant to Section
                  13a-14 of the Securities Exchange Act (1)

     Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (1)

     Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (1)

     (1)  Filed herewith.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PharmaFrontiers Corp.


By: /s/ David B. McWilliams
---------------------------
David B. McWilliams, CEO


By: /s/ C. William Rouse
------------------------
C. William Rouse, CFO


Date: May 9, 2005