Form 10QSB
period 2005-06-30
PHARMAFRONTIERS CORP
filed 2005-08-15
CIK 1069308

UNITED STATES SECURITIES AND
                               EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended June 30, 2005

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

Yes  X   No
    ---     ---

The number of shares of common stock of the Registrant outstanding at August 11, 2005 was 20,562,446.

                           PHARMAFRONTIERS CORPORATION
                              INDEX TO FORM 10-QSB
                                  June 30, 2005


PART I   FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

           Item 1.    Financial Statements                                                                             3

                      Consolidated Balance Sheet dated June 30, 2005 (unaudited)                                       3

                      Consolidated Statements of Expenses (unaudited) Three and
                      Six Months Ended June 30, 2005 and 2004 and the Period
                      from January 22, 2003 (Inception) to June 30, 2005
                      (unaudited)                                                                                      4

                      Consolidated Statements of Cash Flow (unaudited) for the
                      Six Months Ended June 30, 2005 and 2004 and the Period
                      from January 22, 2003 (Inception) to June 30, 2005
                      (unaudited)                                                                                      5

                      Notes to Financial Statements (unaudited)                                                        7

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           10

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      14

           Item 4.    Controls and Procedures                                                                         14

PART II  OTHER INFORMATION                                                                                            14

           Item 1.    Legal Proceedings                                                                               14

           Item 2.    Changes in Securities and Use of Proceeds                                                       14

           Item 3.    Defaults Upon Senior Securities                                                                 15

           Item 4.    Submission of Matters to a Vote of Security Holders                                             15

           Item 5.    Other Information                                                                               16

           Item 6.    Exhibits                                                                                        16

                      Signatures                                                                                      17

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS.


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)


         Current Assets
           Cash                                                                 $  5,118,834
           Prepaid expenses                                                          131,712
                                                                                ------------
         Total Current Assets                                                      5,250,546

         Intangible assets, net of accumulated
           amortization of $1,067,544                                             26,842,353
         Property & equipment, net of accumulated
           depreciation of $232,578                                                  370,080
                                                                                ------------
         Total Assets                                                           $ 32,462,979
                                                                                ============



         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities
           Accounts payable                                                     $    630,254
           Accrued expenses                                                          298,445
           Stock payable                                                              25,350
           Third party non-convertible note                                        1,500,000
                                                                                ------------
         Total Current Liabilities                                                 2,454,049
                                                                                ------------

         Commitments and Contingencies                                                     -

         Stockholders' Equity
           Convertible preferred stock, no par value, 10,000,000
         shares authorized, none issued and outstanding                                    -
           Common stock, $.05 par value, 50,000,000 shares
              authorized, 20,055,154 shares issued and outstanding                 1,002,757
           Additional paid in capital                                             45,247,885
           Deficit accumulated during the development stage                      (16,241,712)
                                                                                ------------
         Total Stockholders' Equity                                               30,008,930
                                                                                ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 32,462,979
                                                                                ============

                                       3


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
            Three and Six Months Ended June 30, 2005 and 2004 and the
            Period from January 22, 2003 (Inception) to June 30, 2005
                                   (unaudited)


                                                                                                         Inception
                                          Three Months                         Six Months                 Through
                                         Ended June 30,                      Ended June 30,               June 30,
                                    2005              2004               2005             2004              2005
                                ------------      ------------      -------------     ------------     -------------

    General & administrative    $  2,704,757      $    561,157      $   4,329,789     $  1,073,569     $   7,538,077
    Research & development           611,212                 -          1,255,476                -         1,888,097
                                ------------      ------------      -------------     ------------     -------------
          Net operating loss      (3,315,969)         (561,157)        (5,585,265)      (1,073,569)       (9,426,174)


    Interest income                   11,979                 -             18,909                -            24,901
    Other income                       7,501                 -              9,945                -            12,324
    Interest expense              (4,450,955)         (118,888)        (5,938,339)        (149,504)        6,852,467)
    Other expense                       (296)                -               (296)               -              (296)
                                ------------      ------------      -------------     ------------     -------------
    Net Loss                    $ (7,747,740)     $   (680,045)     $ (11,495,046)    $ (1,223,073)    $ (16,241,712)
                                ============      ============      =============     ============     =============



    Basic and diluted loss
       per share                $      (0.70)     $      (0.11)     $       (1.08)    $      (0.24)

    Weighted average common
       shares outstanding         11,082,150         6,084,339         10,664,613        5,053,659

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 Six Months Ended June 30, 2005 and 2004 and the
            Period from January 22, 2003 (Inception) to June 30, 2005
                                   (unaudited)

                                                       Six               Six
                                                     Months            Months            Inception
                                                      Ended             Ended             through
                                                    June 30,           June 30,           June 30,
                                                      2005               2004               2005
                                                   ------------       -----------       ------------
Cash flows from operating activities
  Net loss                                         $(11,495,046)     $ (1,223,073)      $(16,241,712)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Stock issued for services                         940,000           833,000          1,789,000
      Stock issued for debt                             109,073                 -            109,073
      Amortization of discount on
        notes payable due to warrants
        and beneficial conversion feature             5,516,638           145,590          6,313,205
        Advances to shareholders                              -            (2,000)            (2,000)
        Amortization of intangible assets               815,784                 -          1,067,545
        Depreciation                                     48,260               342             61,318
        Option and warrant expense                      926,962                 -          1,050,295
        Loss on disposition of fixed assets                   -                 -            457,122

      Changes in:
        Accounts payable                                (32,849)           92,532             25,958
        Prepaid expenses                                (37,375)           (7,500)           (76,325)
        Accrued expenses                                 81,790            41,973            113,115
        Notes payable                                         -            (5,000)            (5,000)
                                                    -----------       -----------        -----------
  Net cash used in
    operating activities                             (3,126,763)         (124,136)        (5,338,406)
                                                    -----------       -----------        -----------
Cash flows from investing activities
  Purchase of licenses                                        -          (107,742)          (232,742)
  Purchase of property & equipment                      (76,356)           (4,026)          (249,360)
                                                    -----------       -----------        -----------
  Net cash used in
    investing activities                                (76,356)         (111,768)          (482,102)
                                                    -----------       -----------        -----------
Cash flows from financing activities
  Common stock sold for cash                          4,646,565             9,000          4,656,565
  Common stock repurchased and canceled                       -                 -               (325)
  Repayments on notes payable                           (58,614)                -            (63,614)
  Proceeds from debt                                  2,856,660           233,000          6,314,366
  Stock payable                                          25,350                 -             25,350
                                                    -----------       -----------        -----------
  Net cash provided by
    financing activities                              7,469,961           242,000         10,932,342
                                                    -----------       -----------        -----------

Net change in cash                                    4,266,842             6,096          5,118,834
Cash at beginning of year                               851,992                68                  -
                                                    -----------       -----------        -----------

Cash at end of period                               $ 5,118,834       $     6,164        $ 5,118,834
                                                    ===========       ===========        ===========

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 Six Months Ended June 30, 2005 and 2004 and the
            Period from January 22, 2003 (Inception) to June 30, 2005
                                   (unaudited)


                                                Six                Six
                                               Months             Months           Inception
                                               Ended              Ended             through
                                              June 30,           June 30,           June 30,
                                                2005               2004               2005
                                             -----------         ---------         -----------
NON-CASH TRANSACTIONS
  Issuance of common stock for
    purchase of Opexa                         $         -        $       -        $23,750,000
  Issuance of common stock to
    Sportan shareholders                                -                -            147,733
  Issuance of common stock for
    University of Chicago license               1,758,956                -           2,186,040
    Issuance of common stock for
    Interest                                      525,513                -             525,513
  Conversion of notes payable
    to common stock                             6,159,610                -           6,407,980
  Conversion of accrued liabilities
    To common stock                                17,176                -              17,176
  Conversion of accounts payable
    to note payable                                     -                -              93,364
  Discount on convertible notes
    relating to:
    - warrants                                  1,433,108                -           3,309,790
    - beneficial conversion feature               831,945                -           1,715,974
    - stock attached to notes                     631,832                -           1,287,440

                              PHARMAFRONTIERS CORP.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of PharmaFrontiers Corp., ("Pharma"), (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pharma's latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2004, as reported in Form 10-K, have been omitted.


NOTE 2 - STOCK BASED COMPENSATION

Pharma accounts for stock-based compensation under the intrinsic value method. Under this method, Pharma recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the three and six months ended June 30, 2005 and 2004:

                                                                                                            Inception
                                      Three Months                            Six Months                     Through
                                      Ended June 30,                         Ended June 30,                  June 30,
                               2005                2004                 2005               2004                2005
                           ------------        ------------        -------------       ------------       -------------

Net loss as reported       $(7,747,740)        $  (680,045)        $(11,495,046)       $(1,223,073)       $(16,241,712)
Add: stock based
     compensation
     determined under
     fair value
     based method              378,904                   -              734,304                  -             857,637

Less: stock based
      compensation
      determined under
      intrinsic value
      based method            (461,708)                  -             (914,732)                 -          (1,068,096)
                           -----------         -----------         ------------        -----------        ------------
Pro forma net loss         $(7,830,544)        $  (680,045)        $(11,675,474)       $(1,223,073)       $(16,452,171)
                           ===========         ===========         ============        ===========        ============

Basic and diluted
  Net loss per
  common share:
  As reported              $     (0.70)        $     (0.11)        $      (1.08)       $     (0.24)
  Pro forma                      (0.71)              (0.11)               (1.09)             (0.24)

The weighted average fair value of the stock options granted during 2005 was $5.59. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 110% and (4) zero expected dividends.


NOTE 3 - THIRD PARTY CONVERTIBLE NOTES

Between September 2004 and February 2005, Pharma issued convertible notes to investors totaling $6,124,859. On June 30, 2005 a total of $6,650,372 comprised of the principal of the notes of $6,124,859 and accumulated interest of $525,513, which accrued at a rate of 15% per annum, was exchanged for 4,433,598 units at $1.50 per share. Each unit is comprised of one share of common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as stated below. In addition, 1,232,997 shares of Common Stock were issued in consideration for the surrender of the rights to the Bridge Warrants held by the note holders. All of the Bridge Notes and Bridge Warrants were exchanged so that none are now outstanding.

     o Warrants: In connection with the bridge note exchange and private placement offerings in June and July three separate types of warrants to purchase a total of 2.75 shares of common stock were issued as follows: (i) a Series A Warrant for 1.25 shares with an exercise price of $2.00 which expires on the later of January 25, 2006 or five months after the registration statement referred to below is declared effective; (ii) a Series B Warrant for one-half of a share with an exercise price of $2.90 which expires on the later of September 25, 2006 or 12 months after the registration statement referred to below is declared effective; (iii) and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.


NOTE 4 - NOTES PAYABLE

Notes payable to third parties consists of the following:

                 Note payable to the University of Chicago;
                   no interest; due earlier of Pharma raising
                   $10,000,000 in an Equity Financing or
                   October 30, 2005; secured by license           $ 1,500,000

                                                                  -----------
                 Total                                            $ 1,500,000
                                                                  ===========

NOTE 5 - COMMITMENT AND CONTINGENCIES

After purchasing Opexa, Pharma assumed an eighteen-month operating lease from Opexa for a research facility. The lease commenced in June 2003 and was due to expire in November 2004. Pharma extended the lease initially until March 31, 2005 and extended it again until September 30, 2005 and is continuing to operate under the terms of said lease until a final lease agreement is negotiated with the landlord. Negotiations for expanded lease space and a manufacturing facility build out are underway; monthly lease payment is yet to be determined. Pharma has the option to exercise two 5 year renewals extending the lease to March 31, 2010 and if the second option is exercised, extending the lease to March 31, 2015.

NOTE 6 - EQUITY

During February 2005, 23,000 shares of common stock were issued to note holders for the conversion of $51,927 of principal and interest from the notes.

In March 2005, 451,688 shares of common stock with a relative fair value of $999,074 were issued to note holders as their additional shares for their subscription investment in Pharma. See note 3 for details.

In June 2005, 200,000 shares of common stock valued at their then fair value of $940,000 were issued to Pharma's consultants for their services.

In June 2005, 3,387,217 shares of common stock were sold for $5,080,826 in cash. Offering costs of $434,262 related to shares issued were charged to additional paid in capital.

In June 2005, 5,658,575 shares of common stock were issued to note holders for the conversion of $6,124,859 of principal and $525,513 interest from convertible notes.

In June 2005, 274,836 shares of common stock were issued to the University of Chicago per the terms of a license agreement.

In April 2005, options to purchase 12,500 shares of Common Stock were issued to three Opexa employees at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date of the grant date, one third of the options vests on the second anniversary date of the grant date, and the remaining one third vests on the third anniversary of the grant date.

In April 2005, an option to purchase 20,000 shares of Common Stock was issued to a consultant at an exercise price of $3.00 per share of which one third of the options vest on the first anniversary date of the grant date, one third of the options vests on the second anniversary date of the grant date, and the remaining one third vests on the third anniversary of the grant date.

In April 2005, an option to purchase 100,000 shares of Common Stock was issued to a consultant at an exercise price of $3.00 per share of which 40,000 options vested immediately vested immediately on the grant date, and the remaining 60,000 options vest at the rate of 2,500 options per month for twenty-four months.


NOTE 7 - SUBSEQUENT EVENTS

On July 18, 2005 Pharma completed a private placement offering with aggregate gross proceeds of approximately $.76MM and issued 507,292 units at $1.50 per unit; each unit is comprised of one share of common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock. See Note 3 for details.

On July 19, 2005 Pharma filed a registration statement on Form SB-2 to register the resale of 35,906,722 shares of common stock, including 12,723,562 shares of common stock previously issued and 23,183,160 shares of common stock issuable upon the exercise of common stock purchase warrants.

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

     The following discussion and analysis of the Company's financial condition as of June 30, 2005, the Company's results of operations and cash flows should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Form 10-KSB.

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

     Two clinical studies of Tovaxin(TM) have reached critical milestones:

     o An interim analysis of a Phase I/II dose-escalation study of six evaluable patients, half of whom received a low dose (six to nine million MRTCs) and the other half received a mid dose (30-45 million MRTCs) during the six-month evaluable period, indicated that the Tovaxin(TM) therapy reduces peripheral blood MRTC levels in concert with improvements in disability scores Kurtzke Expanded Disability Status Scale (EDSS) as well as in disability neurological assessments for psychological scores Multiple Sclerosis 29 point Impact Scale (MSIS-29). The exacerbation rate over the previous two years for the patients was 1.18 per year. Only one treated patient reported an exacerbation during the six-month evaluable period in this study. All of the related adverse events were mild or moderate in severity.

     o An interim analysis of a Phase I/II extension study of nine evaluable patients, who received two doses (30-45 million MRTCs) during the six-month evaluable period, indicated a mean percent reduction in MRTCs observed at three and six months for all three categories of MRTCs. A statistically significant percent (greater than minus 60%) reduction in PLP T cells was observed at three and six months. There was a percentage reduction (greater than or equal to minus 21%) in MBP and MOG T cells at three and six months. Percentage reductions in the EDSS and MSIS-29 physiological scores from baseline were observed at the three and six-month follow-up visits. The exacerbation rate over the previous two years for the patients was 0.85 per year. There were no exacerbations during the six-month evaluable period in this study. The most common adverse event was injection site pain, reported by four patients. Adverse events reported by two patients included muscle weakness, abnormal vision, anorexia, pharyngitis / nasopharyngitis, neuropathy and paresthesia. All of the related adverse events were mild or moderate in severity.

     We intend to submit data from these two clinical studies to the FDA for approval to commence a pivotal Phase IIb study by the end of 2005 or early 2006.

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

Organization and Acquisition Activity

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

     Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of June 30, 2005.

     Long-lived Assets. Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. In accordance with FAS 142, the Board authorized an impairment analysis as of December 31, 2004. The Company obtained a fairness opinion from an independent investment banking firm with respect to the Opexa acquisition. According to the opinion, no impairment existed. Management does not believe any assets have been impaired.

     Intellectual Property. As of June 30, 2005, we had $26,842,364 of intellectual property, net of amortization, of which $23,991,128 resulted from the acquisition of Opexa Pharmaceuticals and $3,918,770 pertained to the consideration paid to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of June 30, 2005 is approximately 16.5 years. The weighted average useful life of the University of Chicago license is 19 years. Accumulated amortization for the Intellectual Property as of June 30, 2005 is $1,067,544.

     Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

     Basic and Diluted Loss Per Share. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the period. Diluted loss per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There are no common stock equivalents as of June 30, 2005 that are dilutive.

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


Results of Operations

Three and Six Months Ended June 30, 2005 Compared with Three and Six months ended to June 30, 2004
---------------------------------------------------------------------------

      For purposes of this MD&A, we are comparing our three and six months ended June 30, 2005 with the financials for the three and six months ended June 30, 2004.

     Net Sales. We recorded no sales for the three and six months ended June 30, 2005 which resulted in no change from the same periods in 2004.

     General and Administrative Expenses. Our general and administrative expenses increased during the three and six months ended June 30, 2005, to $2,704,757 and $4,329,789 as compared to $561,157 and $1,073,569 from the same periods in 2004. The increase in general and administrative expenses is due primarily to the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations. Also included are professional fees incurred from legal, accounting, and consulting services. Anticipated future expenses include expenses associated with the expansion of facilities.

     Research and Development Expenses. Research and development expense increased to $611,212 and $1,255,476 for the three and six months ended June 30, 2005, compared to $ -0 - for the same periods in 2004. The increase is primarily related to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs, including its ongoing Phase I/II Clinical Trial for Tovaxin as well as the beginning of the Pre-Clinical Studies for our Cardiac and Diabetes Stem Cell Therapies. Also included are professional fees incurred from consulting services and legal fees to secure and expand our license patent claims. Anticipated future expenses include expenses associated with the expansion of the laboratory/manufacturing facilities.

     Interest Expense. Interest expense increased to $4,450,955 and $5,938,339 for the three and six months ended June 30, 2005, as compared to $118,888 and $149,504 from the same periods in 2004. The increase is primarily related to the amortization of the remaining discount under the beneficial conversion feature of the 15% exchangeable convertible promissory Notes (the "Bridge Notes) and the accrued interest on the Bridge Notes that was converted into shares of Common Stock. On June 30, 2005 the Company completed an exchange of 100% of the Bridge Notes and interest was paid, at the option of the Company, in shares of common stock valued at $1.50 per share.

     Net loss. The Company had net loss for the three and six months ended June 30, 2005, of ($7,747,740) and ($11,495,046), or ($0.70) and ($1.08) per share
(basic and diluted), compared with a net loss of ($680,045) and ($1,223,073) or ($0.11) and ($.24) per share (basic and diluted), for the same periods in 2004. The increase is primarily related to the amortization of the remaining discount under the beneficial conversion feature of the Bridge Notes and the accrued interest on the Bridge Notes that was converted into shares of Common Stock, along with the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with us which provide for salary payments. The increase in net loss is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Anticipated future expenses include research and development, professional and consulting fees, and expenses associated with the expansion of the office and laboratory/manufacturing facilities.

Liquidity and Capital Resources

     Changes in cash flow. Cash used by operations for the six-month period increased from ($124,136) from the same period in 2004 to ($3,126,763) for the six months ended June 30, 2005 due to the start-up of operations, acquisition of Opexa and the assumption of its operations and research and development programs, and professional fees incurred from legal, accounting, and consulting services. Cash used in investing activities was ($111,768) during the same period in 2004, as compared to cash used in investing activities of ($76,356) for the six months ending June 30, 2005. The decrease is primarily due to the purchase of laboratory equipment.

     Cash provided from financing activities was $242,000 from the same period in 2004, as compared to cash provided by financing activities for the six months ended June 30, 2005 of $7,469,961. The increase is a result of the proceeds from debt.

     Liquidity. Since our Inception, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) to accredited investors. Between September 2004 and February 2005, the Company privately placed an aggregate principal amount of $6.1 million of Bridge Notes. In June 3, 2005, the Company exchanged its Bridge Notes aggregating approximately $6.7 million in principal and interest for 4,433,598 units at a purchase price of $1.50 per unit; each unit comprised of one share of common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as follows: a series A warrant for 1.25 shares with an exercise price of $2.00 which expires on the later of January 25, 2006, or five months after the resale registration statement relating to these securities is declared effective; a series B warrant for one-half of a share with an exercise price of $2.90 which expires on the later of September 25, 2006 or 12 months after the resale registration statement relating to these securities sold is declared effective; and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.

     In June 2005, the Company completed a private placement of approximately $5.08 million to accredited investors by issuing 3,387,217 units at a purchase price of $1.50 per unit; each unit identical to those issued in the Bridge Note exchange. On July 18, 2005 the Company completed a follow-on private placement of approximately $760,000 to accredited investors and issued 507,292 additional units at a purchase price of $1.50 per unit.

     As of June 30, 2005, the Company had cash of approximately $5,100,000. We believe we have sufficient cash to fund current operations through January 2006. The Company's current burn rate in the second quarter of 2005 was $500,000 per month. As the operations of the Company ramp up, our burn rate is expected to increase in the third and fourth quarters of 2005. The Company believes that we will need a minimum of $4,200,000 to fund our operations for the remaining two quarters of fiscal 2005. This money will be used for research and development and for general and administrative expenses. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

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


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGE IN SECURITIES.

Recent Sales of Unregistered Securities

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended June 30, 2005 that were not registered under the Securities Act.

     In April 2005, the Company issued to three Opexa employees options to purchase 12,500 shares of Common Stock at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date of the grant date, one third of the options vests on the second anniversary date of the grant date, and the remaining one third vests on the third anniversary of the grant date.

     In April 2005, the Company issued to a consultant an option to purchase 20,000 shares of Common Stock at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date of the grant date, one third of the options vests on the second anniversary date of the grant date, and the remaining one third vests on the third anniversary of the grant date.

     In April 2005, the Company issued to a consultant an option to purchase 100,000 shares of Common Stock at an exercise price of $3.00 per share. 40,000 options vested immediately vested immediately on the grant date, and the remaining 60,000 options vest at the rate of 2,500 options per month for twenty-four months.

     In June 2005, the Company issued 200,000 shares of Common Stock to a consultant for services rendered.

     In June 2005, in exchange for the Bridge Notes, under which an aggregate of $6,693,027 in principal and interest was owed, the Company issued 4,462,018 units at $1.50 per unit; each unit is comprised of one share of newly issued common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as follows: a Series A Warrant for 1.25 shares with an exercise price of $2.00 which expires on the later of January 25, 2006 or five months after the registration statement referred to below is declared effective; a Series B Warrant for one-half of a share with an exercise price of $2.90 which expires on the later of September 25, 2006 or 12 months after the registration statement referred to below is declared effective; and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010. In addition, 1,232,997 shares of Common Stock were issued in consideration for the surrender of the rights to the Bridge Warrants held by the Note holders.

     In June 2005, in accordance with the completion of its $5.08MM private placement offering to institutional and other accredited investors, the Company issued 3,387,217 units at $1.50 per unit; each unit is comprised of one share of newly issued common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as follows: a Series A Warrant for 1.25 shares with an exercise price of $2.00 which expires on the later of January 25, 2006 or five months after the registration statement referred to below is declared effective; a Series B Warrant for one-half of a share with an exercise price of $2.90 which expires on the later of September 25, 2006 or 12 months after the registration statement referred to below is declared effective; and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.

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

     All sales of the Company's securities were made by (i) officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above or (ii) registered broker-dealers that received sales commissions. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  Annual Meeting of Shareholders.

     On June 21, 2005 the Company held its 2004 Annual Meeting of Shareholders and the shareholders approved several items detailed in the Proxy Statement previously filed with the Commission.

(b)  Election of Board of Directors.

     The Board of Directors voted upon and approved at the 2004 Annual Meeting were as follows:
                  Robert H. Gow - Chairman
                  David B. McWilliams - Director
                  Anthony N. Kamin - Director
                  Paul M. Frison - Director
                  Brian E. Rodriguez - Director

(c)      Proposals Voted Upon and Shareholder Vote.

     The shareholders voted to (i) elect five (5) Directors to the Company's Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified; (ii) approve an amendment to the Company's June 2004 Compensatory Stock Option Plan to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 1,000,000 shares; (iii) ratify the selection by the Audit Committee of Malone & Bailey, P.L.L.C. as the independent auditors of the Company for the fiscal year ending December 31, 2005; and (iv) transact any and all other business that may properly come before the meeting. A total of 8,144,277 shares were voted representing 79.2% of the outstanding shares. The votes cast for and against each of the above-described three proposals are listed in the tables below.

Proposal #1 - Election of Each of the Nominated Directors:

----------------------------- --------------------- ---------------------- -------------------- -------------------
          Director                 Votes For            Votes Against        Votes Abstained        Not Voted
----------------------------- --------------------- ---------------------- -------------------- -------------------

Robert H. Gow                            6,630,328              1,222,493                - 0 -             291,456
----------------------------- --------------------- ---------------------- -------------------- -------------------

David B. McWilliams                      8,060,480                  - 0 -                - 0 -             194,367
----------------------------- --------------------- ---------------------- -------------------- -------------------

Anthony N. Kamin                         8,031,297                  - 0 -                - 0 -             112,980
----------------------------- --------------------- ---------------------- -------------------- -------------------

Paul M. Frison                           8,030,211                  - 0 -                - 0 -             114,056
----------------------------- --------------------- ---------------------- -------------------- -------------------

Brian E. Rodriguez                       6,630,328              1,222,493                - 0 -             291,456
----------------------------- --------------------- ---------------------- -------------------- -------------------


Proposal #2 - Amendment to the Company's June 2004 Compensatory Stock Option
Plan:

-------------------- ----------------- -----------------  ------------------
      Votes For         Votes Against    Votes Abstained       Not Voted
-------------------- ----------------- -----------------  ------------------

          7,781,332            109,443           113,048          140,454
-------------------- ----------------- -----------------  ------------------



Proposal #3 - Ratification of Appointment of Auditor:

-------------------- ----------------- -----------------  ------------------
      Votes For         Votes Against    Votes Abstained       Not Voted
-------------------- ----------------- -----------------  ------------------

          8,031,707              - 0 -           112,570            - 0 -
-------------------- ----------------- -----------------  ------------------


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

                              PharmaFrontiers Corp.

By:  /s/ David B. McWilliams
----------------------------
David B. McWilliams, CEO


By: /s/ C. William Rouse
------------------------
C. William Rouse, CFO


Date: August 15, 2005