Form 10QSB
period 2005-09-30
PharmaFrontiers Corp.
filed 2005-11-14
CIK 1069308

UNITED STATES SECURITIES AND
                               EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                             SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2005

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



                            2635 Crescent Ridge Drive
                           The Woodlands, Texas 77381
                                 (281) 272-9331
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X   No

The number of shares of common stock of the Registrant outstanding at November 8, 2005 was 20,619,545.

                           PHARMAFRONTIERS CORPORATION
                              INDEX TO FORM 10-QSB
                               September 30, 2005


PART I   FINANCIAL INFORMATION                                                                                     Page No.
                                                                                                                   --------

           Item 1.    Financial Statements                                                                             3

                      Consolidated Balance Sheet dated September 30, 2005 (unaudited)                                  3

                      Consolidated Statements of Expenses (unaudited) Three and
                      Nine Months Ended September 30, 2005 and 2004 and the
                      Period from January 22, 2003 (Inception) to September 30,
                      2005 (unaudited) 4

                      Consolidated Statements of Cash Flow (unaudited) for the
                      Nine Months Ended September 30, 2005 and 2004 and the
                      Period from January 22, 2003 (Inception) to September 30,
                      2005 (unaudited) 5

                      Notes to Financial Statements (unaudited)                                                        7

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations           11

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      15

           Item 4.    Controls and Procedures                                                                         15

PART II  OTHER INFORMATION                                                                                            15

           Item 1.    Legal Proceedings                                                                               15

           Item 2.    Changes in Securities and Use of Proceeds                                                       15

           Item 3.    Defaults Upon Senior Securities                                                                 16

           Item 4.    Submission of Matters to a Vote of Security Holders                                             16

           Item 5.    Other Information                                                                               16

           Item 6.    Exhibits                                                                                        16

                      Signatures                                                                                      16

                      Exhibit 31.1                                                                                    17

                      Exhibit 31.2                                                                                    18

                      Exhibit 32.1                                                                                    19

                      Exhibit 32.2                                                                                    20

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS.


                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (unaudited)








        Current Assets
           Cash                                                                                       $  4,353,317
           Prepaid expenses                                                                                169,955
                                                                                                      ------------
         Total Current Assets                                                                            4,523,272

         Intangible assets, net of accumulated
           amortization of $1,479,609                                                                   26,539,721
         Property & equipment, net of accumulated
           depreciation of $259,110                                                                        344,710
                                                                                                      ------------
         Total Assets                                                                                 $ 31,407,703
                                                                                                      ============



         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities
           Accounts payable                                                                           $    521,232
           Accrued expenses                                                                                254,823
           Third party non-convertible note                                                              1,500,000
                                                                                                      ------------
         Total Current Liabilities                                                                       2,276,055
                                                                                                      ------------

         Commitments and Contingencies                                                                           -

         Stockholders' Equity
           Convertible preferred stock, no par value, 10,000,000
         shares authorized, none issued and outstanding                                                          -
           Common stock, $.05 par value, 50,000,000 shares
              authorized, 20,609,545 shares issued and outstanding                                       1,030,477
           Additional paid in capital                                                                   49,069,732
           Deficit accumulated during the development stage                                            (20,968,561)
                                                                                                      ------------
         Total Stockholders' Equity                                                                     29,131,648
                                                                                                      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 31,407,703
                                                                                                      ============

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF EXPENSES
         Three and Nine Months Ended September 30, 2005 and 2004 and the
         Period from January 22, 2003 (Inception) to September 30, 2005
                                   (unaudited)


                                                                                                                       Inception
                                                Three Months                               Nine Months                  Through
                                             Ended September 30,                       Ended September 30,           September 30,
                                          2005                2004                 2005                 2004             2005
                                        ------------        ------------        -------------       ------------    --------------

    General & administrative            $  2,762,826        $    612,145        $   7,092,615       $  1,685,714     $   9,843,782
    Research & development                   622,311                   -            1,877,787                  -         2,510,408
                                        ------------        ------------        -------------       ------------     -------------
          Net operating loss              (3,385,137)           (612,145)          (8,970,402)        (1,685,714)      (12,354,190)


    Interest income                           31,565               2,475               50,474              2,475            56,466
    Other income                              11,958               1,882               21,903              1,882            24,282
    Interest expense                      (1,385,234)            (20,462)          (7,323,573)          (169,966)      (8,237,701)
    Loss on disposition of
      fixed assets                                 -                   -                    -                  -         (457,122)
    Other expense                                  -                   -                 (296)                 -             (296)
                                        ------------        -------------       -------------       ------------    --------------
    Net Loss                            $ (4,726,848)       $   (628,250)       $ (16,221,894)      $ (1,851,323)   $ (20,968,561)
                                        =============       =============       ==============      =============   ==============



    Basic and diluted loss
       per share                        $      (0.23)       $      (0.08)       $       (1.16)      $      (0.31)              N/A

    Weighted average common
       shares outstanding                 20,482,826           7,397,171           13,973,315          5,890,241               N/A

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              Nine Months Ended September 30, 2005 and 2004 and the
         Period from January 22, 2003 (Inception) to September 30, 2005
                                   (unaudited)

                                                                                                      Inception
                                                                                                       through
                                                                                                     September 30,
                                                                    2005               2004              2005
                                                                 ------------       -----------       ------------
Cash flows from operating activities
  Net loss                                                       $(16,221,894)     $ (1,851,323)      $(20,968,561)
    Adjustments to reconcile net
    loss to net cash used in
    operating activities:
      Stock issued for services                                       999,400           849,000          1,848,400
      Stock issued for settlement of debt                             109,070                 -            109,070
      Amortization of discount on
        notes payable due to warrants
        and beneficial conversion feature                           5,516,638           159,403          6,313,205
      Amortization of intangible assets                             1,227,850             1,154          1,479,611
      Depreciation                                                     74,792                 -             87,850
      Option and warrant expense                                    3,908,044                 -          4,031,378
      Loss on disposition of fixed assets                                   -                 -            457,122

    Changes in:
      Accounts payable                                               (141,866)          131,163            (83,059)
      Prepaid expenses                                                (75,618)          (57,579)          (114,568)
      Accrued expenses                                                 38,168             83,697            69,493
      Notes Payable                                                         -            (5,000)                 -
                                                                  -----------       -----------        ------------
  Net cash used in
    operating activities                                           (4,565,416)         (689,485)        (6,770,059)
                                                                  ------------      ------------       ------------
Cash flows from investing activities
  Purchase of licenses                                                      -          (107,742)          (232,742)
  Purchase of property & equipment                                    (77,519)          (15,198)          (250,523)
                                                                  ------------      ------------       ------------
  Net cash used in
    investing activities                                              (77,519)         (122,940)          (483,265)
                                                                  ------------      ------------       ------------
Cash flows from financing activities
  Common stock sold for cash, net                                   5,305,989             9,000          5,315,989
  Common stock repurchased and canceled                                     -                 -               (325)
  Proceeds from debt                                                2,896,885         1,554,634          6,354,591
  Repayments on notes payable                                         (58,614)                -            (63,614)
  Stock payable                                                             -           288,366                  -
                                                                  ------------      ------------       ------------
  Net cash provided by
    financing activities                                            8,144,260         1,852,000         11,606,641
                                                                  ------------      ------------       ------------
Net change in cash                                                  3,501,325         1,039,575          4,353,317
Cash at beginning of period                                           851,992                68                  -
                                                                  ------------      ------------       ------------
Cash at end of period                                             $ 4,353,317       $ 1,039,643        $ 4,353,317
                                                                  ============      ============       ============

                              PHARMAFRONTIERS CORP.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              Nine Months Ended September 30, 2005 and 2004 and the
         Period from January 22, 2003 (Inception) to September 30, 2005
                                   (unaudited)



                                                                                                      Inception
                                                                                                       through
                                                                                                     September 30,
                                                                    2005               2004               2005
                                                                  -----------        ---------         -----------
NON-CASH TRANSACTIONS
  Issuance of common stock for
    purchase of Opexa                                             $         -        $       -         $23,750,000
  Issuance of common stock to
    Sportan shareholders                                                    -                -             147,733
  Issuance of common stock for
    University of Chicago license                                   1,868,384                -           2,295,474
    Issuance of common stock for
    interest                                                          525,513                -             525,513
  Conversion of notes payable
    to common stock                                                 6,159,610                -           6,407,980
  Conversion of accrued liabilities
    to common stock                                                    17,176                -              17,176
  Conversion of accounts payable
    to note payable                                                         -                -              93,364
  Discount on convertible notes
    related to:
    - warrants                                                      1,433,108                -           3,309,790
    - beneficial conversion feature                                   831,945                -           1,715,974
    - stock attached to notes                                         999,074                -           1,654,682

                              PHARMAFRONTIERS CORP.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of PharmaFrontiers Corp., ("Pharma"), (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Pharma's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2004, as reported in Form 10-KSB, have been omitted.


NOTE 2 - STOCK BASED COMPENSATION

Pharma accounts for stock-based compensation under the intrinsic value method. Under this method, Pharma recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee:

                                                                                                                    Inception
                                                 Three Months                         Nine Months                    Through
                                              Ended September 30,                     Ended September 30,          September 30,
                                          2005                2004                 2005                 2004           2005
                                        ------------        ------------        -------------       ------------    -------------

Net loss as reported                     $(4,726,848)         $(628,250)         $(16,221,894)       $(1,851,323)      $(20,968,561)
Add: stock based
     compensation
     determined under
     intrinsic value
     based method                          1,166,502                  -             1,900,806                  -          2,024,139

Less: stock based
      compensation
      determined under
      fair value
      based method                        (2,388,998)                 -            (3,303,730)                 -         (3,457,094)
                                        ------------      -------------         -------------      -------------     --------------
Pro forma net loss                       $(5,949,344)        $ (628,250)        $ (17,624,818)       $(1,851,323)      $(22,401,516)
                                       =============      =============         =============      =============     ==============


Basic and diluted Net loss per common share:
  As reported                             $    (0.23)       $     (0.08)          $     (1.16)       $     (0.31)               N/A
  Pro forma                                    (0.29)             (0.08)                (1.26)             (0.31)               N/A


The weighted average fair value of the stock options granted during 2005 was $2.85. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 97.39% and (4) zero expected dividends.

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


NOTE 4 - REGISTRATION OF SHARES

On July 19, 2005 Pharma filed a registration statement on Form SB-2 to register the resale of 35,906,722 shares of common stock, including 12,723,562 shares of common stock previously issued and 23,183,160 shares of common stock issuable upon the exercise of common stock purchase warrants.


NOTE 5 - NOTES PAYABLE

Notes payable to third parties consists of the following:

                 Note payable to the University of Chicago;
                   no interest; due earlier of Pharma raising
                   $10,000,000 in an Equity Financing or
                   April 30, 2006; secured by license                $ 1,500,000


NOTE 6 - COMMITMENT AND CONTINGENCIES

After purchasing Opexa Pharmaceuticals, Inc. ("Opexa") Pharma assumed an eighteen-month operating lease from Opexa for a research facility. The lease commenced in June 2003 and was due to expire in November 2004. Pharma extended the lease initially until March 31, 2005 and extended it again until September 30, 2005. Pharma terminated the lease on October 7, 2005 and entered into a ten-year lease with a new landlord which commenced on October 1, 2005. Pharma entered into a remodeling construction contract to complete three Gmp production suites at our new facility. The construction contract plus equipment purchased separately is expected to total approximately $500,000. The construction began October 1st and is to be completed in December 2005, which coincides with the previously announced estimated startup of the planned Phase 2b Tovaxin Clinical Trial.


NOTE 7 - EQUITY

During February 2005, 23,000 shares of common stock valued at their fair value of $161,000 were issued to note holders for the conversion of $51,927 of principal and interest from the notes.

In March 2005, 451,688 shares of common stock with a relative fair value of $999,074 were issued to note holders as their additional shares for their subscription investment in Pharma. See Note 3 for details.

In June 2005, 200,000 shares of common stock valued at their fair value of $940,000 were issued to Pharma's consultants for their services.

In June 2005, Pharma sold 3,387,217 shares of common stock with 9,314,868 warrants for $5,080,826. The warrants have exercise prices ranging from $2 to $4 and expire in seven months to four years. The relative fair value of the common stock is $886,913 and the relative fair value of the warrants is $4,198,913. Offering costs of $434,262 related to shares issued were charged to additional paid in capital.

In June 2005, 5,658,575 shares of common stock were issued to note holders for the conversion of $6,124,859 of principal and $525,513 interest from convertible notes. See Note 3.

In June 2005, 274,836 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $1,758,950.

In July 2005, Pharma sold 507,292 shares of common stock with 1,395,053 warrants for $760,938. The warrants have exercise prices ranging from $2 to $4 and expire in seven months to four years. The relative fair value of the common stock is $216,801 and the relative fair value of the warrants is $544,137. Offering costs of $61,290 related to shares issued were charged to additional paid in capital.

In August 2005, 17,099 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $109,434.

In August 2005, 30,000 shares of common stock valued at their fair value of $59,400 were issued to a consultant for his services.


NOTE 8 - WARRANTS AND OPTIONS

In April 2005, options to purchase 12,500 shares of Common Stock were issued to three Opexa employees at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date, one third of the options vests on the second anniversary date, and the remaining one third vests on the third anniversary date. These options have an intrinsic value of $14,925.

In April 2005, warrants to purchase 20,000 shares of Common Stock was issued to a consultant at an exercise price of $3.00 per share of which one third of the warrants vest on the first anniversary date, one third of the warrants vests on the second anniversary date, and the remaining one third vests on the third anniversary date. These warrants have a fair value of $83,562.

In April 2005, warrants to purchase 100,000 shares of Common Stock was issued to a consultant at an exercise price of $3.00 per share of which 40,000 warrants vested immediately, and the remaining 60,000 warrants vest at the rate of 2,500 warrants per month for twenty-four months. These warrants have a fair value of $417,812.

In June 2005, options to purchase 30,000 shares of Common Stock were issued to two independent directors at an exercise price of $3.00 per share, of which options vested immediately. These options have no intrinsic value due to exercise price exceeded the market price at the date of the grant.

In July 2005, warrants to purchase 460,846 shares of Common Stock were issued to several brokerage firms as the offering costs and commissions for Pharma's debt and equity financing at an exercise price of $1.50 per share. These warrants have a fair value of $2,197,162 and vest immediately.

In August 2005, options to purchase 20,000 shares of Common Stock were issued to a new director at an exercise price of $1.14 per share. One third of the options vested immediately, one third of the options vest on the first anniversary date, and the remaining one third vests on the second anniversary date. These options have no intrinsic value due to exercise price exceeded the market price at the date of the grant.

In August 2005, warrants to purchase 200,000 shares of Common Stock were issued to a consultant at an exercise price of $1.19 per share. The options vest at a future date at such time that certain pre-determined events occur. These warrants have a fair value of $175,484.

In September 2005, warrants to purchase 15,000 shares of Common Stock were granted to a consultant at an exercise price of $1.19 per share of which options vested immediately. These warrants have a fair value of $13,161.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

     Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. The Company does not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

     The following discussion and analysis of the Company's financial condition as of September 30, 2005, the Company's results of operations and cash flows should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

General

     PharmaFrontiers Corp. is a biopharmaceutical company engaged in developing autologous personalized cell therapies. Our strategy is to develop and commercialize cell therapies to treat several major diseases including multiple sclerosis, cardiovascular diseases, and diabetes. We have an exclusive license to an individualized T cell therapy that is in FDA Phase I/II human dose ranging clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis. The FDA has approved the protocol for our Phase IIb clinical trial of Tovaxin, our T cell therapeutic vaccine for Multiple Sclerosis (MS). We also have an exclusive license to a stem cell technology in which adult pluripotent stem cells are derived from monocytes obtained from the patient's own blood. We are initially pursuing indications in heart failure and Type I diabetes with our stem cell technology.

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

     Two clinical studies of Tovaxin(TM) have reached critical milestones:

     Phase I/II dose-escalation study:
     ---------------------------------

     The dose escalation study was designed for patients with relapsing-remitting or secondary-progressive MS, intolerant of, or having failed, current therapy. Blood was obtained from each patient from which T cells reactive to two peptides each of three proteins (MBP, PLP, and MOG) were expanded ex vivo and prepared as a trivalent formulation of MRTCs. The MRTCs were attenuated by Cesium137 irradiation prior to patients receiving subcutaneous injections of either 6-9 million cells (Dose 1) or 30-45 million cells (Dose 2) at weeks 0, 4, 12 and 20. MRTC frequencies were performed at baseline and weeks 5, 13, 21, 28 and 52. Patients were evaluated for changes in EDSS, MSIS and exacerbations.

     Tovaxin is a patient-specific therapeutic vaccination strategy for MS patients. To formulate Tovaxin T cell vaccine, the patient's own myelin peptide-specific activated T cell lines are harvested and attenuated on the day of vaccine administration,

     The study's results demonstrated that MRTCs in the peripheral blood were depleted in a dose dependent manner and analyses showed reductions in all three types of MRTCs at all follow-up visits. All patients in the Dose 2 group had a 100% reduction in MRTC counts at the week five follow-up visit. Percentage reductions were greater in the Dose 2 group than in the Dose 1 group at every follow-up visit. Correlation between the reduction in overall MRTC frequencies and the physical component of the MSIS (p=0.0086) was strong. There was a trend to improved EDSS (p=0.0561). The annual relapse rate (ARR) for the patients prior two years before therapy was 1.28 and following therapy the ARR was 0.10 (92 percent reduction) adjusted for the number of months in the study. The treatment appears to be safe and well tolerated with minimal adverse events and no dose-limiting toxicities.

     Phase I/II extension study:
     ---------------------------

     The analysis of data on ten (10) patients that have been enrolled in a Phase I/II open-label extension study of Tovaxin(TM) T-Cell vaccine in worsening multiple sclerosis indicates that the treatment is safe and well-tolerated. Adverse events were mild or moderate in severity. None of the ten patients reported an MS exacerbation while on study. Analysis of myelin-reactive T-cell (MRTC) counts showed a percentage reduction from baseline at 3, 6, and 9 months, for all three types of MRTC, as well as the Total MRTC. Reductions in disease assessment disability scores were observed at all follow-up visits. No therapy induced lesions were observed on week 52 MRI's for three patients. These results suggest that MRTC vaccination is safe and well tolerated and also suggest that MRTC vaccination reduces MRTC counts, as well as EDSS and MSIS scores.

     In October 2005, the FDA approved the protocol for our Phase IIb clinical trial of Tovaxin. We intend to commence this pivotal Phase IIb study by the end of 2005 or early 2006.

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

     We believe that with our stem cell technology plus our additional technology related to the differentiation of stem cells into islet cells, we will be able to create insulin producing islet cells derived from the patient's own blood. We are currently conducting laboratory research and conducting pre-clinical development of our cardiac and diabetes stem cell therapies.

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

     Intellectual Property. As of September 30, 2005, we had $26,539,721 of intellectual property, net of amortization, of which $23,991,128 resulted from the acquisition of Opexa Pharmaceuticals and $4,028,203 pertained to the consideration paid to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of September 30, 2005 is approximately 16.5 years. The weighted average useful life of the University of Chicago license is approximately 18.2 years. Accumulated amortization for the Intellectual Property as of September 30, 2005 is $1,479,609.

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

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared with Three and Nine
---------------------------------------------------------------------------
months ended September 30, 2004
-------------------------------

      For purposes of this MD&A, we are comparing our three and nine months ended September 30, 2005 with the financials to the three and nine months ended September 30, 2004.

     Net Sales. We recorded no sales for the three and nine months ended September 30, 2005 which resulted in no change from the same periods in 2004.

     General and Administrative Expenses. Our general and administrative expenses increased during the three and nine months ended September 30, 2005, to $2,762,826 and $7,092,615 as compared to $622,311 and $1,685,714 from the same periods in 2004. The increase in general and administrative expenses is due primarily to the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with the Company which provide for salary payments. The increase in operations is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations. Also included are professional fees incurred from legal, accounting, and consulting services. Anticipated future expenses include expenses associated with the expansion of facilities.

     Research and Development Expenses. Research and development expense increased to $626,720 and $1,877,787 for the three and nine months September 30, 2005, compared to $ -0- for the same periods in 2004. The increase is primarily related to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs, including its ongoing Phase I/II Clinical Trial for Tovaxin as well as the beginning of the Pre-Clinical Studies for our Cardiac and Diabetes Stem Cell Therapies. Also included are professional fees incurred from consulting services and legal fees to secure and expand our license patent claims. Anticipated future expenses include expenses associated with the expansion of the laboratory/manufacturing facilities.

     Interest Expense. Interest expense for the three and nine months ended September 30, 2005 was $1,385,234 and $7,323,573 as compared to $20,462 and
$169,966 for the same periods in 2004. The increase is primarily related to the amortization of the remaining discount under the beneficial conversion feature of the 15% exchangeable convertible promissory Notes (the "Bridge Notes), the accrued interest on the Bridge Notes that was converted into shares of Common Stock and offering costs associated with the bridge financing.

     Net loss. The Company had net loss for the three and nine months ended September 30, 2005, of ($4,726,848) and ($16,221,894), or ($0.23) and ($1.16)
per share (basic and diluted), compared with a net loss of ($628,250) and ($1,851,323) or ($0.08) and ($0.31) per share (basic and diluted), for the same periods in 2004. The increase is primarily related to the amortization of the remaining discount under the beneficial conversion feature of the Bridge Notes and the accrued interest on the Bridge Notes that was converted into shares of Common Stock, along with the start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with us which provide for salary payments. The acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs also attributed to the increase in net loss. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Anticipated future expenses include research and development, professional and consulting fees, and expenses associated with the expansion of the office and laboratory/manufacturing facilities.

Liquidity and Capital Resources

     Changes in cash flow. Cash used by operations for the nine month period increased from ($689,485) from the same period in 2004 to ($4,565,416) for the nine months ended September 30, 2005 due to the start-up of operations, acquisition of Opexa and the assumption of its operations and research and development programs, and professional fees incurred from legal, accounting, and consulting services. Cash used in investing activities was ($122,940) during the same period in 2004, as compared to cash used in investing activities of ($77,519) for the nine months ending September 30, 2005. The decrease is primarily due to fewer purchases of laboratory equipment.

     Cash provided from financing activities was $1,852,000 from the same period in 2004, as compared to cash provided by financing activities for the nine months ended September 30, 2005 of $8,144,260. The increase is a result of the proceeds from debt and stock sold for cash.

     Liquidity. Since our Inception, the Company has financed its operations from the sale of its debt and equity securities (including the issuance of its securities in exchange for goods and services) to accredited investors. Between September 2004 and February 2005, the Company privately placed an aggregate principal amount of $6.1 million of Bridge Notes. In June 3, 2005, the Company exchanged its Bridge Notes aggregating approximately $6.7 million in principal and interest for 4,433,598 units at a purchase price of $1.50 per unit; each unit comprised of one share of common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as follows: a series A warrant for 1.25 shares with an exercise price of $2.00 which expires on the later of January 25, 2006 or 5 months after registration statement is effective; a series B warrant for one-half of a share with an exercise price of $2.90 which expires on September 25, 2006 or 12 months after registration statement is effective; and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.

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

     As of September 30, 2005, the Company had cash of approximately $4,353,000. We believe we have sufficient cash to fund current operations through February 2006. The Company's burn rate in the third quarter of 2005 was $550,000 per month. Our burn rate is expected to increase in the fourth quarter of 2005 as we prepare for our Tovaxin Phase 2b clinical trial. The Company believes that we will need a minimum of $2,600,000 to fund our operations for the fourth quarter of 2005. This money will be used for the ramp-up of our Tovaxin Phase 2b clinical trial, for research and development, capital expenditures and for general and administrative expenses. The Company anticipates that it will need to engage in best efforts sales of its securities to raise needed working capital. Failure to raise necessary working capital will cause us to curtail operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.


ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of September 30, 2005, have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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


                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     None.


ITEM 2. CHANGE IN SECURITIES.

Recent Sales of Unregistered Securities

     Set forth below is certain information concerning all issuances of securities by the Company during the fiscal quarter ended September 30, 2005 that were not registered under the Securities Act.

In July 2005, in accordance with the completion of its $760,000 private placement offering to institutional and other accredited investors, the Company issued 507,292 units at $1.50 per unit; each unit comprised of one share of common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as follows: a series A warrant for 1.25 shares with an exercise price of $2.00 which expires on the later of January 25, 2006; a series B warrant for one-half of a share with an exercise price of $2.90 which expires on September 25, 2006; and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.

In August 2005, the Company issued 30,000 shares of common stock to a consultant for services rendered.

In August 2005, an option to purchase 20,000 shares of Common Stock was issued to a new director at an exercise price of $1.14 per share of which one third of the options vest immediately, one third on the first anniversary date of the grant date and the remaining one third of the options vests on the second anniversary date of the grant date.

In August 2005, an option to purchase 200,000 shares of Common Stock was issued to a consultant at an exercise price of $1.19 per share. The options vest at a future date at such time that certain pre-determined events occur.

In September 2005, an option to purchase 15,000 shares of Common Stock was issued to a consultant at an exercise price of $1.19 per share of which options vested immediately on the grant date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

(a)  Special Meeting of Shareholders.

     On November 11, 2005, the Company held a special meeting for shareholders of record at the close of business on October 5, 2005.

(b)  Proposal Voted Upon and Shareholder Vote.

     The shareholders voted to approve an amendment to the Company's Articles of Incorporation to increase the aggregate number of shares of common stock authorized for issuance from 50 million shares to 100 million shares. A total of 18,399,013 shares were voted representing 90.37% of the outstanding shares. The votes cast for and against the above-described proposal are listed in the table below.

----------------------- ---------------------- -------------------- ------------

      Votes For             Votes Against        Votes Abstained      Not Voted
----------------------- ---------------------- -------------------- ------------

            12,187,777              6,184,431               26,805     1,960,532
----------------------- ---------------------- -------------------- ------------


ITEM 5. OTHER INFORMATION.

     On October 31, 2005, the Company and The University of Chicago acting as the prime contractor for the Department of Energy's Argonne National Labs executed the First Amendment to Amended and Restated License Agreement. Both parties agreed to extend the $1.5 million milestone payment date from October 31, 2005 to April 30, 2006.


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


Date: November 14, 2005