Form 10KSB
period 2005-12-31
PharmaFrontiers Corp.
filed 2006-03-31
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25513

PharmaFrontiers Corp.
(Exact name of small business issuer as specified in its charter)

Texas	76-0333165
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2635 N Crescent Ridge Drive, The Woodlands, Texas	77381
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (281) 272-9331
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for the fiscal year ended December 31, 2005: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of March 28, 2006 based upon the average bid and asked price as of such date, was $11,824,916.

The Registrant’s common stock outstanding as of March 28, 2006, was 20,967,035 [include financing] shares

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the Registrant on or before April 28, 2006.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

 Forward Looking Statement

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation, belief, estimation, intent, anticipation, development, trial, contingency and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, and the potential market opportunities. These statements relate to events and/or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, performance or achievements of the Company or the industry in which it operates to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and those described elsewhere in this report.

In some cases, you can identify forward-looking statements by the Company's use of terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause the Company's actual results to differ materially from any forward-looking statement.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company does not intend to update any of the forward-looking statements after the date of this report to conform prior statements to actual results.

Stock Split

In April 2004, the Company’s shareholders approved a one for fifty reverse common stock split. All share, par share and par value amounts (except authorized shares) have been retroactively adjusted to reflect the split.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

PharmaFrontiers Corp. (the “Company” or “PharmaFrontiers”) is a biopharmaceutical company developing autologous cellular therapies to treat several major illnesses, including multiple sclerosis (MS), rheumatoid arthritis, diabetes, and cardiovascular disease. These therapies are based on the Company’s proprietary T-cell and stem cell technologies.

PharmaFrontiers’ lead product, Tovaxin™, is a T-cell-based therapeutic vaccine for MS, which offers a unique and personalized approach to treating the disease by inducing an immune response against the autoimmune myelin-reactive T-cells (MRTCs), which are believed to be responsible for the initiation of the disease process. Tovaxin is currently in Phase I/II clinical trials and is cleared by the U.S. Food and Drug Administration’s (FDA) Center for Biologics Evaluation and Research (CBER) to enter a Phase IIb trial. Initial Phase I/II human trials show that T-cell vaccination (TCV) appear to safely induce immune responses that deplete and regulate myelin-peptide reactive T-cells. In two open-label Phase I/II clinical trials, the relapse rates were reduced by an average of 93%. Some patients appear to experience an improvement of their EDSS (a scoring method to measure the disability of MS patients). We do not believe that this EDSS improvement is normally seen with current therapies. Although the data from these trials appears to be promising, it must be noted that these trials were not placebo controlled. In the first half of 2006, we plan to enroll the first patient in Phase IIb placebo controlled trial. PharmaFrontiers believes that Tovaxin could be ready for commercialization as early as 2010. Moreover, the Company is evaluating a T-cell assay technology that can be used to monitor T-cell therapy and possibly develop a product for early diagnosis of MS.

We have an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China. The license agreement permits the SIBS' scientists to publish their research results to date after PharmaFrontiers has filed a patent application covering the rheumatoid arthritis T cell vaccine with the U.S. Patent and Trademark Office.

PharmaFrontiers also holds the exclusive worldwide license to adult pluripotent stem cells derived from peripheral blood monocytes that allow for the isolation, propagation, and differentiation into cells and tissues for patient-specific cell-based therapies. PharmaFrontiers is currently pursuing indications for congestive heart failure (CHF) and Type 1 diabetes with its stem cell technology. The Company also expects to conduct basic research to determine the potential use of its stem cells in other indications, such as macular degeneration, stroke, and Parkinson’s disease. An overview of PharmaFrontiers’ technologies and programs underway is provided in the following chart.

Overview of PharmaFrontiers Corp Technologies and Programs

T-Cell Therapy

PharmaFrontiers has the exclusive license to an individualized T-cell therapeutic vaccine, Tovaxin, which is in U.S. FDA Phase I/II human dose ranging and extension clinical trials to evaluate its safety and effectiveness in treating MS. The Company has been developing its T-cell technology platform following the acquisition of Opexa Pharmaceuticals, which was formed around an exclusive license granted by Baylor College of Medicine for the T-cell-based therapeutic vaccination technology developed by Dr. Jingwu Zang.

Tovaxin consists of a trivalent formulation (MBP, proteolipid protein [PLP], and myelin oligodendrocyte glycoprotein [MOG]) of attenuated autoreactive T-cells. MS is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system (CNS). PharmaFrontiers’ unique T-cell technology takes these autoreactive T-cells from the patient and expands them ex vivo (in a cell-culture environment outside the body), attenuates them by gamma irradiation, and then returns them to the patient as a subcutaneous injection. Although further testing is necessary, indications from our initial human trials appear to show that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, stimulating a reduction in the level of harmful T-cells.

We believe that our initial human trials show that Tovaxin safely induces the depletion and regulation of myelin-peptide reactive T-cells, possibly stabilizing the disease, reducing the annualized relapse rate, and potentially improving the disability scores of patients. In October 2005, the FDA approved the Company’s protocol for our Phase IIb clinical trial of Tovaxin. We intend to enroll the first patient in this pivotal Phase IIb in the first half of 2006. In addition, PharmaFrontiers is evaluating whether its T-cell assay technology can be used to monitor T-cell therapy, be developed as an assay for T-cell therapy, and be used to diagnose MS through an analysis of the autoreactive T-cells in a patient’s blood.

Our Rheumatoid Arthritis (RA) T-cell vaccination (TCV) technology is conceptually similar to Tovaxin. RA is an autoimmune T-cell-mediated disease in which pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints. Our RA TCV technology allows the isolation of these pathogenic T-cells from synovial fluid drawn from a patient. We will expand and modify these T-cells in our laboratory. The modified T-cells will be injected subcutaneously into patients with the goal of inducing an immune response directed at the Pathogenic T-cells in the patient’s body. We believe this immune response could reduce the level of Pathogenic T-cells and potentially allow the reduction of joint swelling in RA patients.

Stem Cell Therapy

PharmaFrontiers holds the exclusive worldwide license from the University of Chicago (through its prime contractor relationship with the U.S. Department of Energy’s Argonne National Laboratory) for technology that allows a patient’s donated blood to be laboratory processed in order to obtain mononuclear cells. These monocytes can be de-differentiated to form pluripotent stem cells in the presence of certain growth factors, yielding approximately 100 million stem cells per blood draw. The resulting monocyte-derived stem cells (MDSC) can be expanded and differentiated into other cell types when cultured in the presence of the appropriate growth factors. The Company is initially conducting pre-clinical research to develop stem cell therapies to treat congestive heart failure and Type 1 diabetes.

We believe the importance of these MDSC is that they can be prepared relatively easily and inexpensively from a patient’s monocytes, expanded ex vivo (if necessary), and then administered back to the same patient. Because this is an autologous therapy, there should be no rejection issues and no need for the use of debilitating anti-rejection drugs.

Other Opportunities

The Company intends to conduct basic research to determine the potential use of its stem cells in other indications, such as macular degeneration, stroke, myocardial infarction, and Parkinson’s disease. PharmaFrontiers intends to partner or sublicense some of these indications if they are not pursued for internal development. For those indications where the Company feels it can participate commercially, PharmaFrontiers desires to partner in key commercial markets outside of the United States.

Organizational History

The Company was incorporated in Texas in 1986 and originally engaged in businesses other than the biopharmaceutical business. These other business operations were terminated in February 2002. In May 2004, we entered the biopharmaceutical business by acquiring an entity that held rights to treatments using adult pluripotent stem cells derived from adult human peripheral blood, and in connection therewith we changed our name to our current corporate name. From an accounting standpoint, the subsidiary is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization/reverse merger. As such, our financial statements are those of the subsidiary. In November 2004, we acquired Opexa Pharmaceuticals, Inc. (“Opexa”), which holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells.

The Company’s Products and Services

Our T cell Platform

Multiple Sclerosis - Background

In the United States, approximately 400,000 people suffer from multiple sclerosis, a chronic progressive autoimmune disease of the central nervous system (CNS) that is caused by myelin autoreactive T-cells progressively eroding the myelin that surrounds and insulates nerve fibers of the brain and spinal cord. Globally, there are approximately 2.5 million MS patients representing a drug market believed to be in excess of $4 billion. The US markets accounted for 50 per cent of global MS sales in 2004, approximately $2.3 billion. MS remains a challenging autoimmune disease to study because the pathophysiologic mechanisms are diverse, and the chronic, unpredictable course of the disease makes it difficult to determine whether the favorable effects of short-term treatment will be sustained. Therapies that can prevent or stop the progression of disease and allow reversal of the neurological damage and disability caused by the disease represent the greatest unmet need in MS.

In recent years, the understanding of MS pathogenesis has evolved to comprise an initial, T-cell-mediated inflammatory activity followed by selective demyelination (erosion of the myelin coating of the nerve fibers) and then neurodegeneration. The discovery of disease-relevant immune responses has accelerated the development of targeted therapeutic products for the treatment of the early stages of MS. Healthy individuals have been found to have autoreactive T-cells, which recognize a variety of self-antigens (e.g., myelin basic protein [MBP], proteolipid protein [PLP], and myelin oligodendrocyte glycoprotein [MOG]) as part of the normal T-cell repertoire and circulate naturally in the periphery without causing an autoimmune disease.

Some subjects unfortunately who have the appropriate genetic background have increased susceptibility for the in vivo activation and clonal expansion of myelin autoreactive T-cells. These myelin autoreactive T-cells may remain dormant, but at some point they are activated in the periphery, possibly by molecular mimicry (i.e., recognition of epitopes that are common to autoantigens and microbial antigens as exogenous triggers), thus enabling them to cross the blood-brain barrier (BBB) and infiltrate the healthy tissue of the brain and spinal cord. The cascade of pathogenic events leads to demyelination of axons, which causes nerve impulse transmissions to diffuse into the tissue.

Current Therapy for Multiple Sclerosis

Current MS disease modifying drugs on the market are only palliative and generally work through a mechanism of immunomodulation or immunosuppression. These therapies for MS are dominated by three forms of interferon that require frequent subcutaneous or intramuscular injections. Copaxone is an immunomodulator composed of a random copolymer of amino acids that is administered daily. Novantrone (mitoxanthrone) is an immunosuppressive drug that can only be given four times per year with a life time limit of 8 to 12 doses. All of the current therapies only slow the progression of MS and they have significant patient compliance challenges because of the dosing schedule, limited decrease in relapse rate, side effects profile (e.g., the interferon formulations produce severe flu-like symptoms, injection site reactions, infection and neutralizing antibodies (range from 5% to 45%) are developed that limits the efficacy of treatment; copaxone causes significant injection site reactions; while novantrone causes infections, bone marrow suppression, nausea, hair thinning, bladder infections, and mouth sores). These drugs must be administered daily to weekly.

TYSABRI®, a selective adhesion molecule inhibitor (an alpha 4 integrin antagonist), represents another class of MS drugs which works by preventing immune system cells (all leukocytes carrying the alpha 4 integrin glycoprotein on their surface) from crossing the BBB and move into the CNS. On February 28, 2005, Biogen Idec and Elan Corporation announced a voluntary suspension of the marketing of TYSABRI. On March 8, 2006 Biogen Idec and Elan Corporation announced that the Peripheral and Central Nervous System Drugs Advisory Committee of the FDA voted unanimously to recommend reintroduction of TYSABRI as a treatment for relapsing forms of MS. The Committee’s recommendation is advisory to the FDA, and the agency is not bound by this recommendation. The FDA is expected to announce their decision by March 29, 2006.

Tovaxin for Multiple Sclerosis

The Company believes that Tovaxin works selectively on the myelin autoreactive T-cells by harnessing the body’s natural immune defense system and feedback mechanisms to deplete these T-cells and induce favorable immune regulatory responses by rebalancing the immune system. Tovaxin is manufactured by taking the MRTCs from the blood, expanding them to a therapeutic dose ex-vivo, and attenuating them with gamma irradiation to prevent DNA replication. These attenuated MRTCs are then injected subcutaneously into the body in large quantities. The body recognizes specific T-cell receptor molecules of these MRTCs as foreign and mounts an immune response reaction against them, not only destroying the injected attenuated MRTCs, but also the circulating, myelin autoreactive T-cells carrying the peptide-specific T-cell receptor molecules. In addition, T-cell activation molecules on the surface of the activated MRTCs used as vaccine induce favorable immune regulatory responses, which promote anti-inflammatory responses. Because the therapy uses an individual’s own cells, the only directly identifiable side effect is injection site reaction in a small percentage of the patients. These reactions clear within 24 hours.

We believe that this technology platform will have application in other T-cell mediated diseases such as Crohn’s disease, psoriasis, rheumatoid arthritis and type 1diabetes.

Tovaxin Intellectual Property

The technology was discovered by Dr. Jingwu Zang of Baylor College of Medicine in Houston. The Company has an exclusive, worldwide license from the Baylor College of Medicine to develop and commercialize three technology areas for MS, namely T-cell vaccination, peptides, and diagnostics. Under the License Agreement with the Baylor College of Medicine, the Company has rights to a total of 7 patents (2 U.S. and 5 foreign) and 69 patent applications (6 U.S., 62 foreign, and 1 Patent Cooperation Treaty [PCT]).

Tovaxin Manufacturing

PharmaFrontiers’ manufactures its TCV therapy in its own Good Manufacturing Practice (“GMP”) facility. The TCV technology is similar to that of traditional microbial vaccine technology, where the pathogen (or the attenuated derivative) is used to derive the protective antigens necessary to induce protective immune responses. In preparing a TCV therapy, the myelin autoreactive T-cells causing the disease are taken from the blood, specifically identified, and expanded ex vivo by incubating these T-cells with MBP, PLP, and MOG-selected peptides in the presence of antigen-presenting cells and growth factors. Myelin-peptide reactive T-cells are grown to therapeutic levels and cryopreserved. Prior to use, the MRTCs are expanded, formulated, and attenuated (by irradiation) to render them incompetent to replicate but viable for therapy. These attenuated T-cells are administered subcutaneously through a series of injections. We expect that a single draw of a 500 ml bag of blood is sufficient to provide a full year’s therapeutic regime of Tovaxin.

Clinical Development of Tovaxin

Tovaxin is currently in Phase I/II Clinical trials. Patients treated in PharmaFrontiers Phase I/II open-label studies with trivalent (MBP, MOG, and PLP) formulations have experienced minimal side effects and a 93% average reduction in annual relapse rate.

Tovaxin Phase IIb

The Phase IIb trial, entitled “A Multicenter, Randomized, Double-Blind, Placebo-Controlled Study of Subcutaneous Tovaxin in Subjects with Clinically Isolated Syndrome or Relapsing Remitting Multiple Sclerosis”, that the Company plans to initiate in the first half of 2006, is expected to be a multi-site double-blind, randomized, placebo-controlled 150 (100 treated, 50 placebo) patient trial. The primary endpoint will be lesion evaluation (the total number of gadolinium-enhancing lesions) via MRI with a secondary endpoint being annual relapse rate. This planned trial is designed to demonstrate the safety and efficacy of Tovaxin.

Our Stem Cell Platform

Stem Cells - Background

Stem cells are undifferentiated primary cells that have the potential to become any tissues and organs of the body. They hold therapeutic promise for the development of effective treatments and possibly cure various diseases. Hematopoietic stem cells (HSC’s), present in the bone marrow and precursors to all blood cells, are currently the only type of stem cells commonly used for therapy. Doctors have been transferring HSC’s in bone marrow transplants for more than 40 years. Advanced techniques for collecting or “harvesting” HSC’s are now used to treat leukemia, lymphoma and several inherited blood disorders.

The clinical potential of stem cells has also been demonstrated in the treatment of other human diseases, including diabetes and advanced kidney cancer. However, these new therapies have been offered only to a very limited number of patients using adult stem cells.

New clinical applications for stem cells are currently being tested therapeutically for the treatment of liver diseases, coronary diseases, autoimmune and metabolic disorders (amyloidosis), chronic inflammatory diseases (lupus) and other advanced cancers.

Unfortunately stem cell therapies have technical, ethical and legal hurdles to overcome before they will be able to be used to possibly effect tissue and organ repair in disease states that heretofore have only treated the symptoms. A significant hurdle to most uses of stem cells is that scientists do not yet fully understand the signals that turn specific genes on and off to influence the differentiation of the stem cell. Therefore, scientists will have to be able to precisely control the differentiation of stem cells into the specific cell type to be used in therapy and drug testing Current knowledge of the signals controlling differentiation fall well short of being able to mimic these conditions precisely to consistently have identical differentiated cells for each specified use.

To realize the promise of novel cell-based therapies for such pervasive and debilitating diseases, scientists must be able to easily and reproducibly manipulate stem cells so that they possess the necessary characteristics for successful differentiation, transplantation and engraftment. The following is a list of requisite steps in cell-based treatments that scientists will have to learn to precisely control prior to bringing such treatments to clinical trial. To be useful for transplant purposes, stem cells must be reproducibly made to: proliferate extensively and generate sufficient quantities of tissue, differentiate into the desired cell type(s), survive in the recipient after transplant, integrate into the surrounding tissue after transplant, function appropriately for the duration of the recipient's life, avoid harming the recipient in any way, and avoid the problem of immune rejection. There is no assurance that any commercialized cell-based therapies will ever be developed.

Although there are many ways to access stem cells, the Company believes that its autologous blood monocyte-derived stem cells offer distinct advantages.

Therapies utilizing Our Stem Cell Platform

Adult stem cells are unspecialized cells that have potential to develop into many different cell types in the body. Adult stem cells are believed to be a potential autologous renewable replacement source which might be used to treat various diseases, such as heart disease, type 1 diabetes, stroke, heart attack, burn injuries, spinal cord injuries, Parkinson’s and Alzheimer’s diseases, and many others. Adult stem cells are in clinical trials globally and are currently being used therapeutically in Thailand where hematopoietic stem cells (HSCs) are being used to treat cardiac disease (severe angina pectoris). In addition, adult stem cells are in clinical trials in the U.S. (mesenchymal stem cells), Brazil, Uruguay and Europe (bone marrow derived stem cells).

PharmaFrontiers’ stem cell technology involves a proprietary process to produce monocyte-derived stem cells (MDSC) from blood. The Company believes that these MDSC can be derived from a patient’s monocytes, expanded ex vivo, and then administered to the same patient. The Company believes that because this is an autologous therapy, there should be no rejection issues and no need for the use of anti-rejection drugs.

PharmaFrontiers, working either by itself or in conjunction with strategic partners, expects to utilize these MDSC from the same patient to develop a therapy which may cause autologous tissue or organ repair. The initial internal therapeutic targets are late stage heart failure and type 1 diabetes. Other therapeutic targets would be pursued through early-stage licensing or strategic alliances. This program is currently in pre-clinical development.

Panel A: Blood monocytes are collected ( ) and (Panel B) de-differentiated to yield monocyte-derived stem cells (MDSCs) (ë).

Stem Cell Pre-Clinical and Clinical Development

PharmaFrontiers plans to conduct pre-clinical animal studies on these MDSC in the first half of 2006 before filing an IND. The plan is to leverage off of extensive international research and clinical trials and develop these cells internally for late stage heart failure and type 1 diabetes. All other potential applications will be out-licensed to generate upfront cash, milestone payments, and royalties.

Type 1 diabetes and heart failure were chosen for internal development because they are large markets (over 1 million patients in the U.S.) and the Company has a proprietary method of creating islet cells. Stem cell research using more expensive processes has shown encouraging clinical results for the use of cellular therapy in these indications.

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

The Company’s intellectual property strategy includes developing proprietary technology for the sourcing, scale up, manufacturing, and storage of T cells and pluripotent adult stem cells and the use of these cells in multiple therapeutic applications. This strategy will include expanding on technologies in-licensed to us as well as in-licensing additional technologies through collaborations with universities and biotech companies.

We have licenses to certain patents that relate to our T cell technology and our pluripotent adult stem cell technology.

T Cell Therapy IP

We have an exclusive, worldwide license from the Baylor College of Medicine to patent applications claiming rights to the treatment of multiple sclerosis using modified T cells and to the use of the T cell technology as a diagnostic. The license was granted to the Company by Baylor in exchange for common stock in Opexa which was acquired by the Company in November 2004. The key terms of the agreement are: exclusive, worldwide, and a 2% royalty on net sales of licensed products. The royalty decreases after the aggregate net sales exceed $500 million. There are no other performance or payment terms in the license. The Company also has a separate consulting agreement with the inventor, Dr. Jingwu Zang, which grants the Company the right of first refusal on all future discoveries made by Dr. Zang.

Rheumatoid Arthritis Therapy IP

We have an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China. The key terms of the agreement are: exclusive, worldwide, $125,000 license payment and a 0.5% royalty on net sales of licensed products. The license agreement permits the SIBS' scientists to publish their research results to date after PharmaFrontiers has filed a patent application covering the rheumatoid arthritis T cell vaccine with the U.S. Patent and Trademark Office.

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

Pursuant to the license we have issued a total of 534,624 shares of our common stock to the University of Chicago. We have also agreed to pay the University of Chicago $1.5 million upon our receiving $10 million or more in any financing. At the same time as making such payment, we are obligated to issue to the University of Chicago sufficient additional shares of common stock so that the University holds a total of 2.6% of our outstanding stock after consummation of the financing. On October 31, 2005, the Company and The University of Chicago acting as the prime contractor for the Department of Energy’s Argonne National Labs executed the First Amendment to Amended and Restated License Agreement. Both parties agreed to extend the $1.5 million milestone payment date from October 31, 2005 to April 30, 2006. We have agreed to pay a percentage of royalties on sales of products subject to the licensed patents, as well as sublicense fees. In addition, the University of Chicago license requires us to expend on research and development at least $2,000,000 within two (2) years of the execution of the license and at least an additional $4,000,000 within four (4) years of the execution of the license. Research and development expenditures by sublicensees may account for half of each amount. The license also requires us to sell a product or method based on the licensed technology by February 2011.

Our Product Pipeline

Multiple Sclerosis T Cell Therapy, Tovaxin

Tovaxin is a vaccine approach to treating multiple sclerosis in that it induces the body’s immune system to attack the myelin reactive T-cells (MRTCs) that we believe are responsible for destroying the myelin sheath coating of the axons in the central nervous system. We believe that the depletion of the MRTCs may stop progression of multiple sclerosis. Tovaxin is currently in Phase I/II Clinical Trials and is expected to enter a Phase IIb Clinical Trail in 2006.

Rheumatoid Arthritis Therapy

Our Rheumatoid Arthritis (RA) T-cell vaccination (TCV) technology is conceptually similar to Tovaxin. RA is an autoimmune T-cell-mediated disease in which Pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints. We are currently transferring the technology to our laboratory and plan to file patent applications and present data to the FDA in the first half of 2006 with the hope of filing an IND and initiating a Phase I clinical trial by the end of 2006.

Cardiac Stem Cell Therapy

Stem cell treatment of congestive heart failure could revolutionize treatment of the disease because it may treat the source of the problem by replacing diseased cardiac muscle tissue with stem cells that grow into new healthy cardiac tissue. Elsewhere multiple Phase I clinical studies encompassing more than 70 patients have been run with autologous bone marrow stem cells that report improved cardiac perfusion. A recent (2003-2004) trial reported that injected autologous bone marrow mononuclear cells, using electromechanical mapping into areas of ischemic myocardium in patients with endstage ischemic cardiomyopathy and heart failure, showed a therapeutic effect with improved myocardial perfusion and exercise capacity, at 6 and 12 months, as well as increased global left ventricular function. Using the experience of these Phase I trials we expect to move through pre-clinical development and, if successful, initiate human testing as soon as practicable.

Diabetes Stem Cell Therapy

Type 1 diabetes is a chronic disease for which there is no treatment. Frequent testing of glucose levels coupled with insulin injections are used to control the disease. The Company holds a license to produce cells that generate insulin using the core stem cell technology and will hold a license for the use of some unique growth factors, which have overcome the major scientific challenge of differentiating an adult stem cell to produce insulin. Our goal is to schedule human trials as soon as practicable.

Other Opportunities

The Company intends to conduct basic research to determine the potential use of the Company’s stem cells in other indications such as macular degeneration, heart attack, and Parkinson’s disease. Liver cells (hepatocytes) derived from our stem cells may be valuable across the biopharmaceutical industry to test for drug toxicity or to help cure liver diseases. The Company intends to partner or sublicense some of these indications if they are not pursued for internal development. For those indications where the Company feels it can participate commercially, the Company will possibly take partners in key commercial markets outside of the United States.

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

Commercialization Through Third Parties

We anticipate that we will possibly grant sublicenses for certain applications of our technologies. We believe that by sublicensing some of the rights to our technology to pharmaceutical companies and other third parties, we will be able to develop more efficiently some applications of our technologies. We currently do not have any sublicenses.

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

Sales and Marketing

We intend to develop a sales force to market our multiple sclerosis cell therapy products in the U.S. Given the concentration of multiple sclerosis among a relatively small number of specialized neurologists, we believe that a modest size sales force would be sufficient to market the multiple sclerosis products. Our plan is to start building the sales force with the launch of the multiple sclerosis diagnostic products.

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

•
In Phase I, products are typically introduced into healthy human subjects or into selected patient populations to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

•
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

•	Phase III trials are undertaken to conclusively demonstrate clinical efficacy and to test further for safety within an expanded patient population, generally at multiple study sites.

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

FDA Manufacturing Requirements

Among the conditions for product licensure is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's GMP requirements. Even after product licensure approval, the manufacturer must comply with GMP on a continuing basis, and what constitutes GMP may change as the state of the art of manufacturing changes. Domestic manufacturing facilities are subject to regular FDA inspections for GMP compliance, which are normally held at least every two years. Foreign manufacturing facilities are subject to periodic FDA inspections or inspections by the foreign regulatory authorities with reciprocal inspection agreements with the FDA. Domestic manufacturing facilities may also be subject to inspection by foreign authorities.

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

Special Protocol Assessment

The Special Protocol Assessment (SPA) process is a procedure by which the FDA provides official evaluation and guidance on proposed protocols for pivotal Phase III clinical trials. An SPA documents the FDA's agreement that the design and plan analysis of the Phase III study adequately addresses objectives in support of a regulatory submission such as a biologics license application (BLA).

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

Research and Development

Research and development expenses for the year ended December 31, 2005 were approximately $9.9 million, mainly reflecting the costs of the Phase I/II clinical trials for Tovaxin, pre-trial expenses for the Tovaxin Phase IIb Clinical Trial scheduled to begin in 2006 and research and development in support of pre-clinical cardiac and diabetes stem cell therapies. Research and development expenses for the year ended December 31, 2004, were approximately $2.5 million.

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

Risks Related to Our Business

Our business is at an early stage of development.

Our business is at an early stage of development. We do not have any products in late-stage clinical trials or on the market. We are still in the early stages of identifying and conducting research on potential products. Only one of our products has progressed to the stage of being studied in human clinical trials. Our potential products will require significant research and development and preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to develop any products, to obtain regulatory approvals, to enter clinical trials for any of our product candidates, or to commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue our business. As of December 31, 2005, we had cash and cash equivalents of approximately $2.5 million. Our current burn rate is approximately $400,000 per month excluding capital expenditures.  Although our burn rate is expected to increase to $800,000 per month once the Phase IIb clinical trails begin, we do not intend to start the Phase IIb until we have raised additional capital. We will need to raise additional capital to fund our working capital needs during the second quarter of 2006. We do not have any credit facilities available with financial institutions or any other third parties and as such we must rely upon best efforts third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of the clinical trials.

The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2005 and beyond;
•	scientific progress in our research and development programs;
•	the magnitude and scope of our research and development programs;
•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
•	our progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the number and type of product candidates that we pursue.

We do not have any committed sources of capital, although we have issued and outstanding warrants that, if exercised, would result in an equity capital raising transaction. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our financial condition or business prospects.

Approximately 88% of our total assets are comprised of intangible assets that are subject to review on a periodic basis to determine whether an impairment on these assets is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant non-cash expense charge.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. At December 31, 2005, our intangible assets, consisting of the University of Chicago license and acquired intangible assets from the Opexa acquisition that is an inseparable group of patents and licenses that can’t function independently, were approximately $26.1 million. If management determines that impairment exists, we will be required to record a significant charge to expense in our financial statements during the period in which any impairment of our goodwill is determined.

Clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	determination of dosing issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our IND submissions or the conduct of these trials.

We are dependent upon our management team and a small number of employees.

Our business strategy is dependent upon the skills and knowledge of our management team. We believe that the special knowledge of these individuals gives us a competitive advantage. If any critical employee leaves, we may be unable on a timely basis to hire suitable replacements to effectively operate our business. We also operate with a very small number of employees and thus have little or no backup capability for their activities. The loss of the services of any member of our management team or the loss of a number of other employees could have a material adverse effect on our business.

We are dependent on contract research organizations and other contractors for clinical testing and for certain research and development activities, thus the timing and adequacy of our clinical trials and such research activities are, to a certain extent, beyond our control.

The nature of clinical trials and our business strategy requires us to rely on contract research organizations, independent clinical investigators and other third party service providers to assist us with clinical testing and certain research and development activities. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe our contractors are economically motivated to perform on their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by our contractors. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our drug candidates could be delayed.

Our current research and manufacturing facility is not large enough to manufacture future stem cell and T-cell therapies.

We conduct our research and development in a 10,000 square foot facility in The Woodlands, Texas, which includes a 1,200 square foot suite of three rooms for the future manufacture of stem cell and T-cell therapies through Phase III trials. Our current facility is not large enough to conduct commercial-scale manufacturing operations. We will need to expand further our manufacturing staff and facility, obtain a new facility or contract with corporate collaborators or other third parties to assist with future drug production.

In the event that we decide to establish a commercial-scale manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with applicable regulations, which are extensive. We do not have funds available for building a manufacturing facility, and we may not be able to build a manufacturing facility that both meets regulatory requirements and is sufficient for our commercial-scale manufacturing.

We may arrange with third parties for the manufacture of our future products. However, our third-party sourcing strategy may not result in a cost-effective means for manufacturing our future products. If we employ third-party manufacturers, we will not control many aspects of the manufacturing process, including compliance by these third parties with the FDA’s current Good Manufacturing Practices and other regulatory requirements. We further may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, stem cells, T-cells, and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to stem cells. We are also aware of a number of patent applications and patents claiming use of stem cells and other modified cells to treat disease, disorder or injury.

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

Our competition includes fully integrated biopharmaceutical and pharmaceutical companies that have significant advantages over us.

The markets for therapeutic stem cell products, multiple sclerosis products, and rheumatoid arthritis products are highly competitive. We expect that our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. These companies are developing stem cell-based products and they have significantly greater capital resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing than we currently do. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

Our business depends on three licenses from third parties. Additionally, any business relating to a T cell vaccine for rheumatoid arthritis depends upon a license from the Shanghai Institute for Biological Science. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.

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

Our product candidates, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide to not accept and utilize these products. The product candidates that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

•	our establishment and demonstration to the medical community of the clinical efficacy and safety of our product candidates;
•	our ability to create products that are superior to alternatives currently on the market;
•	our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and
•	reimbursement policies of government and third-party payers.

If the health care community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

Risks Related to Our Common Stock

There is currently a limited market for our common stock, and any trading market that exists in our common stock may be highly illiquid and may not reflect the underlying value of the Company’s net assets or business prospects.

Although our common stock is currently traded on the OTC Bulletin Board, there is currently a limited market for our common stock and there can be no assurance that an improved market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

As our share price is volatile, we may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Employees

As of December 31, 2005, we had 18 full time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Our 10,200 sq. ft. facility is located on 3 acres at 2635 N Crescent Ridge Drive in The Woodlands, TX. This location provides space for pipeline development through research and development; a specialized Flow Cytometry and Microscopy lab; support of clinical trials with GMP manufacturing Suites; Quality Systems management with Quality Control Laboratory, Regulatory Affairs, Quality Assurance; as well as administrative support space. There is 2,500 sq. ft. of space still available for future build-out. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate.

The recently completed 800 sq. ft. GMP (good manufacturing practice) manufacturing area has capacity to manufacture cellular therapy material for Phase I, II, and III clinical trials and renders services under the FDA (Food and Drug Administration) guidelines for GMP thus assuring the quality of the materials and components produced within the facility. The Class 10,000 (ISO Class 7) space is currently configured with a three phase changing area, common corridor for shared large equipment and centralized supply storage, and three tissue culture suites. Each culture suite contains biological safety cabinets which provide Class 100 (ISO Class 2) for direct manipulation of clinical material. The design allows for easy adaptation to a wide variety of manufacturing processes. Room pressurizations and flows of personnel, equipment and material provide PharmaFrontiers with an integrated GMP-compliant operation. The Quality Control lab and the Quality Assurance provide support the GMP manufacturing process.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Special Meeting of Shareholders.

On November 11, 2005, the Company held a special meeting for shareholders of record at the close of business on October 5, 2005.

(b)  Proposal Voted Upon and Shareholder Vote.

The shareholders voted to approve an amendment to the Company’s Articles of Incorporation to increase the aggregate number of shares of common stock authorized for issuance from 50 million shares to 100 million shares. A total of 18,399,013 shares were voted representing approximately 91% of the outstanding shares, of which 12,187,777 shares voted for the amendment, 6,184,431 shares voted against the amendment, and 26,805 shares abstained.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Shares of our common stock are traded on the National Association of Securities Dealers Inc. Over the Counter Bulletin Board under the symbol “PFTR.OB”. Our common stock trades on a limited, sporadic and volatile basis.

The following table sets forth, for the periods indicated, the range of high and low bid information for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2004
First Quarter	0.03	0.01
Second Quarter	14.25	0.01
Third Quarter	8.15	6.50
Fourth Quarter	9.50	5.90
Fiscal Year Ended December 31, 2005
First Quarter	8.70	4.50
Second Quarter	5.50	2.46
Third Quarter	1.41	1.25
Fourth Quarter	0.63	0.59

No cash dividends have been declared on the Company common stock since the Company's inception and it is not anticipated that dividends will be declared on our common stock in the foreseeable future.

As of December 31, 2005, there were approximately 566 holders of record of our Common Stock.

Trades of our common stock may be subject to SEC Rule 15g-9, which imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Recent Sales of Unregistered Securities

Set forth below is certain information concerning issuances of securities during the fourth quarter of 2005 by the Company that were not registered under the Securities Act.

In October 2005, 10,000 shares of common stock valued at their fair value of $59,400 were issued to a consultant for his services.

In October 2005, options to purchase 147,500 shares of Common Stock were issued to four independent directors at an exercise price of $1.15 per share. One third of the options vested immediately, one third of the options vest on the first anniversary date, and the remaining one third vests on the second anniversary date.

In October 2005, options to purchase 27,500 shares of Common Stock were issued to four independent directors at an exercise price of $1.15 per share. The options vest on the first anniversary date.

In December 2005, options to purchase 376,000 shares of Common Stock were issued to fifteen Opexa employees at an exercise price of $0.70 per share. One fourth of the options vest on the first anniversary date, one fourth of the options vests on the second anniversary date, one fourth of the options vests on the third anniversary date, and the remaining one fourth vests on the fourth anniversary date.

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

Except as otherwise noted, all sales of the Company’s securities were made by officers of the Company who received no commission or other remuneration for the solicitation of any person in connection with the respective sales of securities described above. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Organizational History

PharmaFrontiers was incorporated in Texas in 1986 and originally engaged in businesses other than the biopharmaceutical business. These other business operations were terminated in February 2002. In May 2004, we entered the biopharmaceutical business by acquiring an entity that held rights to treatments using adult pluripotent stem cells derived from adult human peripheral blood, and in connection therewith we changed our name to our current corporate name. From an accounting standpoint, the subsidiary is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization/reverse merger. As such, our financial statements are those of the subsidiary. In November 2004, we acquired Opexa which holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells.

Critical Accounting Policies

General

The Consolidated Financial Statements and Notes to Consolidated Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to it at the time the estimates were made. The significant accounting policies are described in the Company's financial statements.

Principles of consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at December 31, 2005.

Revenue

We did not receive any revenue in 2005 and do not expect any revenue in 2006.

Intellectual Property

As of December 31, 2005, we had $28,019,332 of intellectual property, $23,991,128 of which resulted from the acquisition of Opexa and $4,028,204 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of December 31, 2005 is approximately 16.5 years. The weighted average useful life of the University of Chicago license is 18 years. Accumulated amortization for the Intellectual Property as of December 31, 2005 is $1,888,891. In April 2005 the Company obtained a fairness opinion from an independent investment banking firm with respect to the Opexa acquisition and there was no impairment at that time. In accordance with FAS 142, the Board authorized an update to this impairment analysis as of December 31, 2005 and it was determined that no impairment existed.

Results of Operations and Financial Condition

Net Sales.

We recorded no sales for the twelve months ended December 31, 2005 and 2004.

General and Administrative Expenses

Our general and administrative expenses during the twelve months ended December 31, 2005, was $550,178 as compared to $572,534 for the twelve months ended December 31, 2004. General and administrative expenses consist primarily of salaries and benefits, office expense, professional services fees, and other corporate overhead costs. We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology

Research and Development Expense

Research and development expense was $9,892,253 for the twelve months ended December 31, 2005, as compared to $2,465,634 the twelve months ended December 31, 2004. The increase in expenses was primarily due the acquisition of Opexa and the assumption of its operations and research and development programs as well as our Phase I/II clinical trials for Tovaxin, stem cell development and pre-clinical costs, the hiring of personnel and other expenses associated with the increase in research and development efforts. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. Research and development costs consist primarily of general and administrative and operating expenses related to research and development activities. We expense research and development costs as incurred. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed as research and development costs. We expect our research and development expense to increase as we continue to invest in the development of our technology.

Interest Expense

Interest expense was $7,323,851 for the twelve months ended December 31, 2005 compared to $868,926 for the twelve months ended December 31, 2004. The increase is primarily related to the amortization of the remaining discount under the beneficial conversion feature of the 15% exchangeable convertible promissory notes (the “Notes”), the accrued interest on the Notes that was converted into shares of Common Stock.

Net loss

We had net loss for the year ended December 31, 2005, of $19,414,197 or ($1.24) per share (basic and diluted), compared with a net loss of $4,620,664 or ($.73) per share (basic and diluted), for the twelve months ended December 31, 2004. The primary reason for the increase in net loss is due primarily to the amortization of the remaining discount under the beneficial conversion feature of the Notes and the accrued interest on the Notes that was converted into shares of common stock, along with start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with us that provide for salary payments. The increase in net loss is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Anticipated future expenses include research and development, professional and consulting fees, and expenses associated with the expansion of the office and laboratory/manufacturing facilities.

Liquidity and Capital Resources

Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of December 31, 2005, the Company had cash of approximately $2.5 million.  Our current burn rate is approximately $400,000 per month excluding capital expenditures. Although our burn rate is expected to increase to $800,000 per month once the Phase IIb clinical trails begin, we do not intend to start the Phase IIb until we have raised additional capital. We will need to raise additional capital to fund our working capital needs during the second quarter of 2006. We do not have any credit facilities available with financial institutions or any other third parties and as such we must rely upon best efforts third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of the clinical trials.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2005, is as follows:

	Payments due by period

	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating Leases	$1,361,551	$59,535	$248,496	$284,735	$768,785

Employment and consulting contracts for officers and directors	245,000	126,500	$119,000	-	-

Total	$1,607,051	$186,035	$367,496	$284,735	$768,785

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company had no off-balance sheet arrangements.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), Share-Based Payments, which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income.

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

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PharmaFrontiers Corp.
(a development stage company)
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of PharmaFrontiers Corp., (“Pharma”) (a development stage company), as of December 31, 2005 and the related consolidated statements of expenses, changes in stockholders’ equity and cash flows for the two years ended December 31, 2005 and the period from January 22, 2003 (Inception) through December 31, 2005. These consolidated financial statements are the responsibility of Pharma’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharma as of December 31, 2005 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Pharma will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Pharma has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 7, 2006

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets
Cash	$2,560,666
Prepaid expenses	182,524
Total current assets	2,743,190
Intangible assets, net of $1,888,891 of accumulated amortization	26,130,441
Property & equipment, net of $256,082 of accumulated depreciation	479,996
Other assets	388,210
Total assets	$29,741,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$689,467
Accrued expenses	240,309
Note payable	1,500,000
Total current liabilities	2,429,776
Commitments and contingencies	-

Stockholders’ equity
Convertible preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $.05 par value, 100,000,000 shares authorized, 20,619,545 shares issued and outstanding	1,030,977
Additional paid in capital	50,441,948
Deficit accumulated during the development stage	(24,160,864)
Total stockholders’ equity	27,312,061
Total liabilities and stockholders’ equity	$29,741,837

See accompanying summary of accounting policies
and notes to consolidated financial statements

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES
Years ended December 31, 2005 and 2004 and the
Period from January 22, 2003 (Inception) to December 31, 2005

	2005	2004	Inception through 2005
General and administrative	$550,178	$572,534	$1,203,513
Depreciation and amortization	1,735,209	264,819	2,000,028
Research and development	9,892,253	2,465,634	12,357,887
Loss on disposal of assets	22,810	457,122	479,932
Operating loss	(12,200,450)	(3,760,109)	(16,041,360)
Interest income	81,930	5,992	87,922
Other income	28,174	2,379	30,553
Interest expense	(7,323,851)	(868,926)	(8,237,979)
NET LOSS	$(19,414,197)	$(4,620,664)	$(24,160,864)
Basic and diluted loss per share	$(1.24)	$(0.73)	N/A
Weighted average shares outstanding	15,648,365	6,309,145	N/A

See accompanying summary of accounting policies
and notes to consolidated financial statements

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
January 22, 2003 (Inception) through December 31, 2005

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Par	Capital	Deficit	Total
Shares issued for cash	5,250,000	$262,500	$(261,500)	$--	$1,000
Shares repurchased and cancelled	(1,706,250)	(85,313)	84,988	--	(325)
Discount relating to:
- beneficial conversion feature	--	--	28,180	--	28,180
- warrants attached to debt	--	--	28,180	--	28,180
Net loss	--	--	--	(126,003)	(126,003)
Balances at December 31, 2003	3,543,750	177,187	(120,152)	(126,003)	(68,968)
Shares issued for:
- cash	22,500	1,125	7,875	--	9,000
- services	2,065,000	103,250	745,750	--	849,000
- license	242,688	12,135	414,940	--	427,075
- reverse merger with Sportan	997,399	49,870	(197,603)	--	(147,733)
- acquisition of Opexa	2,500,000	125,000	23,625,000	--	23,750,000
- additional shares attached to
convertible debt	161,000	8,050	280,316	--	288,366
- conversion of convertible notes	607,501	30,375	217,995	--	248,370
Shares cancelled	(80,000)	(4,000)	4,000	--	--
Discount relating to:		--
- beneficial conversion feature	--	--	855,849	--	855,849
- warrants attached to debt	--	--	1,848,502	--	1,848,502
Option Expense	--	--	123,333	--	123,333
Net loss	--	--	--	(4,620,664)	(4,620,664)
Balances at December 31, 2004	10,059,838	502,992	27,805,805	(4,746,667)	23,562,130
Shares issued for:
- cash	3,894,509	194,725	5,647,044	--	5,841,769
- convertible debt	6,110,263	305,513	7,343,933	--	7,649,446
- debt	23,000	1,150	159,850	--	161,000
- license	291,935	14,597	1,853,787	--	1,868,384
- services	240,000	12,000	1,000,400	--	1,012,400
Offering costs relating to
- equity financing	--	--	(495,552)	--	(495,552)
Discount relating to:
- beneficial conversion feature	--	--	831,944	--	831,944
- warrants attached to debt	--	--	1,433,108	--	1,433,108
Option expense	--	--	2,487,741	--	2,487,741
Warrant expense	--	--	2,373,888	--	2,373,888
Net loss	--	--	--	(19,414,197)	(19,414,197)
Balances at December 31, 2005	20,619,545	$1,030,977	$50,441,948	$(24,160,864)	$27,312,061

See accompanying summary of accounting policies
and notes to consolidated financial statements

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2005 and the Period from January 22, 2003
(Inception) through December 31, 2004 and 2005

	2005	2004	Inception through 2005
Cash flows from operating activities
Net loss	$(19,414,197)	$(4,620,664)	$(24,160,864)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	1,012,400	849,000	1,861,400
Additional stock issued under debt conversion	109,070	-	109,070
Amortization of discount on notes payable due to warrants and beneficial conversion feature	5,516,638	753,812	6,313,205
Amortization of intangible assets	1,637,129	251,761	1,888,890
Depreciation	98,080	13,058	111,138
Debt financing costs	365,910	-	365,910
Option and warrant expense	4,861,629	123,333	4,984,962
Loss on disposition of fixed assets	22,810	457,122	479,932
Changes in:
Accounts payable	26,360	58,670	85,167
Prepaid expenses	(88,185)	(38,950)	(127,135)
Accrued expenses	23,655	23,822	54,981
Other assets	(388,210)	-	(388,210)
Net cash used in operating activities	(6,216,911)	(2,129,036)	(8,421,554)
Cash flows from investing activities
Purchase of licenses	-	(232,742)	(232,742)
Purchase of property & equipment	(258,903)	(173,004)	(431,907)
Net cash used in investing activities	(258,903)	(405,746)	(664,649)
Cash flows from financing activities
Common stock sold for cash, net of offering costs	5,346,217	9,000	5,356,217
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	2,896,885	3,382,706	6,354,591
Repayments on notes payable	(58,614)	(5,000)	(63,614)
Net cash provided by financing activities	8,184,488	3,386,706	11,646,869

Net change in cash	1,708,674	851,924	2,560,666
Cash at beginning of year	851,992	68	--
Cash at end of year	$2,560,666	$851,992	$2,560,666

See accompanying summary of accounting policies
and notes to consolidated financial statements

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Year ended December 31, 2004 and the Period from January 22, 2003
(Inception) through December 31, 2003 and 2004

	2005	2004	Inception through 2005
NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$23,750,000	$23,750,000
Issuance of common stock to Sportan shareholders	-	147,733	147,733
Issuance of common stock for University of Chicago license	1,868,384	427,075	2,295,459
Issuance of common stock for accrued interest	525,513	-	525,513
Conversion of notes payable to common stock	6,159,610	248,370	6,407,980
Conversion of accrued liabilities to common stock	17,176	-	17,176
Conversion of accounts payable tonote payable	-	93,364	93,364
Discount on convertible notes relating to:
- warrants	1,433,108	1,848,502	3,309,790
- beneficial conversion feature	831,944	855,849	1,715,973
- stock attached to notes	999,074	288,366	1,287,440

See accompanying summary of accounting policies
and notes to consolidated financial statements

PHARMAFRONTIERS CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PharmaFrontiers Corp. (“Pharma”) was incorporated in Texas on January 22, 2003 as a bio-pharmaceutical company engaged in developing autologous personalized cell therapies. During the development stage, Pharma acquired the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University of Chicago (“Argonne”). This is an exclusive license to a stem cell technology in which adult pluripotent stem cells are derived from monocytes obtained from the patient’s own blood (the “License”). A patent application was filed in November 2003, with the United States Patent and Trade Office regarding the technology involved in the License.

On October 7, 2004 Pharma entered into an agreement to acquire all of the outstanding stock of Opexa Pharmaceuticals, Inc. (“Opexa”). The agreement closed on November 5, 2004. A total of 2,500,000 shares of Pharma’s common stock were exchanged for all of the outstanding stock of Opexa. 2,250,000 shares was issued to Opexa shareholders in December 2004 and the balance of 250,000 shares, that had been held in escrow for the prerequisite one year period, was issued in November 2005.The acquisition was accounted for under the purchase method, where all of Opexa’s assets are restated to their fair market value on the acquisition date, which approximated book value. The 2,500,000 shares of Pharma were valued at $23,750,000 or $9.50 per share, which represents their current value at the time. See Note 12 for details.

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

Reclassifications. Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation.

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

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Stock-Based Compensation. Pharma accounts for stock-based compensation under the intrinsic value method. Under this method, Pharma recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	2005	2004	Inception through 2005
Net loss as reported	$(19,414,197)	$(4,620,664)	$(24,160,864)
Add: stock based compensation determined Under intrinsic value based method	2,487,741	123,333	2,611,074
Less: stock based compensation determined under fair value based method	(4,264,013)	(153,364)	(4,417,377)
Pro forma net loss	$(21,190,469)	$(4,650,695)	$(25,967,167)
Basic and diluted
Net loss per common share:
As reported	$(1.24)	$(.73)	N/A
Pro forma	$(1.35)	$(.74)	N/A

The weighted average fair value of the stock options granted during 2004 was $3.09. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is from 0.1% to 796.30% and (4) zero expected dividends.

The weighted average fair value of the stock options granted during 2005 was $2.49. Variables used in the Black-Scholes option-pricing model include (1) 2% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 175.40% and (4) zero expected dividends.

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net income adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Basic and diluted loss per share is the same due to potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net income per common share.

Research and development. Research and development expenses include salaries, related employee expenses, consulting fees, facility costs, and laboratory costs. All costs for research and development activities are expensed as incurred. Pharma expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No.123R, “Accounting for Stock-Based Compensation.” SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While Pharma has issued options to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the consolidated financial statements of Pharma during the calendar year 2006.

Pharma does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Pharma incurred recurring net losses of $19,414,197 and $4,620,664 in 2005 and 2004, respectively, and has an accumulated deficit of $24,160,864 as of December 31, 2005. These conditions raise substantial doubt as to Pharma’s ability to continue as a going concern. Management is trying to raise additional capital through sales of convertible debt and equity. The consolidated financial statements do not include any adjustments that might be necessary if Pharma is unable to continue as a going concern.

NOTE 3 - LICENSE AGREEMENT

In February 2004, Pharma entered into an agreement with the University of Chicago (“University”) for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University. In consideration for the license, Pharma paid the University $57,742 and agreed to issue 375,375 shares of its common stock. 187,688 shares valued at $75,075 were issued on February 20, 2004. In December 2004, the License Agreement was amended granting Pharma an exclusive, non-transferable worldwide license to the University’s stem cell technology. In consideration for the amendment, Pharma paid the University an additional $175,000, issued the University 55,000 shares of common stock valued at $352,000, bringing the total ownership of Pharma by the University to 242,688 shares, agreed to pay the University $1,500,000 on the earlier of October 30, 2005 or upon the closing of a Pharma financing where proceeds are greater than $10 million and agreed to issue the University shares of Pharma common stock, including the shares already issued, equal to 2.6% of the total outstanding number of shares after conversion of the 15% exchangeable convertible subordinated promissory notes upon the later of the First financing or November 30, 2005 and after issuance of any and all equity in the form of stock at the close of the first Financing.

In June 2005, 274,836 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $867,064.

In August 2005, 17,099 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $109,434.

By amendment dated October 31, 2005 Pharma and the University agreed to extend the date upon which the $1,500,000 to April 30, 2006.

In June of 2004, Pharma paid $50,000 to The University of Texas MD Anderson Cancer Center for an option to negotiate a licensing agreement for the use of peripheral blood stem cells for cardiac regeneration. This option to negotiate the licensing agreement expired on September 21, 2004 and the non-refundable fee of $50,000 was written off during 2004.

NOTE 4 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2005:

Description	Life	Amount
University of Chicago license (see Note 3)	19 years	$4,028,204
Opexa intangible group (see Note 12)	16 years	23,991,128
Subtotal		28,019,332
Less: accumulated amortization		(1,888,891)
Intangible assets, net		$26,130,441

Amortization expense totaled $1,637,129 and $251,761 in fiscal 2005 and 2004, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005:

Description	Life	Amount
Computer equipment	3 years	$77,730
Office furniture and equipment	3-5 years	145,921
Laboratory equipment	5-10 years	512,427
Subtotal		736,078
Less: accumulated depreciation		(256,082)
Property and equipment, net		$479,996

Depreciation expense totaled $98,080 and $13,058 in fiscal 2005 and 2004, respectively.

NOTE 6 - INCOME TAXES

Pharma uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, Pharma incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $12,000,000 at December 31, 2005, and will expire in the years 2024 through 2025.

At December 31, 2005, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$4,080,000
Less: valuation allowance	(4,080,000)
Net deferred tax assets	$-

NOTE 7 - THIRD PARTY CONVERTIBLE NOTES

Between September 2004 and February 2005, Pharma issued convertible notes to investors totaling $6,124,859. In March 2005, 451,688 shares of common stock with a relative fair value of $999,074 were issued to note holders as their additional shares for their subscription investment in Pharma. In June 2005 a total of $6,650,372 comprised of the principal of the notes of $6,124,859 and accumulated interest of $525,513, which accrued at a rate of 15% per annum, was exchanged for 4,433,598 units at $1.50 per share. Each unit is comprised of one share of common stock and three separate types of warrants to purchase a total of 2.75 shares of common stock as stated below. In addition, 1,224,977 shares of Common Stock were issued in consideration for the surrender of the rights to the Bridge Warrants held by the note holders. All of the Bridge Notes and Bridge Warrants were exchanged so that none are now outstanding.

•
Warrants: In connection with the bridge note exchange and private placement offerings in June and July three separate types of warrants to purchase a total of 2.75 shares of common stock were issued as follows: (i) a Series A Warrant which expired on February 17, 2006; (ii) a Series B Warrant for one-half of a share with an exercise price of $2.90 which expires on October 17, 2006; (iii) and a Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.

•
Pharma analyzed the convertible notes and the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Pharma determined the embedded conversion option in the convertible notes and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable for these convertible notes payable or their associated warrants.

NOTE 8 - NOTE PAYABLE

Note payable consists of the following:

Note payable to the University of Chicago; no interest; due earlier of
Pharma raising $10,000,000 in an Equity Financing or April 30, 2006;
secured by license (See Note 3 for details)	$1,500,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under the non-cancellable operating lease are $72,474 for 2006, $117,774 for 2007, $137,196 for 2008, $139,782 for 2009, $147,540 for 2010 and $731,883 for thereafter

Rent expense for 2005 was $178,963 and $389,300 for 2004.

NOTE 10 - EQUITY

During 2003, Pharma sold 5,250,000 shares of common stock for $1,000.

In April 2003, 1,706,250 shares were reacquired for $325 and canceled.

Additional contributions to capital of $56,360 resulted from the discounted value to notes payable due to warrants and beneficial conversion features attached to convertible notes was issued in 2003.

During 2004, 22,500 shares of common stock were sold for $9,000.

During 2004, 2,065,000 shares of common stock valued at their then fair value of $849,000 were issued to Pharma’s employees and consultants for their services.

In February 2004, 187,688 shares of common stock valued at their then fair value of $75,075 were issued to the University of Chicago per the terms of a license agreement. In December 2004, 55,000 shares of common stock valued at their then fair value of $352,000 were issued to the University of Chicago per the terms of an amended license agreement. See Note 3 for details.

In June 2004, 997,399 shares of common stock were issued for net liabilities of $147,733 to Sportan’s shareholders for the reverse merger with Sportan. See Note 14 for details.

In November 2004, 2,500,000 shares of common stock valued at their then fair value of $23,750,000 were issued to 30 accredited investors in connection with the acquisition of Opexa, of which 2,250,000 shares were issued immediately and the balance of 250,000 shares held in escrow were issued in November 2005. See Note 12 for details.

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

During 2004, there were additional contributions to capital of $2,704,351 relating to the discounted value to notes payable from warrants, beneficial conversion features attached to convertible notes.

Employee stock option expense was $123,333 in 2004.

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

In July 2005, Pharma sold 507,292 shares of common stock with 1,395,053 warrants for $760,943. The warrants have exercise prices ranging from $2 to $4 and expire in seven months to four years. The relative fair value of the common stock is $216,801 and the relative fair value of the warrants is $544,137. Offering costs of $61,290 related to shares issued were charged to additional paid in capital.

In March 2005, 451,688 shares of common stock with a relative fair value of $999,074 were issued to note holders as their additional shares for their subscription investment in Pharma.

In June 2005, 5,658,575 shares of common stock were issued to note holders for the conversion of $6,124,859 of principal and $525,513 interest from convertible notes.

During February 2005, 23,000 shares of common stock valued at their fair value of $161,000 were issued to note holders for the conversion of $51,930 of principal and interest from the notes.

In June 2005, 274,836 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $1,758,950.

In August 2005, 17,099 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $109,434.

During 2005, 240,000 shares of common stock valued at their fair value of $1,012,400 were issued to Pharma’s consultants for their services.

During 2005, offering costs of $495,552 related to the equity financing were charged to additional paid in capital.

During 2005, there were additional contributions to capital of $2,265,052 relating to the discounted value to notes payable from warrants, beneficial conversion features attached to convertible notes.

Employee stock option expense was $2,487,741 in 2005.

Warrant expense was $2,373,888 in 2005.

NOTE 11 - STOCK OPTIONS AND WARRANTS

In 2004 Pharma adopted the 2004 Stock Option Plan (“the Plan”). The Plan provides for the granting of stock options to employees and consultants of Pharma.

Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Pharma employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Pharma employees and consultants. The Board of Directors has discretion to determine the number, term, exercise price and vesting of all grants.

During 2003, 150,000 warrants were granted to investors related to the convertible notes.

During 2004, 965,000 options were granted to employees, 200,000 warrants were granted to consultants and 1,427,993 warrants were granted to investors related to the convertible notes.

Stock Options:

In January 2005, options to purchase 192,000 shares of Common Stock were issued to several employees at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date, one third of the options vests on the second anniversary date, and the remaining one third vests on the third anniversary date. These options have an intrinsic value of $785,800, of which $261,933 has been expensed during 2005.

In April 2005, options to purchase 12,500 shares of Common Stock were issued to three Opexa employees at an exercise price of $3.00 per share. One third of the options vest on the first anniversary date, one third of the options vests on the second anniversary date, and the remaining one third vests on the third anniversary date. These options have an intrinsic value of $14,925, of which $4,975 has been expensed during 2005.

In June 2005, options to purchase 30,000 shares of Common Stock were issued to two employees at an exercise price of $3.00 per share, of which options vested immediately. These options have no intrinsic value due to exercise price exceeded the market price at the date of the grant.

In August 2005, options to purchase 20,000 shares of Common Stock were issued to an employee at an exercise price of $1.14 per share. One third of the options vested immediately, one third of the options vest on the first anniversary date, and the remaining one third vests on the second anniversary date. These options have no intrinsic value due to exercise price exceeded the market price at the date of the grant.

In December 2005, options to purchase 376,000 shares of Common Stock were issued to fifteen Opexa employees at an exercise price of $0.70 per share. One fourth of the options vest on the first anniversary date, one fourth of the options vests on the second anniversary date, one fourth of the options vests on the third anniversary date, and the remaining one fourth vests on the fourth anniversary date. These options have no intrinsic value due to exercise price equaled the market price at the date of the grant.

In 2005, 41,667 options previously granted were forfeited.

Consultant warrants:

In January 2005, warrants to purchase 25,000 shares of Common Stock were issued to a consultant at an exercise price of $3.00 per share of which one third of the warrants vest on the first anniversary date, one third of the warrants vests on the second anniversary date, and the remaining one third of warrants vests on the third anniversary date. These warrants have a fair value of $183,033, of which $61,011 has been expensed during 2005.

In April 2005, warrants to purchase 100,000 shares of Common Stock were issued to a consultant at an exercise price of $3.00 per share of which 40,000 warrants vested immediately, and the remaining 60,000 warrants vest at the rate of 2,500 warrants per month for twenty-four months. These warrants have a fair value of $417,812, of which $261,133 has been expensed during 2005.

In April 2005, warrants to purchase 20,000 shares of Common Stock were issued to a consultant at an exercise price of $3.00 per share of which one third of the warrants vest on the first anniversary date, one third of the warrants vests on the second anniversary date, and the remaining one third of warrants vests on the third anniversary date. These warrants have a fair value of $83,562, of which $27,854 has been expensed during 2005.

In June 2005, warrants to purchase 175,000 shares of Common Stock were issued to four consultants at an exercise price of $4.00 per share. One third of the warrants vested immediately, one third of the warrants vest on the first anniversary date, and the remaining one third of the warrants vests on the second anniversary date. These warrants have a fair value of $467,120, of which $84,813 has been expensed during 2005.

In July 2005, warrants to purchase 8,100 shares of Common Stock were issued to a consultant at an exercise price of $1.50 per share, of which warrants vested immediately. These warrants have a fair value of $21,150, of which $21,105 has been expensed during 2005.

In July 2005, warrants to purchase 460,846 shares of Common Stock were issued to several brokerage firms as the offering costs and commissions for Pharma’s financing activities at an exercise price of $1.50 per share. These warrants have a fair value of $2,197,162 and vest immediately.

In August 2005, warrants to purchase 200,000 shares of Common Stock were issued to a consultant at an exercise price of $1.19 per share. The warrants vest at a future date at such time that certain pre-determined events occur. These warrants have a fair value of $175,484.

In September 2005, warrants to purchase 15,000 shares of Common Stock were granted to a consultant at an exercise price of $1.19 per share of which warrants vested immediately. These warrants have a fair value of $13,161, of which $13,161 has been expensed during 2005.

In October 2005, warrants to purchase 167,500 shares of Common Stock were issued to four independent directors at an exercise price of $1.15 per share. One third of the warrants vested immediately, one third of the warrants vest on the first anniversary date, and the remaining one third vests on the second anniversary date. These warrants have a fair value of $191,658, of which $53,397 has been expensed during 2005.

In 2005, 99,134 warrants previously granted were expired.

Investor warrants:

During first quarter of 2005, 965,628 warrants were granted to investors related to the convertible notes.

In connection with the bridge note exchange and private placement offerings in June and July, 2,543,621 warrants granted in prior years and early 2005 were cancelled and three separate types of warrants to purchase a total of 2.75 shares of common stock were issued as follows: (i) 10,411,400 units of Series A Warrant for 1.25 shares with an exercise price of $2.00 which expires on February 17, 2006; (ii) 4,163,701 units of Series B Warrant for one-half of a share with an exercise price of $2.90 which expires on October 17, 2006; (iii) and 8,329,108 units of Series C Warrant for one share with an exercise price of $4.00 that expires on May 25, 2010.

Summary information regarding options is as follows:

		Weighted		Weighted
		Exercise		Exercise
	Options	Price	Warrants	Price
Year ended December 31, 2003:
Granted	-	$-	150,000	$.10
Outstanding at December 31, 2003	-	-	150,000.10

Year ended December 31, 2004:
Granted	965,000	3.17	1,627,993	2.23
Outstanding at December 31, 2004	965,000	3.17	1,777,993	2.24

Year ended December 31, 2005:
Granted	630,500	1.57	25,041,284	2.86
Forfeited and cancelled	(41,667)	4.28	(2,642,755)	2.45
Outstanding at December 31, 2005	1,553,833	$2.49	24,176,522	$2.85

Options and warrants outstanding and exercisable as of December 31, 2005:

Exercise	Remaining	Options	Options	Warrants	Warrants
Price	Life	Outstanding	Exercisable	Outstanding	Exercisable
$5.00	3 - 4 years	53,333	53,333	50,000	-
4.00	4 - 5 years	-	-	8,504,108	8,362,441
3.00	4 - 5 years	219,500	63,333	145,000	75,000
3.00	3 - 4 years	885,000	395,000	50,000	16,667
2.90	0.83 years	-	-	4,164,567	4,164,567
2.00	0.13 years	-	-	10,411,400	10,411,400
1.50	4 - 5 years	-	-	468,947	8,100
1.19	4 - 5 years	-	-	215,000	-
1.15	4 - 5 years	-	-	167,500	-
1.14	4 - 5 years	20,000	6,667	-	-
0.70	9 - 10 years	376,000	-	-	-
		1,553,833	518,333	24,176,522	23,038,175

NOTE 12 - PURCHASE OF OPEXA

On October 7, 2004 Pharma entered into an agreement to acquire all of the outstanding stock of Opexa. The agreement closed on November 5, 2004. Pharma issued Opexa shareholders 2,500,000 shares of Pharma’s common stock for all of the outstanding stock of Opexa. 250,000 of the 2,500,000 shares were put in escrow for a one-year period pursuant to the escrow agreement. The balance of the 250,000 shares were issued to Opexa shareholders in November 2005. The acquisition was accounted for under the purchase method, where all of Opexa’s assets are restated to their fair market value on the acquisition date, which approximated book value. The 2,500,000 shares of Pharma were valued at their then fair value of $23,750,000 or $9.50 per share.

Pharma acquired Opexa because Opexa holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells and is currently in FDA Phase I/II human dose ranging clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis.

The results of operations for Opexa from November 6, 2004 through December 31, 2005 are included in the Statements of Operations and the Statements of Cash Flows.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$55,387
Property, plant and equipment, net	639,160
Intangible assets	23,991,128
Total assets acquired	24,685,675
Current liabilities	935,675
Total liabilities assumed	935,675
Net assets acquired	$23,750,000

Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of December 31, 2005 is approximately 15 years.

NOTE 13 - STOCK PURCHASE AGREEMENT

In June 2004, Pharma was acquired by Sportan United Industries, Inc. in a transaction accounted for as a reverse acquisition. Pharma’s shareholders were issued 6,386,439 Sportan shares in exchange for 100 percent of the outstanding common shares of Pharma. Immediately following this transaction, Sportan changed its name to Pharma and 7,383,838 shares were outstanding.

NOTE 14 - SUBSEQUENT EVENTS

Pharma entered into a remodeling construction contract to complete three Good Manufacturing Practice (“GMP”) production suites at its new facility. The construction contract plus equipment purchased separately cost approximately $500,000. The construction began October 1, 2005.

The construction of the GMP facilities was completed in January and certified on March 20, 2006 as an ISO 7 facility.

The Series A Warrant issued to investors in connection with the bridge note exchange and private placement offerings in June and July of 2005 expired on February 17, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We maintain that the controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report has been made known to him in a timely fashion, because of an error in internal identification and Black Scholes valuation of stock issued for services. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, Malone & Bailey, PC identified this deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

This error in the Black Scholes adjustment to stock-based compensation was not detected until the audit process and has been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information provided under the headings “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively, contained in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of the proxies for the Company’s Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the information provided under the heading "Executive Compensation" of the Company's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2005, with respect to the Company’s compensation plans under which common stock is authorized for issuance. We issue options to officers, directors, employees and consultants under our stockholder approved 2004 Compensatory Stock Plan. Additionally, prior to July 2004, the Company issued warrants and options to certain officers, directors and consultants not approved by stockholders, which issuances were negotiated between the recipient and the Board of Directors on an issuance basis. We believe that the exercise price for all of the options set forth below reflects fair market value.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Plan Category	(A)	(B)	(C)

Equity Compensation Plans Approved by Security Holders	2,376,933	$2.46	623,067
Equity Compensation Plans Not Approved by Security Holders	200,000	$3.00	------
Total	2,576,933		623,067

Other information required by this item is incorporated herein by reference from the information provided under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference from the information provided in the Company’s Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. The following exhibits of the Company are included herein.

Exhibit No.	Description

Exhibit 10.1	Second Amended Employment Agreement of William Rouse (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 4, 2005)

Exhibit 10.2	Amended Employment Agreement of Warren C. Lau (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 4, 2005)

Exhibit 10.3
Termination, Settlement and Release Agreement with R. Wayne Fritzsche dated October 31, 2004(incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed February 4, 2005)

Exhibit 10.4	Lease Termination Agreement dated January 13, 2005(incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed February 4, 2005)

Exhibit 10.5	Resignation of Jeffrey Adduci dated February 15, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 18, 2005)

Exhibit 10.6	Director's Agreement of Robert H. Gow (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.7	Director's Agreement of Paul Frison (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.8	Director's Agreement of Tony Kamin (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.9	Form of Warrant Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.10	Amended and Restated License Agreement with Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.11	Amended and Restated License Agreement with University of Chicago (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.12
License Agreement dated January 13, 2006 by the Company and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to the Company’s SB-2 Post Amendment #1 filed on February 9, 2006)

Exhibit 10.13(1)	Lease Agreement dated August 19, 2005 by the Company and Dirk D. Laukien

Exhibit 31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from the information provided in the Company's Proxy Statement under the discussion of the Company Audit Committee and under the item regarding shareholder ratification of the Company's independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

PHARMAFRONTIERS CORP.

By: /s/ DAVID B. MCWILLIAMS
David B. McWilliams, President and Chief Executive Officer

Date: March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID B. MCWILLIAMS	President, Chief Executive Officer
David B. McWilliams	And Director	March 31, 2006

/s/ C. WILLIAM ROUSE	Chief Financial Officer and	March 31, 2006
C. William Rouse	Principal Accounting Officer

/s/BROOKS BOVEROUX	Chairman of the Board and Director	March 31, 2006
Brooks Boveroux

/s/ ANTHONY N. KAMIN	Director	March 31, 2006
Anthony N. Kamin

/s/ PAUL M. FRISON	Director	March 31, 2006
Paul M. Frison

/s/ TERRY H. WESNER	Director	March 31, 2006
Terry H. Wesner