Form 10KSB/A
period 2005-12-31
PharmaFrontiers Corp.
filed 2006-05-05
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-25513


                              PharmaFrontiers Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Texas                                         76-0333165
--------------------------------------------------------------------------------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

  2635 N Crescent Ridge Drive, The Woodlands, Texas                 77381
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (281) 272-9331
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check  whether  the Issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Issuer's revenues for the fiscal year ended December 31, 2005: $0.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of May 3, 2006 based upon the average bid and asked price as of such date, was $51,647,224.

     The Registrant's common stock outstanding as of May 3, 2006 was 66,967,035 shares


--------------------------------------------------------------------------------
                    DOCUMENTS INCORPORATED BY REFERENCE: None

     Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                EXPLANATORY NOTE

     On March 31, 2006, we filed the Annual Report on Form 10-KSB for PharmaFrontiers Corp. (the "Company") for the fiscal year ended December 31, 2005. The information required by Part III of such report was not set forth therein and was to be incorporated by reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders. This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely to include the information that was previously intended to have been so incorporated by reference. As a result, this Amendment No. 1 to the Annual Report on Form 10-K/A may contain forward-looking information which has not been updated for events subsequent to the date of the original filing, and all information contained in this Amendment No. 1 to the Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that the Company has filed or will file with the SEC after the original filing date.

                                TABLE OF CONTENTS



                                TABLE OF CONTENTS


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE.................................1

ITEM 10. EXECUTIVE COMPENSATION................................................3

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT AND RELATED STOCKHOLDER MATTERS....................................5

IITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................10

ITEM 13. EXHIBITS.............................................................11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................13

SIGNATURES....................................................................14

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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS AND EXECUTIVE OFFICERS

The following are directors and executive officers of the Company as of May 3, 2006:

--------------------------------------------------------------------------------
      Name                Age                   Position
--------------------------------------------------------------------------------
David B. McWilliams        63    President, Chief Executive Officer and Director
--------------------------------------------------------------------------------
Paul M. Frison             69    Director
--------------------------------------------------------------------------------
Scott B. Seaman            50    Director
--------------------------------------------------------------------------------
Gregory H. Bailey          50    Director
--------------------------------------------------------------------------------
David Hung                 48    Director (1)
--------------------------------------------------------------------------------
C. W. Bill Rouse           58    Chief Financial Officer
--------------------------------------------------------------------------------

     (1) Proposed Director who will be appointed to serve on the board of directors on the tenth day following the date of mailing of the
          Schedule 14f-1, which the Company filed with SEC on May 5, 2006

     David B. McWilliams - was appointed President and Director in August 2004. From December 2004 until August 2004, Mr. McWilliams was a private investor. From June 2003 to December 2003, Mr. McWilliams served as president and chief executive officer of Bacterial Barcodes, Inc., a molecular diagnostics company. From May 2002 to June 2003, Mr. McWilliams served as chief executive officer of Signase, Inc., a cancer therapy company. Mr. McWilliams served as chief executive officer of Encysive Pharmaceuticals Inc., a cardiovascular therapeutics company from June 1992 to March 2002. Prior to June 1992, Mr. McWilliams served as chief executive officer of Zonagen Inc., a human reproductive products company. Prior to that time, Mr. McWilliams was a senior executive with Abbott Laboratories and a management consultant with McKinsey & Co. He currently serves as a director of Novelos Therapeutics, Inc. Mr. McWilliams also serves on the boards of the Texas Healthcare and Bioscience

Institute and the Houston Technology Center. Mr. McWilliams received an MBA in finance from the University of Chicago, and a B.A. in chemistry, Phi Beta Kappa, from Washington and Jefferson College.

     Paul M. Frison - has served as a Director of the Company since November, 2004. Mr. Frison has been president and chief executive officer of the Houston Technology Center since January 1999. Before helping to found the Houston Technology Center in 1999, Frison spent 24 years as president and/or chief executive officer building three public companies, NYSE-listed LifeMark, Nasdaq-listed ComputerCraft, and Nasdaq-listed LifeCell Corp. Mr. Frison currently serves on the Board of Directors of Micromed Technologies, Inc. He received his B.A. from Occidental College in Los Angeles, California.

     Scott B. Seaman - has served as a Director of the Company since April, 2006. Mr. Seaman currently serves as the executive director and treasurer of the Albert and Margaret Alkek Foundation of Houston, Texas, a private foundation primarily supporting institutions in the Texas Medical Center in Houston, Texas. Since January 1996 to present, Mr. Seaman has served as the chief financial officer of Chaswil Ltd., an investment management company. Since September 1986, Mr. Seaman has served as secretary and treasurer of M & A Properties Inc., a ranching and real estate concern. Since January 2003, Mr. Seaman has served as chairman and, since July 2004, president of ICT Management Inc., the general partner of Impact Composite Technology Ltd., a composite industry supplier. Since May 2004, Mr. Seaman has served as a Member of the Investment Committee of Global Hedged Equity Fund LP, a hedge fund. Mr. Seaman received a bachelor's degree in business administration from Bowling Green State University.

     Dr. Gregory H. Bailey - has served as a Director of the Company since April 2006. Since May 2004, Dr. Bailey has served as a managing director of MDB. From June 2002 to June 2003, Dr. Bailey served as a managing director of Gilford Securities, Inc and from 1998 to June 2002, Dr. Bailey served as a managing director of Knightsford Bank Corp. Since May 2005, Dr. Bailey has served as director of Medivation, Inc., a public company focused on acquiring biomedical technologies. Dr. Bailey holds a M.D. from the University of Western Ontario.

     Dr. David Hung - is a proposed director who will assume his directorship after ten days of the filing the Schedule 14f, which the Company plans to file with SEC on May 4, 2006. Dr. Hung has served as the president, chief executive officer and on a board member of Medivation, Inc. since December 17, 2004. Dr. Hung also has served as the President and Chief Executive Officer, and member of the board of directors, of Medivation, Inc.'s subsidiary, Medivation Neurology, Inc. since its inception in September 2003. From 1998 until 2001, Dr. Hung was employed by ProDuct Health, Inc., a privately held medical device company, as Chief Scientific Officer (1998-1999) and as President and Chief Executive Officer (1999-2001). From December 2001 to January 2003, Dr. Hung served as a consultant to Cytyc Health Corporation. From July 1999 to November 2001, Dr. Hung served as president and chief executive officer of ProDuct Health, Inc. Dr. Hung received his M.D. from the University of California at San Francisco, and his M.A. and A.B. in biology and organic chemistry from Harvard College.

     C. William "Bill" Rouse - Mr. Rouse has served as the Company's chief financial officer since May 2004. Prior to May 2004, Mr. Rouse was managing director of Rouse Associates from April 1999 until May 2004. From January 1995 to April 1999 he was chief marketing officer for Futorian Inc. and from December 1990 to January 1995 he was a division general manager for Masco Corporation. Prior to 1990 Mr. Rouse was President of BEI, Inc. Mr. Rouse has led several startups and turnarounds and founded several successful companies.

     Audit Committee

     The Audit Committee of the Board currently consists of the entire Board of Directors, but it is expected that the audit committee will be reconstituted to consist of at least two non-employee directors. The audit committee selects, on behalf of our Board of Directors, an independent public accounting firm to be engaged to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management and recommend to our Board of Directors whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in February 2005. During the last fiscal year, the audit committee held 4 meetings and the then members of the Audit Committee attended that meeting.

     Upon the reconstitution of the Audit Committee, it is expected that all of the members of the audit committee will be non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of Opexa Pharmaceuticals, Inc.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Seaman qualifies as an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B of the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2005, except the following were reported late: (i) a Form 4 for the grant of options to Messrs. Boveroux, Wesner, Kamin for their services rendered;
(ii) a Form 4 for the grant of options to Messrs. Kamin and Frison for re-election to the Board of Directors; (iii) a Form 3 for Mr. Wesner; (iv) a Form 4 for the exchange of certain Company securities by Messrs. Rouse and McWilliams; (v) a Form 4 for the purchase of certain Company securities by Mr. McWilliams; (vi) a Form 4 for the sale of shares of Company common stock by Warren Lau, a then existing ten percent beneficial holder; and (vii) a Form 4 for the gifting of Company common stock to a charity and the purchase of certain Company securities by George Jarkesy, a then existing ten percent beneficial holder. Each late Form 3 and Form 4 has been filed.

Code of Ethics for the CEO, CFO and Senior Financial Officers

     In 2005, in accordance with SEC rules, the then audit committee and the Board of Directors adopted the CEO, CFO and Senior Financial Officers Code of Ethical Conduct. The Board of Directors believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance. This code sets forth ethical standards the designated officers must adhere to and other aspects of accounting, auditing and financial compliance.

ITEM 10. EXECUTIVE COMPENSATION.


Executive Compensation

     The following tables contain compensation data for our named executive officers for the fiscal year ending December 31, 2005.

                           Summary Compensation Table

                              Annual Compensation               Long Term Compensation
                              -------------------                ----------------------
                                                                        Awards
                                                                 Securities Underlying       All Other
          Name and                       Salary       Bonus            Options             Compensation
     Principal Position       Year         ($)         ($)               (#)                   ($)
     ------------------       ----         ---         ---               ---                   ---
David B. McWilliams (1)       2005      250,000         -               50,000                  -
                              2004       83,000         -              370,000 (2)              -
                              2003          -           -                 -                     -

C. William Rouse (3)          2005      180,000         -               50,000                  -
                              2004       77,500         -              100,000 (2)              -
                              2003          -           -                 -                     -

-----------
(1)  Served as chief executive officer since August 2004.
(2)  See "Executive Employment Contracts" for a discussion of the option.
(3)  Served as chief financial officer since May 2004.

                        Option Grants in Last Fiscal Year

                               (Individual Grants)

                            Number of Securities      % of Total Options      Exercise/Base Price     Expiration
     Name                      Options Granted      Granted to Fiscal Year         ($/Share)            Date
     ----                      ---------------      ----------------------         ---------            ----

David B. McWilliams                50,000                     2%                     3.00               01/21/2010
Bill Rouse                         50,000                     2%                     3.00               01/21/2010



                Options Exercises and Fiscal 2005 Year End Values

                                       Number of Shares                      Value of Unexercised
                                    Underlying Unexercised                   In-the-Money Options
                                 Options at December 31, 2005               at December 31 2005 (1)
                               -------------------------------          -------------------------------

   Name                        Exercisable         Unexercisable         Exercisable     Unexercisable
David B. McWilliams               243,333            176,667            $     - (1)      $      - (1)
Bill Rouse                         99,999             50,001            $     - (1)      $       -(1)

(1) The value of "in-the-money" stock options represents the difference between the $3.00 exercise price of such options and the fair market value of $0.60 per share of common stock as of December 31, 2005, the closing price of the common stock reported on the OTC Bulletin Board for December 30, 2005.


     David B. McWilliams has an existing employment agreement with the Company that he entered into effective August, 2004. Mr. McWilliams current agreement for the position of chief executive officer is at an annual salary of $250,000 and may be terminated by us or him at any time for any or no reason. Mr. McWilliams has the right to purchase 370,000 shares of Company common stock exercisable at a price per share of $3.00, which all vested upon the closing of the April 2006 financing. In January 2005, Mr. McWilliams was granted an option to purchase 50,000 shares of common stock at a purchase price of $3.00 per share, of which 16,667 shares vested immediately, 16,667 shares vested in January 2006 and 16,666 shares will vest in January 2007. In May 2006, subject to the shareholders' approval of an amendment to the June 2004 Compensatory Stock Option Plan ("Plan") increasing the number of shares of common stock authorized for issuance under the Plan, Mr. McWilliams was granted a ten year option for purchase 1,200,000 shares of common stock at $0.50 per share vesting in three years with ninety day acceleration upon Mr. McWilliams termination.

     C. William "Bill" Rouse entered into an employment agreement, expiring June 2006, providing for an annual salary of $180,000. Mr. Rouse has the right to purchase 100,000 shares of Company common stock exercisable at a price per share of $3.00. This option will vest in three parts: 33,333 on April 29, 2005, 33,333 on April 29, 2006 and finally 33,334 on April 29, 2007. Any unexercised options will expire on April 29, 2009. In January 2005, Mr. Rouse was granted an option to purchase 50,000 shares of common stock at a purchase price of $3.00 per share, of which 16,667 shares vested immediately, 16,667 shares vested in January 2006 and 16,666 shares will vest in January 2007. In May 2006, subject to the shareholders' approval of an amendment to the Plan increasing the number of shares of common stock authorized for issuance under the Plan, Mr. Rouse was granted two options: (i) a five year option exercisable at $0.50 per share to purchase 650,000 shares of common stock, 1/3 vesting immediately and the balance vesting one year from the grant date, with no acceleration or termination provisions resulting from Mr. Rouse's termination of employment with the Company; and (ii) a five year option exercisable at $0.50 per share to purchase 100,000 shares of common stock to become vested if the Company's registration statement to be filed pursuant to the April 2006 financing is filed with the SEC and deemed effective by the SEC without triggering any payment obligations as provided for in the April 2006 financing, with no acceleration or termination provisions from Mr. Rouse's termination of employment with the Company.

Compensation of Directors

     Mr. Frison was compensated $2,500 quarterly plus $1,000 for each regular board meeting attended in person and $500 for each regular meeting attended by teleconference. Mr. Frison is also compensated $1,000 for each compensation committee meeting he attends and $500 for each nominating committee meeting he attends. Mr. McWilliams who is a director and an officer does not receive any compensation for his services as a member of our board of directors. Subject to the shareholders' approval of an amendment to the Plan increasing the number of shares of common stock authorized for issuance under the Plan, as director's compensation for the period ending April 13, 2007, the Company approved the issuance of a ten year option to purchase 350,000 shares of common stock to Dr. Bailey, Mr. Seaman and Dr. Hung at an exercise price of $0.52 per share. Each of these options vest 50% on the date of grant, 25% on the first anniversary and the remaining 25% on the second anniversary with ninety day acceleration upon the directors termination We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings.

     In May 2006, the Board approved the accelerated vesting of the options held by Messrs. Boveroux, Wesner, Kamin and Frison and extended the term to exercise for three years. In addition, subject to the shareholders' approval of an amendment to the Plan increasing the number of shares of common stock authorized for issuance under the Plan, as compensation for the directors' prior efforts, the board approved the issuance of three year options to purchase 20,000 shares to each of Messrs. Boveroux, Wesner and Kamin and 25,000 shares to Mr. Frison. These options are exercisable at $0.52 per share and vest in one year.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


     The following table sets forth, as of May 3, 2006, the number and percentage of outstanding shares of Company common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-B; and (d) all current directors and executive officers, as a group. As of May 3, 2006, there were 66,967,035 shares of common stock issued and outstanding.

     Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. The warrants issued in the April 2006 financing are only exercisable upon the effectiveness of the 1 for 10 reverse stock split. The Company filed a Preliminary Proxy Statement on or about May 5, 2006, to hold a shareholder meeting on June 15, 2006, to vote on, among other items, the 1 for 10 reverse stock split. For purposes of beneficial ownership calculations herein, it is assumed that the 1 for 10 reverse stock split will be effected and the warrants issued in the April 2006 financing will be exercisable within 60 days from May 5, 2006. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

     To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

                                                    -----------------------------------------
                                                      Number of Shares      Percentage of
    Name and Address of Beneficial Owner (1)               Owned               Class
-------------------------------------------------   -----------------------------------------
Beneficial Owners of more than 5%
---------------------------------
SF Capital Partners Ltd. (2)                                10,000,000   (3)      14.93%
Magnetar Capital Master Fund, Ltd (4)                        6,725,000   (5)       9.99%
Austin Marxe and David Greenhouse (6)                       15,000,000   (6)      20.84%
Albert and Margaret Alkek Foundation (7)                     6,859,724   (8)       9.99%
Alkek & Williams Ventures Ltd. (9)                           4,167,974  (10)       6.08%
DLD Family Investments, LLC (11)                             3,707,780  (12)       5.43%




                                                    -----------------------------------------
                                                      Number of Shares      Percentage of
    Name and Address of Beneficial Owner (1)               Owned               Class
-------------------------------------------------   -----------------------------------------
Officers and Directors
----------------------
Scott B. Seaman (9)                                          4,685,807  (13)      6.81%
David B. McWilliams                                            577,148  (14)      *
C. William Rouse                                               499,957  (15)      *
Gregory H. Bailey                                              714,275  (16)      1.06%
Paul Frison                                                     75,000  (17)      *
David Hung                                                     175,000  (18)      *
All directors and executive  officers as
 a group (5 persons) **                                      6,552,187  (19)      9.4%

---------
*    Less than 1%
** Dr. Hung, a proposed director, is excluded from calculation of directors and executive officers as a group. If Dr. Hung were included in such calculation, the number of shares beneficially owned by directors and executive would increase to 6,727,187 shares of common stock and 9.66%

(1) Unless otherwise indicated, the mailing address of the beneficial owner is c/o PharmaFrontiers Corp., 2635 N. Crescent Ridge Drive, The Woodlands, Texas 77381.

(2) Michael A. Roth and Brian J. Stark exercise joint voting and dispositive power over all of the shares of common stock beneficially owned by SF Capital Partners Ltd., but Messrs Roth and Stark disclaim beneficial ownership of such shares. The information in this footnote is primarily based on a Schedule 13G filed with the SEC on April 17, 2006 and other information provided to us. The mailing address of SF Capital Partners Ltd. is c/o Stark Offshore Management, LLC, 3600 South Lake Drive, St. Francis, WI 53235.

(3) Excludes 5,000,000 shares of Company common stock underlying a Warrant that SF Capital Partners Ltd. is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise.

(4) Magnetar Financial LLC is the investment advisor of Magnetar Capital Master Fund, Ltd. ("Magnetar") and consequently has voting control and investment discretion over securities held by Magnetar. Magnetar Financial LLC disclaims beneficial ownership of the shares held by Magnetar. Alec Litowitz has voting control over Supernova Management LLC, which is the general partner of Magnetar Capital Partners LP, the sole managing member of Magnetar Financial LLC. As a result, Mr. Litowitz may be considered the beneficial owner of any shares deemed to be beneficially owned by Magnetar Financial LLC. Mr. Litowitz disclaims beneficial ownership of these shares. The mailing address of the beneficial owner is 1603 Orrington Ave., 13th Floor, Evanston, Illinois 60201.

(5) Excludes 2,875,000 shares of Company common stock underlying a Warrant that Magnetar is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise.

(6) Consisting of: (i) 3,310,000 shares of common stock and 1,655,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Fund III QP, L.P., (ii) 284,000 shares of common stock and 142,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Fund III, L.P., (iii) 906,000 shares of common stock and 453,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Cayman Fund, L.P., (iv) 4,000,000 shares of common stock and 2,000,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Private Equity Fund, L.P., and (v) 1,500,000 shares of common stock and 750,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Life Sciences Fund, L.P. MGP Advisors Limited ("MGP") is the general partner of Special Situations Fund III, QP, L.P. and Special Situations Fund III, L.P. AWM Investment Company, Inc. ("AWM") is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. MG Advisers, L.L.C. ("MG") is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. LS Advisers, LLC ("LS") is the general partner and investment adviser to the Special Situations Life Sciences Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, MG and LS. Through their control of MGP, AWM, MG and LS, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. The information in this footnote is primarily based on a
     Schedule 13D filed with the SEC on April 24, 2006 and other information provided to us. The mailing address of Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York 10022.The mailing address of the beneficial owner is 3600 South Lake Drive, St. Francis, WI 53235.

(7) This information is based on the Schedule 13D filed with the SEC on April 24, 2006, as amended, by Albert and Margaret Alkek Foundation (the "Foundation"), Alkek & Williams Ventures, Ltd. ("Ventures"), Scott Seaman, DLD Family Investments, LLC, and the other reporting persons named therein (the" Foundation 13D"). The Foundation acts through an investment committee of its board of directors, which includes Mr. Daniel Arnold, Mr. Joe Bailey, Mr. Scott Seaman and Ms. Randa Duncan Williams. Mr. Seaman is the executive director of the Foundation and chairman of the investment committee. The investment committee has sole voting and investment power over all of the shares of common stock beneficially owned by the Foundation. However, pursuant to the Foundation 13D, neither the executive director nor any member of the investment committee may act individually to vote or sell shares of common stock held by the Foundation; therefore, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. Additionally, pursuant to the Foundation 13D, the Foundation has concluded that because Mr. Seaman, in his capacity as executive director or chairman of the investment committee, cannot act in such capacity to vote or sell shares of common stock held by the Foundation without the approval of the investment committee, he is not deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation by virtue of his position as executive director or chairman of the investment committee. The mailing address of the beneficial owner is 1221 McKinney #4525, Houston, Texas 77010.

(8) Consisting of: (i) 120,834 shares of common stock underlying series B warrants exercisable at $2.00 per share; (ii) 222,223 shares of common stock underlying series C warrants exercisable at $3.00 per share; and
     (iii) 1,350,000 shares of common stock underlying a Warrant. Excludes 1,150,000 shares of Company common stock underlying a Warrant that the Foundation is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise. Pursuant to the Foundation 13D, the Foundation and other reporting persons named therein may be deemed to constitute a group for purposes of Section 13(d) or
     Section 13(g) of the Exchange Act. However, the Foundation, Ventures, Chaswil, Ltd., and Mr. Seaman expressly disclaim (i) that, for purposes of
     Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of the Company held by DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams and (ii) that they have agreed to act together with DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams as a group other than as described in the Foundation 13D. Therefore, this does not include the following securities:
     (i) 2,333,334 shares of common stock held by DLD Family  Investments,  LLC;
     (ii) 96,667 shares of common stock underlying series B warrants exercisable at $2.00 per share held by DLD Family Investments, LLC; (iii) 177,779 shares of common stock underlying series C warrants exercisable at $3.00 per share held by DLD Family Investments, LLC; (iv) 1,100,000 shares of common stock underlying a Warrant held by DLD Family Investments, LLC; (v) 266,667 shares of common stock held by Mr. Arnold; (vi) 48,334 shares of common stock underlying series B warrants exercisable at $2.00 per share held by Mr. Arnold; (vii) 88,889 shares of common stock underlying series C warrants exercisable at $3.00 per share held by Mr. Arnold; (viii) 100,000 shares of common stock underlying a Warrant held by Mr. Arnold; (ix) 100,000 shares of common stock held by Mr. Bailey; (x) 50,000 shares of common stock underlying a Warrant held by Mr. Bailey; (xi) 2,636,667 shares of common stock held by Ventures; (xii) 99,084 shares of common stock underlying series B warrants exercisable at $2.00 per share held by

     Ventures; (xiii) 182,223 shares of common stock underlying series C warrants exercisable at $3.00 per share held by Ventures; (xiv) 1,250,000 shares of common stock underlying a Warrant held by Ventures; (xv) 200,500 shares of common stock held by Mr. Seaman; (xvi) 29,000 shares of common stock underlying series B warrants exercisable at $2.00 per share held by Mr. Seaman; (xvii) 53,333 shares of common stock underlying series C warrants exercisable at $3.00 per share held by Mr. Seaman; and (xviii) 75,000 shares of common stock underlying a Warrant held by Mr. Seaman. The information in this footnote is primarily based on the Foundation 13D and other information provided to us.

(9) Chaswil, Ltd. is the investment manager of Ventures and holds voting power and investment power with respect to Company securities held by Ventures pursuant to a written agreement. Scott B. Seaman is a principal of Chaswil, Ltd and has shared voting power and shared investment power over all of the shares of common stock beneficially owned by Ventures. The information in this footnote is primarily based on the Foundation 13D and other information provided to us. The mailing address of the beneficial owner is 1221 McKinney #4545, Houston, Texas 77010.

(10) Consisting of: (i) 99,084 shares of common stock underlying series B warrants exercisable at $2.00 per share; (ii) 182,223 shares of common stock underlying series C warrants exercisable at $3.00 per share; and
     (iii) 1,250,000 shares of common stock underlying a Warrant.

(11) Randa Duncan Williams is the principal of DLD Family Investments, LLC and she may be deemed to exercise voting and investment power with respect to such shares. The information in this footnote is primarily based on the Foundation 13D and other information provided to us. The mailing address of the beneficial owner is P.O. Box 4735, Houston, Texas 77210-4735.

(12) Consisting of: (i) 2,333,334 shares of common stock held by DLD Family Investments, LLC; (ii) 96,667 shares of common stock underlying series B warrants exercisable at $2.00 per share held by DLD Family Investments, LLC; (iii) 177,779 shares of common stock underlying series C warrants exercisable at $3.00 per share held by DLD Family Investments, LLC; and
     (iv) 1,100,000 shares of common stock underlying the Warrants held by DLD Family Investments, LLC. Ms. Williams is on the investment committee for the Foundation. Pursuant to the Foundation 13D, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. The information in this footnote is primarily based on the Foundation 13D and other information provided to us. The mailing address of the beneficial owner is P.O. Box 4735, Houston, Texas 77210-4735.

(13) Consisting of: (i) 175,000 shares underlying an option; (ii) 2,636,667 shares of common stock held by Ventures; (iii) 99,084 shares of common stock underlying series B warrants exercisable at $2.00 per share held by Ventures; (iv) 182,223 shares of common stock underlying series C warrants exercisable at $3.00 per share held by Ventures; (v) 1,250,000 shares of common stock underlying the Warrants held by Ventures; (vi) 29,000 shares of common stock underlying series B warrants exercisable at $2.00 per share; (vii) 53,333 shares of common stock underlying series C warrants exercisable at $3.00 per share; and (viii) 75,000 shares of common stock underlying the Warrants. (See footnote 8 for additional discussion of the information set forth in clauses (ii) through (v) of the preceding sentence.) Pursuant to the Foundation 13D, this does not include the following shares which Mr. Seaman has determined he does not have beneficial ownership or disclaimed beneficial ownership: (i) 5,166,667 shares of common stock held by the Foundation; (ii) 120,834 shares of common stock underlying series B warrants exercisable at $2.00 per share held by the Foundation; (iii) 222,223 shares of common stock underlying series C warrants exercisable at $3.00 per share held by the Foundation;
     (vi) 2,500,000 shares of common stock underlying a Warrant held by the Foundation; and (v) 15,000 shares of common stock that Mr. Seaman has agreed to transfer to his ex-wife pursuant to an Agreement Incident to Divorce dated April 4, 2006. (See footnote 7 for additional discussion of the information set forth in clauses (i) through (iv) of the preceding sentence.) The mailing address of the beneficial owner is 1221 McKinney #4545, Houston, Texas 77010.

(14) Consisting of: (i) 403,333 shares of common stock underlying stock options;
     (ii) 37,885 shares of common stock underlying series B warrants exercisable at $2.00 per share; and (iii) 69,674 shares of common stock underlying series C warrants exercisable at $3.00 per share.

(15) Consisting of: (i) 316,665 shares of common stock underlying stock options;
     (ii) 6,647 shares of common stock underlying series B warrants exercisable at $2.00 per share; and (iii) 12,225 shares of common stock underlying series C warrants exercisable at $3.00 per share.

(16) Consisting of: (i) 175,000 shares underlying stock options; (ii)a warrant to purchase 389,275 shares of common stock exercisable at $0.50 per share;
     (iii) 100,000 shares of common stock held by Palantir Group, Inc., an entity in which Dr. Bailey has investment and voting power; and (iv) 50,000 shares of common stock underlying a Warrant held by Palantir Group, Inc.

(17) Consisting of 75,000 shares of common stock underlying options.

(18) Consisting of 175,000 shares of common stock underlying stock options.

(19) Consisting of: (a) the following held by Mr. Seaman or which Mr. Seaman may be deemed to have voting and investment power (i) 175,000 shares underlying an option; (ii) 2,636,667 shares of our common stock held by Ventures;
     (iii) 99,084 shares of our common stock underlying series B warrants exercisable at $2.00 per share held by Ventures; (iv) 182,223 shares of our common stock underlying series C warrants exercisable at $3.00 per share held by Ventures; (v) 1,250,000 shares of our common stock underlying a Warrant held by Ventures; (vi) 29,000 shares of our common stock underlying series B warrants exercisable at $2.00 per share; (vii) 53,333 shares of our common stock underlying series C warrants exercisable at $3.00 per share; and (viii) 75,000 shares of our common stock underlying a Warrant;
     (b) the following held by Mr. McWilliams (i) 403,333 shares of common stock underlying stock options; (ii) 37,885 shares of common stock underlying series B warrants exercisable at $2.00 per share; and (iii) 69,674 shares of our common stock underlying series C warrants exercisable at $3.00 per share; (c) the following held by Dr. Bailey or which Dr. Bailey has voting and investment power; (i) 175,000 shares underlying stock options;
     (ii)389,275 shares of common stock underlying a warrant exercisable at $0.50 per share; (iii) 100,000 shares of common stock held by Palantir Group, Inc.; and (iv) 50,000 shares of commons underlying a Warrant held by Palantir Group, Inc.; (d) 38,333 shares of common stock underlying stock options held by Mr. Frison; and (e) the following held by Mr. Rouse (i) 316,665 shares of common stock underlying stock options; (ii) 6,647 shares of common stock underlying series B warrants exercisable at $2.00 per share; and (iii) 12,225 shares of our common stock underlying series C warrants exercisable at $3.00 per share.

Equity Compensation Plan Information

     The following table sets forth information, as of December 31, 2005, with respect to the Company's compensation plans under which common stock is authorized for issuance. Additionally, prior to July 2004, the Company issued warrants and options to certain officers, directors and consultants not approved by stockholders, which issuances were negotiated between the recipient and the Board of Directors on an issuance basis. We believe that the exercise price for all of the options set forth below reflects fair market value.

                                                                                               Number of Securities
                                                                                             Remaining Available for
                                Number of Securities To be    Weighted Average Exercise    Future Issuance Under Equity
                                  Issued Upon Exercise of       Price of Outstanding      Compensation Plans (Excluding
                                   Outstanding Options,         Options, Warrants and        Securities Reflected in
                                    Warrants and Rights                Rights                       Column A)
        Plan Category                       (A)                          (B)                           (C)
------------------------------- ---------------------------- ---------------------------- -------------------------------
  Equity Compensation Plans              2,376,933 (1)                  $2.46                      623,067 (2)
 Approved by Security Holders
------------------------------- ---------------------------- ---------------------------- -------------------------------
Equity Compensation Plans Not              200,000                      $3.00                         ------
 Approved by Security Holders
------------------------------- ---------------------------- ---------------------------- -------------------------------
        Total                            2,576,933                                                  623,067(2)
------------------------------- ---------------------------- ---------------------------- -------------------------------

(1) As of March 20, 2006, there were 2,946,933 shares of common stock issuable upon exercise of outstanding stock options under the Plan.

(2) As of March 20, 2006, there were only 53,067 shares of common stock remaining available for future issuance under the Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the April 2006 financing, Mr. Seaman, individually owned 50,500 shares of the Company's common stock, series B warrants to purchase 20,000 shares of the Company's common stock, and series C warrants to purchase 40,000 shares of the Company's common stock. In addition, Ventures, an entity in which Mr. Seaman may be deemed to have voting power and/or investment power, owned 136,667 shares of the Company's common stock, series B warrants to purchase 99,084 shares of the Company's common stock, and series C warrants to purchase 182,223 shares of the Company's common stock. In connection with the April 2006 financing, (i) Mr. Seaman individually purchased 150,000 shares of the Company's common stock and was issued a Warrant to purchase 75,000 shares of the Company's common stock, and (ii) Ventures acquired 2,500,000 shares of the Company's common stock and a Warrant to purchase 1,250,000 shares of the Company's common stock. Pursuant to the Foundation 13D, Mr. Seaman has concluded that he does not have beneficial ownership of the shares of stock held by Foundation. Additionally, pursuant to the Foundation 13D, Mr. Seaman and other reporting persons named therein may be deemed to constitute a group for purposes of
Section 13(d) or Section 13(g) of the Exchange Act. However, the Foundation, Ventures, Chaswil, Ltd., and Mr. Seaman expressly disclaim (i) that, for purposes of Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of the Company held by DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams and (ii) that they have agreed to act together with DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams as a group other than as described in the Foundation 13D. The reporting persons in the Foundation 13D, other than Mr. Seaman and Ventures, own in the aggregate: (i) 7,866,668 shares of common stock; (ii) 235,835 shares of common stock underlying series B warrants exercisable at $2.00 per share; (iii) 444,446 shares of common stock underlying series C warrants exercisable at $3.00 per share; and (iv) 2,600,000 shares of common stock underlying Warrants.

     In connection with the April 2006 financing, (i) Palantir Group, Inc., an entity in which Dr. Bailey has voting power and/or investment power, acquired 100,000 shares of the Company's common stock and a Warrant to purchase 50,000 shares of the Company's common stock, (ii) MDB, an entity in which Dr. Bailey is an managing director, but disclaims any voting power and/or investment power, acquired 2,000,000 shares of the Company's common stock and a Warrant to purchase 1,000,000 shares of the Company's common stock, and (iii) MDB received $1,723,300 for its services in the April 2006 financing and a three year warrant to purchase 2,083,300 shares of the Company's common stock at $0.50 per share, of which MDB assigned the right to purchase 389,275 shares of common stock to Dr. Bailey on April 24, 2006.

     None of our executive officers or directors and their family members or affiliates are indebted to the Company in an amount greater than $60,000

ITEM 13. EXHIBITS

     (a)  Exhibits. The following exhibits of the Company are included herein.

     Exhibit No.        Description
     -----------        -----------

Exhibit 2.1 Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form K filed June 4, 2004)

Exhibit 2.2             Merger Agreement  (incorporated  by reference to Exhibit
                        2.1 to the Company's Current Report on 8-K filed October 8, 2004)

Exhibit 3.1 Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Information Statement filed on June 29, 2004)

Exhibit 3.2             By-laws (incorporated    by  reference  to  Exhibit  3.1
                        to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999

Exhibit 10.1            2004  Compensatory   Stock  Option Plan (incorporated by
                        reference to Exhibit B to the Company's Definitive Information Statement filed on June 29, 2004)

Exhibit 10.2 Employment Agreement of David McWilliams (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed November 16, 2004)

Exhibit 10.3 Second Amended Employment Agreement of William Rouse (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 4,
                        2005)

Exhibit 10.4 Director's Agreement of David McWilliams (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed November 16, 2004)

Exhibit 10.5 Director's Agreement of Paul Frison (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.6            Termination   Settlement  and  Release   Agreement  with
                        R. Wayne Fritzsche (incorporated by reference to Exhibit
                        99.3 to the Company's Current Report on Form 8-K filed February 4, 2005)

Exhibit 10.7            Form of Warrant Agreement (incorporated  by reference to
                        Exhibit 10.13 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.8 Amended and Restated License Agreement with Baylor College of Medicine (incorporated by reference to
                        Exhibit 10.14 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.9 Amended and Restated License Agreement with University of Chicago (incorporated by reference to
                        Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.10 Second Amendment to the Amended and Restated License Agreement (incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K filed April 18,2006)

Exhibit 10.11 Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.12           Form  of  Series  B  Common   Stock   Purchase   Warrant
                        (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.13           Form   of   Series  C  Common  Stock  Purchase   Warrant
                        (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)


Exhibit 10.14 Securities Purchase Agreement dated June 17, 2005 by and among the Company and the Investors named therein. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)


Exhibit 10.15 Registration Rights Agreement dated June 17, 2005 by and among the purchasers of common stock named therein (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.16 Securities Purchase Agreement dated June 30, 2005 by and among the Company and the purchasers of common stock named therein (incorporated by reference to Exhibit
                        10.20 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.17 Securities Purchase Agreement dated July 15, 2005 by and among the Company and the Investors named therein. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.18 Registration Rights Agreement dated July 15, 2005 by and among the Company and the Investors named therein. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.19 License Agreement dated January 13, 2006 by the Company and Shanghai Institute for Biological Services. (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 of the Company's Registration Statement on Form SB-2 filed February 9,
                        2006)

Exhibit 10.20 Lease Agreement dated August 19, 2005 by the Company and Dirk D. Laukien(incorporated by reference to Exhibit
                        10.13 to the Company's Annual Report on Form 10-KSB filed March 31, 2006)

Exhibit 10.21 Purchase Agreement dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.22           Registration   Rights  Agreement  dated  April  11, 2006
                        (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed April 18,
                        2006)

Exhibit 10.23 Form of Warrant issued in connection with April 2006 financing (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed April 18,
                        2006)

Exhibit 10.24 Form of Broker Stock Purchase Warrant issued to MDB Capital Group LLC (incorporated by reference to
                        Exhibit 10.5 of the Company's Current Report on Form 8-K filed April 18, 2006)

Exhibit 31.1            Certification  of  Chief  Executive  Officer Pursuant to
                        Section  302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2            Certification  of  Chief  Financial  Officer Pursuant to
                        Section  302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Public Accountants

     The aggregate fees billed by the principal accountant, Malone & Bailey PC for the three quarterly reviews and related audit services for the period ending December 31, 2005, were $115,710 and $81,575 for the three quarterly reviews and related audit services for the period ending December 31, 2004.

     No other fees were billed for services by Malone & Bailey, PC, other than those covered in the preceding paragraph. No professional fees were billed for financial information, tax advice or planning, or system design and implementation.

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

     The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company's business, people, culture, accounting systems, risk profile and other factors and input from the Company's management. The Audit Committee's charter authorizes the Audit Committee to delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. The policy prohibits the Audit Committee from delegating to management the Audit Committee's responsibility to pre-approve permitted services of the independent auditor. During the fiscal year ended December 31, 2005, all of the services related to the audit fees described above were pre-approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

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

                                                Date: May 5, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                      Title                            Date
         ---------                      -----                            ----

/s/ DAVID B. MCWILLIAMS        President, Chief Executive Officer    May 5, 2006
----------------------------   And Director

David B. McWilliams


/s/ C. WILLIAM ROUSE            Chief Financial Officer and          May 5, 2006
----------------------------    Principal Accounting Officer
C. William Rouse


/s/ SCOTT SEAMAN                Director                             May 5, 2006
----------------------------
Scott Seaman

/s/ GREGORY BAILEY              Director                             May 5, 2006
----------------------------
Gregory Bailey


/s/ PAUL M. FRISON              Director                             May 5, 2006
----------------------------
Paul M. Frison