Form 10QSB
period 2006-03-31
PharmaFrontiers Corp.
filed 2006-05-12
CIK 1069308

 UNITED STATES SECURITIES AND
EXCHANGE COMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-25513

PHARMAFRONTIERS CORP.

(Exact name of Issuer as specified in is charter)

TEXAS	76-0333165
(State of Incorporation)	(IRS Employer Identification Number)

2635 Crescent Ridge Drive
The Woodlands, Texas 77381
(281) 272-9331
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No  ☒

The number of shares of common stock of the registrant outstanding at May 9, 2006 was 66,967,035.

Transactional Small Business Disclosure Format (check one): Yes ☐    No  ☒

PHARMAFRONTIERS CORP.
INDEX TO FORM 10-QSB
March 31, 2006

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PharmaFrontiers Corp.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets

Current assets:
Cash	$1,059,856	$2,560,666
Other current assets	208,488	182,524
Total current assets	1,268,344	2,743,190

Intangible assets, net of $2,298,174 and $1,888,891 of accumulated amortization	25,846,159	26,130,441
Property & equipment, net of $278,300 and $256,082 of accumulated depreciation	549,574	479,996
Other assets	450,943	388,210
Total assets	$28,115,020	$29,741,837

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$773,317	$689,467
Accrued expenses	89,702	240,309
Note payable	1,500,000	1,500,000
Total current liabilities	2,363,019	2,429,776

Commitments and contingencies	–	–

Stockholder' equity:
Convertible preferred stock, no par value, 10,000,000 shares	–	–
authorized, none issued and outstanding
Common stock, $.05 par value, 100,000,000 shares authorized,	1,048,351	1,030,977
20,967,035 and 20,619,545 shares issued and outstanding
Additional paid in capital	51,088,966	50,441,948
Deficit accumulated during the development stage	(26,385,316)	(24,160,864)
Total stockholders' equity	25,752,001	27,312,061
Total liabilities and stockholders' equity	$28,115,020	$29,741,837

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months ended March 31, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to March 31, 2006
(unaudited)

	Three Months Ended	Three Months Ended	Inception through
	March 31,	March 31,	March 31,
	2006	2005	2006
General and administrative	$1,075,882	$1,206,715	$2,279,396
Depreciation and amortization	432,333	418,315	2,432,362
Research and development	738,450	644,264	13,096,337
Loss on disposal of assets	362	-	480,294
Operating loss	(2,247,027)	(2,269,294)	(18,288,389)

Interest income	19,621	6,930	107,543
Other income	3,385	2,444	33,938
Interest expense	(429)	(1,487,384)	(8,238,408)
Net loss	$(2,224,450)	$(3,747,304)	$(26,385,316)

Basic and diluted loss per share	$(0.11)	$(0.37)	N/A

Weighted average shares outstanding	20,654,294	10,224,456	N/A

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to March 31, 2006
(unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(2,224,450)	$(3,747,304)	$(26,385,316)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	-	1,861,400
Stock issued for debt in excess of principal	-	109,070	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	1,294,100	6,313,205
Amortization of intangible assets	409,282	396,869	2,298,172
Depreciation	23,051	21,444	134,189
Debt financing costs	-	-	365,910
Option and warrant expense	484,392	355,400	5,469,354
Loss on disposition of fixed assets	-	-	479,932
Changes in:
Accounts payable	83,850	(554,772)	169,019
Prepaid expenses	(25,965)	(34,973)	(153,100)
Accrued expenses	29,393	249,575	84,373
Other assets	(62,734)	-	(450,944)
Net cash used in operating activities	(1,283,181)	(1,910,591)	(9,704,736)

Cash flows from investing activities
Purchase of licenses	(125,000)	-	(357,742)
Purchase of property & equipment	(92,629)	(28,352)	(524,536)
Net cash used in investing activities	(217,629)	(28,352)	(882,278)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	-	5,356,217
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	2,856,660	6,354,592
Repayments on notes payable	-	(58,614)	(63,614)
Net cash provided by financing activities	-	2,798,046	11,646,870

Net change in cash	(1,500,810)	859,103	1,059,856
Cash at beginning of period	2,560,666	851,992	-
Cash at end of period	$1,059,856	$1,711,095	$1,059,856

Cash paid for:
Income tax	$-	$-	$-
Interest	429	-	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	-	2,295,459
Issuance of common stock for accrued interest	-	-	525,513
Issuance of common stock for accounts payable	180,000		180,000
Conversion of notes payable to common stock	-	34,751	6,407,980
Conversion of accrued liabilities to common stock	-	17,176	17,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	1,433,108	3,309,790
- beneficial conversion feature	-	831,945	1,715,973
- stock attached to notes	-	999,074	1,287,440

PHARMAFRONTIERS CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of PharmaFrontiers Corp., (“Pharma”), (a development stage company), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Pharma’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2005, as reported in Form 10-KSB, have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, Pharma began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Pharma had accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Pharma adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of Fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, to stock-based employee compensation:

	Three Months Ended	Three Months Ended	Inception
	March 31,	March 31,	through
	2006	2005	2006

Net loss as reported	$(2,224,450)	$(3,747,304)	$(26,385,316)

Add: stock based compensation determined
Under intrinsic value based method	-	355,400	2,611,074

Less: stock based compensation
determined under fair value based method	-	(453,024)	(4,417,377)

Pro forma net loss	$(2,224,450)	$(3,844,928)	$(28,191,619)

Basic and diluted
Net loss per common share:
As reported	$(0.11)	$(0.37)	N/A
Pro forma	$(0.11)	$(0.38)	N/A

NOTE 3 - INTANGIBLES

Rheumatoid Arthritis License

On January 4, 2006, Pharma entered in an agreement with the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. In exchange for a payment and an agreed running royalty from the sale of commercialized products, Pharma receives all information and data related to all clinical trials on all patient controls and patients with rheumatoid arthritis with the T cell vaccine. This includes all clinical, cell procurement and manufacturing protocols, complete patient data sheets, all laboratory materials, methods and results and manufacturing records and documents and any other data related to the intellectual property. The first payment under the license occurred in April 2006 upon the delivery of materials pursuant to the terms of the licensing agreement.

NOTE 4 - EQUITY

In March 2006, 347,490 shares of common stock were issued in settlement of an outstanding accounts payable in the amount of $180,000.

NOTE 5 - OPTIONS AND WARRANTS

There were no options or warrants issued during the first quarter.

In connection with the bridge note exchange and a private placement offerings in June and July of 2005, three separate types of warrants, known as Series A, Series B, and Series C, to purchase the common stock of Pharma were issued to investors. On February 17, 2006 the Series A warrants to exercise 10,411,400 shares of common stock expired.

NOTE 6 - SUBSEQUENT EVENTS

Private Placement Offering

On April 13, 2006, Pharma closed a financing transaction in which Pharma issued 46,000,000 shares of its common stock and warrants to purchase 23,000,000 shares of Pharma’s common stock for $23,000,000 to certain institutional and accredited investors (the “Transaction”). In connection with the Transaction, Pharma agreed to hold a shareholder’s meeting by June 30, 2006 to vote on a proposal to effect a 1 for 10 reverse split of Pharma common stock that will not reduce the number of shares of common stock Pharma is authorized to issue.

The warrants expire in five years, and are exercisable at $0.65 per share only after Pharma effects a 1 for 10 reverse split. The warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations. Pharma has the right to call the warrants one year from the effective date of a resale registration statement if the closing bid price per share of Pharma’s common stock equals or exceeds $1.30 for twenty consecutive trading days in which the daily average trading volume of the common stock is at least 200,000 shares. Additionally, if the resale registration statement is not effective for any period after April 13, 2007, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective.

Pharma has agreed to file a registration statement with the Securities and Exchange Commission by May 13, 2006 in order to register the resale of the shares of common stock issued pursuant to the Transaction and the shares issuable upon exercise of the warrants. If Pharma fails to meet this deadline, if the registration statement is not declared effective prior July 12, 2006 or August 11, 2006 (if the Securities and Exchange Commission comments on the registration statement), or if the registration statement ceases to remain effective, Pharma has agreed to pay the investors liquidated damages of 1.5% of the amount invested per 30 day period during such failure, up to 24% of the aggregate amount invested.

In connection with the Transaction, Pharma paid commissions and fees to their placement agent, MDB Capital Group LLC (“MDB”), and another broker dealer for services in connection with the Transaction an aggregate of $1,754,100 and issued MDB and another broker dealer three year warrants to purchase an aggregate of 2,137,200 shares of common stock at an exercise price of $0.50 per share, exercisable after Pharma effects a 1 for 10 reverse split. These warrants are not callable, have a cashless exercise option, and have standard adjustment provisions. Pharma agreed to register the resale of the shares underlying the warrants issued to MDB and the other broker dealer.

Pharma intends to conduct an appropriate accounting analysis consistent with general accepted accounting principles, including SFAS 133 and EITF 00-19, with respect to the securities issued in the Transaction, which may result in a portion of the proceeds being classified as a derivative liability. Any such derivative liability would be measured at each reporting date at fair value with the any change in fair value resulting in a gain or loss in Pharma’s statement of expenses.. Any such derivative liability initially will be reflected in Pharma’s financial statements for the fiscal quarter ending on June 30, 2006.

Additionally, the Transaction triggered certain adjustment provisions contained in Pharma’s series B warrants and series C warrants issued in June and July 2005. Pursuant to the adjustment provisions, the number of shares issuable upon exercise of the Series B warrants increased to 6,037,365 shares from 4,163,701 shares and the exercise price was reduced to $2.00 from $2.90 per share. The number of shares issuable upon exercise of the Series C warrants increased to 11,105,477 shares from 8,329,108 shares and the exercise price was reduced to $3.00 from $4.00 per share.

Pursuant to the Transaction, the new investors in the aggregate will own approximately 69% of the total outstanding shares of Pharma’s common stock, without giving effect to the warrants.

University of Chicago License

On April 13, 2006, Pharma amended that certain Amended and Restated License Agreement, dated December 30, 2004, with the University of Chicago with respect to certain payment obligations of Pharma, as follows: (i) an April 30, 2006 $1,500,000 cash payment obligation was extended until October 31, 2006; and (ii) the obligation to issue 216,228 shares of Pharma’s common stock issuable upon the close of the Transaction was extended until October 31, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The following discussion and analysis of the Company's financial condition is as of March 31, 2006. The Company's results of operations and cash flows should be read in conjunction with the Company's unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

Business Overview

The Company is a biopharmaceutical company developing autologous cellular therapies to treat several major illnesses, including multiple sclerosis (MS), rheumatoid arthritis, diabetes, and cardiovascular disease. These therapies are based on the Company’s proprietary T-cell and stem cell technologies.

PharmaFrontiers’ lead product, Tovaxin™, is a T-cell-based therapeutic vaccine for MS, which offers a unique and personalized approach to treating the disease by inducing an immune response against the autoimmune myelin-reactive T-cells, which are believed to be responsible for the initiation of the disease process. Tovaxin is currently in Phase I/II clinical trials and is cleared by the U.S. Food and Drug Administration’s (FDA) Center for Biologics Evaluation and Research (CBER) to enter a Phase IIb trial. Initial Phase I/II human trials show that T-cell vaccination (TCV) appear to safely induce immune responses that deplete and regulate myelin-peptide reactive T-cells. In the first half of 2006, we plan to enroll the first patient in a Phase IIb placebo controlled trial. PharmaFrontiers believes that Tovaxin could be ready for commercialization as early as 2010. Moreover, the Company is evaluating a T-cell assay technology that can be used to monitor T-cell therapy and possibly develop a product for early diagnosis of MS.

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

Critical Accounting Policies

General

The consolidated financial statements and notes to the consolidated financial statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to it at the time the estimates were made. The significant accounting policies are described in the Company's financial statements.

Principles of consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at March 31, 2006.

Intellectual Property

As of March 31, 2006, we had $25,846,159 of intellectual property, net of amortization, $23,991,128 of which resulted from the acquisition of Opexa, $4,028,204 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of March 31, 2006 is approximately 16 years. The weighted average useful life of the University of Chicago license as of March 31, 2006 is 17.5 years. Accumulated amortization for the Intellectual Property as of March 31, 2006 is $2,298,174.

Results of Operations and Financial Condition

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net Sales. We recorded no sales for the three months ended March 31, 2006 and 2005.

General and Administrative Expenses. Our general and administrative expenses decreased during the three months ended March 31, 2006, to $1,075,882 as compared to $1,206,715 from the same period in 2005. The decrease in general and administrative expenses is due primarily to a reduction in legal fees associated with patent filings, a lower allocation of facilities costs and overhead now allocated to research and development offset in part by an increase in stock-based compensation expense. In January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not be restated. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $484,392.

Research and Development Expenses. Research and development expense increased to $738,450 for the three months ended March 31, 2006, compared to $644,264 for the same period in 2005. The increase is primarily related an increase in consulting fees related to our Rheumatoid Arthritis program and a higher allocation of facilities and overhead costs to research and development due to increased development activities.

Interest Expense. Interest expense was $429 for the three months ended March 31, 2006 compared to $1,487,384 for the same period in 2005. The interest expense during 2005 was due to notes that were outstanding during the first quarter of 2005 which were subsequently converted into equity in June 2005.

Net loss. The Company had net loss for the three months ended March 31, 2006, of ($2,224,450), or ($0.11) per share (basic and diluted), compared with a net loss of ($3,747,304), or ($0.37) per share (basic and diluted), for the same period in 2005. The decrease in net loss is primarily due to the reduction in interest expense discussed above.

Recent Financing

In Apri1 2006, the Company closed upon a transaction in which the Company issued 46,000,000 shares of the Company’s common stock and warrants to purchase 23,000,000 shares of the Company’s common stock for $23,000,000 to certain institutional and accredited investors (the “Financing”). In connection with the Financing, the Company agreed to hold a shareholder’s meeting by June 30, 2006 to vote on a proposal to effect a 1 for 10 reverse split of the Company common stock that will not reduce the number of shares of common stock the Company is authorized to issue.

The warrants will expire in five years, and are exercisable at $0.65 per share only after the Company effects a 1 for 10 reverse split. The warrants contain standard adjustment provisions for stock splits, distributions, reorganizations, mergers and consolidations. The Company has the right to call the warrants commencing one year from the effective date of a resale registration statement if the closing bid price per share of the Company’s common stock equals or exceeds $1.30 for twenty consecutive trading days in which the daily average trading volume of the common stock is at least 200,000 shares. Additionally, if the resale registration statement is not effective for any period after April 13, 2007, then the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective.

Liquidity and Capital Resources

Changes in cash flow. Cash used in operations for the three month period ended March 31, 2006 decreased from $1,910,591 for the same period in 2005 to $1,283,181 due to an increase in working capital in 2005. Cash used in investing activities for the three month period ended March 31, 2006 increased from $28,352 in the same period of 2005 to $217,629. The increase was due to the license payment made to Shanghai Institute related to the license obtained during the period for its Rheumatoid Arthritis T-cell technology and the purchase of laboratory equipment. Cash provided from financing activities was $0 as compared to $2,798,046 for the same period of 2005. In 2005 the cash flows were a result of proceeds from debt.

Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of March 31, 2006, the Company had cash of approximately $1,059,856. Our current burn rate is approximately $800,000 per month excluding capital expenditures. As a result of the April 2006 Financing, we believe have sufficient working capital to fund operations through the third quarter of 2007.  Thereafter, we will need to raise additional capital to fund our working capital needs. We do not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, we expect that we will need to engage in best efforts sales of our securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and delay of the start of the clinical trials.

Off-Balance Sheet Arrangements

As of March 31, 2006, the Company had no off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimated volatility by considering historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term.

For the period ended March 31, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-KSB for the year ended December 31, 2005.

Risks Related to Our Business and Our Common Stock

The following factors affect our business and the industry in which we operate. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known or that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows, or prospects could be materially adversely affected.

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

We have not generated any profits since our entry into the biotechnology business and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future and, as we increase our research and development activities, we expect our operating losses to increase significantly. We do not have any sources of revenues and may not have any in the foreseeable future.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue the Company’s business. We believe that we have sufficient working capital to finance operations through the third quarter of 2007. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $800,000 per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2006 and beyond;
•	scientific progress in our research and development programs;
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

Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize by itself. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse affect on our financial condition or business prospects.

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

Our business strategy is dependent upon the skills and knowledge of our management team. We believe that the special knowledge of these individuals gives us a competitive advantage. If any critical employee leaves, we may be unable on a timely basis to hire suitable replacements to operate our business. We also operate with a very small number of employees and thus have little or no backup capability for their activities. The loss of the services of any member of our management team or the loss of a number of other employees could have a material adverse effect on our business.

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

We conduct our research and development in a 10,000 square foot facility in The Woodlands, Texas, which includes a 1,200 square foot suite of three rooms for the future manufacture of stem cell and T-cell therapies through Phase III trials. Our current facility is not large enough to conduct future commercial-scale manufacturing operations. We will need to expand further our manufacturing staff and facility, obtain a new facility or contract with corporate collaborators or other third parties to assist with future drug production.

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. There can be no assurance that we will not be obliged to defend ourself in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

The markets for therapeutic stem cell products, multiple sclerosis products, and rheumatoid arthritis are highly competitive. We expect that our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. These companies are developing stem cell-based products and they have significantly greater capital resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing than we currently do. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

Our business depends on two licenses from third parties. Additionally, any business relating to a T cell vaccine for rheumatoid arthritis depends upon a license from the Shanghai Institute for Biological Science. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.

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

We may sell additional shares of common stock in subsequent public or private offerings. We may also issue additional shares of common stock to finance future acquisitions. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of March 31, 2006, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

In March 2006, the Company issued 347,490 shares of its common stock to two accredited persons in settlement of an outstanding account payable of $180,000. This transaction was completed pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering and was sold to a limited group of persons. Each recipient either received adequate information about the Company or had access, through employment or other relationships, to such information, and the Company determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in the Company.

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

On April 13, 2006, Pharma closed a financing transaction in which Pharma issued 46,000,000 shares of its common stock and warrants to purchase 23,000,000 shares of Pharma’s common stock for $23,000,000 to certain institutional and accredited investors (the “Transaction”). Please refer to the aforementioned Note 6 to the “Notes to Consolidated Financial Statements” for further details.

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
David B. McWilliams, CEO

By: /s/ C. William Rouse
C. William Rouse, CFO

Date: May 12, 2006