Form 10KSB/A
period 2005-12-31
Opexa Therapeutics, Inc.
filed 2006-06-21
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-25513

Opexa Therapeutics, Inc.
(Exact name of small business issuer as specified in its charter)
(Formerly known as PharmaFrontiers Corp)

Texas (State or other jurisdiction of incorporation or organization)	76-0333165 (IRS Employer Identification No.)

2635 N Crescent Ridge Drive, The Woodlands, Texas (Address of principal executive offices)	77381 (Zip Code)

Registrant’s telephone number, including area code:  (281) 272-9331

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of June 14, 2006 based upon the average bid and asked price as of such date, was $51,564,616.

The Registrant’s common stock outstanding as of June 14, 2006, was 66,967,035 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS

PART I		4
ITEM 1.	DESCRIPTION OF BUSINESS	4
ITEM 2.	DESCRIPTION OF PROPERTY	21
ITEM 3.	LEGAL PROCEEDINGS	21
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21
PART II		21
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS	21
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS	23
ITEM 7.	FINANCIAL STATEMENTS	F-1 – F-19
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	28
ITEM 8A.	CONTROLS AND PROCEDURES	29
ITEM 8B.	OTHER INFORMATION	28
PART III		29
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	40
SIGNATURES		41

 Statement Regarding This Amendment

This Form 10-KSB is being amended to restate the accompanying consolidated financial statements. In June 2006, management determined that the warrants associated with the bridge note exchange and private placement offerings in June 2005 and July 2005 should have been recorded as derivative liabilities as of October 26, 2005. We have added footnote 14 to disclose the derivative instrument liabilities.

We are required to record the fair value of the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.” The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities on our consolidated statement of operations for the fiscal year ended December 31, 2005, was a decrease in our net loss of $3,896,841. Basic and diluted net loss attributable to common shareholders per share for the fiscal year ended December 31, 2005 decreased by $0.25. The effect on our consolidated balance sheet as of December 31, 2005 was a decrease in stockholders' equity of $6,761,655 and a corresponding increase in current liabilities of $6,761,655.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on March 31, 2006 and as amended in Amendment No. 1 to Form 10-KSB filed on May 5, 2006. This amendment should also be read in conjunction with our amended Quarterly Report on Form 10-QSB/A for the fiscal quarter ended March 31, 2006, together with any subsequent amendments thereof.

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

TYSABRI®, a selective adhesion molecule inhibitor (an alpha 4 integrin antagonist), represents another class of MS drugs which works by preventing immune system cells (all leukocytes carrying the alpha 4 integrin glycoprotein on their surface) from crossing the BBB and move into the CNS. On February 28, 2005, Biogen Idec and Elan Corporation announced a voluntary suspension of the marketing of TYSABRI. On March 8, 2006 Biogen Idec and Elan Corporation announced that the Peripheral and Central Nervous System Drugs Advisory Committee of the FDA voted unanimously to recommend reintroduction of TYSABRI as a treatment for relapsing forms of MS. The Committee’s recommendation is advisory to the FDA, and the agency is not bound by this recommendation. The FDA is expected to announce their decision by March 31, 2006.

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

Tovaxin Intellectual Property

The technology was discovered by Dr. Jingwu Zang of Baylor College of Medicine in Houston. The Company has an exclusive, worldwide license from the Baylor College of Medicine to develop and commercialize three technology areas for MS, namely T-cell vaccination, peptides, and diagnostics. Under the License Agreement with the Baylor College of Medicine, the Company has rights to a total of 7 patents (2 U.S. and 5 foreign) and 69 patent applications (6 U.S., 62 foreign, and 1 Patent Cooperation Treaty [PCT].

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

Our financial statements include substantial non-operating gains or losses resulting from required quarterly revaluation under GAAP of our outstanding derivative instruments.

Generally accepted accounting principles in the United States require that we report the value of certain derivative instruments we have issued as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

	Price Ranges
Fiscal Year Ended December 31, 2004	High	Low
First Quarter	0.03	0.01
Second Quarter	14.25	0.01
Third Quarter	8.15	6.50
Fourth Quarter	9.50	5.90
Fiscal Year Ended December 31, 2005
First Quarter	8.70	4.50
Second Quarter	5.50	2.46
Third Quarter	1.41	1.25
Fourth Quarter	0.63	0.59

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model we use for determining fair values of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and stock price volatilities. Selection of these inputs involves management's judgment and may impact net income.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in June 2006, we determined that certain outstanding warrants to purchase our common stock should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 31, 2005 to record the fair value of these warrants on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have evaluated the provisions of the registration rights agreement that require us to pay registration delay payments in combination with the financial instrument and concluded that the combined instrument meets the definition of a derivative under SFAS 133.

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. As discussed above, we view the registration rights agreement and the financial instrument as one combined freestanding instrument. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the year ended December 31, 2005 included in this Annual Report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for warrants issued by Pharma associated with the bridge note exchange and private placement offerings in June 2005 and July 2005.

We have determined certain of the warrants to purchase our common stock are derivatives that we are required to account for as free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. The aggregate balance sheet amount shown for these derivatives liabilities accordingly decreased from $10,658,496 on October 26, 2005 to $6,761,655 on December 31, 2005. We were required to report a change of $3,896,841 as loss on derivative liability in other income on our statement of operations.

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

Gain (loss) on derivative instruments liabilities, net.

The Company recognized a gain on derivative instruments of $3,896,841 for the year ended December 31, 2005. The decrease is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants.

Net loss

We had net loss for the year ended December 31, 2005, of $15,517,356 or ($0.99) per share (basic and diluted), compared with a net loss of $4,620,664 or ($.73) per share (basic and diluted), for the twelve months ended December 31, 2004. The primary reason for the increase in net loss is due primarily to the amortization of the remaining discount under the beneficial conversion feature of the Notes and the accrued interest on the Notes that was converted into shares of common stock, along with start-up of operations which included the hiring of new personnel including employees and directors and scientific advisory board members. These individuals have agreements with us that provide for salary payments. The increase in net loss is also attributable to the acquisition of Opexa Pharmaceuticals and the assumption of its operations and research and development programs. Also included are professional fees incurred from legal, accounting, and consulting services to secure and expand our license patent claims. Anticipated future expenses include research and development, professional and consulting fees, and expenses associated with the expansion of the office and laboratory/manufacturing facilities. The increase in net loss for 2005 was offset in part by the (non-cash) gain on derivative liability of $3,896,841 recognized during the year ended December 31, 2005.

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

As discussed in Note 15 to the financial statements, an error resulting in an understatement of liabilities and an overstatement of net loss in 2005 was discovered by management in 2006. Accordingly, adjustments have been made as of December 31, 2005, to correct the error.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

February 7, 2006,
except for Note 15
which is dated June 20, 2006

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEET (RESTATED)
December 31, 2005

Assets

Current assets:
Cash	$2,560,666
Other current assets	182,524
Total current assets	2,743,190

Intangible assets, net of $2,298,174 and $1,888,891 of accumulated amortization	26,130,441
Property & equipment, net of $278,300 and $256,082 of accumulated depreciation	479,996
Other assets	388,210
Total assets	$29,741,837

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$689,467
Accrued expenses	240,309
Note payable	1,500,000
Derivative liability	6,761,655
Total current liabilities	9,191,431

Commitments and contingencies	-

Stockholder' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-
authorized, none issued and outstanding
Common stock, $.05 par value, 100,000,000 shares authorized,	1,030,977
20,967,035 and 20,619,545 shares issued and outstanding
Additional paid in capital	39,783,452
Deficit accumulated during the development stage	(20,264,023)
Total stockholders' equity	20,550,406
Total liabilities and stockholders' equity	$29,741,837

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF EXPENSES (RESTATED)
Years ended December 31, 2005 and 2004 and the
Period from January 22, 2003 (Inception) to December 31, 2005

			Inception
			through
	2005	2004	2005
General and administrative	$550,178	$572,534	$1,203,513
Depreciation and amortization	1,735,209	264,819	2,000,028
Research and development	9,892,253	2,465,634	12,357,887
Loss on disposal of assets	22,810	457,122	479,932
Operating loss	(12,200,450)	(3,760,109)	(16,041,360)

Interest income	81,930	5,992	87,922
Other income	28,174	2,379	30,553
Gain on derivative liability	3,896,841	-	3,896,841
Interest expense	(7,323,851)	(868,926)	(8,237,979)
Net loss	$(15,517,356)	$(4,620,664)	$(20,264,023)

Basic and diluted loss per share	$(0.99)	$(0.73)	N/A

Weighted average shares outstanding	15,648,365	$6,309,145	N/A

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (RESTATED)
January 22, 2003 (Inception) through December 31, 2005

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Par	Capital	Deficit	Total
Shares issued for cash	5,250,000	262,500	($261,500)	$–	$$1,000
Shares repurchased and cancelled	(1,706,250)	(85,313)	84,988	–	(325)
Discount relating to:
- beneficial conversion feature	–		28,180	–	28,180
- warrants attached to debt	–		28,180	–	28,180
Net loss	–	–	–	(126,003)	(126,003)
Balances at December 31, 2003	3,543,750	177,187	(120,152)	(126,003)	(68,968)
Shares issued for:
- cash	22,500	1,125	7,875	–	9,000
- services	2,065,000	103,250	745,750	–	849,000
- license	242,688	12,135	414,940	–	427,075
- reverse merger with Sportan	997,399	49,870	(197,603)	–	(147,733)
- acquisition of Opexa	2,500,000	125,000	23,625,000	–	23,750,000
- additional shares attached to
convertible debt	161,000	8,050	280,316	–	288,366
- conversion of convertible notes	607,501	30,375	217,995	–	248,370
Shares cancelled	(80,000)	(4,000)	4,000	–	–
Discount relating to:
- beneficial conversion feature	–		855,849	–	855,849
- warrants attached to debt	–		1,848,502	–	1,848,502
Option Expense	–		123,333	–	123,333
Net loss	–	–	–	(4,620,664)	(4,620,664)
Balances at December 31, 2004	10,059,838	502,992	27,805,805	(4,746,667)	23,562,130
Shares issued for:
- cash	3,894,509	194,725	5,647,044	–	5,841,769
- convertible debt	6,110,263	305,513	7,343,933	–	7,649,446
- debt	23,000	1,150	159,850	–	161,000
- license	291,935	14,597	1,853,787	–	1,868,384
- services	240,000	12,000	1,000,400	–	1,012,400
Offering costs relating to
equity financing	–		(495,552)	–	(495,552)
Discount relating to:			831,944		831,944
- beneficial conversion feature	–		1,433,108	–	1,433,108
- warrants attached to debt	–			–
Option expense	–		2,487,741	–	2,487,741
Warrant expense	–		2,373,888	–	2,373,888
Transition of warrants from equity instruments to liability instruments	–		(10,658,496)		(10,658,496)
Net loss	–	–	–	(15,517,356)	(15,517,356)
Balances at December 31, 2005	$20,619,545	$1,030,977	$39,783,452	($20,264,023)	$20,550,406

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
Year ended December 31, 2005 and the Period from January 22, 2003
(Inception) through December 31, 2004 and 2005

Inception
through
2005	2004	2005

Cash flows from operating activities
Net loss	$(15,517,356)	$(4,620,664)	$(20,264,023)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	1,012,400	849,000	1,861,400
Stock issued for debt in excess of principal	109,070	–	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	5,516,638	753,812	6,313,205
Amortization of intangible assets	1,637,129	251,761	1,888,890
Gain on derivative liability	(3,896,841)	–	(3,896,841)
Depreciation	98,080	13,058	111,138
Debt financing costs	365,910	–	365,910
Option and warrant expense	4,861,629	123,333	4,984,962
Loss on disposition of fixed assets	22,810	457,122	479,932
Changes in:
Accounts payable	26,360	58,670	85,167
Prepaid expenses	(88,185)	(38,950)	(127,135)
Accrued expenses	23655	23,822	54,981
Other assets	(388,210)	–	(388,210)
Net cash used in operating activities	(6,216,911)	(2,129,036)	(8,421,554)

Cash flows from investing activities
Purchase of licenses	–	(232,742)	(232,742)
Purchase of property & equipment	(258,903)	(173,004)	(431,907)
Net cash used in investing activities	(258,903)	(405,746)	(664,649)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	5,346,217	9,000	5,356,217
Common stock repurchased and canceled	–	–	(325)
Proceeds from debt	2,896,885	3,382,706	6,354,591
Repayments on notes payable	(58,614)	(5,000)	(63,614)
Net cash provided by financing activities	8,184,488	3,386,706	11,646,869

Net change in cash	1,708,674	851,924	2,560,666
Cash at beginning of period	851,992	68	–
Cash at end of period	$2,560,666	$851,992	$2,560,666

PHARMAFRONTIERS CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED) (Continued)
Year ended December 31, 2004 and the Period from January 22, 2003
(Inception) through December 31, 2003 and 2004

Inception
through
2005	2004	2005

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$–	$23,750,000	$23,750,000
Issuance of common stock to Sportan shareholders	–	147,733	147,733
Issuance of common stock for University of Chicago license	1,868,384	427,075	2,295,459
Issuance of common stock for accrued interest	525,513	–	525,513
Conversion of notes payable to common stock	6,159,610	248,370	6,407,980
Conversion of accrued liabilities to common stock	17,176	–	17,176
Conversion of accounts payable to note payable	–	93,364	93,364
Discount on convertible notes relating to:
- warrants	1,433,108	1,848,502	3,309,790
- beneficial conversion feature	831,944	855,849	1,715,973
- stock attached to notes	999,074	288,366	1,287,440
Fair value of derivative instrument	6,761,655	–	6,761,655

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

	2005	2004	Inception through 2005
Net loss as reported	$(15,517,356)	$(4,620,664)	$(20,264,023)

Add: stock based compensation determined
under intrinsic value based method	2,487,741	123,333	2,611,074

Less: stock based compensation determined
under fair value based method	(4,264,013)	(153,364)	(4,417,377)

Pro forma net loss	$(17,293,628)	$(4,650,695)	$(22,070,326)

Basic and diluted
Net loss per common share:
As reported	$(0.99)	$(.73)	N/A
Pro forma	$(1.11)	$(.74)	N/A

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

Accounting for Derivative Instruments. Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Our derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model we use for determining fair values of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management's judgment and may impact net income.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. We view the registration rights agreement and the financial instrument as one combined freestanding instrument. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

Restatement of Financial Statements to Reflect Derivative Accounting. The consolidated financial statements for the year ended December 31, 2005 included in this Annual Report have been restated to reflect additional non-operating gains related to the classification of and accounting for warrants issued by Pharma associated with the bridge note exchange and private placement offerings in June 2005 and July 2005.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, Pharma incurred recurring net losses of $15,517,356 and $4,620,664 in 2005 and 2004, respectively, and has an accumulated deficit of $20,264,023 as of December 31, 2005. These conditions raise substantial doubt as to Pharma’s ability to continue as a going concern. Management is trying to raise additional capital through sales of convertible debt and equity. The consolidated financial statements do not include any adjustments that might be necessary if Pharma is unable to continue as a going concern.

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

Pharma analyzed the convertible notes and the warrants for derivative accounting consideration under SFAS 133 and EITF 00-19. Pharma determined the embedded conversion option in the convertible notes met the criteria for classification in stockholders equity under SFAS 133 and EITF 00-19. Therefore, derivative accounting was not applicable for these convertible notes payable . See Note 14 for a discussion of the accounting for the warrants.

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

NOTE 14 - DERIVATIVE INSTRUMENTS

We evaluated the application of SFAS 133 and EITF 00-19 for all of our financial instruments and identified the following financial instruments as derivatives:

(1) Series A Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005( which expired on February 17, 2006)
(2) Series B Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005
(3) Series C Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005

We evaluated the provisions of the registration rights agreement that require us to pay registration delay payments in combination with the financial instrument and concluded that the combined instrument meets the definition of a derivative under SFAS 133 because the most economic form of settlement under the warrant agreements would be for us to issue registered shares which is deemed outside of our control under EITF 00-19.

We determined that certain warrants to purchase our common stock are derivatives that we are required to account for as free-standing liability instruments in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statements of operations. The value of the derivatives is required to be remeasured on a quarterly basis, and is based on the Black Scholes Pricing Model.

Variables used in the Black-Scholes option-pricing model include (1) 4.08% to 4.35% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each period end, (3) expected volatility is from 30% to 475% and (4) zero expected dividends.

Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet and statements of operations as of and through December 31, 2005 was as follows:

	Transition Date (10/26/2005)	Liability as of 12/31/2005	Gain through 12/31/2005
Series A Warrants	$332,441	$-	$332,441
Series B Warrants	905,840	264,957	640,882
Series C Warrants	9,420,215	6,496,697	2,923,519

Totals	$10,658,496	$6,761,654	$3,896,842

NOTE 15 - RESTATEMENT

In accordance with SFAS 133 and EITF 00-19, in June 2006, we determined that certain warrants to purchase our common stock should be separately accounted for as liabilities (see note 14 for details). We had not classified these derivative liabilities as such in our previously issued financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 31, 2005 to record the fair value of these warrants on our balance sheet as a liability and record changes in the values of these derivatives in our consolidated statement of operations as unrealized “Gain (loss) on derivative liabilities.”

The aggregate balance sheet amount shown for these derivative liabilities decreased from $10,658,496 on October 26, 2005, the date the warrants became liabilities, to $6,761,654 on December 31, 2005, resulting in a gain of $3,896,842 in the statements of operations for the year ended December 31, 2005. This resulted in total liabilities being understated by $6,761,654 and net loss being overstated by $3,896,842.

NOTE 16 - SUBSEQUENT EVENTS

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

This error in the Black Scholes adjustment to stock-based compensation was not detected until the audit process and has been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our that our controls and procedures are adequate and effective.
In addition, we identified deficiencies in our internal controls and disclosure controls related to the accounting for equity with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We restated our consolidated financial statements for the year ended December 31, 2005 and for the interim period ending March 31, 2006, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since June 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies by improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS AND EXECUTIVE OFFICERS

The following are directors and executive officers of the Company as of May 3, 2006:

Name	Age	Position
David B. McWilliams	63	President, Chief Executive Officer and Director
Paul M. Frison	69	Director
Scott B. Seaman	50	Director
Gregory H. Bailey	50	Director
David Hung	48	Director (1)
C. W. Bill Rouse	58	Chief Financial Officer

(1)	Proposed Director who will be appointed to serve on the board of directors on the tenth day following the date of mailing of the Schedule 14f-1, which the Company filed with SEC on May 5, 2006

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

Scott B. Seaman - has served as a Director of the Company since April, 2006. Mr. Seaman currently serves as the executive director and treasurer of the Albert and Margaret Alkek Foundation of Houston, Texas, a private foundation primarily supporting institutions in the Texas Medical Center in Houston, Texas. Since January 1996 to present, Mr. Seaman has served as the chief financial officer of Chaswil Ltd., an investment management company. Since September 1986, Mr. Seaman has served as secretary and treasurer of M & A Properties Inc., a ranching and real estate concern. Since January 2003, Mr. Seaman has served as chairman and, since July 2004, president of ICT Management Inc., the general partner of Impact Composite Technology Ltd., a composite industry supplier. Since May 2004, Mr. Seaman has served as a Member of the Investment Committee of Global Hedged Equity Fund LP, a hedge fund. Mr. Seaman received a bachelor’s degree in business administration from Bowling Green State University.

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

Dr. David Hung - is a proposed director who will assume his directorship after ten days of the filing the Schedule 14f, which the Company plans to file with SEC on May 4, 2006. Dr. Hung has served as the president, chief executive officer and on a board member of Medivation, Inc. since December 17, 2004. Dr. Hung also has served as the President and Chief Executive Officer, and member of the board of directors, of Medivation, Inc.’s subsidiary, Medivation Neurology, Inc. since its inception in September 2003. From 1998 until 2001, Dr. Hung was employed by ProDuct Health, Inc., a privately held medical device company, as Chief Scientific Officer (1998-1999) and as President and Chief Executive Officer (1999-2001). From December 2001 to January 2003, Dr. Hung served as a consultant to Cytyc Health Corporation. From July 1999 to November 2001, Dr. Hung served as president and chief executive officer of ProDuct Health, Inc. Dr. Hung received his M.D. from the University of California at San Francisco, and his M.A. and A.B. in biology and organic chemistry from Harvard College.

C. William “Bill” Rouse - Mr. Rouse has served as the Company’s chief financial officer since May 2004. Prior to May 2004, Mr. Rouse was managing director of Rouse Associates from April 1999 until May 2004. From January 1995 to April 1999 he was chief marketing officer for Futorian Inc. and from December 1990 to January 1995 he was a division general manager for Masco Corporation. Prior to 1990 Mr. Rouse was President of BEI, Inc. Mr. Rouse has led several startups and turnarounds and founded several successful companies.

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

Upon the reconstitution of the Audit Committee, it is expected that all of the members of the audit committee will be non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act; (2) did not participate in the preparation of our financial statements or the financial statements of Opexa Pharmaceuticals, Inc.; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement and cash flow statement. The Board has determined that Mr. Seaman qualifies as an “audit committee financial expert” as defined by Item 401(e) of Regulation S-B of the Exchange Act.

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

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The following tables contain compensation data for our named executive officers for the fiscal year ending December 31, 2005.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation ($)
David B. McWilliams (1)	2005	250,000	-	50,000	-
	2004	83,000	-	370,000 (2)	-
	2003	-	-	-	-

C. William Rouse (3)	2005	180,000	-	50,000	-
	2004	77,500	-	100,000 (2)	-
	2003	-	-	-	-

___________
(1) Served as chief executive officer since August 2004.
(2) See “Executive Employment Contracts” for a discussion of the option.
(3) Served as chief financial officer since May 2004.

Option Grants in Last Fiscal Year

(Individual Grants)

Name	Number of Securities Options Granted	% of Total Options Granted to Fiscal Year	Exercise/Base Price ($/Share)	Expiration Date
David B. McWilliams	50,000	2%	3.00	01/21/2010
Bill Rouse	50,000	2%	3.00	01/21/2010

Options Exercises and Fiscal 2005 Year End Values

	Number of Shares		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at December 31, 2005		at December 31 2005 (1)

Name	Exercisable	Unexercisable	Exercisable		Unexercisable

David B. McWilliams	243,333	176,667	$	- (1)	$	- (1)
Bill Rouse	99,999	50,001	$	- (1)	$	-(1)

(1)
The value of “in-the-money” stock options represents the difference between the $3.00 exercise price of such options and the fair market value of $0.60 per share of common stock as of December 31, 2005, the closing price of the common stock reported on the OTC Bulletin Board for December 30, 2005.

David B. McWilliams has an existing employment agreement with the Company that he entered into effective August, 2004. Mr. McWilliams current agreement for the position of chief executive officer is at an annual salary of $250,000 and may be terminated by us or him at any time for any or no reason. Mr. McWilliams has the right to purchase 370,000 shares of Company common stock exercisable at a price per share of $3.00, which all vested upon the closing of the April 2006 financing. In January 2005, Mr. McWilliams was granted an option to purchase 50,000 shares of common stock at a purchase price of $3.00 per share, of which 16,667 shares vested immediately, 16,667 shares vested in January 2006 and 16,666 shares will vest in January 2007. In May 2006, subject to the shareholders’ approval of an amendment to the June 2004 Compensatory Stock Option Plan (“Plan”) increasing the number of shares of common stock authorized for issuance under the Plan, Mr. McWilliams was granted a ten year option for purchase 1,200,000 shares of common stock at $0.50 per share vesting in three years with ninety day acceleration upon Mr. McWilliams termination.

C. William “Bill” Rouse entered into an employment agreement, expiring June 2006, providing for an annual salary of $180,000. Mr. Rouse has the right to purchase 100,000 shares of Company common stock exercisable at a price per share of $3.00. This option will vest in three parts: 33,333 on April 29, 2005, 33,333 on April 29, 2006 and finally 33,334 on April 29, 2007. Any unexercised options will expire on April 29, 2009. In January 2005, Mr. Rouse was granted an option to purchase 50,000 shares of common stock at a purchase price of $3.00 per share, of which 16,667 shares vested immediately, 16,667 shares vested in January 2006 and 16,666 shares will vest in January 2007. In May 2006, subject to the shareholders’ approval of an amendment to the Plan increasing the number of shares of common stock authorized for issuance under the Plan, Mr. Rouse was granted two options: (i) a five year option exercisable at $0.50 per share to purchase 650,000 shares of common stock, 1/3 vesting immediately and the balance vesting one year from the grant date, with no acceleration or termination provisions resulting from Mr. Rouse’s termination of employment with the Company; and (ii) a five year option exercisable at $0.50 per share to purchase 100,000 shares of common stock to become vested if the Company’s registration statement to be filed pursuant to the April 2006 financing is filed with the SEC and deemed effective by the SEC without triggering any payment obligations as provided for in the April 2006 financing, with no acceleration or termination provisions from Mr. Rouse’s termination of employment with the Company.

Compensation of Directors

Mr. Frison was compensated $2,500 quarterly plus $1,000 for each regular board meeting attended in person and $500 for each regular meeting attended by teleconference. Mr. Frison is also compensated $1,000 for each compensation committee meeting he attends and $500 for each nominating committee meeting he attends. Mr. McWilliams who is a director and an officer does not receive any compensation for his services as a member of our board of directors. Subject to the shareholders’ approval of an amendment to the Plan increasing the number of shares of common stock authorized for issuance under the Plan, as director’s compensation for the period ending April 13, 2007, the Company approved the issuance of a ten year option to purchase 350,000 shares of common stock to Dr. Bailey, Mr. Seaman and Dr. Hung at an exercise price of $0.52 per share. Each of these options vest 50% on the date of grant, 25% on the first anniversary and the remaining 25% on the second anniversary with ninety day acceleration upon the directors termination We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings.

In May 2006, the Board approved the accelerated vesting of the options held by Messrs. Boveroux, Wesner, Kamin and Frison and extended the term to exercise for three years. In addition, subject to the shareholders’ approval of an amendment to the Plan increasing the number of shares of common stock authorized for issuance under the Plan, as compensation for the directors’ prior efforts, the board approved the issuance of three year options to purchase 20,000 shares to each of Messrs. Boveroux, Wesner and Kamin and 25,000 shares to Mr. Frison. These options are exercisable at $0.52 per share and vest in one year.

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

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. The warrants issued in the April 2006 financing are only exercisable upon the effectiveness of the 1 for 10 reverse stock split. The Company filed a Preliminary Proxy Statement on or about May 5, 2006, to hold a shareholder meeting on June 15, 2006, to vote on, among other items, the 1 for 10 reverse stock split. For purposes of beneficial ownership calculations herein, it is assumed that the 1 for 10 reverse stock split will be effected and the warrants issued in the April 2006 financing will be exercisable within 60 days from May 5, 2006. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Class
Beneficial Owners of more than 5%
SF Capital Partners Ltd. (2)	10,000,000 (3)	14.93%
Magnetar Capital Master Fund, Ltd (4)	6,725,000 (5)	9.99%
Austin Marxe and David Greenhouse (6)	15,000,000 (6)	20.84%
Albert and Margaret Alkek Foundation (7)	6,859,724 (8)	9.99%
Alkek & Williams Ventures Ltd. (9)	4,167,974 (10)	6.08%
DLD Family Investments, LLC (11)	3,707,780 (12)	5.43%

Officers and Directors
Scott B. Seaman (9)	4,685,807 (13)	6.81%
David B. McWilliams	577,148 (14)	*
C. William Rouse	499,957 (15)	*
Gregory H. Bailey	714,275 (16)	1.06%
Paul Frison	75,000 (17)	*
David Hung	175,000 (18)	*
All directors and executive officers as a group (5 persons) **	6,552,187 (19)	9.4%
_________
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

(4)
Magnetar Financial LLC is the investment advisor of Magnetar Capital Master Fund, Ltd. (“Magnetar”) and consequently has voting control and investment discretion over securities held by Magnetar.  Magnetar Financial LLC disclaims beneficial ownership of the shares held by Magnetar.  Alec Litowitz has voting control over Supernova Management LLC, which is the general partner of Magnetar Capital Partners LP, the sole managing member of Magnetar Financial LLC.  As a result, Mr. Litowitz may be considered the beneficial owner of any shares deemed to be beneficially owned by Magnetar Financial LLC.  Mr. Litowitz disclaims beneficial ownership of these shares. The mailing address of the beneficial owner is 1603 Orrington Ave., 13th Floor, Evanston, Illinois 60201.

(5)
Excludes 2,875,000 shares of Company common stock underlying a Warrant that Magnetar is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise.

(6)
Consisting of: (i) 3,310,000 shares of common stock and 1,655,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Fund III QP, L.P., (ii) 284,000 shares of common stock and 142,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Fund III, L.P., (iii) 906,000 shares of common stock and 453,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Cayman Fund, L.P., (iv) 4,000,000 shares of common stock and 2,000,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Private Equity Fund, L.P., and (v) 1,500,000 shares of common stock and 750,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Life Sciences Fund, L.P. MGP Advisors Limited (“MGP”) is the general partner of Special Situations Fund III, QP, L.P. and Special Situations Fund III, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. LS Advisers, LLC (“LS”) is the general partner and investment adviser to the Special Situations Life Sciences Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, MG and LS. Through their control of MGP, AWM, MG and LS, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. The information in this footnote is primarily based on a Schedule 13D filed with the SEC on April 24, 2006 and other information provided to us. The mailing address of Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York 10022.The mailing address of the beneficial owner is 3600 South Lake Drive, St. Francis, WI 53235.

(7)
This information is based on the Schedule 13D filed with the SEC on April 24, 2006, as amended, by Albert and Margaret Alkek Foundation (the “Foundation”), Alkek & Williams Ventures, Ltd. (“Ventures”), Scott Seaman, DLD Family Investments, LLC, and the other reporting persons named therein (the” Foundation 13D”). The Foundation acts through an investment committee of its board of directors, which includes Mr. Daniel Arnold, Mr. Joe Bailey, Mr. Scott Seaman and Ms. Randa Duncan Williams. Mr. Seaman is the executive director of the Foundation and chairman of the investment committee. The investment committee has sole voting and investment power over all of the shares of common stock beneficially owned by the Foundation. However, pursuant to the Foundation 13D, neither the executive director nor any member of the investment committee may act individually to vote or sell shares of common stock held by the Foundation; therefore, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. Additionally, pursuant to the Foundation 13D, the Foundation has concluded that because Mr. Seaman, in his capacity as executive director or chairman of the investment committee, cannot act in such capacity to vote or sell shares of common stock held by the Foundation without the approval of the investment committee, he is not deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation by virtue of his position as executive director or chairman of the investment committee. The mailing address of the beneficial owner is 1221 McKinney #4525, Houston, Texas 77010.

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

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	2,376,933 (1)	$2.46	623,067 (2)
Equity Compensation Plans Not Approved by Security Holders	200,000	$3.00	------
Total	2,576,933		623,067(2)

(1)	As of March 20, 2006, there were 2,946,933 shares of common stock issuable upon exercise of outstanding stock options under the Plan.

(2)	As of March 20, 2006, there were only 53,067 shares of common stock remaining available for future issuance under the Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to the April 2006 financing, Mr. Seaman, individually owned 50,500 shares of the Company’s common stock, series B warrants to purchase 20,000 shares of the Company’s common stock, and series C warrants to purchase 40,000 shares of the Company’s common stock. In addition, Ventures, an entity in which Mr. Seaman may be deemed to have voting power and/or investment power, owned 136,667 shares of the Company’s common stock, series B warrants to purchase 99,084 shares of the Company’s common stock, and series C warrants to purchase 182,223 shares of the Company’s common stock. In connection with the April 2006 financing, (i) Mr. Seaman individually purchased 150,000 shares of the Company’s common stock and was issued a Warrant to purchase 75,000 shares of the Company’s common stock, and (ii) Ventures acquired 2,500,000 shares of the Company’s common stock and a Warrant to purchase 1,250,000 shares of the Company’s common stock. Pursuant to the Foundation 13D, Mr. Seaman has concluded that he does not have beneficial ownership of the shares of stock held by Foundation. Additionally, pursuant to the Foundation 13D, Mr. Seaman and other reporting persons named therein may be deemed to constitute a group for purposes of Section 13(d) or Section 13(g) of the Exchange Act.   However, the Foundation, Ventures, Chaswil, Ltd., and Mr. Seaman expressly disclaim (i) that, for purposes of Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of the Company held by DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams and (ii) that they have agreed to act together with DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams as a group other than as described in the Foundation 13D. The reporting persons in the Foundation 13D, other than Mr. Seaman and Ventures, own in the aggregate: (i) 7,866,668 shares of common stock; (ii) 235,835 shares of common stock underlying series B warrants exercisable at $2.00 per share; (iii) 444,446 shares of common stock underlying series C warrants exercisable at $3.00 per share; and (iv) 2,600,000 shares of common stock underlying Warrants.

In connection with the April 2006 financing, (i) Palantir Group, Inc., an entity in which Dr. Bailey has voting power and/or investment power, acquired 100,000 shares of the Company’s common stock and a Warrant to purchase 50,000 shares of the Company’s common stock, (ii) MDB, an entity in which Dr. Bailey is an managing director, but disclaims any voting power and/or investment power, acquired 2,000,000 shares of the Company’s common stock and a Warrant to purchase 1,000,000 shares of the Company’s common stock, and (iii) MDB received $1,723,300 for its services in the April 2006 financing and a three year warrant to purchase 2,083,300 shares of the Company’s common stock at $0.50 per share, of which MDB assigned the right to purchase 389,275 shares of common stock to Dr. Bailey on April 24, 2006.

None of our executive officers or directors and their family members or affiliates are indebted to the Company in an amount greater than $60,000

ITEM 13. EXHIBITS

(a)	Exhibits. The following exhibits of the Company are included herein.

Exhibit No.  Description

Exhibit 2.1	Stock Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form K filed June 4, 2004)
Exhibit 2.2	Merger Agreement (incorporated by reference to Exhibit 2.1 to the Company's Current Report on 8-K filed October 8, 2004)
Exhibit 3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Information Statement filed on June 29, 2004)
Exhibit 3.2	By-laws (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)
Exhibit 4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999
Exhibit 10.1	2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company's Definitive Information Statement filed on June 29, 2004)
Exhibit 10.2	Employment Agreement of David McWilliams (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed November 16, 2004)
Exhibit 10.3	Second Amended Employment Agreement of William Rouse (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed February 4, 2005)
Exhibit 10.4	Director's Agreement of David McWilliams (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed November 16, 2004)
Exhibit 10.5	Director's Agreement of Paul Frison (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)
Exhibit 10.6	Termination Settlement and Release Agreement with R. Wayne Fritzsche (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed February 4, 2005)
Exhibit 10.7	Form of Warrant Agreement (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)
Exhibit 10.8	Amended and Restated License Agreement with Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.9	Amended and Restated License Agreement with University of Chicago (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB filed April 15, 2005)
Exhibit 10.10	Second Amendment to the Amended and Restated License Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K filed April 18, 2006)
Exhibit 10.11	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)
Exhibit 10.12	Form of Series B Common Stock Purchase Warrant(incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)
Exhibit 10.13	Form of Series C Common Stock Purchase Warrant(incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)
Exhibit 10.14
Securities Purchase Agreement dated June 17, 2005 by and among the Company and the Investors named therein. (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.15
Registration Rights Agreement dated June 17, 2005 by and among the purchasers of common stock named therein(incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.16
Securities Purchase Agreement dated June 30, 2005 by and among the Company and the purchasers of common stock named therein(incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.17
Securities Purchase Agreement dated July 15, 2005 by and among the Company and the Investors named therein. (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.18
Registration Rights Agreement dated July 15, 2005 by and among the Company and the Investors named therein. (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form SB-2 filed July 19, 2005)

Exhibit 10.19
License Agreement dated January 13, 2006 by the Company and Shanghai Institute for Biological Services. (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 1 of the Company’s Registration Statement on Form SB-2 filed February 9,2006)

Exhibit 10.20	Lease Agreement dated August 19, 2005 by the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB filed March 31, 2006)
Exhibit 10.21	Purchase Agreement dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006)
Exhibit 10.22	Registration Rights Agreement dated April 11, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.23	Form of Warrant issued in connection with April 2006 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 18, 2006)
Exhibit 10.24	Form of Broker Stock Purchase Warrant issued to MDB Capital Group LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 18, 2006)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent auditor. The Audit Committee considers whether such services are consistent with the rules of the SEC on auditor independence as well as whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors and input from the Company’s management. The Audit Committee’s charter authorizes the Audit Committee to delegate to one or more of its members the pre-approval of audit and permissible non-audit services provided that those members report any pre-approvals to the full committee. The policy prohibits the Audit Committee from delegating to management the Audit Committee’s responsibility to pre-approve permitted services of the independent auditor. During the fiscal year ended December 31, 2005, all of the services related to the audit fees described above were pre-approved by the Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES OPEXA THERAPEUTICS, INC. By: /s/ DAVID B. MCWILLIAMS David B. McWilliams, President and Chief Executive Officer Date: June 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID B. MCWILLIAMS	President, Chief Executive Officer And Director
David B. McWilliams		June 20, 2006

/s/ C. WILLIAM ROUSE	Chief Financial Officer and Principal Accounting Officer	June 20, 2006
C. William Rouse

/s/ GREGORY H. BAILEY	Director	June 20, 2006
Gregory H.Bailey

/s/ DAVID HUNG	Director	June 20, 2006
David Hung

/s/ MICHAEL RICHMAN	Director	June 20, 2006
Michael Richman

/s/ SCOTT B.SEAMAN	Director	June 20, 2006
Scott B. Seaman