Form 10QSB/A
period 2006-03-31
Opexa Therapeutics, Inc.
filed 2006-06-21
CIK 1069308

 UNITED STATES SECURITIES AND
EXCHANGE COMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Amendment No.1)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-25513

Opexa Therapeutics, Inc.
(Formerly known as PharmaFrontiers Corp)
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

PHARMAFRONTIERS CORP.
INDEX TO FORM 10-QSB
March 31, 2006

Page No.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets dated March 31, 2006 (unaudited)
and December 31, 2005 (audited)	4

Consolidated Statements of Expenses (unaudited) Three Months
Ended March 31, 2006 and 2005 and the Period from January 22,
2003 (Inception) to March 31, 2006 (unaudited)	5

Consolidated Statements of Cash Flows (unaudited) for the Three
Months Ended March 31, 2006 and 2005 and the Period from
January 22, 2003 (Inception) to March 31, 2006 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis	11

Item 3. Controls and Procedures	21

PART II OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Recent Sales of Unregistered Securities	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	22

Signatures	22

 Statement Regarding This Amendment

This Form 10-QSB is being amended to restate the accompanying consolidated financial statements. In June 2006, management determined that the warrants associated with the bridge note exchange and private placement offerings in June 2005 and July 2005 should have been recorded as derivative liabilities as of October 26, 2005. We have added footnote 6 to disclose the derivative instrument liabilities.

We are required to record the fair value of the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.” The effect of the (non-cash) changes related to accounting for these derivative instrument liabilities on our consolidated statement of operations for the three months ended March 31, 2006, was a decrease in our net loss of $254,140. Basic and diluted net loss attributable to common shareholders per share for the three months ended March 31, 2006 decreased by $0.01 The effect on our consolidated balance sheet as of March 31, 2006 was a increase in current liabilities of $6,507,515 and a corresponding decrease in stockholders’ equity.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on May 12, 2006. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB for the year ended December 31, 2005, together with any subsequent amendments thereof.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	(Restated)
	March 31,	December 31,
	2006	2005
	(unaudited)	(audited)
Assets
Current assets:
Cash	$1,059,856	$2,560,666
Other current assets	208,488	182,524
Total current assets	1,268,344	2,743,190

Intangible assets, net of $2,298,174 and $1,888,891 of accumulated amortization	25,846,159	26,130,441
Property & equipment, net of $278,300 and $256,082 of accumulated depreciation	549,574	479,996
Other assets	450,943	388,210
Total assets	$28,115,020	$29,741,837

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$773,317	$689,467
Accrued expenses	89,702	240,309
Note payable	1,500,000	1,500,000
Derivative Liability	6,507,515	6,761,655
Total current liabilities	8,870,534	9,191,431

Commitments and contingencies	-	-

Stockholder' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $.05 par value, 100,000,000 shares authorized,	1,048,351	1,030,977
20,967,035 and 20,619,545 shares issued and outstanding
Additional paid in capital	40,430,468	39,783,452
Deficit accumulated during the development stage	(22,234,333)	(20,264,023)
Total stockholders' equity	19,244,486	20,550,406
Total liabilities and stockholders' equity	$28,115,020	$29,741,837

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three Months ended March 31, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to March 31, 2006
(unaudited)

	(Restated)		(Restated)
	Three Months Ended	Three Months Ended	Inception through
	March 31,	March 31,	March 31,
	2006	2005	2006
General and administrative	$1,075,882	$1,206,715	$2,279,394
Depreciation and amortization	432,333	418,315	2,432,362
Research and development	738,450	644,264	13,096,337
Loss on disposal of assets	362	-	480,294
Operating loss	(2,247,027)	(2,269,294)	(18,288,387)

Interest income	19,621	6,930	107,543
Other income	3,385	2,444	33,938
Gain on derivative liability	254,140	-	4,150,981
Interest expense	(429)	(1,487,384)	(8,238,408)
Net loss	$(1,970,310)	$(3,747,304)	$(22,234,333)

Basic and diluted loss per share	$(0.10)	$(0.37)	N/A

Weighted average shares outstanding	20,654,294	10,224,456	N/A

PHARMAFRONTIERS CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended March 31, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to March 31, 2006
(unaudited)
	(Restated)		(Restated)
	Three Months	Three Months	Inception
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(1,970,310)	$(3,747,304)	$(22,234,333)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	-	1,861,400
Stock issued for debt in excess of principal	-	109,070	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	1,294,100	6,313,205
Amortization of intangible assets	409,282	396,869	2,298,172
Gain on derivative liability	(254,140)		(4,150,981)
Depreciation	23,051	21,444	134,187
Debt financing costs	-	-	365,910
Option and warrant expense	484,392	355,400	5,469,354
Loss on disposition of fixed assets	-	-	479,932
Changes in:
Accounts payable	83,850	(554,772)	169,019
Prepaid expenses	(25,965)	(34,973)	(153,100)
Accrued expenses	29,393	249,575	84,373
Other assets	(62,734)	-	(450,944)
Net cash used in operating activities	(1,283,181)	(1,910,591)	(9,704,736)

Cash flows from investing activities
Purchase of licenses	(125,000)	-	(357,742)
Purchase of property & equipment	(92,629)	(28,352)	(524,536)
Net cash used in investing activities	(217,629)	(28,352)	(882,278)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	-	5,356,217
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	2,856,660	6,354,592
Repayments on notes payable	-	(58,614)	(63,614)
Net cash provided by financing activities	-	2,798,046	11,646,870

Net change in cash	(1,500,810)	859,103	1,059,856
Cash at beginning of period	2,560,666	851,992	-
Cash at end of period	$1,059,856	$1,711,095	$1,059,856

Cash paid for:
Income tax	$-	$-	$-
Interest	429	-	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	-	2,295,459
Issuance of common stock for accrued interest	-	-	525,513
Issuance of common stock for accounts payable	180,000		180,000
Conversion of notes payable to common stock	-	34,751	6,407,980
Conversion of accrued liabilities to common stock	-	17,176	17,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	1,433,108	3,309,790
- beneficial conversion feature	-	831,945	1,715,973
- stock attached to notes	-	999,074	1,287,440
Fair value of derivative instrument	-	-	10,658,496

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

Restatements for the three months ended March 31, 2006 were made. See Note 6 for details.

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

The following table illustrates the effect on net loss and net loss per share if Pharma had applied the fair value provisions of FASB Statement No. 123, to stock-based employee compensation:

	(Restated)		(Restated)
	Three Months Ended	Three Months Ended	Inception
	March 31,	March 31,	through
	2006	2005	2006

Net loss as reported	$(1,970,310)	$(3,747,304)	$(22,234,333)

Add: stock based compensation determined
Under intrinsic value based method	-	355,400	2,611,074

Less: stock based compensation
determined under fair value based method	-	(453,024)	(4,417,377)

Pro forma net loss	$(1,970,310)	$(3,844,928)	$(24,040,636)

Basic and diluted
Net loss per common share:
As reported	$(0.10)	$(0.37)	N/A
Pro forma	$(0.10)	$(0.38)	N/A

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

NOTE 6 - DERIVATIVE INSTRUMENTS AND RESTATEMENT

In 2006, we evaluated the application of SFAS 133 and EITF 00-19 for all of our financial instruments and identified the following financial instruments as derivatives:

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet and statements of operations as of and for the three months ended March 31, 2006 was as follows:

	As of	As of	Three months ended
	12/31/2005	3/31/2006	3/31/2006
Series A Warrants	$-	$-	$-
Series B Warrants	264,957	284,312	(19,355)
Series C Warrants	6,496,697	6,223,202	273,495
Totals	$6,761,654	$6,507,515	$254,140

In June 2006, we determined that certain warrants to purchase our common stock should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our previously issued financial statements. In order to reflect these changes, we restated our financial statements for the three months ended March 31, 2006 to record the fair value of these warrants on our balance sheet as a liability and record changes in the values of these derivatives in our consolidated statement of operations as unrealized “Gain (loss) on derivative liabilities.”

The aggregate balance sheet amount shown for these derivative liabilities decreased from $6,761,654 on December 31, 2005 to $6,507,515 on March 31, 2006, resulting in a gain of $254,140 in the statements of operations for the three months ended March 31, 2006. This resulted in total liabilities being uderstated by $6,507,515 and net loss being overstated by $254,140.

NOTE 7 - SUBSEQUENT EVENTS

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in June 2006, we determined that certain outstanding warrants to purchase our common stock should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the three months ended March 31, 2006 to record the fair value of these warrants on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

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

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the three months ended March 31, 2006 included in this Interim Report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for warrants issued by Pharma associated with the bridge note exchange and private placement offerings in June 2005 and July 2005.

We determined certain of the warrants to purchase our common stock are derivatives that we are required to account for as liabilities in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be remeasured on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. The aggregate balance sheet amount shown for these derivative liabilities decreased from $6,761,654 on December 31, 2005 to $6,507,515 on March 31, 2006, resulting in a gain of $254,140 in the statements of operations for the three months ended March 31, 2006. This resulted in total liabilities being uderstated by $6,507,515 and net loss being overstated by $254,140.

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

Gain (loss) on derivative instruments liabilities, net. The Company recognized a gain on derivative instruments of $254,140 for the three months ended March 31, 2006. This gain is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants.

Net loss. The Company had net loss for the three months ended March 31, 2006, of ($1,970,310), or ($0.10) per share (basic and diluted), compared with a net loss of ($3,747,304), or ($0.37) per share (basic and diluted), for the same period in 2005. The decrease in net loss is primarily due to the reduction in interest expense discussed above.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of March 31, 2006, have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for equity with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We restated our consolidated financial statements for the year ended December 31, 2005 and for the interim period ending March 31, 2006, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since June 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies by improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

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

Opexa Therapeutics, Inc.

By:	/s/ David B. McWilliams

David B. McWilliams, CEO

By:	/s/ C. William Rouse

C. William Rouse, CFO

Date: June 20, 2006