Form 10QSB
period 2006-06-30
Opexa Therapeutics, Inc.
filed 2006-08-14
CIK 1069308

UNITED STATES SECURITIES AND
EXCHANGE COMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2006

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File Number: 000-25513

Opexa Therapeutics, Inc.

(Exact name of Issuer as specified in is charter)
(formerly PharmaFrontiers Corp.)

TEXAS (State of Incorporation)	76-0333165 (IRS Employer Identification Number)

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

The number of shares of common stock of the registrant outstanding at August 11, 2006 was 6,696,784.

Transactional Small Business Disclosure Format (check one): Yes ☐     No ☒

OPEXA THERAPEUTICS INC.
INDEX TO FORM 10-QSB
June 30, 2006

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements	Page No.

Consolidated Balance Sheets dated June 30, 2006 and December 31, 2005 (unaudited)	3

Consolidated Statements of Expenses for the Three and Six Months Ended June 30, 2006 and 2005 and the Period from January 22, 2003 (Inception) to June 30, 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2006 and 2005 and the Period from January 22, 2003 (Inception) to June 30, 2006 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis	10

Item 3. Controls and Procedures	19

PART II OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Recent Sales of Unregistered Securities	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
OPEXA THERAPEUTICS, INC.
(formerly PharmaFrontiers Corp.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$19,931,542	$2,560,666
Other current assets	514,596	182,524
Total current assets	20,446,138	2,743,190

Intangible assets, net of $2,709,019 and $1,888,891 of accumulated amortization	25,547,752	26,130,441
Property & equipment, net of $327,897 and $256,082 of accumulated depreciation	1,262,048	479,996
Other assets	-	388,210
Total assets	$47,255,938	$29,741,837

Liabilities and Stockholder's Equity

Current liabilities:
Accounts payable	$682,841	$689,467
Stock payable	112,440	-
Accrued expenses	643,088	240,309
Note payable	1,500,000	1,500,000
Derivative liability	10,039,863	6,761,655
Total current liabilities	12,978,232	9,191,431

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	1,030,977
6,696,784 and 2,061,955 shares issued and outstanding
Additional paid in capital	61,639,556	39,783,452
Deficit accumulated during the development stage	(30,710,201)	(20,264,023)
Total stockholders' equity	34,277,706	20,550,406
Total liabilities and stockholders' equity	$47,255,938	$29,741,837

OPEXA THERAPEUTICS, INC.
(formerly PharmaFrontiers Corp.)
(a development stage company)
CONSOLIDATED STATEMENTS OF EXPENSES
Three and Six Months ended June 30, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to June 30, 2006
(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Inception through June 30, 2006
General and administrative	$3,169,832	$2,677,941	$4,245,714	$3,465,745	$5,449,227
Depreciation and amortization	460,442	26,816	892,775	864,044	2,892,803
Research and development	1,554,912	611,212	2,293,362	1,255,476	14,651,249
Loss on disposal of assets	-	-	362	-	480,294
Operating loss	(5,185,186)	(3,315,969)	(7,432,213)	(5,585,265)	(23,473,573)

Interest income	198,785	11,979	218,406	18,909	306,328
Other income	43,065	7,501	46,450	9,945	77,003
Gain (loss) on derivative liability	(3,532,348)	-	(3,278,208)	-	618,633
Interest expense	(184)	(4,450,955)	(613)	(5,938,339)	(8,238,592)
Other expense	-	(296)	-	(296)	-
Net loss	$(8,475,868)	$(7,747,740)	$(10,446,178)	$(11,495,046)	$(30,710,201)

Basic and diluted loss per share	$(1.40)	$(6.99)	$(2.57)	$(10.78)	N/A

Weighted average shares outstanding	6,039,561	1,108,215	4,063,473	1,066,461	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to June 30, 2006
(unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Inception through June 30, 2006
Cash flows from operating activities
Net loss	$(10,446,178)	$(11,495,046)	$(30,710,201)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	180,000	940,000	2,041,400
Stock issued for debt in excess of principal	-	109,073	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	5,516,638	6,313,205
Amortization of intangible assets	820,129	815,784	2,709,019
Gain (loss) on derivative liability	3,278,208	-	(618,633)
Depreciation	72,646	48,260	183,784
Debt financing costs	-	-	365,910
Option and warrant expense	2,829,716	926,962	7,814,678
Loss on disposition of fixed assets	-	-	479,932
Changes in:
Accounts payable	(6,626)	(32,849)	78,541
Prepaid expenses	(458,332)	(37,375)	(585,467)
Accrued expenses	402,779	81,790	457,760
Other assets	-	-	(388,210)
Net cash used in operating activities	(3,327,658)	(3,126,763)	(11,749,212)

Cash flows from investing activities
Purchase of licenses	(125,000)	-	(357,742)
Disposition of property & equipment	1,085	-	1,085
Purchase of property & equipment	(341,314)	(76,356)	(773,221)
Net cash used in investing activities	(465,229)	(76,356)	(1,129,878)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	21,163,763	4,646,565	26,519,980
Common stock repurchased and canceled	-	-	(325)
Stock payable	-	25,350	-
Proceeds from debt	-	2,856,660	6,354,591
Repayments on notes payable	-	(58,614)	(63,614)
Net cash provided by financing activities	21,163,763	7,469,961	32,810,632

Net change in cash	17,370,876	4,266,842	19,931,542
Cash at beginning of period	2,560,666	851,992	-
Cash at end of period	$19,931,542	$5,118,834	$19,931,542

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	1,758,956	2,295,459
Issuance of common stock for accrued interest	-	525,513	525,513
Issuance of common stock for accounts payable	-	-	180,000
Conversion of notes payable to common stock	-	6,159,610	6,407,980
Conversion of accrued liabilities to common stock	-	17,176	17,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	1,433,108	3,309,790
- beneficial conversion feature	-	831,945	1,715,973
- stock attached to notes	-	631,832	1,287,440
Fair value of derivative instrument	-	-	10,658,496
Stock payable	112,440	-	112,440

OPEXA THERAPEUTICS, INC.
(formerly PharmaFrontiers Corp.)
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Opexa Therapeutics, (“Opexa”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB/A, have been omitted.

In June 2006, the Company (i) changed its name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp. and (ii) effected a one-for-ten reverse split, and all references to a number of shares and per share amounts reflect such split as if it occurred on the first day of the first period presented.

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, Opexa began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Opexa had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Opexa adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if Opexa had applied the fair value provisions of FASB Statement No. 123, to stock-based employee compensation:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Inception Through June 30, 2006
Net loss as reported	$(7,747,740)	$(11,495,046)	$(30,710,201)

Add: stock based
compensation determined under intrinsic value based method	378,904	734,304	2,611,074

Less: stock based
compensation determined under fair value based method	(461,708)	(914,732)	(4,417,377)
Pro forma net loss	$(7,830,544)	$(11,675,474)	$(32,516,504)
Basic and diluted
Net loss per common share:
As reported	$(6.99)	$(10.78)	N/A
Pro forma	$(7.07)	$(10. 95)	N/A

NOTE 3 - CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

The primary objectives for our fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Our investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

At June 30, 2006, Opexa invested $19,598,000 in A-1/P-1 commercial paper with an average market yield of 5.32% and average time to maturity of 1.56 months. Unrealized gains of $100,626 were recognized for the three months and six months ended June 30, 2006 in the interest income on the consolidated statements of expenses,

NOTE 4 - INTANGIBLES

Rheumatoid Arthritis License

In January 2006, Opexa acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China. In exchange for a payment of $125,000 and an agreed running royalty from the sale of commercialized products, Opexa receives all information and data related to all clinical trials on all patient controls and patients with rheumatoid arthritis with the T cell vaccine. This includes all clinical, cell procurement and manufacturing protocols, complete patient data sheets, all laboratory materials, methods and results and manufacturing records and documents and any other data related to the intellectual property. The first payment under the license occurred in April 2006 upon the delivery of materials pursuant to the terms of the licensing agreement. Opexa amortizes this intangible asset over its life of 20 years and as of June 30, 2006 the intangible asset had an unamortized balance of $123,437.

University of Chicago License

In April 2006, Opexa amended that certain Amended and Restated License Agreement, dated December 30, 2004, with the University of Chicago with respect to certain payment obligations of Opexa, as follows: (i) an April 30, 2006 $1,500,000 cash payment obligation was extended until October 31, 2006; and (ii) the obligation to issue 21,623 shares of Opexa’s common stock issuable was extended until October 31, 2006, with $112,440 accrued at June 30, 2006.

NOTE 5 - LETTER OF INTENT

On April 13, 2006 Opexa entered into a Letter of Intent (“LOI”) with PharmaNet, LLC, a contract research organization focused on managing central nervous system clinical trials. PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial study.  An initial payment of $400,000 was made to PharmaNet, LLC upon the execution of the LOI, representing an approximate three months average of the total anticipated project cost.  Accrued expenses due PharmaNet, LLC for the second quarter are $351,850.  The LOI is effective for a period of six months, or until such time that a definitive contract for the program is entered into between the parties. Opexa is in the process of finalizing this contract.

NOTE 6 - EQUITY

In March 2006, 34,749 shares of common stock were issued in settlement of an outstanding accounts payable in the amount of $180,000.

Private Placement Offering

In April 2006, Opexa closed a financing transaction in which Opexa issued 4,600,000 shares of its common stock and warrants to purchase 2,300,000 shares of Opexa’s common stock for $23,000,000 to certain institutional and accredited investors (the “Transaction”). The warrants expire in five years, and are exercisable at $6.50 per share. Opexa has the right to call the warrants commencing on June 29, 2007, if the closing bid price per share of Opexa’s common stock equals or exceeds $13.00 for twenty consecutive trading days in which the daily average trading volume of the common stock is at least 20,000 shares. Additionally, if a resale registration statement is not effective for any period after April 13, 2007, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1.5% of the offering per month for every month in default with a maximum of 24%. 2,300,000 warrants with a relative fair value of $11,729,982 were issued to investors in connection with the Private Placement Offering discussed above.

In connection with the Transaction, Opexa paid commissions and fees to their placement agent, MDB Capital Group LLC (“MDB”), and another broker dealer for services in connection with the Transaction an aggregate of $1,758,350 and issued MDB and another broker dealer three year warrants with a relative fair value of $1,111,150, to purchase an aggregate of 213,720 shares of common stock at an exercise price of $5.00 per share. These warrants are not callable and have a cashless exercise option.

As a result of this Transaction, the exercise price per share of the Series B warrants was reduced to $20.00 and the number of shares into which such warrants can be exercised increased to 603,737, and the exercise purchase per share of the Series C warrants decreased to $30.00 and the number of shares into which such warrants can be exercised increased to 1,110,548. The change in exercise price and number of warrants was accounted for in the fair value adjustment as of June 30, 2006 for the warrant derivatives (see note 6).

NOTE 7 - OPTIONS AND WARRANTS

In February 2006, the series A warrants expired. There were no options or warrants issued during the quarter ended March 31, 2006.

During the second quarter of 2006, Opexa issued the following options:

-
372,260 options at a fair value of $2,991,847 and a second quarter expense of $427,151 to management and employees. The options are for a term of ten years and at an exercise price ranging from $5.80 to $9.50. These options vest from one to three years.

During the second quarter of 2006, Opexa issued the following warrants:

-
2,300,000 shares to investors in connection with the April 2006 Transaction. The warrants are for a term of five years and at an exercise price of $6.50. These warrants have a relative fair value of $11,729,982. These options vest from one to three years.

-
213,720 shares to brokers in connection with the April 2006 Transaction. The warrants are for a term of three years and at an exercise price of $5.00. These warrants have a relative fair value of $1,111,150.

-
155,000 shares at a fair value of $1,484,150 and a second quarter expense of $686,435 to consultants, directors and exiting directors. The warrants are for a term of ten years and at an exercise price ranging from $5.20 to $9.80. These options vest from one to three years.

NOTE 8 - DERIVATIVE INSTRUMENTS

In June 2006, we evaluated the application of SFAS 133 and EITF 00-19 for all of our financial instruments and identified the following financial instruments as derivatives:

(1) Series A Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005 (which expired on February 17, 2006).

(2) Series B Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005.

(3) Series C Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005.

The three series of warrants are derivatives because the liquidated damage provision in the registration rights agreement covering each warrant resulted in the conclusion that it was more economic to issue registered shares than to issue unregistered shares and pay the penalty. Because issuing registered shares is outside of Opexa’s control, we concluded the warrants should be accounted for as derivative liabilities under SFAS 133 and EITF 00-19.

As a result, we report the value of these derivatives as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statements of operations. The value of the derivatives is required to be remeasured on a quarterly basis, and is based on the Black Scholes Pricing Model.

Variables used in the Black-Scholes option-pricing model include (1) 4.08% to 5.22% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each period end, (3) expected volatility is from 30% to 430% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet and statements of operations as of December 31, 2005 and for the three months and six months ended June 30, 2006 and from inception through June 30, 2006 is as follows:

	As of 12/31/2005	As of 6/30/2006	Gain(Loss ) Three months ended 6/30/2006	Gain/Loss Six months ended 6/30/2006	Inception Through June 30, 2006
Series A Warrants	$-	$-	$-	$-	$332,440
Series B Warrants	264,957	5,398	278,914	259,559	900,442
Series C Warrants	6,496,698	10,034,465	(3,811,262)	(3,537,767)	(614,249)
Totals	$6,761,655	$10,039,863	$(3,532,348)	$(3,278,208)	$618,633

The warrants from the April 2006 financing were determined to qualify for equity treatment under SFAS 133 and EITF 00-19. Nothing in the warrant agreement required cash settlement or allowed for the possibility of cash settlement including the impact of the liquidated damages penalty under the registration rights agreement. It was determined as of the issue date and June 30, 2006 that it was more economic to issue unregistered shares and pay the penalty than to issue registered shares. These warrants will be reevaluated at each balance sheet date to determine whether equity classification is still appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Forward-Looking Statements

Some of the statements contained in this report discuss future expectations, contain projections of results of operations or financial condition, or state other "forward-looking" information. The words "believe," "intend," "plan," "expect," "anticipate," "estimate," "project," "goal" and similar expressions identify such statement was made. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Factors that might cause or contribute to such a discrepancy include, but are not limited to the risks discussed in this and our other SEC filings. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. Future events and actual results could differ materially from those expressed in, contemplated by, or underlying such forward-looking statements.

The following discussion and analysis of our financial condition is as of June 30, 2006. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB/A for the year ended December 31, 2005.

Business Overview

We are a biopharmaceutical company developing autologous cellular therapies to treat several major illnesses, including multiple sclerosis (MS), rheumatoid arthritis, diabetes, and cardiovascular disease. These therapies are based on our proprietary T-cell and stem cell technologies.

Our lead product, Tovaxin™, is a T-cell-based therapeutic vaccine for MS, which offers a unique and personalized approach to treating the disease by inducing an immune response against the autoimmune myelin-reactive T-cells, which are believed to be responsible for the initiation of the disease process. Tovaxin is currently in two Phase I/II clinical trials and a Phase IIb clinical trial. Initial Phase I/II human trials show that T-cell vaccination (TCV) appear to safely induce immune responses that deplete and regulate myelin-peptide reactive T-cells. We believe that Tovaxin could be ready for commercialization as early as 2011. Moreover, we are evaluating a T-cell monitoring technology to assess the therapeutic effectiveness of T-cell vaccination.

We also hold exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China. (The license agreement permits the SIBS' scientists to publish their research results to date after Opexa Therapeutics has filed a patent application covering the rheumatoid arthritis T cell vaccine with the U.S. Patent and Trademark Office.)

We also hold the exclusive worldwide license to adult pluripotent stem cells derived from peripheral blood monocytes that allow for the isolation, propagation, and differentiation into cells and tissues for patient-specific cell-based therapies. We are currently pursuing indications for Type 1 diabetes and congestive heart failure (CHF) with its stem cell technology. We also expect to conduct basic research to determine the potential use of our stem cells in other indications, such as macular degeneration, stroke, myocardial infarction and Parkinson’s disease.

Organizational History

We were incorporated in Texas in 1991 and in May 2004, we entered the biopharmaceutical business by acquiring an entity that held rights to treatments using adult pluripotent stem cells derived from adult human peripheral blood, and in connection therewith we changed our name to PharmaFrontiers Corp. From an accounting standpoint, the subsidiary is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization/reverse merger. As such, our financial statements are those of the subsidiary. In November 2004, we acquired Opexa Pharmaceuticals, Inc. which holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T cells. In June 2006 we changed our name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp.

Critical Accounting Policies

General

The consolidated financial statements and notes to the consolidated financial statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to it at the time the estimates were made. The significant accounting policies are described in our financial statements.

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at June 30, 2006.

Intellectual Property

As of June 30, 2006, we had $25,547,752 of intellectual property, accumulated amortization of $2,709,019, $23,991,167 of which resulted from the acquisition of Opexa, $4,028,204 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, $112,400 stock payable to the University of Chicago accrued at June 30, 2006 for 21,623 shares, and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,167 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of June 30, 2006 is approximately 16 years. The weighted average useful life of the University of Chicago license as of June 30, 2006 is 17.5 years.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company's balance sheet, with any changes in fair value recorded in the company's results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in June 2006, we determined that certain outstanding warrants to purchase our common stock should be separately accounted for as liabilities.

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

We determined certain warrants to purchase our common stock are derivatives that we are required to account for as liabilities in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of expenses. The value of the derivatives is required to be remeasured on a quarterly basis, and is largely based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of expenses. The aggregate balance sheet amount shown for these derivative liabilities increased from $6,761,655 on December 31, 2005 to $10,039,863 on June 30, 2006, resulting in a loss of $3,278,208 in the statements of expenses for the six months ended June 30, 2006.

Results of Operations and Financial Condition

Three Months Ended June 30, 2006 Compared with the Three Months Ended June 30, 2005

Net Sales. We recorded no sales for the three months ended June 30, 2006 and 2005.

General and Administrative Expenses. Our general and administrative expenses increased during the three months ended June 30, 2006, to $3,169,832 as compared to $2,677,941 from the same period in 2005. The increase in general and administrative expenses is due primarily to the increase in stock-based compensation expense. In January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not be restated. Stock-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2006 was $2,345,325.

Research and Development Expenses. Research and development expense increased to $1,554,912 for the three months ended June 30, 2006, compared to $611,212 for the same period in 2005. The increase is primarily related to the initiation of the Phase IIb clinical trial and a higher allocation of facilities and overhead costs to research and development due to increased development activities.

Interest Expense. Interest expense was $184 for the three months ended June 30, 2006 compared to $4,450,955 for the same period in 2005. Interest expense during 2005 was due to notes payable that were outstanding during the second quarter of 2005 which were subsequently converted into equity in June 2005, resulting in acceleration of the amortization of the discount related to the notes.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $3,532,348 for the three months ended June 30, 2006. This loss is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants.

Net loss. We had a net loss for the three months ended June 30, 2006, of $8,475,868, or $1.40 per share (basic and diluted), compared with a net loss of $7,747,740, or $6.99 per share (basic and diluted), for the same period in 2005. The increase in net loss is primarily due to the increase in stock-based compensation expense and loss on derivative instruments, offset in part by the decrease in interest expense.

Six Months Ended June 30, 2006 Compared with the Six Months Ended June 30, 2005

Net Sales. We recorded no sales for the six months ended June 30, 2006 and 2005.

General and Administrative Expenses. Our general and administrative expenses decreased during the six months ended June 30, 2006, to $4,245,714 as compared to $3,465,745 from the same period in 2005. The increase in general and administrative expenses is due primarily to the increase in stock-based compensation expense. In January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not be restated. Stock-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2006 was $2,829,716.

Research and Development Expenses. Research and development expense increased to $2,293,362 for the six months ended June 30, 2006, compared to $1,255,476 for the same period in 2005. The increase is primarily related to the initiation of the Phase IIb clinical trial and a higher allocation of facilities and overhead costs to research and development due to increased development activities.

Interest Expense. Interest expense was $613 for the six months ended June 30, 2006 compared to $5,938,339 for the same period in 2005. Interest expense during 2005 was due to notes payable that were outstanding during 2005 which were subsequently converted into equity in June 2005, resulting in acceleration of the amortization of the discount related to the notes.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $3,278,208 for the six months ended June 30, 2006. This loss is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants.

Net loss. We had a net loss for the six months ended June 30, 2006, of $10,446,178, or $2.57 per share (basic and diluted), compared with a net loss of $11,495,046, or $10.78 per share (basic and diluted), for the same period in 2005. The decrease in net loss is primarily due to the increase in stock-based compensation expense and loss on derivative instruments, offset in part by the decrease in interest expense.

 Recent Financing

In Apri1 2006, we sold 4,600,000 common shares and warrants to purchase 2,300,000 common shares for $23,000,000 to certain institutional and accredited investors. The warrants expire in five years and are exercisable at $6.50 per share. We have the right to call the warrants commencing on June 29, 2007, if the closing bid price per share of our common stock equals or exceeds $13.00 for twenty consecutive trading days in which the daily average trading volume of the common stock is at least 20,000 shares. Additionally, if a resale registration statement is not effective for any period after April 13, 2007, then the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective. If we fail to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, we are required to make certain liquidated damage payments of 1.5% of the offering per month for every month in default with a maximum of 24% of the aggregate amount invested.

Liquidity and Capital Resources

Changes in cash flow. Cash used in operations for the six month period ended June 30, 2006 increased from $3,126,763 for the same period in 2005 to $3,327,658. Cash used in investing activities for the six month period ended June 30, 2006 increased from $76,356 in the same period of 2005 to $465,229. The increase was due to the license payment made to Shanghai Institute related to the license obtained during the period for its Rheumatoid Arthritis T-cell technology and the purchase of laboratory equipment. Cash provided from financing activities for the six month period ended June 30, 2006 was $21,163,763 as compared to $7,469,961 for the same period of 2005. The increase was due to proceeds from an equity financing in April 2006.

Historically, we have financed our operations primarily from the sale of its debt and equity securities.  As of June 30, 2006, we had cash of $19,931,542. Our current burn rate is approximately $1 million per month excluding capital expenditures. As a result of the April 2006 financing, we believe have sufficient working capital to fund operations through the third quarter of 2007.  Thereafter, we will need to raise additional capital to fund our working capital needs. We do not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, we expect that we will need to engage in best efforts sales of our securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations.

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

For the period ended June 30, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-KSB for the year ended December 31, 2005.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue the Company’s business. We believe that we have sufficient working capital to finance operations through the third quarter of 2007. Thereafter, we will need to raise additional working capital. Our current burn rate is approximately $1million per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2006 and beyond;
•	scientific progress in our research and development programs;
•
the magnitude and scope of our research and development programs and our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of June 30, 2006, have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

We identified deficiencies in our internal controls and disclosure controls related to the expense recognition of stock-based compensation. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Board of Directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

(b)	Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the principal executive officer and principal financial officer, have concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2006, we sold 4,600,000 common shares and warrants to purchase 2,300,000 common shares for $23,000,000 to certain institutional and accredited investors. This transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any possible offering and was sold to a limited group of investors. In connection with this transaction, we paid commissions and fees to their broker-dealer placement agent, MDB Capital Group LLC (“MDB”), and another broker dealer for services in connection with the transaction an aggregate of $1,758,350 and issued MDB and another broker dealer three year warrants to purchase an aggregate of 213,720 shares of common stock at an exercise price of $5.00 per share. Each recipient either received adequate information about us or had access, through employment or other relationships, to such information, and we determined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. We filed a registration statement with the Securities and Exchange Commission on May 12, 2006 in order to register the resale of the shares of common stock issued pursuant to the Transaction and the shares issuable upon exercise of the warrants. The registration statement was declared effective on June 29, 2006. If the registration statement ceases to remain effective, we have agreed to pay the investors liquidated damages of 1.5% of the amount invested per 30 day period during such failure, up to 24% of the aggregate amount invested.

In May and June 2006, we issued 343,500 options and warrants to directors, officers, and former directors at prices ranging from $5.00 to $9.80, expiring between 2011 and 2016. These transactions were completed pursuant to Section 4(2) of the Securities Act of 1933 and did not involve any public offering and was issued to a limited group of persons. Each recipient either received adequate information about us or had access, through employment or other relationships, to such information, and wedetermined that each recipient had such knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in us. All issuances were made by our officers who received no commission or other remuneration. The recipients of securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 3.1  Articles of Amendment and Restatement of the Articles of Incorporation of Opexa Therapeutics, Inc. (1)

Exhibit 10.1  Employment Agreement between Opexa Therapeutics, Inc. and David B. McWilliams (1)

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

By: /s/ Lynne Hohlfeld
Lynne Hohlfeld, CFO

Date: August 11, 2006