Form 10QSB
period 2006-09-30
Opexa Therapeutics, Inc.
filed 2006-11-13
CIK 1069308

UNITED STATES SECURITIES AND
EXCHANGE COMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ___ No _X_

The number of shares of common stock of the registrant outstanding at November 10, 2006 was 6,696,784.

Transactional Small Business Disclosure Format (check one):Yes ___ No _X_

OPEXA THERAPEUTICS INC.
INDEX TO FORM 10-QSB
September 30, 2006

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$17,327,320	$2,560,666
Other current assets	519,221	182,524
Total current assets	17,846,541	2,743,190

Intangible assets, net of $3,121,293 and $1,888,891 of accumulated amortization	25,135,478	26,130,441
Property & equipment, net of $343,635 and $256,082 of accumulated depreciation	1,281,446	479,996
Other assets	-	388,210
Total assets	$44,263,465	$29,741,837

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,070,577	$689,467
Stock payable	112,440	-
Accrued expenses	202,890	240,309
Note payable	1,500,000	1,500,000
Derivative liability	7,621,785	6,761,655
Total current liabilities	10,507,692	9,191,431

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	1,030,977
6,696,784 and 2,061,955 shares issued and outstanding
Additional paid in capital	62,449,180	39,783,452
Deficit accumulated during the development stage	(32,041,758)	(20,264,023)
Total stockholders' equity	33,755,773	20,550,406
Total liabilities and stockholders' equity	$44,263,465	$29,741,837

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED STATEMENTS OF EXPENSES
Three and Nine Months ended September 30, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to September 30, 2006
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005	2006
General and administrative	$1,430,507	$2,324,228	$5,676,221	$5,789,973	$6,879,734
Depreciation and amortization	462,098	438,598	1,354,873	1,302,642	3,354,901
Research and development	2,113,878	622,311	4,407,240	1,877,787	16,765,127
Loss on disposal of assets	2,015	-	2,377	-	482,309
Operating loss	(4,008,498)	(3,385,137)	(11,440,711)	(8,970,402)	(27,482,071)

Interest income	259,141	31,565	477,547	50,474	565,469
Other income	-	11,958	46,450	21,903	77,003
Gain (loss) on derivative liability	2,418,078	-	(860,130)	-	3,036,711
Interest expense	(278)	(1,385,234)	(891)	(7,323,573)	(8,238,870)
Other expense	-	-	-	(296)	-
Net loss	$(1,331,557)	$(4,726,848)	$(11,777,735)	$(16,221,894)	$(32,041,758)

Basic and diluted loss per share	$(0.20)	$(2.31)	$(2.38)	$(11.61)	N/A

Weighted average shares outstanding	6,696,784	2,048,283	4,950,862	1,397,332	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to September 30, 2006
(unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2006	2005	2006
Cash flows from operating activities
Net loss	$(11,777,735)	$(16,221,894)	$(32,041,758)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	180,000	999,400	2,041,400
Stock issued for debt in excess of principal	-	109,070	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	5,516,638	6,313,205
Amortization of intangible assets	1,232,403	1,227,850	3,121,293
(Gain) loss on derivative liability	860,130	-	(3,036,711)
Depreciation	122,469	74,792	233,607
Debt financing costs	-	-	365,910
Option and warrant expense	3,649,583	3,908,044	8,634,545
Loss on disposition of fixed assets	2,377	-	482,309
Changes in:
Accounts payable	381,110	(141,866)	466,277
Prepaid expenses	(387,217)	(75,618)	(514,352)
Accrued expenses	(37,419)	38,168	17,562
Other assets	-	-	(388,210)
Net cash used in operating activities	(5,774,299)	(4,565,416)	(14,195,853)

Cash flows from investing activities
Purchase of licenses	(125,000)	-	(357,742)
Purchase of property & equipment	(487,567)	(77,519)	(919,474)
Net cash used in investing activities	(612,567)	(77,519)	(1,277,216)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	21,153,520	5,305,989	26,509,737
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	2,896,885	6,354,591
Repayments on notes payable	-	(58,614)	(63,614)
Net cash provided by financing activities	21,153,520	8,144,260	32,800,389

Net change in cash	14,766,654	3,501,325	17,327,320
Cash at beginning of period	2,560,666	851,992	-
Cash at end of period	$17,327,320	$4,353,317	$17,327,320

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	1,868,384	2,295,459
Issuance of common stock for accrued interest	-	525,513	525,513
Issuance of common stock for accounts payable	-	-	180,000
Conversion of notes payable to common stock	-	6,159,610	6,407,980
Conversion of accrued liabilities to common stock	-	17,176	17,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	1,433,108	3,309,790
- beneficial conversion feature	-	831,945	1,715,973
- stock attached to notes	-	999,074	1,287,440
Fair value of derivative instrument	-	-	10,658,496
Stock payable	112,440	-	112,440

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Opexa Therapeutics, a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB/A, have been omitted.

In June 2006, the Company (i) changed its name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp. and (ii) effected a one-for-ten reverse split, and all references to number of shares and per share amounts reflect such split as if it occurred on the first day of the first period presented.

NOTE 2 - STOCK BASED COMPENSATION

On January 1, 2006, Opexa began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Opexa had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Opexa adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The following table illustrates the effect on net loss and net loss per share if Opexa had applied the fair value provisions of FASB Statement No. 123 to stock-based employee compensation prior to January 1, 2006:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Inception Through September 30, 2006
Net loss as reported	$(4,726,848)	$(16,221,894)	$(32,041,758)

Add: stock based
compensation determined under intrinsic value based method	1,166,502	1,900,806	2,611,074

Less: stock based
compensation determined under fair value based method	(2,388,998)	(3,303,730)	(4,417,377)
Pro forma net loss	$(5,949,344)	$(17,624,818)	$(33,848,061)
Basic and diluted
Net loss per common share:
As reported	$(2.31)	$(11.61)	N/A
Pro forma	$(2.90)	$(12.61)	N/A

NOTE 3 - CASH AND CASH EQUIVALENTS

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

The primary objectives for our fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Opexa’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

At September 30, 2006, Opexa invested $12.9 million in in A-1/P-1 commercial paper with an average market yield of 5.39% and average time to maturity of 1.32 months. At September 30, 2006 $4.4 million was invested in a money market account with an average yield of 5.14%. Interest income of $259,141 and $477,547 was recognized for the three and nine months ended September 30, 2006 in the consolidated statements of expenses.

NOTE 4 - INTANGIBLES

In January 2006, Opexa acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China. In exchange for a payment of $125,000 and an agreed running royalty from the sale of commercialized products, Opexa receives all information and data related to all clinical trials on all patient controls and patients with rheumatoid arthritis with the T cell vaccine. This includes all clinical, cell procurement and manufacturing protocols, complete patient data sheets, all laboratory materials, methods and results and manufacturing records and documents and any other data related to the intellectual property. The first payment under the license occurred in April 2006 upon the delivery of materials pursuant to the terms of the licensing agreement. Opexa amortizes this intangible asset over its life of 20 years and as of September 30, 2006 the intangible asset had an unamortized balance of $121,874.

NOTE 5 - COMMITMENTS

In September 2006, Opexa hired PharmaNet, LLC, a contract research organization focused on managing central nervous system trials, replacing the Letter of Intent (“LOI”) entered into in April 2006. PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial.  An initial payment of $400,000 was made to PharmaNet, LLC in April 2006, representing an approximate three months average of the total anticipated project cost. An additional $235,000 payment was made in October representing an advance of pass through costs which will be credited against the final costs of the study.

NOTE 6 - EQUITY

In March 2006, 34,749 shares of common stock were issued in settlement of an outstanding accounts payable of $180,000.

Private Placement Offering

In April 2006, Opexa closed a financing transaction in which Opexa issued 4,600,000 shares of its common stock and warrants to purchase 2,300,000 shares of Opexa’s common stock for $23,000,000 to certain institutional and accredited investors. The warrants expire in five years, and are exercisable at $6.50 per share. Opexa has the right to call the warrants commencing on June 29, 2007, if the closing bid price per share of Opexa’s common stock equals or exceeds $13.00 for twenty consecutive trading days in which the daily average trading volume of the common stock is at least 20,000 shares. Additionally, if a resale registration statement is not effective for any period after April 13, 2007, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective. If Opexa fails to maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1.5% of the offering per month for every month in default with a maximum of 24%. The 2,300,000 warrants had a relative fair value of $11,729,982.

In connection with this transaction, Opexa paid commissions and fees of $1,758,350 and issued three year warrants with a relative fair value of $1,111,150, to purchase an aggregate of 213,720 shares of common stock at an exercise price of $5.00 per share. These warrants are not callable and have a cashless exercise option.

As a result of this transaction, the exercise price per share of the Series B warrants was reduced to $20.00 and the number of shares into which such warrants can be exercised increased to 603,737, and the exercise purchase per share of the Series C warrants decreased to $30.00 and the number of shares into which such warrants can be exercised increased to 1,110,548. The change in exercise price and number of warrants was accounted for in the fair value adjustment as of September 30, 2006 for the warrant derivatives. The Series B Warrants expired on October 17, 2006 unexercised (See note 8).

NOTE 7 - OPTIONS AND WARRANTS

In February 2006, the series A warrants expired. There were no options or warrants issued during the quarter ended March 31, 2006.

During the second quarter of 2006, Opexa issued the following options:
-
372,260 options at a fair value of $2,991,847 and a second quarter expense of $427,151 and a third quarter expense of $315,311 to management and employees. The options are for a term of ten years and at an exercise price ranging from $5.80 to $9.50. These options vest from one to three years.

During the second quarter of 2006, Opexa issued the following warrants:
-
2,300,000 warrants to investors in connection with the April 2006 Transaction. The warrants are for a term of five years and at an exercise price of $6.50. These warrants have a relative fair value of $11,729,982. These options vest from one to three years.

-
213,720 warrants to brokers in connection with the April 2006 Transaction. The warrants are for a term of three years and at an exercise price of $5.00. These warrants have a relative fair value of $1,111,150.

-
155,000 warrants at a fair value of $1,484,000 and a second quarter expense of $686,429 and third quarter expense of $123,643 to consultants, directors and exiting directors. The warrants are for a term of ten years and at an exercise price ranging from $5.20 to $9.80. These options vest from one to three years.

During the third quarter of 2006, Opexa issued the following options:
-
16,900 options to employees at a fair value of $134,321 and a third quarter expense of $1,866. The options are for a term of ten years and at an exercise price ranging from $7.09 to $8.25. These options vest in three years.

During the third quarter of 2006, Opexa issued the following warrants:
-
1,500 warrants at a fair value of $12,375 and a third quarter expense of $516 to a consultant. The warrants are for a term of ten years and at an exercise price of $8.25. This option vests in one year from the grant date.

NOTE 8 - DERIVATIVE INSTRUMENTS

In September 2006, Opexa evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

(1)	Series A Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005 (which expired on February 17, 2006).

(2)	Series B Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005. (which expired on October 17, 2006).

(3)	Series C Warrants issued in conjunction with the bridge note exchange and private placement offerings in June and July 2005.

These three series of warrants are derivatives because the liquidated damage provision in the registration rights agreement covering each warrant resulted in the conclusion that it was more economic to issue registered shares than to issue unregistered shares and pay the penalty. Because issuing registered shares is outside of Opexa’s control, Opexa concluded the warrants should be accounted for as derivative liabilities under SFAS 133 and EITF 00-19.

As a result, Opexa reports the value of these derivatives as current liabilities in its balance sheet and report changes in the value of these derivatives as non-operating gains or losses in its statements of operations. The value of the derivatives is required to be remeasured on a quarterly basis, and is based on the Black Scholes Pricing Model.

Variables used in the Black-Scholes option-pricing model include (1) 4.62% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of each period end, (3) expected volatility is 486% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of December 31, 2005 and for the three months and nine months ended September 30, 2006 and from inception through September 30, 2006 is as follows:

	As of 12/31/2005	As of 9/30/2006	Gain(Loss) Three months ended 9/30/2006	Gain(Loss) Nine months ended 9/30/2006	Gain(Loss) Inception Through 9/30/2006
Series A Warrants	$-	$-	$-	$-	$332,440.00
Series B Warrants	264,957	-	5,398	264,957	905,840
Series C Warrants	6,496,698	7,621,785	2,412,680	(1,125,087)	1,798,430
Totals	$6,761,655	$7,621,785	$2,418,078	$(860,130)	$3,036,710

The warrants from the April 2006 financing were determined to qualify for equity treatment under SFAS 133 and EITF 00-19. Nothing in the warrant agreement required cash settlement or allowed for the possibility of cash settlement including the impact of the liquidated damages penalty under the registration rights agreement. It was determined as of the issue date and September 30, 2006 that it was more economic to issue unregistered shares and pay the penalty than to issue registered shares. These warrants will be reevaluated at each balance sheet date to determine whether equity classification is still appropriate.

NOTE 9 - SUBSEQUENT EVENTS

The Series B Warrant issued to investors in connection with the bridge note exchange and private placement offerings in June and July of 2005 expired on October 17, 2006.

In October 2006, Opexa amended that certain Amended and Restated License Agreement, dated December 30, 2004, with the University of Chicago with respect to certain payment obligations of Opexa, as follows: (i) an October 30, 2006 $1,500,000 cash payment obligation was extended until April 30, 2007; and (ii) the obligation to issue 21,623 shares of Opexa’s common stock issuable was extended until April 30, 2007, with $112,440 accrued at September 30, 2006.

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

The following discussion and analysis of our financial condition is as of September 30, 2006. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB/A for the year ended December 31, 2005.

Business Overview

Opexa is a biotechnology company engaged in developing autologous personalized cellular therapies. Autologous therapies use cells or other materials from the patient’s own body to create treatments for the patient, thus preventing rejection complications that result when “foreign” or “non-self” cells are introduced into a patient. Our strategy is to develop and commercialize cell therapies to treat several major illnesses, including multiple sclerosis (MS), rheumatoid arthritis (RA) and diabetes. These therapies are based on our proprietary T-cell vaccination (TCV) and stem cell technologies.

The Company has an exclusive license from Baylor College of Medicine to an individualized T-cell therapy that is in FDA Phase IIb clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis. Our multiple sclerosis cell therapy, Tovaxin™, is a T-cell-based therapeutic vaccine that offers a unique and personalized approach to treating the disease. Tovaxin™ consists of modified autoreactive T-cells. Multiple sclerosis is a result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system. These T-cells, that attack a person’s own body, are referred to as “autoreactive” T-cells. In our treatment the T-cells are taken from the patient, modified and returned to the patient. The modified T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body.

We also hold exclusive worldwide license for the intellectual property rights and research results of an autologous T-cell vaccine for RA from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China.

Opexa’s RA T-cell vaccination (TCV) technology is conceptually similar to Tovaxin. RA is an autoimmune T-cell-mediated disease in which pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints. The RA TCV technology allows the isolation of these pathogenic T-cells from synovial fluid drawn from a patient. We expand and modify these T-cells in our laboratory. The modified T-cells are injected subcutaneously into patients thereby inducing an immune response directed at the pathogenic T-cells in the patient’s body. This immune response reduces the level of pathogenic T-cells and potentially allows the reduction of joint swelling in RA patients. Human trials that have been conducted in China show minimal side-effects and promising efficacy measured as a reduction of joint swelling following the T-cell vaccination.

We also have an exclusive license to a stem cell technology in which adult multipotent stem cells are derived from monocytes obtained from the patient’s own blood. We are initially pursuing indications in Type I diabetes with our stem cell therapy and are conducting animal studies.

The Company’s stem cell technology isolates novel multipotent stem cells derived from peripheral blood monocytes. In vitro experiments with monocyte-derived stem cells (MDSC) have shown their capacity to differentiate into a wide variety of cell types including pancreatic β cells. We have demonstrated that these pancreatic islets clusters derived from MDSCs are composed of all three pancreatic cells types (a, b and d), these clusters are responsive to glucose and mimics the normal pulsalite pattern observed in human islets. The importance of these stem cells is the ability to easily isolate them from an individual’s circulating monocytes, expand them and administer them back into the same patient. This autologous approach provides a method to overcome any rejection issues and the need for immunosuppressant drugs which are often associated with current transplantations. This technology may lead to the formation of an unlimited source of β cells suitable for an autologous cell therapy for the treatment of Type I diabetes mellitus.

Organizational History

We were incorporated in Texas in 1991 and in May 2004, we entered the biopharmaceutical business by acquiring an entity that held rights to treatments using adult multipotent stem cells derived from adult human peripheral blood, and in connection therewith we changed our name to PharmaFrontiers Corp. From an accounting standpoint, the subsidiary is deemed the acquirer in a reverse merger whereby the parent is deemed the survivor of the reorganization/reverse merger. As such, our financial statements are those of the subsidiary. In November 2004, we acquired Opexa Pharmaceuticals, Inc. which holds rights to technology to diagnose and treat multiple sclerosis through modified autoreactive T-cells. In June 2006 we changed our name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp.

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

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at September 30, 2006.

Intellectual Property

As of September 30, 2006, we had $25,135,478 of intellectual property, accumulated amortization of $3,121,293, $23,991,167 of which resulted from the acquisition of Opexa, $4,028,204 which pertained to the consideration paid or accrued to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, $112,400 stock payable to the University of Chicago accrued at September 30, 2006 for 21,623 shares, and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,167 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of September 30, 2006 is approximately 16 years. The weighted average useful life of the University of Chicago license as of September 30, 2006 is 17 years.

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

We determined certain warrants to purchase our common stock are derivatives that we are required to account for as liabilities in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of expenses. The value of the derivatives is required to be remeasured on a quarterly basis, and is largely based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of expenses. The aggregate balance sheet amount shown for these derivative liabilities increased from $6,761,655 on December 31, 2005 to $7,621,785 on September 30, 2006, resulting in a loss of $860,130 in the statements of expenses for the nine months ended September 30, 2006.

Results of Operations and Financial Condition

Three Months Ended September 30, 2006 Compared with the Three Months Ended September 30, 2005

Net Sales. We recorded no sales for the three months ended September 30, 2006 and 2005.

General and Administrative Expenses. Our general and administrative expenses decreased during the three months ended September 30, 2006, to $1,430,507 as compared to $2,324,228 from the same period in 2005. The decrease in general and administrative expenses is due primarily to the decrease in stock-based compensation expense. In January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not be restated. Stock-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2006 was $819,867.

Research and Development Expenses. Research and development expense increased to $2,113,878 for the three months ended September 30, 2006, compared to $622,311for the same period in 2005. The increase is primarily related to the initiation of the Tovaxin Phase IIb clinical trial and a higher allocation of facilities and overhead costs to research and development due to increased development activities.

Interest Expense. Interest expense was $278 for the three months ended September 30, 2006 compared to $1,385,234 for the same period in 2005. Interest expense during 2005 was due to notes payable that were outstanding during the second quarter of 2005 which were subsequently converted into equity in June 2005, resulting in acceleration of the amortization of the discount related to the notes.

Interest Income. Interest income was $259,141 for the three months ended September 30, 2006 compared to $31,565 for the same period in 2005. The increase was due to the investment of the cash proceeds from the April 2006 offering in cash equivalent investments.

Gain (loss) on derivative instruments liabilities, net. We recognized a gain on derivative instruments of $2,418,078 for the three months ended September 30, 2006. This gain is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants.

Net loss. We had a net loss for the three months ended September 30, 2006, of $1,331,557, or $.20 per share (basic and diluted), compared with a net loss of $4,726,848, or $2.31 per share (basic and diluted), for the same period in 2005. The decrease in net loss is primarily due to the decrease in stock-based compensation expense and interest expense and the gain on derivative instruments.

Nine Months Ended September 30, 2006 Compared with the Nine Months Ended September 30, 2005

Net Sales. We recorded no sales for the nine months ended September 30, 2006 and 2005.

General and Administrative Expenses. Our general and administrative expenses decreased during the nine months ended September 30, 2006, to $5,676,221 as compared to $5,789,973 from the same period in 2005. The decrease in general and administrative expenses is due primarily to the decrease in stock-based compensation expense. In January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including stock options and restricted stock based on estimated fair values. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, prior year results have not be restated. Stock-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2006 was $3,649,583.

Research and Development Expenses. Research and development expense increased to $4,407,240 for the nine months ended September 30, 2006, compared to $1,877,787 for the same period in 2005. The increase is primarily related to the initiation of the Phase IIb clinical trial and a higher allocation of facilities and overhead costs to research and development due to increased development activities.

Interest Expense. Interest expense was $891 for the nine months ended September 30, 2006 compared to $7,323,573 for the same period in 2005. Interest expense during 2005 was due to notes payable that were outstanding during 2005 which were subsequently converted into equity in June 2005, resulting in acceleration of the amortization of the discount related to the notes.

Interest Income. Interest income was $477,547 for the nine months ended September 30, 2006 compared to $50,474 for the same period in 2005. The increase was due to the investment of the cash proceeds from the April 2006 offering in cash equivalent investments.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $860,130 for the nine months ended September 30, 2006. This loss is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants.

Net loss. We had a net loss for the nine months ended September 30, 2006, of $11,777,735, or $2.38 per share (basic and diluted), compared with a net loss of $16,221,894, or $11.61 per share (basic and diluted), for the same period in 2005. The decrease in net loss is primarily due to the decrease in stock-based compensation expense and interest expense and the gain on derivative instruments.

 Recent Financing

In Apri1 2006, we sold 4,600,000 common shares and warrants to purchase 2,300,000 common shares for $23,000,000 to certain institutional and accredited investors. The warrants expire in five years and are exercisable at $6.50 per share. We have the right to call the warrants commencing on June 29, 2007, if the closing bid price per share of our common stock equals or exceeds $13.00 for twenty consecutive trading days in which the daily average trading volume of the common stock is at least 20,000 shares. Additionally, if a resale registration statement is not effective for any period after April 13, 2007, then the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective. If we fail to maintain effectiveness of registration of shares underlying the warrants and shares, we are required to make certain liquidated damage payments of 1.5% of the offering per month for every month in default with a maximum of 24% of the aggregate amount invested.

Liquidity and Capital Resources

Changes in cash flow. Cash used in operations for the nine month period ended September 30, 2006 increased from $4,565,416 for the same period in 2005 to $5,884,956. The increase in cash used in operations is primarily due to the increased research and development expenditures for the Tovaxin Phase IIb trial. Cash used in investing activities for the nine month period ended September 30, 2006 increased from $77,519 in the same period of 2005 to $501,910. The increase was due to the license payment made to Shanghai Institute related to the license obtained during the period for its Rheumatoid Arthritis T-cell technology and the purchase of laboratory equipment. Cash provided from financing activities for the nine month period ended September 30, 2006 was $21,153,520 as compared to $8,144,260 for the same period of 2005. The increase was due to proceeds from the April 2006 equity financing.

Historically, we have financed our operations primarily from the sale of debt and equity securities.  As of September 30, 2006, we had cash of $17,327,320. Our current burn rate is approximately $1 million per month excluding capital expenditures. As a result of the April 2006 financing, we believe have sufficient working capital to fund operations through the third quarter of 2007.  Thereafter, we will need to raise additional capital to fund our working capital needs during fiscal 2007. We do not have any material commitments from investors or any credit facilities available with financial institutions or any other third parties. Therefore, we expect that we will need to engage in best efforts sales of our securities to raise needed working capital. There is no assurance that we will be successful in any funding effort. The failure to raise such funds may necessitate the curtailment of operations in fiscal 2007.

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements.

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

For the period ended September 30, 2006, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-KSB/A for the year ended December 31, 2005.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue the Company’s business. We believe that we have sufficient working capital to finance operations through the third quarter of 2007. Thereafter, we will need to raise additional working capital in fiscal 2007. Our current burn rate is approximately $1 million per month excluding capital expenditures. The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2007 and beyond;
•	scientific progress in our research and development programs;
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

Our business depends on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be severely adversely affected.

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

Although our common stock is currently traded on the Nasdaq Global Market, there is currently a limited market for our common stock and there can be no assurance that an improved market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) and 15d-15(e) as of September 30, 2006, have concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

(b)	Changes in Internal Control Over Financial Reporting.

Our management, with the participation of the principal executive officer and principal financial officer, has concluded there were no significant changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

Date: November 13, 2006