Form 10QSB
period 2007-03-31
Opexa Therapeutics, Inc.
filed 2007-05-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 For the transition period from ______ to ______

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of Issuer as specified in is charter)

Texas	76-0333165
(State of Incorporation)	(IRS Employer Identification No.)

2635 North Crescent Ridge Drive
The Woodlands, Texas 77381
 (Address of Principal Executive Offices)

(281) 272-9331
Issuer’s Telephone Number, Including Area Code

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

Number of shares outstanding of the issuer's classes of common equity, as of May 14, 2007: 6,696,784 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

OPEXA THERAPEUTICS INC.
INDEX TO FORM 10-QSB
March 31, 2007

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
OPEXA THERAPEUTICS, INC. (a development stage company) BALANCE SHEETS (unaudited)

	March 31, 2007	December 31, 2006

Assets

Current assets:
Cash and cash equivalents	$12,060,839	$12,019,914
Investment in marketable securities	-	2,952,096
Other current assets	782,037	472,881
Total current assets	12,842,876	15,444,891

Intangible assets, net accumulated amortization of $3,945,843 and $3,533,569, respectively	24,310,928	24,723,203
Property & equipment, net accumulated depreciation of $444,115 and $395,284, respectively	1,373,764	1,361,377
Total assets	$38,527,568	$41,529,471

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,105,273	$868,862
Stock payable	112,440	112,440
Accrued expenses	506,302	135,069
Note payable	1,500,000	1,500,000
Current maturity of long term debt	29,337	14,080
Derivative liability	-	6,656,677
Total current liabilities	3,253,352	9,287,128

Long term liabilities:
Loan payable	130,034	96,242
Total liabilities	3,383,386	9,383,370

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	74,500,068	63,118,180
Deficit accumulated during the development stage	(42,704,237)	(34,320,430)
Total stockholders' equity	35,144,182	32,146,101
Total liabilities and stockholders' equity	$38,527,568	$41,529,471

OPEXA THERAPEUTICS, INC. (a development stage company) STATEMENTS OF EXPENSES Three months ended March 31, 2007 and 2006 and the Period from January 22, 2003 (Inception) to March 31, 2007 (unaudited)

	2007	2006	Inception through March 31, 2007
Research and development	$3,247,466	$738,450	$15,676,375
General and administrative	849,786	1,075,882	15,056,255
Depreciation and amortization	461,106	432,333	4,279,929
Loss on disposal of assets	-	362	482,309
Operating loss	(4,558,358)	(2,247,027)	(35,494,868)

Interest income	178,823	19,621	955,044
Other income	-	3,385	77,003
Gain (loss) on derivative liability	-	254,140	-
Interest expense	(2,453)	(429)	(8,241,416)
Net loss	$(4,381,988)	$(1,970,310)	$(42,704,237)

Basic and diluted loss per share	$(0.65)	$(0.95)	N/A

Weighted average shares outstanding	6,696,784	2,065,430	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to March 31, 2007
(unaudited)

	2007	2006	Inception through March 31, 2007
Cash flows from operating activities
Net loss	$(4,381,988)	$(1,970,310)	$(42,704,237)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	-	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized (unrealized) gain on marketable securities	25,912	-	-
Amortization of intangible assets	412,275	409,282	3,945,843
Gain on derivative liability	-	(254,140)
Depreciation	48,831	23,051	334,087
Debt financing costs	-	-	365,910
Option and warrant expense	723,392	484,392	10,026,936
Loss on disposition of fixed assets	-	-	482,309
Changes in:
Accounts payable	236,411	83,850	680,973
Marketable securities	2,926,184	-	-
Prepaid expenses	(309,156)	(25,965)	(777,167)
Accrued expenses	371,233	29,393	320,974
Other assets	-	(62,734)	(388,210)
Net cash provided by (used in) operating activities	53,094	(1,283,181)	(19,428,907)

Cash flows from investing activities
Purchase of licenses	-	(125,000)	(357,742)
Purchase of property & equipment	(61,218)	(92,629)	(1,112,272)
Net cash used in investing activities	(61,218)	(217,629)	(1,470,014)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	-	26,509,412
Proceeds from debt	49,049	-	6,513,962
Repayments on notes payable	-	-	(63,614)
Net cash provided by financing activities	49,049	-	32,959,760

Net change in cash and cash equivalents	40,925	(1,500,810)	12,060,839
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	-
Cash and cash equivalents at end of period	$12,060,839	$1,059,856	$12,060,839

Cash paid for:
Income tax	$-	$-	$-
Interest	-	429	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	-	2,295,459
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	180,000	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Stock payable	-		112,440
Reclassification of derivative liabilities	6,656,677	-	6,656,677

OPEXA THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Opexa Therapeutics, Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-KSB, have been omitted.

NOTE 2 - CASH AND CASH EQUIVALENTS

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

At March 31, 2007, Opexa invested approximately $11.0 million in A-1/P-1 commercial paper with an average market yield of 5.38% and average time to maturity of less than one month. At March 31, 2007 $1.0 million was invested in a money market account with an average yield of 5.19%. Interest income of $178,823 was recognized for the three months ended March 31, 2007 in the statements of expenses.

NOTE 3 - COMMITMENTS

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC, a contract research organization focused on managing central nervous system trials. Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds in the amount of (i) $400,000 for professional fees, (ii) $60,000 for out of pocket expenses and (iii) $175,000 for investigator grants. The fee advance is applied 1/12th per month to invoices and replenished once 75% depleted. The out of pocket advance will be held and applied to the final invoice. The investigator grant advance will be used as a draw down advance and replenished once 75% depleted. This process will continue until the end of the study. In February 2007 made replenishment fee advances of $400,000 for fees and $175,000 for investigator grants. As of March 31, 2007 the advance balance to PharmaNet, LLC was $674,026.

NOTE 4 - LOAN PAYABLE

Loan payable consists of an equipment line of up to $250,000 with Wells Fargo of which $159,371 was outstanding as of March 31, 2007. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds. Approximately $50,000 was drawn against the equipment line in the first quarter.

NOTE 5 - OPTIONS AND WARRANTS

During March 2007, Opexa issued 9,900 options to purchase common stock of Opexa to its new employees. These options are for a term of ten years, have an exercise price of $4.04 and vest over three years. Fair value of $36,805 was calculated using the Black-Scholes Model with a volatility of 103.91% and a discount rate of 4.52%. A first quarter expense of $101 was recorded.

NOTE 6 - DERIVATIVE INSTRUMENTS

In June 2006, Opexa evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and it was determined that certain of the warrants to purchase common stock issued by Opexa associated with the bridge note exchange and private placement offerings in June 2005 and July 2005 were derivatives that Opexa was required to account for as free-standing derivative instruments under GAAP.  These three series of warrants were considered at the time to be derivatives because the liquidated damage provision in the registration rights agreement covering each warrant resulted in the conclusion that it was more economic to issue registered shares than to issue unregistered shares and pay the penalty.  Because issuing registered shares is outside of Opexa’s control, Opexa concluded the warrants should be accounted for as derivative liabilities under SFAS 133 and EITF 00-19. As a result, Opexa reported the value of these derivatives as current liabilities on its balance sheet and reported changes in the value of these derivatives as non-operating gains or losses on its statements of operations in the consolidated financial statements beginning with the year ended December 31, 2005 and re-measured and reported on a quarterly basis thereafter based on the Black Scholes Pricing Model.

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

Opexa evaluated the application of EITF 00-19-2 for all its financial instruments and determined that certain warrants to purchase common stock issued by Opexa associated with the bridge note exchange and private placement offerings in June 2005 and July 2005 no longer qualified to be classified as derivative liabilities. In addition, Opexa accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which was issued December 21, 2006. Accordingly, Opexa recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable.

Certain 4,600,000 shares of common stock and 2,513,720 warrants to purchase common stock are subject to a registration payment arrangement that provides if a resale registration statement is not effective for any period after April 13, 2007, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1.5% of the offering per month for every month in default with a maximum of 24%. Opexa does not believe these payments are probable and thus no contingent liability has been recorded.

Certain 1,272,356 shares of common stock and 1,714,410 shares of common stock issuable upon the exercise of common stock purchase warrants issued in June 2005 and July 2005 are subject to a registration payment arrangement that provides if a resale registration statement is not effective for any period after the first anniversary of the warrant, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1.0% of the offering per month for the first calendar month of registration default and 2% for every month in default after the first month. Opexa does not believe these payments are probable and thus no contingent liability has been recorded.

The impact of implementing EITF 00-19-2 for the first quarter resulted in a cumulative effect of a change in accounting principle with a decrease in the derivative liability of $6,656,677 and a decrease to beginning retained earnings of $4,001,819 reversing gains posted to date and a reclassification of the original value of the warrants from liability to equity of $10,658,496.

NOTE 7 - SUBSEQUENT EVENTS

In April 2007 the Amended and Restated License Agreement dated December 30, 2004, between Opexa and the University of Chicago with respect to certain payment obligations of Opexa was amended as follows: (i) the April 30, 2007 $1,500,000 cash payment obligation was extended until July 31, 2007; and (ii) the obligation to issue 21,623 shares of Opexa’s common stock issuable was extended until July 31, 2007, with $112,440 accrued at March 31, 2007.

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

The following discussion and analysis of our financial condition is as of March 31, 2007. Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2006.

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

We also hold an exclusive worldwide license for the intellectual property rights and research results of an autologous T-cell vaccine for RA from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China.

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

Critical Accounting Policies

General

The Financial Statements and Notes to Financial Statements contain information that is pertinent to this management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of any contingent assets and liabilities. Management believes these accounting policies involve judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related asset and liability amounts. Management believes it has exercised proper judgment in determining these estimates based on the facts and circumstances available to it at the time the estimates were made. The significant accounting policies are described in the Company's financial statements.

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset. Management does not believe any assets have been impaired at March 31, 2007.

Intellectual Property

As of March 31, 2007, we had $28,256,771 of intellectual property, $23,991,128 of which resulted from the acquisition of Opexa, $4,028,203 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, $112,440 stock payable to the University of Chicago accrued at March 31, 2007 for 21,623 shares of common stock, and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of March 31, 2007 is approximately 17 years. The weighted average useful life of the University of Chicago license is approximately 16.5 years. Accumulated amortization for the Intellectual Property as of March 31, 2007 is $3,945,843.

Accounting for Derivative Instruments

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.  The impact of implementing EITF 00-19-2 in the first quarter 2007 resulted in a cumulative effect of a change in accounting principle with a debit to beginning retained earnings of $4,001,819 to reverse the income recognized in prior periods and a debit to the derivative liability account of $6,656,677 to reverse the remaining balance on the books at December 31, 2006 and a reversal of the total amount of $10,658,496 to the paid in capital account.

Results of Operations and Financial Condition

Three Months Ended March 31, 2007 Compared with the Three Months Ended March 31, 2006

Net Sales. We recorded no sales for the three months ended March 31, 2007 and 2006.

General and Administrative Expenses. Our general and administrative expense was $849,786 for the three months ended March 31, 2007, as compared to $1,075,882 for the three months ended March 31, 2006. The decrease in expenses is primarily due to a decrease in stock compensation expenses, professional service fees and overhead expenses. We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology.

Research and Development Expenses. Research and development expense was $3,247,466 for the three months ended March 31, 2007, compared to $738,450 for the three months ended March 31, 2006. The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin™ and research and development in support of pre-clinical diabetes stem cell therapies. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. We expect our research and development expense to increase as we continue to invest in the development of our technology.

Interest Expense. Interest expense was $2,453 for the three months ended March 31, 2007, compared to $429 for the three months ended March 31, 2006. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $159,371 was outstanding as of March 31, 2007.

Interest Income. Interest income was $178,823 for the three months ended March 31, 2007 compared to $19,621 for the three months ended March 31, 2006. The increase was due to the investment of the cash proceeds from a 2006 equity financing in short term and cash equivalent investments.

Net loss. We had a net loss for the three months ended March 31, 2007, of $4,381,988, or $0.65 per share (basic and diluted), compared with a net loss of $1,970,310, or $0.95 per share (basic and diluted), for the three months ended March 31, 2006. The increase in net loss is primarily due to the costs of the Phase IIb clinical trial for Tovaxin™.

Liquidity and Capital Resources

Changes in cash flow. Cash provided by operations for the three month period ended March 31, 2007 was $53,094, as compared to $1,029,041 used by operations for the three months ended March 31, 2006. The decrease in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities and its reclassification to cash and cash equivalents. Cash used in investing activities for the three month period ended March 31, 2007 was $61,218, as compared to $217,629 for the three months ended March 31, 2006. The decrease was primarily due to the license payment made to Shanghai Institute related to the license obtained during the period for its Rheumatoid Arthritis T-cell technology and a decrease in equipment purchases. Cash provided from financing activities for the three month period ended March 31, 2007 was $49,049, as compared to $ -0- for the three months ended March 31, 2006. The increase was due to a draw against the equipment credit line.

Liquidity. Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of March 31, 2007, the Company had cash, cash equivalents and marketable securities of approximately $12.1 million.

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

Off-Balance Sheet Arrangements

As of March 31, 2007, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

Registration Payment Arrangements. In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The impact of implementing EITF 00-19-2 for the first quarter resulted in a cumulative effect of a change in accounting principle with a decrease in the derivative liability of $6,656,677 and a decrease to beginning retained earnings of $4,001,819 reversing gains posted to date and a reclassification of the original value of the warrants from liability to equity of $10,658,496.

For the period ended March 31, 2007, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-KSB for the year ended December 31, 2006.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue our business. As of March 31, 2007, we had cash, cash equivalents and marketable securities of approximately $12.1 million. Our current burn rate is approximately $1,000,000 per month excluding capital expenditures. We will need to raise additional capital to fund our working capital needs beyond first quarter 2008. We must rely upon best efforts third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and impact the completion of the clinical trials.

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

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. At March 31, 2007, our net intangible assets, consisting of the University of Chicago license, acquired intangible assets from the Opexa acquisition that is an inseparable group of patents and licenses that can’t function independently and the RA license acquired from the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the People's Republic of China were approximately $24.3 million. If management determines that impairment exists, we will be required to record a significant charge to expense in our financial statements during the period in which any impairment of our intangibles is determined. An impairment analysis, as defined in FAS 142, conducted by an independent consultant determined that there is no impairment of Opexa’s intangible assets for 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

(b)	Changes in Internal Control Over Financial Reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit 10.1 Fourth Amendment to the Amended and Restated License Agreement with the University of Chicago (1)

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

OPEXA THERAPEUTICS, INC.

By: /s/ DAVID B. MCWILLIAMS
David B. McWilliams, President and Chief Executive Officer

By: /s/ LYNNE HOHLFELD
Lynne Hohlfeld
Chief Financial Officer and Principal Accounting Officer

Date: May 14, 2007