Form 10QSB
period 2007-06-30
Opexa Therapeutics, Inc.
filed 2007-08-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of the issuer's classes of common equity, as of August 14, 2007: 6,696,784 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

OPEXA THERAPEUTICS, INC.
INDEX TO FORM 10-QSB
June 30, 2007

Item	Description	Page

	Part I – FINANCIAL INFORMATION

Item 1	Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited)	1

	Statements of Expenses for the Three and Six Months Ended June 30, 2007 and 2006 and the Period from January 22, 2003 (Inception) to June 30, 2007 (unaudited)	2

	Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and the Period from January 22, 2003 (Inception)to June 30, 2007 (unaudited)	3

	Notes to Financial Statements (unaudited)	5

Item 2	Management's Discussion and Analysis	8

Item 3	Controls and Procedures	15

	Part II
Item 1	Legal Proceedings	16

Item 2	Recent Sales of Unregistered Securities	16

Item 3	Defaults Upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	17

Item 6	Exhibits	17

	Signatures	17

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$8,918,101	$12,019,914
Investment in marketable securities	-	2,952,096
Other current assets	718,876	472,881
Total current assets	9,636,977	15,444,891

Intangible assets, net accumulated amortization of $4,358,119 and $3,533,568, respectively	23,898,652	24,723,203
Property & equipment, net accumulated depreciation of $483,275 and $395,284, respectively	1,371,007	1,361,377
Total assets	$34,906,636	$41,529,471

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,273,766	$868,862
Stock payable	112,440	112,440
Accrued expenses	842,995	135,069
Note payable	1,500,000	1,500,000
Current maturity of loan payable	55,928	14,080
Derivative liability	-	6,656,677
Total current liabilities	3,785,129	9,287,128

Long term liabilities:
Loan payable	191,680	96,242
Total liabilities	3,976,809	9,383,370

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	75,191,789	63,118,180
Deficit accumulated during the development stage	(47,610,313)	(34,320,430)
Total stockholders' equity	30,929,827	32,146,101
Total liabilities and stockholders' equity	$34,906,636	$41,529,471

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three and Six Months ended June 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to June 30, 2007
(unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
Research and development	$3,712,208	$1,554,912	$6,959,674	$2,293,362	$19,388,583
General and administrative	865,744	3,169,832	1,715,530	4,245,714	15,921,999
Depreciation and amortization	462,370	460,442	923,476	892,775	4,742,299
Loss on disposal of assets	4,034	-	4,034	362	486,343
Operating loss	(5,044,356)	(5,185,186)	(9,602,714)	(7,432,213)	(40,539,224)

Interest income	141,971	198,785	320,794	218,406	1,097,015
Other income	-	43,065	-	46,450	77,003
Loss on derivative liability	-	(3,532,348)	-	(3,278,208)	-
Interest expense	(3,691)	(184)	(6,144)	(613)	(8,245,107)
Net loss	$(4,906,076)	$(8,475,868)	$(9,288,064)	$(10,446,178)	$(47,610,313)

Basic and diluted loss per share	$(0.73)	$(1.40)	$(1.39)	$(2.57)	N/A

Weighted average shares outstanding	6,696,784	6,039,561	6,696,784	4,063,473	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to June 30, 2007
(unaudited)

	Six Months	Six Months	Inception
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(9,288,064)	$(10,446,178)	$(47,610,313)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	180,000	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized (unrealized) gain on marketable securities	25,912	-	-
Amortization of intangible assets	824,551	820,129	4,358,119
Gain on derivative liability	-	3,278,208
Depreciation	98,926	72,646	384,182
Debt financing costs	-	-	365,910
Option and warrant expense	1,415,113	2,829,716	10,718,657
Loss on disposition of fixed assets	4,034	-	486,343
Changes in:
Accounts payable	404,905	(6,626)	849,467
Marketable securities	2,926,184	-	-
Prepaid expenses	(245,995)	(458,332)	(714,006)
Accrued expenses	707,926	402,779	657,667
Other assets	-	-	(388,210)
Net cash provided by (used in) operating activities	(3,126,508)	(3,327,658)	(22,608,509)

Cash flows from investing activities
Purchase of licenses	-	(125,000)	(357,742)
Purchase of property & equipment	(112,591)	(341,314)	(1,163,645)
Disposition of property & equipment	-	1,085	-
Net cash used in investing activities	(112,591)	(465,229)	(1,521,387)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	21,163,763	26,509,412
Proceeds from debt	137,286	-	6,602,199
Repayments on notes payable	-	-	(63,614)
Net cash provided by financing activities	137,286	21,163,763	33,047,997

Net change in cash and cash equivalents	(3,101,813)	17,370,876	8,918,101
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	-
Cash and cash equivalents at end of period	$8,918,101	$19,931,542	$8,918,101

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	-	2,295,459
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Stock payable	-	112,440	112,440
Reclassification of derivative liabilities	6,656,677	-	6,656,677

OPEXA THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – CASH AND CASH EQUIVALENTS

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

At June 30, 2007, Opexa invested approximately $7.0 million in A-1/P-1 commercial paper with an average market yield of 5.38% and average time to maturity of less than one month. At June 30, 2007 $1.9 million was invested in a money market account with an average yield of 5.18%. Interest income of $218,406 was recognized for the six months ended June 30, 2007 in the statements of expenses.

NOTE 3 – COMMITMENTS

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC, a contract research organization focused on managing central nervous system trials.  Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds in the amount of (i) $400,000 for professional fees, (ii) $60,000 for out of pocket expenses and (iii) $175,000 for investigator grants.   The fee advance is applied 1/12th per month to invoices and replenished once 75% depleted.  The out of pocket advance will be held and applied to the final invoice.  The investigator grant advance is used as a draw down advance and replenished once 75% depleted.  This process will continue until the end of the study.  In June 2007 Opexa made a replenishment advance of $175,000 for investigator grants.  As of June 30, 2007 the advance balance to PharmaNet, LLC was $568,335.

NOTE 4 – LOAN PAYABLE

Loan payable consists of an equipment line of up to $250,000 with Wells Fargo of which $247,608 was outstanding as of June 30, 2007. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Approximately $91,000 was drawn against the equipment line in the second quarter.

NOTE 5 – OPTIONS AND WARRANTS

During the first quarter of 2007, Opexa issued 9,900 options to purchase common stock of Opexa to its new employees. These options are for a term of ten years, have an exercise price of $4.04 and vest over three years. Fair value of $36,805 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the three months ended March 31, 2007, include (1) 4.52% discount rate, (2) option life is the expected term of the options, (3) expected volatility of 103.91%, and (4) zero expected dividends. Option expense of $2,146 was recorded during the six months ended June 30, 2007.

During the second quarter of 2007, Opexa issued 209,000 options to purchase common stock of Opexa to its management and employees. These options are for a term of ten years, have an exercise price of $5.47 and vest over three years. Fair value of $858,098 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the three months ended June 30, 2007, include (1) 5.07% discount rate, (2) option life is the expected term of the options, (3) expected volatility of 95.88%, and (4) zero expected dividends. A second quarter expense of $10,215 was recorded.

During the second quarter of 2007, Opexa issued 48,000 warrants to purchase common stock of Opexa to consultants and directors. These warrants are for a term of ten years, have an exercise price of $5.47 and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the one year anniversary of the date of grant. Fair value of $197,075 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the three months ended June 30, 2007, include (1) 5.07% discount rate, (2) option life is the expected term of the options, (3) expected volatility of 95.88%, and (4) zero expected dividends. A second quarter expense of $92,164 was recorded.

NOTE 6 – DERIVATIVE INSTRUMENTS

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

The impact of implementing EITF 00-19-2 for the six months ended June 30, 2007 resulted in a cumulative effect of a change in accounting principle with a decrease in the derivative liability of $6,656,677 and a decrease to beginning retained earnings of $4,001,819 reversing gains posted to date and a reclassification of the original value of the warrants from liability to equity of $10,658,496.

NOTE 7 – SUBSEQUENT EVENTS

University of Chicago License Agreement

In 2004 Opexa entered into an agreement with the University of Chicago (“University”) for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University. In consideration for the license, Opexa paid the University $57,742 and issued 237,188 shares valued at $1,199,706. In December 2004, the License Agreement was amended granting Opexa an exclusive, non-transferable worldwide license to the University’s stem cell technology. In consideration for the amendment, Opexa paid the University an additional $175,000, issued the University 5,500 shares of common stock valued at $352,000, agreed to pay the University $1,500,000 on October 30, 2005 and agreed to issue the University  21,623 shares of Opexa common stock, including the shares already issued, equal to 2.6% of the total outstanding number of shares after conversion of the 15% exchangeable convertible subordinated promissory notes. In June 2005, 27,484 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $867,064. In August 2005, 1,710 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $109,434.  In April 2007, the $1,500,000 cash payment obligation was extended until July 31, 2007 and (ii) the obligation to issue shares of Opexa’s common stock issuable was extended until July 31, 2007, with $112,440 accrued at March 31, 2007.

On July 31, 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago.  In consideration for the second amended and restated license agreement, Opexa is not obligated to make any further payments upon executing the second amendment and is no longer obligated to make the $1.5 million milestone payment that was due July 31, 2007 and accrued as a current liability as of June 30, 2007. Additionally, Opexa also is no longer obligated to issue 21,623 shares of its common stock, accrued as a current liability of $112,440 as of June 30, 2007 or any other securities to the University.  The second amended and restated license agreement includes payments to be made by Opexa to the University upon achieving certain future clinical development milestones.

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

The following discussion and analysis of our financial condition is as of June 30, 2007.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2006.

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

Opexa Therapeutics’ lead product, Tovaxin®, is a T-cell based therapeutic vaccine for MS licensed from the Baylor College of Medicine, which offers a unique and personalized approach to treating the disease by inducing an immune response against the autoimmune myelin peptide-reactive T-cells (MRTCs), which are believed to be responsible for the initiation of the disease process.

Tovaxin is currently in a Phase IIb clinical trial. Initial Phase I/II open-label human trials show that T-cell vaccination (TCV) appears to safely induce immune responses that deplete and regulate MRTCs. In two open-label Phase I/II clinical trials, the annualized relapse rates of patients were reduced by an average of approximately 90% compared to their prior history of relapses.  Some patients also appear to experience an improvement of their Kurtzke Expanded Disability Status Scale, a scoring method used to measure the disability of MS patients (EDSS).  Improvements in EDSS are not frequently observed in patients following treatment with other currently licensed therapies. Although the data from our Phase I/II trials appears to be promising, the Phase IIb trial is being conducted to confirm these results. Opexa Therapeutics believes that Tovaxin could be ready for commercialization as early as 2011.

We also hold an exclusive worldwide license for the intellectual property rights and research results of an autologous T-cell vaccine for RA from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China.

Opexa’s RA T-cell vaccination (TCV) technology is conceptually similar to Tovaxin.RA is an autoimmune T-cell-mediated disease in which pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints and erosion into cartilage and bone.  The RA TCV technology allows the isolation of these pathogenic T-cells from synovial fluid drawn from a patient.  These T-cells will be grown to therapeutic levels and attenuated by gamma irradiation in our laboratory.  The attenuated T-cells will be injected subcutaneously into patients thereby inducing an immune response directed at the pathogenic T-cells in the patient’s body.  This immune response regulates the level of pathogenic T-cells and potentially allows the reduction of joint swelling in RA patients. Human trials that have been conducted in China show minimal side-effects and promising efficacy measured as a reduction of joint swelling following the T-cell vaccination.

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

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable.  An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset.  Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.  Management does not believe any assets have been impaired at June 30, 2007.

Intellectual Property

As of June 30, 2007, we had $28,256,771 of intellectual property, $23,991,128 of which resulted from the acquisition of Opexa, $4,028,203 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, $112,440 stock payable to the University of Chicago accrued at June 30, 2007 for 21,623 shares of common stock, and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of June 30, 2007 is approximately 16.6 years.  The weighted average useful life of the University of Chicago license is approximately 16.3 years. Accumulated amortization for the Intellectual Property as of June 30, 2007 is $4,358,119.

Results of Operations and Financial Condition

Three Months Ended June 30, 2007 Compared with the Three Months Ended June 30, 2006

Net Sales.  We recorded no sales for the three months ended June 30, 2007 and 2006.

General and Administrative Expenses. Our general and administrative expense was $865,744 for the three months ended June 30, 2007, as compared to $3,169,832 for the three months ended June 30, 2006.  The decrease in expenses is primarily due to a decrease in stock compensation expenses, professional service fees and overhead expenses.  We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology.

Research and Development Expenses. Research and development expense was $3,712,208 for the three months ended June 30, 2007, compared to $1,554,912 for the three months ended June 30, 2006. The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin, research and development in support of pre-clinical diabetes stem cell therapies and stock compensation expense recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred.  We expect our research and development expense to increase as we continue to invest in the development of our technology.

Interest Expense.  Interest expense was $3,691for the three months ended June 30, 2007, compared to $184 for the three months ended June 30, 2006. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $247,608 was outstanding as of June 30, 2007.

Interest Income.  Interest income was $141,971 for the three months ended June 30, 2007 compared to $198,785 for the three months ended June 30, 2006.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments.

Net loss. We had a net loss for the three months ended June 30, 2007, of $4,906,076, or $0.73 per share (basic and diluted), compared with a net loss of 8,475,868, or $1.40 per share (basic and diluted), for the three months ended June 30, 2006. The decrease in net loss is primarily due to a reduction in stock-based compensation expense and loss on derivative instruments, offset in part by the increase in costs of the Phase IIb clinical trial for Tovaxin.

Six Months Ended June 30, 2007 Compared with the Six Months Ended June 30, 2006

Net Sales.  We recorded no sales for the six months ended June 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expense was $1,715,530 for the six months ended June 30, 2007, as compared to $4,245,714 for the six months ended June 30, 2006.  The decrease in expenses is primarily due to a decrease in stock compensation expenses, professional service fees and overhead expenses.  We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology.

Research and Development Expenses. Research and development expense was $6,959,674 for the six months ended June 30, 2007, compared to $2,293,362 for the six months ended June 30, 2006.   The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin, research and development in support of pre-clinical diabetes stem cell therapies and stock compensation expense recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred.  We expect our research and development expense to increase as we continue to invest in the development of our technology.

Interest Expense.  Interest expense was $6,144 for the six months ended June 30, 2007, compared to $613 for the six months ended June 30, 2006. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $247,608 was outstanding as of June 30, 2007.

Interest Income.  Interest income was $320,794 for the six months ended June 30, 2007 compared to $218,406 for the six months ended June 30, 2006.  The increase was due to the investment of the cash proceeds from the April 2006 equity financing in short term and cash equivalent investments.

Net loss. We had a net loss for the six months ended June 30, 2007, of $9,288,064, or $1.39 per share (basic and diluted), compared with a net loss of $10,446,178, or $2.57 per share (basic and diluted), for the six months ended June 30, 2006. The decrease in net loss is primarily due to a reduction in stock-based compensation expense and loss on derivative instruments, offset in part by the increase in costs of the Phase IIb clinical trial for Tovaxin.

Liquidity and Capital Resources

     Changes in cash flow.  Cash used in operations for the six month period ended June 30, 2007 was $3,126,508, as compared to $3,327,658 used in operations for the six months ended June 30, 2006. The decrease in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities and its reclassification to cash and cash equivalents and by an increase in accrued expenses resulting from the Phase IIb clinical trial, offset in part by an increase in operating expenses.  Cash used in investing activities for the six month period ended June 30, 2007 was $112,591, as compared to $465,229 for the six months ended June 30, 2006.  The decrease was primarily due to the license payment made to Shanghai Institute related to the license obtained during the six months ended June 30, 2006 for its rheumatoid arthritis T-cell technology and a decrease in equipment purchases. Cash provided from financing activities for the six month period ended June 30, 2007 was $137,286, as compared to $21,163,763 for the six months ended June 30, 2006. The decrease was due to the proceeds from the April 2006 equity financing.

Liquidity.  Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of June 30, 2007, the Company had cash, cash equivalents and marketable securities of approximately $9 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended June 30, 2007, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-KSB for the year ended December 31, 2006.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue our business.  As of June 30, 2007, we had cash, cash equivalents and marketable securities of approximately $9 million. Our current burn rate is approximately $1,000,000 per month excluding capital expenditures. We will need to raise additional capital to fund our working capital needs beyond first quarter 2008.  We must rely upon best efforts third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment of operations and impact the completion of the clinical trials.

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

Approximately 70% of our total assets are comprised of intangible assets that are subject to review on a periodic basis to determine whether an impairment on these assets is required. An impairment would not only greatly diminish our assets, but would also require us to record a significant non-cash expense charge.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. At June 30, 2007, our net intangible assets, consisting of the University of Chicago license, acquired intangible assets from the Opexa acquisition that is an inseparable group of patents and licenses that can’t function independently and the RA license acquired from the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the People's Republic of China were approximately $23.9 million. If management determines that impairment exists, we will be required to record a significant charge to expense in our financial statements during the period in which any impairment of our intangibles is determined.  An impairment analysis, as defined in FAS 142, conducted by an independent consultant determined that there is no impairment of Opexa’s intangible assets for 2006.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

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

     None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  Annual Meeting of Shareholders.

On June 18, 2007 the Company held its 2006 Annual Meeting of Shareholders and the shareholders approved several items detailed in the Proxy Statement previously filed with the Commission.

(b)  Election of Board of Directors.

The following nominees were elected by the shareholders at the 2006 Annual Meeting:
Gregory Bailey - Director
David Hung - Director
David B. McWilliams - Director
Michael Richman - Director
Scott Seaman - Director

(c)  Proposals Voted Upon and Shareholder Vote.

The shareholders voted to (i) elect five (5) Directors to the Company's Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified and ratify the selection by the Audit Committee of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending December 31, 2007.  A total of 3,539,231shares were voted representing 53% of the outstanding shares.  The votes cast for and against each of the above-described three proposals are listed in the tables below.

Proposal #1 - Election of Each of the Nominated Directors:

Election of Directors	For	Against	Abstain
David B. McWilliams	3,516,685	22,546	-0-
Gregory Bailey	3,374,727	164,504	-0-
David Hung	3,536,068	3,163	-0-
Michael Richman	3,536,068	3,163	-0-
Scott Seaman	3,536,068	3,163	-0-

Proposal #2 - Ratification of Appointment of Auditor:

For	Against	Abstain
3,536,112	1,107	2,012

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS.

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act (1)

Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act (1)

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (1)

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (1)

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

Date: August 14, 2007