Form 10QSB
period 2007-09-30
Opexa Therapeutics, Inc.
filed 2007-11-02
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 For the transition period from ______ to ______

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of Issuer as specified in its charter)

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

Number of shares outstanding of the issuer's classes of common equity, as of November 1, 2007: 6,696,784 Shares of Common Stock.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

OPEXA THERAPEUTICS, INC.
INDEX TO FORM 10-QSB
September 30, 2007

Item	Description	Page

	Part I – FINANCIAL INFORMATION
Item 1	Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	1
	Statements of Expenses for the Three and Nine Months Ended September 30, 2007 and 2006 and the Period from January 22, 2003 (Inception) to September 30, 2007 (unaudited)	2
	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and the Period from January 22, 2003 (Inception)to September 30, 2007 (unaudited)	3
	Notes to Financial Statements (unaudited)	4
Item 2	Management's Discussion and Analysis	8
Item 3	Controls and Procedures	15

	Part II
Item 1	Legal Proceedings	16
Item 2	Recent Sales of Unregistered Securities	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Submission of Matters to a Vote of Security Holders	16
Item 5	Other Information	16
Item 6	Exhibits	16

	Signatures	17

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)
	September 30,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$5,844,299	$12,019,914
Investment in marketable securities	-	2,952,096
Other current assets	385,717	472,881
Total current assets	6,230,016	15,444,891

Intangible assets, net accumulated amortization of $4,771,303 and $3,533,568, respectively	22,345,791	24,723,203
Property & equipment, net accumulated depreciation of $532,585 and $395,284, respectively	1,355,753	1,361,377
Total assets	$29,931,560	$41,529,471

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,226,879	$868,862
Stock payable	-	112,440
Accrued expenses	791,134	135,069
Note payable	-	1,500,000
Current maturity of loan payable	59,224	14,080
Derivative liability	-	6,656,677
Total current liabilities	2,077,237	9,287,128

Long term liabilities:
Loan payable	177,339	96,242
Total liabilities	2,254,576	9,383,370

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	75,863,587	63,118,180
Deficit accumulated during the development stage	(51,534,954)	(34,320,430)
Total stockholders' equity	27,676,984	32,146,101
Total liabilities and stockholders' equity	$29,931,560	$41,529,471

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three and Nine Months ended September 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to September 30, 2007
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
Research and development	$3,189,256	$2,113,878	$10,148,930	$4,407,240	$22,577,839
General and administrative	842,079	1,430,507	2,557,609	5,676,221	16,764,078
Depreciation and amortization	463,630	462,098	1,387,106	1,354,873	5,205,929
Loss on impairment of intangible asset	1,139,677	-	1,139,677	-	1,139,677
Loss on disposal of assets	-	2,015	4,034	2,377	486,343
Operating loss	(5,634,642)	(4,008,498)	(15,237,356)	(11,440,711)	(46,173,866)

Interest income	102,292	259,141	423,086	477,547	1,199,307
Other income	-	-	-	46,450	77,003
Gain on extinguishment of debt	1,612,440	-	1,612,440	-	1,612,440
Gain (loss) on derivative liability	-	2,418,078	-	(860,130)	-
Interest expense	(4,731)	(278)	(10,875)	(891)	(8,249,838)
Net loss	$(3,924,641)	$(1,331,557)	$(13,212,705)	$(11,777,735)	$(51,534,954)

Basic and diluted loss per share	$(0.59)	$(0.20)	$(1.97)	$(2.38)	N/A

Weighted average shares outstanding	6,696,784	6,696,784	6,696,784	4,950,862	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to September 30, 2007
(unaudited)

	Nine Months	Nine Months	Inception
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(13,212,705)	$(11,777,735)	$(51,534,954)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	180,000	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	25,912	-	-
Amortization of intangible assets	1,237,735	1,232,403	4,771,303
(Gain) on derivative liability	-	860,130	-
(Gain) on extinguishment of debt	(1,612,440)	-	(1,612,440)
Loss on Impairment of intangible asset	1,139,677	-	1,139,677
Depreciation	149,372	122,469	434,628
Debt financing costs	-	-	365,910
Option and warrant expense	2,086,911	3,649,583	11,390,455
Loss on disposition of fixed assets	4,034	2,377	486,343
Changes in:
Accounts payable	358,017	381,110	802,579
Marketable securities	2,926,184	-	-
Prepaid expenses	87,164	(387,217)	(380,847)
Accrued expenses	656,065	(37,419)	605,806
Other assets	-	-	(388,210)
Net cash provided by (used in) operating activities	(6,154,074)	(5,774,299)	(25,636,075)

Cash flows from investing activities
Purchase of licenses	-	(125,000)	(357,742)
Purchase of property & equipment	(147,782)	(487,567)	(1,198,836)
Disposition of property & equipment	-	-	-
Net cash used in investing activities	(147,782)	(612,567)	(1,556,578)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	21,153,520	26,509,412
Proceeds from debt	137,286	-	6,602,199
Repayments on notes payable	(11,045)	-	(74,659)
Net cash provided by financing activities	126,241	21,153,520	33,036,952

Net change in cash and cash equivalents	(6,175,615)	14,766,654	5,844,299
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	-
Cash and cash equivalents at end of period	$5,844,299	$17,327,320	$5,844,299

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock for purchase of Opexa	$-	$-	$23,750,000
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for University of Chicago license	-	-	2,295,459
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities	6,656,677	-	6,656,677
Stock payable	-	112,440	-

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

NOTE 2 - GOING CONCERN

Opexa incurred a net loss of approximately $13.2 million for the nine months ended September 30, 2007 and has an accumulated deficit of approximately $51.5 million  Cash balance of $5.8 million as of September 30, 2007 is not sufficient to fund our operations for the next twelve months with a current burn rate of approximately $1,000,000 per month. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management will seek to raise additional capital through sales of convertible debt and/or equity. The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

NOTE 3 – CASH AND CASH EQUIVALENTS

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

At September 30, 2007, Opexa invested approximately $4.0 million in A-1/P-1 commercial paper with an average market yield of 5.24% and average time to maturity of less than one month. At September 30, 2007, approximately $1.9 million was invested in a money market account with an average yield of 5.29%. Interest income of $423,086 was recognized for the nine months ended September 30, 2007 in the statement of expenses.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC, a contract research organization focused on managing central nervous system trials.  Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds in the amount of (i) $400,000 for professional fees, (ii) $60,000 for out of pocket expenses and (iii) $175,000 for investigator grants.  The professional fee advance is applied 1/12th per month to invoices and replenished once 75% depleted.  The out of pocket advance will be held and applied to the final invoice.  The investigator grant advance is used as a draw down advance and replenished once 75% depleted.  This process will continue until the end of the study.  At the conclusion of the program, advance balances remaining will be applied to outstanding invoices.  These advances are treated as prepaid items and included in the other current assets section of the balance sheet. As of September 30, 2007, the advance balance to PharmaNet, LLC was $293,336.

In July 2007, Opexa entered into a seconded amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved.  Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of September 30, 2007.

NOTE 5 – LOAN PAYABLE

Loan payable consists of an equipment line of $250,000 with Wells Fargo of which $236,563 was outstanding as of September 30, 2007. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

NOTE 6 – OPTIONS AND WARRANTS

During the first quarter of 2007, Opexa issued options to purchase 9,900 shares of common stock of Opexa to its new employees. These options are for a term of ten years, have an exercise price of $4.04 and vest over three years. Fair value of $32,914 was calculated using the Black-Scholes model. Variables used in the Black-Scholes option-pricing model during the three months ended March 31, 2007, include (1) 4.52% discount rate, (2) option life is the expected term of 6 years, (3) expected volatility of 103.91%, and (4) zero expected dividends. Option expense of $4,141 was recorded during the nine months ended September 30, 2007.

During the second quarter of 2007, Opexa issued options to purchase 209,000 shares of common stock of Opexa to its management and employees. These options are for a term of ten years, have an exercise price of $5.47 and vest over three years. Fair value of $907,968 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the three months ended June 30, 2007, include (1) 5.07% discount rate, (2) option life is the expected term of 6 years, (3) expected volatility of 95.88%, and (4) zero expected dividends. Option expense of $86,473 was recorded during the nine months ended September 30, 2007.

During the second quarter of 2007, Opexa issued options to purchase 48,000 shares of common stock of Opexa to consultants and directors. These options are for a term of ten years, have an exercise price of $5.47 and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the one year anniversary of the date of grant. Fair value of $202,937 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the three months ended June 30, 2007, include (1) 5.07% discount rate, (2) option life is the expected term ranging from 5 to 5.5 years, (3) expected volatility of 95.88%, and (4) zero expected dividends. Option expense of $122,828 was recorded during the nine months ended September 30, 2007.

During the third quarter of 2007, Opexa issued options to purchase 5,500 shares of common stock of Opexa to its new employees. These options are for a term of ten years, have an exercise price of $3.96 and vest over three years. Fair value of $17,129 was calculated using the Black-Scholes model. Variables used in the Black-Scholes option-pricing model during the three months ended September 30, 2007, include (1) 4.22% discount rate, (2) option life is the expected term of 6 years, (3) expected volatility of 95.36%, and (4) zero expected dividends. Option expense of $279 was recorded during the three months ended September 30, 2007.

During the third quarter of 2007, Opexa issued an option to purchase 1,500 shares of common stock of Opexa to a consultant  These options are for a term of ten years, have an exercise price of $3.96 and vest at date of grant. Fair value of $4,412 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the three months ended September 30, 2007, include (1) 4.22% discount rate, (2) option life is the expected term of 5 years, (3) expected volatility of 95.36%, and (4) zero expected dividends. Option expense of $4,412 was recorded during the three months ended September 30, 2007.

During the third quarter of 2007, Opexa issued options to purchase 20,000 shares of common stock of Opexa to a new director. These options are for a term of ten years, have an exercise price of $3.95 and vest 50% at date of grant and 25% vest on the first and second year anniversary of date of grant. Fair value of $61,326 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the three months ended September 30, 2007, include (1) 4.20% discount rate, (2) option life is the expected term of 5.75 years, (3) expected volatility of 95.36%, and (4) zero expected dividends. Option expense of $31,210 was recorded during the three months ended September 30, 2007.

NOTE 7 – DERIVATIVE INSTRUMENTS

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

4,600,000 shares of common stock and 2,513,720 warrants to purchase common stock are subject to a registration payment arrangement that provides if a resale registration statement is not effective for any period after April 13, 2007, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective.  If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1.5% of the aggregate amount of proceeds of the offering per month for every month in default with a maximum of 24%. Opexa does not believe these payments are probable and thus no contingent liability has been recorded.

1,272,356 shares of common stock and 1,714,410 shares of common stock issuable upon the exercise of common stock purchase warrants issued in June 2005 and July 2005 are subject to a registration payment arrangement that provides if a resale registration statement is not effective for any period after the first anniversary of the warrant, the warrant holders may exercise their warrants on a cashless basis during the period the resale registration statement is not effective.  If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1.0% of the aggregate amount of proceeds of the offering per month for the first calendar month of registration default and 2% for every month in default after the first month. Opexa does not believe these payments are probable and thus no contingent liability has been recorded.

The impact of implementing EITF 00-19-2 for the nine months ended September 30, 2007 resulted in a cumulative effect of a change in accounting principle with a decrease in the derivative liability of $6,656,677 and a decrease to beginning retained earnings of $4,001,819 reversing gains posted to date and a reclassification of the original value of the warrants from liability to equity of $10,658,496.

NOTE 8 – LICENSES AND IMPAIRMENT OF INTANGIBLE ASSETS

University of Chicago License Agreement

In 2004, Opexa entered into an agreement with the University of Chicago (“University”) for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory operated by the University.  The license was later amended granting Opexa an exclusive, non-transferable worldwide license to the University’s stem cell technology.  In consideration for the license and amendment, Opexa paid the University a total of $232,742 and issued the University 53,462 shares of common stock valued at $2,295,461.  Opexa also agreed to pay the University $1.5 million and to issue the University 21,623 shares of Opexa common stock.  In April 2007, the $1.5 million cash payment obligation was extended until July 31, 2007 and the obligation to issue shares of Opexa’s common stock was extended until July 31, 2007, with $112,440 accrued as of June 30, 2007.

On July 31, 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that eliminated the obligations under the prior agreement for the payment of $1.5 million due July 31, 2007 and the obligation to issue 21,623 shares of Opexa common stock.  These obligations were recorded as an intangible asset, with the liabilities recorded as a notes payable - current portion of $1.5 million and a stock payable of $112,440.  As a result of the amendment and restatement of the license agreement with the University of Chicago $1,612,440 was reported as a gain on extinguishment of liability.  Opexa applied the accounting guidance of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”.  In addition, as a result of the new agreement, per Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, Opexa conducted an analysis of the potential impairment of the University of Chicago patent and license asset (“UC Asset”) and as a result, there was an impairment of the fair value of the UC Asset and a loss on impairment of $1,139,677 was recorded for the three months ended September 30, 2007.

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

The following discussion and analysis of our financial condition is as of September 30, 2007.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-KSB for the year ended December 31, 2006.

Business Overview

We are a biopharmaceutical company developing autologous cellular therapies to treat several major illnesses, including multiple sclerosis (MS), rheumatoid arthritis (RA), diabetes, and cardiovascular disease. These therapies are based on our proprietary T-cell and adult stem cell technologies.

Our lead product, Tovaxin®, is a T-cell based therapeutic vaccine for MS licensed from the Baylor College of Medicine, which offers a unique and personalized approach to treating the disease by inducing an immune response against the autoimmune myelin peptide-reactive T-cells (MRTCs), which are believed to be responsible for the initiation of the disease process.

Tovaxin is currently in a Phase IIb clinical trial. Initial Phase I/II open-label human trials show that T-cell vaccination (TCV) appears to safely induce immune responses that deplete and regulate MRTCs. In two open-label Phase I/II clinical trials, the annualized relapse rates of patients were reduced by an average of approximately 90% compared to their prior history of relapses.  Some patients also appear to experience an improvement of their Kurtzke Expanded Disability Status Scale (EDSS), a scoring method used to measure the disability of MS patients.  Improvements in EDSS are not frequently observed in patients following treatment with other currently licensed therapies. Although the data from our Phase I/II trials appears to be promising, the Phase IIb trial is being conducted to confirm these results. With additional and continuing positive clinical evidence, we believe that Tovaxin could be ready for commercialization as early as 2012.

We also hold an exclusive worldwide license for the intellectual property rights and research results of an autologous T-cell vaccine for RA from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China.

Our RA T-cell vaccination (TCV) technology is conceptually similar to Tovaxin. RA is an autoimmune T-cell-mediated disease in which pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints and erosion into cartilage and bone.  The RA TCV technology allows the isolation of these pathogenic T-cells from synovial fluid drawn from a patient.  These T-cells may be grown to therapeutic levels and attenuated by gamma irradiation in our laboratory.  The attenuated T-cells may be injected subcutaneously into patients thereby inducing an immune response directed at the pathogenic T-cells in the patient’s body.  This immune response is expected to regulate the level of pathogenic T-cells and thus reduce joint swelling in RA patients. Human trials that have been conducted in China show minimal side-effects and promising efficacy measured as a reduction of joint swelling following the T-cell vaccination.

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

Our stem cell technology isolates novel multipotent stem cells derived from peripheral blood monocytes. In vitro experiments with monocyte-derived stem cells (MDSC) have shown their capacity to differentiate into a wide variety of cell types including pancreatic β cells.  We have demonstrated that these pancreatic islets clusters derived from MDSCs are composed of three pancreatic cells types (a, b and d). These islet clusters are responsive to glucose and mimic the normal pulsatile pattern observed in human islets. The importance of these stem cells is the ability to easily isolate them from an individual’s circulating monocytes, expand them and administer them back into the same patient. This autologous approach provides a method to overcome any rejection issues and the need for immunosuppressant drugs which are often associated with current islet cell transplantations. This technology may lead to the formation of an unlimited source of pancreatic islet cells suitable for an autologous cell therapy for the treatment of diabetes mellitus.

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

Long-lived assets

Long-lived assets (i.e., intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable.  An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset.  Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.  There was an impairment of the fair value of the intangible asset associated with the University of Chicago monocyte-derived stem cell technology license and a loss on impairment of $1,139,677 was recorded for the three months ended September 30, 2007

Intellectual Property

As of September 30, 2007, we had $27,117,094 of intellectual property, $23,991,128 of which resulted from the acquisition of Opexa, $3,000,966 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby we acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves. The weighted average useful life of the intangible group as of September 30, 2007 is approximately 16.4 years.  The weighted average useful life of the University of Chicago license is approximately 16.1 years. Accumulated amortization for the intellectual property as of September 30, 2007 is $4,771,303.

Results of Operations and Financial Condition

Three Months Ended September 30, 2007 Compared with the Three Months Ended September 30, 2006

Net Sales.  We recorded no sales for the three months ended September 30, 2007 and 2006.

General and Administrative Expenses. Our general and administrative expense was $842,079 for the three months ended September 30, 2007, as compared to $1,430,507 for the three months ended September 30, 2006.  The decrease in expenses is primarily due to a decrease in stock compensation expenses, professional service fees and overhead expenses.  We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology.

Research and Development Expenses. Research and development expense was $3,189,256 for the three months ended September 30, 2007, compared to $2,113,878 for the three months ended September 30, 2006. The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin and stock compensation expense recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred.  We expect our research and development expense to increase as we continue to invest in the development of our technology.

Interest Expense.  Interest expense was $4,731 for the three months ended September 30, 2007, compared to $278 for the three months ended September 30, 2006. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $236,563 was outstanding as of September 30, 2007.

Interest Income.  Interest income was $102,292 for the three months ended September 30, 2007 compared to $259,141 for the three months ended September 30, 2006.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments.

Net loss. We had a net loss for the three months ended September 30, 2007, of $3,924,641, or $0.59 per share (basic and diluted), compared with a net loss of $1,331,557, or $0.20 per share (basic and diluted), for the three months ended September 30, 2006. The increase in net loss is primarily due to the costs of the Phase IIb clinical trial for Tovaxin and the loss on impairment of intangible assets offset by a reduction in stock-based compensation expense and gain on extinguishment of debt.

Nine Months Ended September 30, 2007 Compared with the Nine Months Ended September 30, 2006

Net Sales.  We recorded no sales for the nine months ended September 30, 2007 and 2006.

General and Administrative Expenses. General and administrative expense was $2,557,609 for the nine months ended September 30, 2007, as compared to $5,676,221 for the nine months ended September 30, 2006.  The decrease in expenses is primarily due to a decrease in stock compensation expenses, professional service fees and overhead expenses.  We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology.

Research and Development Expenses. Research and development expense was $10,148,930 for the nine months ended September 30, 2007, compared to $4,407,240 for the nine months ended September 30, 2006.   The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin, research and development in support of pre-clinical diabetes stem cell therapies and stock compensation expense recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred.  We expect our research and development expense to increase as we continue to invest in the development of our technology.

Interest Expense.  Interest expense was $10,875 for the nine months ended September 30, 2007, compared to $891 for the nine months ended September 30, 2006. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $236,563 was outstanding as of September 30, 2007.

Interest Income.  Interest income was $423,086 for the nine months ended September 30, 2007 compared to $477,547 for the nine months ended September 30, 2006.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments.

Net loss. We had a net loss for the nine months ended September 30, 2007, of $13,212,705, or $1.97 per share (basic and diluted), compared with a net loss of $11,777,735, or $2.38 per share (basic and diluted), for the nine months ended September 30, 2006. The increase in net loss is primarily due to the costs associated with the Phase IIb clinical trial for Tovaxin and the loss on impairment of intangible assets offset by a reduction in stock-based compensation expense, gain on extinguishment of liability and loss on derivative instruments.

Liquidity and Capital Resources

     Changes in cash flow.  Cash used in operations for the nine month period ended September 30, 2007 was $6,154,074, as compared to $5,774,299 used in operations for the nine months ended September 30, 2006. The increase in cash used in operations is primarily due to an increase in operating expenses offset in part by the maturity of approximately $2.9 million in marketable securities and its reclassification to cash and cash equivalents and by an increase in accrued expenses resulting from the Phase IIb clinical trial.  Cash used in investing activities for the nine month period ended September 30, 2007 was $147,782, as compared to $612,567 for the nine months ended September 30, 2006.  The decrease was primarily due to a decrease in equipment purchases and the license payment made to Shanghai Institute related to the license obtained during the nine months ended September 30, 2006 for its rheumatoid arthritis T-cell technology. Cash provided from financing activities for the nine month period ended September 30, 2007 was $126,241, as compared to $21,153,520 for the nine months ended September 30, 2006. The decrease was due to the proceeds from the April 2006 equity financing.

Liquidity.  Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of September 30, 2007, the Company had cash, cash equivalents and marketable securities of approximately $5.8 million.

Our current burn rate is approximately $1 million per month excluding capital expenditures.  We will need to raise additional capital to fund our working capital needs beyond the first quarter of 2008.  We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations and impact the completion of the clinical trials.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended September 30, 2007, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-KSB for the year ended December 31, 2006.

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

We need to obtain significant additional capital resources from sources including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements in order to develop products and continue our business.  As of September 30, 2007, we had cash, cash equivalents and marketable securities of approximately $5.8 million. Our current burn rate is approximately $1 million per month excluding capital expenditures. We will need to raise additional capital to fund our working capital needs beyond first quarter 2008.  We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations and impact the completion of the clinical trials.

 The timing and degree of any future capital requirements will depend on many factors, including:

•	the accuracy of the assumptions underlying our estimates for capital needs in 2008 and beyond;

•	scientific progress in our research and development programs;

•	the magnitude and scope of our research and development programs;

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.

We do not have any committed sources of capital, although we have issued and outstanding warrants that, if exercised, would result in an equity capital raise transaction.  Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs, any of which could have a material adverse effect on our financial condition or business prospects.

Approximately 70% of our total assets are comprised of intangible assets that are subject to review on a periodic basis to determine whether an impairment on these assets is required.  An impairment would not only greatly diminish our assets, but would require us to record a significant non-cash expense charge.

We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. At September 30, 2007, our net intangible assets, consisting of the University of Chicago license, acquired intangible assets from the Opexa acquisition that is an inseparable group of patents and licenses that can’t function independently and the RA license acquired from the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the People's Republic of China were approximately $22.3 million. If management determines that impairment exists, we will be required to record a significant charge to expense in our financial statements during the period in which any impairment of our intangibles is determined.  An impairment analysis was conducted as of September 30, 2007 for the University of Chicago license intangible asset and a loss on impairment of $1,139,677 was recorded for the three months ended September 30, 2007.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

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

OPEXA THERAPEUTICS, INC.

By:	/s/ DAVID B. MCWILLIAMS
David B. McWilliams
President and Chief Executive Officer

Date: November 2, 2007	By:	/s/ LYNNE HOHLFELD
Lynne Hohlfeld
Chief Financial Officer and Principal Accounting Officer