Form 10KSB/A
period 2006-12-31
Opexa Therapeutics, Inc.
filed 2007-11-09
CIK 1069308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10KSB/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of November 5, 2007 based upon the average bid and asked price as of such date, was $13,389,953.
The Registrant’s common stock outstanding as of November 5, 2007, was 6,696,784 shares.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Explanatory Note

Opexa Therapeutics, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (the “Form 10-KSB/A”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”) that was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007. This Form 10-KSB/A is being filed to replace Part I, Items 6 and 7.

On November 2, 2007, Opexa filed its quarterly report for the period ended September 30, 2007. As shown in its financial statements, Opexa has negative cash flows provided by its operating activities and has a cash balance of $5.8 million as of September 30, 2007 which is not sufficient to fund its operations for the next twelve months. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Our independent accountants have added a going concern paragraph to their report on the audited financial statements for the year ended December 31, 2006 and we have added a going concern footnote (See footnote 15) to the financial statements for the year ended December 31, 2006.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 amends Item 6 and 7 in its entirety and contains new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. Other than as set forth above and the inclusion of new certifications pursuant to Rules 13a-14 and 15d-14 under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002, no other changes or amendments to the Original Filing are being made.

This Amendment No. 1 contains only the sections and exhibits to the Original Filing that are being amended, and those unaffected parts or exhibits are not included herein. This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission, and is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the date of the Original Filing with the Securities and Exchange Commission.

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

Intellectual Property

As of December 31, 2006, we had $28,256,772 of intellectual property, $23,991,128 of which resulted from the acquisition of Opexa, $4,028,204 which pertained to the consideration paid to date to the University of Chicago for the worldwide license to technology developed at Argonne National Laboratory, $112,440 stock payable to the University of Chicago accrued at September 30, 2006 for 21,623 shares of common stock, and $125,000 paid to the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China whereby it acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis. Of the $23,991,128 of acquired intangible assets, the full amount is assigned to an inseparable group of patents and licenses that cannot function independently by themselves.  The weighted average useful life of the intangible group as of December 31, 2006 is approximately 17 years.  The weighted average useful life of the University of Chicago license is approximately 17 years.   Accumulated amortization for the Intellectual Property as of December 31, 2006 is $3,533,569.  In April 2005 the Company obtained a fairness opinion from an independent investment banking firm with respect to the Opexa acquisition and there was no impairment at that time.  In accordance with FAS 144, the Board authorized an update to this impairment analysis as of December 31, 2006 and it was determined that no impairment existed.

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

Our current burn rate is approximately $1 million per month excluding capital expenditures.  Without the proceeds of this offering, we would need to raise additional capital to fund our working capital needs beyond the first quarter of 2008.  Currently, we have determined that if we do not raise additional funds, there is a concern about our ability to continue our operations and our independent accountants have added a going concern paragraph to their report on the audit financial statements for the year ended December 31, 2006.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2006	F-3

Consolidated Statements of Expenses for the years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006	F-4

Consolidated Statement of Changes in Stockholders Equity from January 22, 2003 (Inception) through December 31, 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006	F-6

Notes to Consolidated Financial Statements	F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opexa as of December 31, 2006 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated financial statements have been prepared assuming that Opexa will continue as a going concern. Opexa requires significant amount of cash in its operations and does not have sufficient cash to fund its operations for the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 14, 2007
Except for Note 15 which is dated November 2, 2007

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

Accounting for Derivative Instruments.Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. Opexa’s derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

Summary information regarding options and warrants is as follows:

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Warrants	Price
Year ended December 31, 2003:
Granted	-	$-	15,000	$1.00
Outstanding at December 31, 2003	-	-	15,000	1.00

Year ended December 31, 2004:
Granted	96,500	31.70	162,800	22.30
Outstanding at December 31, 2004	96,500	31.70	177,800	22.40

Year ended December 31, 2005:
Granted	63,050	15.70	2,504,129	28.60
Forfeited and canceled	(4,167)	42.80	(264,277)	24.50
Outstanding at December 31, 2005	155,383	24.90	2,417,652	23.51

Year ended December 31, 2006:
Granted	389,160	5.48	3,135,264	9.28
Forfeited and canceled	(14,133)	34.79	(1,649,995)	12.77
Outstanding at December 31, 2006	530,410	$10.38	3,902,921	$13.52

Summary of options and warrants outstanding and exercisable as of December 31, 2006 is as follows:

Exercise Price	Remaining Life	Options Outstanding	Options Exercisable	Warrants Outstanding	Warrants Exercisable
$40.00	3 - 4 years	-	-	17,500	8,375
$30.00	2 - 3 years	84,500	58,667	5,000	3,333
$30.00	3 - 4 years	18,850	8,950	1,125,056	1,116,389
$15.00	3 - 4 years	-	-	46,895	46,895
$11.90	3 - 4 years	-	-	21,500	3,000
$11.50	2 - 3 years	-	-	16,750	-
$11.40	2 - 3 years	2,000	-	-	-
$9.80	9 - 10 years	-	-	37,000	17,500
$9.40	9 - 10 years	30,900	-	4,500	500
$8.25	9 - 10 years	12,500	-	1,500	-
$7.09	9 - 10 years	3,300	-	-	-
$7.00	9 - 10 years	37,000	9,250	-	-
$6.50	4 - 5 years	-	-	2,300,000	2,300,000
$5.20	2 - 3 years	-	-	8,500	-
$5.20	9 - 10 years	-	-	105,000	52,500
$5.00	3 - 4 years	-	-	213,720	213,720
$5.00	4 - 5 years	75,000	32,100	-	-
$5.00	9 - 10 years	266,360	-	-	-
		530,410	108,967	3,902,921	3,762,213

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

NOTE 15 - GOING CONCERN

On November 2, 2007, Opexa filed it quarterly report for the period ended September 30, 2007. As shown in its financial statements, Opexa has negative cash flows provided by its operating activities and has a cash balance of $5.8 million as of September 30, 2007 which is not sufficient to fund its operations for the next twelve months. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management will seek to raise additional capital through sales of convertible debt and/or equity. The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

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
David B. McWilliams,
President and Chief Executive Officer

Date: November 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ LYNNE HOHLFELD
Lynne Hohlfeld,
Chief Financial Officer and Principal Accounting Officer

Date: November 9, 2007