Form 10KSB/A
period 2006-12-31
Opexa Therapeutics, Inc.
filed 2007-11-30
CIK 1069308

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer as of November 27, 2007 based upon the average bid and asked price as of such date, was $13,771,592.

The Registrant’s common stock outstanding as of November 27, 2007, was 6,696,784 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

The Registrant is incorporating by reference in Part III of this Form 10-KSB certain information contained in the Registrant’s proxy statement for its annual meeting of shareholders, which proxy statement will be filed by the Registrant on or before April 30, 2007.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

TABLE OF CONTENTS

Item	Description	Page

Explanatory Note

We are amending our Annual Report on Form 10-KSB for the for the year ending December 31, 2006 in connection with restating our consolidated financial statements for the years ending December 31, 2006, 2005 and for the period January 22, 2003 (Inception) to December 31, 2006.  The restatement of our financial statements is the result of our determination that the intangible assets associated with the acquisition of Opexa Pharmaceuticals, Inc., the University of Chicago technology license and the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the Peoples Republic of China technology license should have been recorded as acquired in process research and development.

The purpose of this amendment is to restate the accompanying financial statements at and for the years ended December 31, 2006, 2005 and for the period January 22, 2003 (Inception) to December 31, 2006 for the reasons further described in Note 2 to the financial statements included in Item 7 (Financial Statements) herein.

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

Current Therapy for Multiple Sclerosis

Current MS disease modifying drugs on the market are mostly palliative and generally work through a mechanism of immunomodulation or immunosuppression.  These therapies for MS are dominated by three forms of interferon that require frequent subcutaneous or intramuscular injections (Avonex, Betaseron and Rebif).  Copaxone is an immunomodulator composed of a random copolymer of amino acids that is administered daily.  Novantrone (mitoxanthrone) is an immunosuppressive drug that can only be given four times per year with a life time limit of 8 to 12 doses.  All of the current therapies only slow the progression of MS and they have significant patient compliance challenges because of the dosing schedule, limited decrease in relapse rate, side effects profile (e.g., the interferon formulations produce severe flu-like symptoms, injection site reactions, infection and neutralizing antibodies (ranging from 5% to 45%) are developed that limits the efficacy of treatment; Copaxone causes significant injection site reactions; while Novantrone causes infections, bone marrow suppression, nausea, hair thinning, bladder infections, and mouth sores).  These drugs must be administered daily to weekly. Tysabri®, a selective adhesion molecule inhibitor (an alpha 4 integrin antagonist), represents another class of MS drugs which works by preventing immune system cells (all leukocytes carrying the alpha 4 integrin glycoprotein on their surface) from crossing the BBB and move into the CNS.  Tysabri® requires a once per month infusion and has recently been reintroduced to the market after being originally withdrawn in 2005 based on safety concerns over several patient deaths due to virally mediated brain inflammation – a condition called progressive multifocal leukoencephalopathy (PML).

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

Stem Cells – Background

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

Research and Development

Research and development expenses for the year ended December 31, 2006 were approximately $7.9 million, mainly reflecting the costs of the Phase I/II and Phase IIb clinical trials for Tovaxin™ and research and development in support of pre-clinical diabetes stem cell therapies.  Research and development expenses for the year ended December 31, 2005, were approximately $5.2 million.

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

Number of Securities
Remaining Available for
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity Compensation Plans
Approved by Security Shareholders	762,970	$ 10.83	437,030

Equity Compensation Plans Not
Approved by Security Shareholders	-	-	-

Total	762,970	$ 10.83	437,030

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

Research and Development Expense

Research and development expense was $7,850,373 for the twelve months ended December 31, 2006, as compared to $5,159,853 the twelve months ended December 31, 2005.  The increase in expenses was primarily due to the costs of the Phase I/II and Phase IIb clinical trials for Tovaxin™ and research and development in support of pre-clinical diabetes stem cell therapies.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed as research and development costs.  We expect our research and development expense to increase as we continue to invest in the development of our technology.

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

Net Loss

We had net loss for the year ended December 31, 2006, of $12,649,170 or ($2.35) per share (basic and diluted), compared with a net loss of $14,856,724 or ($9.49) per share (basic and diluted), for the twelve months ended December 31, 2005.

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

ITEM 7. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2006 (RESTATED)	F-3
Consolidated Statements of Expenses for the years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006 (RESTATED)	F-4
Consolidated Statement of Changes in Stockholders Equity from January 22, 2003 (Inception) through December 31, 2006 (RESTATED)	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006 (RESTATED)	F-7
Notes to Consolidated Financial Statements	F-9

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

As discussed in Note 2 to the financial statements, the Company has restated its financial statements for the years ended December 31, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2006 as they relate to the accounting for acquired in process research and development.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 14, 2007
Except for Note 15 which is dated November 2, 2007
Except for Notes 2, 4, 6 and 12 which are dated November 29, 2007

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED BALANCE SHEET (RESTATED)

Restated
December 31,
2006
Assets

Current assets:
Cash and cash equivalents	$12,019,914
Investment in marketable securities	2,952,096
Other current assets	472,881
Total current assets	15,444,891

Property & equipment, net accumulated depreciation of $395,284	1,361,377
Total assets	$16,806,268

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$868,862
Stock payable	112,440
Accrued expenses	135,069
Note payable	1,500,000
Current maturity of long term debt	14,080
Derivative liability	6,656,677
Total current liabilities	9,287,128

Long term liabilities:
Loan payable	96,242
Total liabilities	9,383,370

Commitments and contingencies	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	63,118,180
Deficit accumulated during the development stage	(59,043,633)
Total stockholders' equity	7,422,898
Total liabilities and stockholders' equity	$16,806,268

See accompanying summary of accounting policies and
notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED STATEMENTS OF EXPENSES (RESTATED)
Years ended December 31, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to December 31, 2006

			Restated
			Inception
	Restated	Restated	through
	2006	2005	2006
Research and development	$7,850,373	$5,159,853	$40,685,680
General and administrative	5,461,047	6,259,075	14,206,469
Depreciation	174,117	98,080	285,255
Loss on disposal of assets	2,376	22,810	482,309
Operating loss	(13,487,913)	(11,539,818)	(55,659,713)

Interest income	688,299	81,930	776,221
Other income	46,450	28,174	77,003
Gain on derivative liability	104,978	3,896,841	4,001,819
Interest expense	(984)	(7,323,851)	(8,238,963)
Net loss	$(12,649,170)	$(14,856,724)	$(59,043,633)

Basic and diluted loss per share	$(2.35)	$(9.49)	N/A

Weighted average shares outstanding	5,390,910	1,564,837	N/A

See accompanying summary of accounting policies and
notes to consolidated financial statements

OPEXA THERAPEUTICS, INC
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (RESTATED)
Period from January 22, 2003 (Inception) through December 31, 2006

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Par	Capital	Deficit	Total
Shares issued for cash	525,000	$262,500	$(261,500)	$-	$1,000
Shares repurchased and cancelled	(170,625)	(85,313)	84,988	-	(325)
Discount related to:
beneficial conversion feature	-	-	28,180	-	28,180
warrants attached to debt	-	-	28,180	-	28,180
Net loss	-	-	-	(126,003)	(126,003)

Balances at December 31, 2003	354,375	177,187	(120,152)	(126,003)	(68,968)
Shares issued for:
cash	2,250	1,125	7,875	-	9,000
services	206,500	103,250	745,750	-	849,000
license	24,269	12,135	414,940	-	427,075
reverse merger with Sportan	99,740	49,870	(197,603)	-	(147,733)
acquisition of Opexa	250,000	125,000	23,625,000	-	23,750,000
additional shares attached to
convertible debt	16,100	8,050	280,316	-	288,366
conversion of convertible notes	60,750	30,375	217,995	-	248,370
Shares cancelled	(8,000)	(4,000)	4,000	-	-
Discount related to:
beneficial conversion feature	-	-	855,849	-	855,849
warrants attached to debt	-	-	1,848,502	-	1,848,502
Option expense	-	-	123,333	-	123,333
Net loss	-	-	-	(31,411,736)	(31,411,736)

Balances at December 31, 2004, restated	1,005,984	502,992	27,805,805	(31,537,739)	(3,228,942)
Shares issued for:
cash, net of offering costs	389,451	194,725	5,151,492	-	5,346,217
convertible debt	611,026	305,513	7,343,933	-	7,649,446
debt	2,300	1,150	159,850	-	161,000
license	29,194	14,597	1,853,787	-	1,868,384
services	24,000	12,000	1,000,400	-	1,012,400

Discount related to:
beneficial conversion feature	-	-	831,944	-	831,944
warrants attached to debt	-	-	1,433,108	-	1,433,108
Option expense	-	-	2,487,741	-	2,487,741
Warrant expense	-	-	2,373,888	-	2,373,888
Transition of warrants from equity instruments to liability instruments	-	-	(10,658,496)	-	(10,658,496)
Net loss	-	-	-	(14,856,724)	(14,856,724)

Balances at December 31, 2005, restated	2,061,955	1,030,977	39,783,452	(46,394,463)	(5,580,034)

Shares issued for:
cash, net of offering costs	4,600,000	2,300,000	18,853,519	-	21,153,519
debt	34,829	17,374	162,626	-	180,000
Option expense	-	-	2,749,617	-	2,749,617
Warrant expense	-	-	1,568,966	-	1,568,966
Net loss	-	-	-	(12,649,170)	(12,649,170)

Balances at December 31, 2006, restated	6,696,784	$3,348,351	$63,118,180	$(59,043,633)	$7,422,898

See accompanying summary of accounting policies and
notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
Years ended December 31, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to December 31, 2006
			Restated
			Inception
	Restated	Restated	through
	2006	2005	2006
Cash flows from operating activities
Net loss	$(12,649,170)	$(14,856,724)	$(59,043,633)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	112,440		112,440
Stock issued for acquired research and development		1,988,897	26,286,589
Stock issued for services			1,861,400
Stock issued for debt in excess of principal	-	109,070	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	5,516,638	6,313,205
Unrealized gain on marketable securities	(25,912)	-	(25,912)
(Gain) on derivative liability	(104,978)	(3,896,841)	(4,001,819)
Depreciation	174,117	98,080	285,255
Debt financing costs	-	365,910	365,910
Option and warrant expense	4,318,583	4,861,629	9,303,545
Loss on disposition of fixed assets	2,376	22,810	482,309
Changes in:
Accounts payable	359,397	26,360	444,561
Marketable securities	(2,926,184)	-	(2,926,184)
Prepaid expenses	(340,876)	(88,185)	(468,011)
Accrued expenses	(105,240)	23,655	(50,259)
Other assets	-	(388,210)	(388,210)
Net cash used in operating activities	(11,185,447)	(6,216,911)	(21,339,744)

Cash flows from investing activities
Purchase of property & equipment	(619,147)	(258,903)	(1,051,054)
Net cash used in investing activities	(619,147)	(258,903)	(1,051,054)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	21,153,520	5,346,217	26,509,737
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	110,322	2,896,885	7,964,913
Repayments on notes payable	-	(58,614)	(63,614)
Net cash provided by financing activities	21,263,842	8,184,488	34,410,711

Net change in cash and cash equivalents	9,459,248	1,708,674	12,019,914
Cash and cash equivalents at beginning of period	2,560,666	851,992	-
Cash and cash equivalents at end of period	$12,019,914	$2,560,666	$12,019,914

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	525,513	525,513
Conversion of notes payable to common stock	-	6,159,610	6,407,980
Conversion of accrued liabilities to common stock	180,000	17,176	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	1,433,108	3,309,790
- beneficial conversion feature	-	831,944	1,715,973
- stock attached to notes	-	999,074	1,287,440
Fair value of derivative instrument	-	6,761,655	6,761,655

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

The following table illustrates the effect on net loss and net loss per share if Opexa had applied the fair value provisions of FASB Statement No. 123 to stock-based employee compensation prior to January 1, 2006:

		2005	Inception through 2006
Net loss as reported		$(14,856,724)	$(59,043,633)

Add:	stock based compensation determined under
	intrinsic value based method	2,487,741	2,611,074

Less:	stock based compensation determined under
	fair value based method	(4,264,013)	(4,417,377)

Pro forma net loss		$(16,632,996)	$(60,849,936)

Basic and diluted
	Net loss per common share	$(10.63)	N/A
	As reported	$(9.49)	N/A

Research and Development.  Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. All costs for research and development activities are expensed as incurred. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Acquired in process research and development that does not have a future alternative use is expensed when acquired. Research and development expense for the year ended December 31, 2006 was 7,850,372, as compared to $5,159,853 for the year ended December 31, 2005.

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating these financial statements for the 2006, 2005 and 2004 annual periods.

Following is a description of the restatements to the financial statements:

The Company acquired Opexa Pharmaceuticals in October 2004 and originally accounted for the acquired in process research and development of $23,991,128 as intangible assets.  In November 2007, the Company re-evaluated its accounting for acquired research and development and upon further consideration of Paragraph 11(c) of Statement of Financial Accounting Standards No. 2 (SFAS No. 2) and accounting guidance from Financial Accounting Standards Board Interpretation No. 4 “Applicability of FASB Statement  No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the Company determined that these assets did not have an alternative future use at the date of acquisition. Thus, they had no separate economic value and should be accordingly expensed to research and development in the period acquired.

In February 2004, the Company obtained a license from the University of Chicago for an adult stem cell technology. Costs associated with the acquisition of this license were originally accounted for as an intangible asset.  The amounts originally capitalized as intangible assets were $3,051,706, $976,497 and $112,440 for the years ended December 31, 2004, 2005 and 2006 respectively. Upon further consideration of Paragraph 11(c) of SFAS No. 2, the Company determined that these assets had not reached technological feasibility at the date of acquisition and had no alternative future use. Therefore, the intangible asset should have been expensed to in process research and development in the period acquired.

In March 2006, the Company obtained an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People's Republic of China.  The Company made a $125,000 license payment  and accounted for the license as an intangible asset.  Upon further consideration of Paragraph 11(c) of SFAS No. 2, the Company determined that this asset had not reached technological feasibility at the date of acquisition and had no alternative future use. Therefore, the intangible asset should have been expensed to in process research and development in the period acquired.

In the Consolidated Statements of Expenses, the effect of the adjustments on operating expenses, loss from operations and net loss for each of the years ended December 31, 2006 and 2005 and January 22, 2003(Inception) to December 31, 2006 was as follows:

	Year Ended December 31,
	2006				2005
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Research and development	$7,612,932	$237,441	(1)	$7,850,373	$4,183,356	$976,497	(1)	$5,159,853
General and administrative	5,461,047	-		5,461,047	6,259,075	-		6,259,075
Depreciation and amortization	1,818,795	(1,644,678	)(2)	174,117	1,735,209	(1,637,129	)(2)	98,080
Loss on disposal of assets	2,376	-		2,376	22,810	-		22,810
Operating loss	(14,895,150)	1,407,237		(13,487,913)	(12,200,450)	660,632		(11,539,818)

Interest income	688,299	-		688,299	81,930	-		81,930
Other income	46,450	-		46,450	28,174	-		28,174
Gain (loss) on derivative liability	104,978	-		104,978	3,896,841	-		3,896,841
Interest expense	(984)	-		(984)	(7,323,851)	-		(7,323,851)
Net loss	$(14,056,407)	$1,407,237		$(12,649,170)	$(15,517,356)	$660,632		$(14,856,724)

Basic and diluted loss per share	$(2.61)	$0.26		$(2.35)	$(9.92)	$0.42		$(9.49)

	January 22, 2003 (Inception) to
	December 31, 2006
	As Reported	Adjustment		As Restated
Research and development	$12,428,909	$28,256,771	(1)	$40,685,680
General and administrative	14,206,469	-		14,206,469
Depreciation and amortization	3,818,823	(3,533,568	)(2)	285,255
Loss on disposal of assets	482,309	-		482,309
Operating loss	(30,936,510)	(24,723,203)		(55,659,713)

Interest income	776,221	-		776,221
Other income	77,003	-		77,003
Gain (loss) on derivative liability	4,001,819	-		4,001,819
Interest expense	(8,238,963)	-		(8,238,963)
Net loss	$(34,320,430)	$(24,723,203)		$(59,043,633)

Basic and diluted loss per share	N/A	N/A		N/A

(1)
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development (i) for the year ended 12/31/2006 in the amount of $237,440, (ii) for the year ended 12/31/2005 in the amount of $976,497 and (iii) inception to 12/31/2006 in the amount of $28,256,771.

(2)
Reversal of amortization of intangible assets that should have been expensed to research and development (i) for the year ended 12/31/2006 in the amount of $1,644,678, (ii) for the year ended 12/31/2005 in the amount of $1,637,129 and (iii) inception to 12/31/2006 in the amount of $3,533,568.

In the Balance Sheet, the effect of the adjustments on Intangible Assets and Accumulated Deficit as of December 31, 2006 was as follows:

	As Reported	Adjustment		As Restated
Assets
Intangible Assets	$24,723,203	$(24,723,203)	(1)	$-

Stockholders' Equity
Accumulated Deficit	$(34,320,430)	$(24,723,203)	(1)	$(59,043,633)

(1)   Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development and reversal of amortization of intangible assets that should have been expensed to research and development.  Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development (i) for the year ended 12/31/2006 in the amount of $237,440, (ii) for the year ended 12/31/2005 in the amount of $976,497 and (iii) inception to 12/31/2006 in the amount of $28,256,771. Reversal of amortization of intangible assets that should have been expensed to research and development (i) for the year ended 12/31/2006 in the amount of $1,644,678, (ii) for the year ended 12/31/2005 in the amount of $1,637,129 and (iii) inception to 12/31/2006 in the amount of $3,533,568.

NOTE 3 – MARKETABLE SECURITIES

At December 31, 2006, Opexa invested $10.9 million in  A-1/P-1 commercial paper, of which $2.9 million is invested in marketable securities, and $3.9 million is invested in a money market account with an average market yield of 5.33% and average time to maturity of 1.32 months.  Interest income of $688,299 was recognized for the twelve months ended December 31, 2006 in the consolidated statements of expenses.

NOTE 4 – LICENSE AGREEMENTS

University of Chicago License Agreement
In 2004 Opexa entered into an agreement with the University of Chicago (“University”) for the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University. In consideration for the license, Opexa paid the University $57,742 and issued 237,188 shares valued at $1,199,706. In December 2004, the License Agreement was amended granting Opexa an exclusive, non-transferable worldwide license to the University’s stem cell technology. In consideration for the amendment, Opexa paid the University an additional $175,000, issued the University 5,500 shares of common stock valued at $352,000, agreed to pay the University $1,500,000 on October 30, 2005 and agreed to issue the University shares of Opexa common stock, including the shares already issued, equal to 2.6% of the total outstanding number of shares after conversion of the 15% exchangeable convertible subordinated promissory notes. In June 2005, 27,484 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $867,064. In August 2005, 1,710 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $109,434. In October 2006, the $1,500,000 cash payment obligation was extended until April 30, 2007 and (ii) the obligation to issue 21,623 shares of Opexa’s common stock issuable was extended until April 30, 2007, with $112,440 accrued at December 31, 2006. The Company determined that these assets had not reached technological feasibility at the date of acquisition and had no alternative future use. Therefore, the costs were expensed to research and development in the period incurred.

Shanghai Institute for Biological Science License Agreement
In January 2006, Opexa acquired an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institute for Biological Science, China Academy of Science of the People’s Republic of China.  In exchange for a payment of $125,000 and an agreed running royalty from the sale of commercialized products, Opexa receives all information and data related to all clinical trials on all patient controls and patients with rheumatoid arthritis with the T cell vaccine.  This includes all clinical, cell procurement and manufacturing protocols, complete patient data sheets, all laboratory materials, methods and results and manufacturing records and documents and any other data related to the intellectual property. The first payment under the license occurred in April 2006 upon the delivery of materials pursuant to the terms of the licensing agreement.  The Company determined that these assets had not reached technological feasibility at the date of acquisition and had no alternative future use. Therefore, the costs were expensed to research and development in the period incurred.

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

At December 31, 2006, for federal income tax and alternative minimum tax reporting purposes, the Company had approximately $56,106,251 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2026.  Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $5,650,429 of net operating losses incurred prior to October 7, 2004 was significantly limited as a result of the change of control that occurred in connection with the Company’s acquisition of Opexa. The benefit could be subject to further limitations if significant future ownership changes occur in the Company.

At December 31, 2006, deferred tax assets consisted of the following:

NOL @ 12/31/05	$(47,670,687)
Net loss - 2006	(12,649,170)

Subtotal	(60,319,857)
Derivative (gain) loss	(104,978)
Option expense	2,749,617
Warrant expense	1,568,966

NOL @ 12/31/06	(56,106,251)
Estimated tax rate	X 34%

Deferred tax asset	(19,076,125)
Valuation allowance	19,076,125

Net deferred tax asset	$-

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

NOTE 8 – NOTE PAYABLE

Note payable consists of a note in the amount of $1,500,000 payable to the University of Chicago, secured by license, no interest and due April 30, 2007.  See Note 4 for details.

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

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$55,387
Property, plant and equipment, net	639,160
Acquired in process research and development	23,991,128
Current liabilities assumed	(935,675)

Total allocation of purchase price	$23,750,000

The estimated fair value of acquired in process research and development of $23,991,128 was determined by our management. Management considered a number of factors in determining the value of the acquired in process research and development, including the results of an independent valuation performed by a third-party valuation specialist. The purchased represents Opexa Pharmaceuticals’ incomplete research and development programs that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date and, therefore, was expensed upon acquisition within our Consolidated Statements of Expenses.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective as of December 31, 2006 for the reason described below.

In connection with receiving comments from the Securities & Exchange Commission regarding our Annual Report on form 10-KSB filed March 16 2007, we reviewed the appropriateness of the capitalization of certain costs of acquiring various intellectual property rights versus treatment of such costs as a period expense for the period in which such rights were acquired. We identified deficiencies in our internal controls and disclosure controls related to the accounting for acquired research and development in accordance with Paragraph 11(c) of Statement of Financial Accounting Standards No. 2 (SFAS No. 2) and accounting guidance from Financial Accounting Standards Board Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4). We restated our consolidated financial statements for the year ended December 31, 2006 and for the interim periods ending March 31, 2007, June 30, 2007 and September 30, 2007, in order to correct the accounting in such financial statements with respect to acquired research and development that has no alternative future use. Since November 2007, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies by improving supervision and training of our accounting staff to understand and implement the requirements of complex accounting issues.  We have also adopted a policy whereby financial management, when dealing with the reporting of transactions that involve complex and unusual accounting matters, will formally research relevant accounting literature relating to the issues and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to accounting for the transaction(s).

There were changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

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

Exhibit 10.20	Lease Agreement dated August 19, 2005 by the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB filed March 31, 2006)
Exhibit 10.21	Purchase Agreement dated April 11, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006)
Exhibit 10.22	Registration Rights Agreement dated April 11, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 18, 2006)
Exhibit 10.23	Form of Warrant issued in connection with April 2006 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.24	Form of Broker Stock Purchase Warrant issued to MDB Capital Group LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 18, 2006)
Exhibit 10.25	Third Amendment to the Amended and Restated License Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed October 31, 2006)
Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith

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

OPEXA THERAPEUTICS, INC.

	By:	/s/DAVID B. MCWILLIAMS
David B. McWilliams President and Chief Executive Officer

Date: November 29, 2007	By:	/s/ LYNNE HOHLFELD
Lynne Hohlfeld, Chief Financial Officer and
Principal Accounting Officer