Form 10QSB/A
period 2007-03-31
Opexa Therapeutics, Inc.
filed 2007-11-30
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Number of shares outstanding of the issuer's classes of common equity, as of November 29, 2007: 6,696,784 shares of common stock.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

OPEXA THERAPEUTICS INC.
INDEX TO FORM 10-QSB/A
March 31, 2007

Item	Description	Page
	Explanatory Note	1
	Part I – FINANCIAL INFORMATION
Item 1	Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited) (RESTATED)	2

	Statements of Expenses for the Three Months Ended March 31, 2007 and 2006 and the Period from January 22, 2003 (Inception) to March 31, 2007 (unaudited) (RESTATED)	3

	Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and the Period from January 22, 2003 (Inception)to March 31, 2007 (unaudited) (RESTATED)	4

	Notes to Financial Statements (unaudited)	5
Item 2	Management's Discussion and Analysis	10
Item 3	Controls and Procedures	17

	Part II
Item 1	Legal Proceedings	18
Item 2	Recent Sales of Unregistered Securities	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits	18

	Signatures	19

Explanatory Note

We are amending our Quarterly Report on Form 10-QSB for the for the quarter ending March 31, 2007 in connection with restating our consolidated financial statements for the three months ended March 31, 2007 and 2006 and for the period January 22, 2003(Inception) to March 31, 2007.  The restatement of our financial statements is the result of our determination that the intangible assets associated with the acquisition of Opexa Pharmaceuticals, Inc., the University of Chicago technology license and the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the Peoples Republic of China technology license should have been recorded as acquired in process research and development.

The purpose of this amendment is to restate the accompanying financial statements for the reasons further described in Note 2 to the financial statements included in Item 1 (Financial Information) herein.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS (RESTATED)
(unaudited)

	Restated	Restated
	March 31,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$12,060,839	$12,019,914
Investment in marketable securities	-	2,952,096
Other current assets	782,037	472,881
Total current assets	12,842,876	15,444,891

Property & equipment, net accumulated depreciation of $444,115 and $395,284, respectively	1,373,764	1,361,377
Total assets	$14,216,640	$16,806,268

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,105,273	$868,862
Stock payable	112,440	112,440
Accrued expenses	506,302	135,069
Note payable	1,500,000	1,500,000
Current maturity of long term debt	29,337	14,080
Derivative liability	-	6,656,677
Total current liabilities	3,253,352	9,287,128

Long term liabilities:
Loan payable	130,034	96,242
Total liabilities	3,383,386	9,383,370

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	74,500,068	63,118,180
Deficit accumulated during the development stage	(67,015,165)	(59,043,633)
Total stockholders' equity	10,833,254	7,422,898
Total liabilities and stockholders' equity	$14,216,640	$16,806,268

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES (RESTATED)
Three months ended March 31, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to March 31, 2007
(unaudited)
			Restated
			Inception
	Restated	Restated	through
	2007	2006	March 31, 2007
Research and development	$3,247,466	$863,450	$43,933,146
General and administrative	849,786	1,075,882	15,056,255
Depreciation	48,831	23,050	334,086
Loss on disposal of assets	-	362	482,309
Operating loss	(4,146,083)	(1,962,744)	(59,805,796)

Interest income	178,823	19,621	955,044
Other income	-	3,385	77,003
Gain (loss) on derivative liability	-	254,140	-
Interest expense	(2,453)	(429)	(8,241,416)
Net loss	$(3,969,713)	$(1,686,027)	$(67,015,165)

Basic and diluted loss per share	$(0.59)	$(0.82)	N/A

Weighted average shares outstanding	6,696,784	2,065,430	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS (RESTATED)
Three months ended March 31, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to March 31, 2007
(unaudited)
			Restated
			Inception
	Restated	Restated	through
	2007	2006	March 31, 2007
Cash flows from operating activities
Net loss	$(3,969,713)	$(1,686,027)	$(67,015,165)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development			112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized (unrealized) gain on marketable securities	25,912	-	-
Gain on derivative liability	-	(254,140)	-
Depreciation	48,831	23,050	334,086
Debt financing costs	-	-	365,910
Option and warrant expense	723,392	484,392	10,026,936
Loss on disposition of fixed assets	-	-	482,309
Changes in:
Accounts payable	236,411	83,850	680,974
Marketable securities	2,926,184	-	-
Prepaid expenses	(309,156)	(25,965)	(777,167)
Accrued expenses	371,233	29,393	320,974
Other assets	-	(62,734)	(388,210)
Net cash provided by (used in) operating activities	53,094	(1,408,181)	(21,286,649)

Cash flows from investing activities
Purchase of property & equipment	(61,218)	(92,629)	(1,112,272)
Net cash used in investing activities	(61,218)	(92,629)	(1,112,272)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	-	26,509,412
Proceeds from debt	49,049	-	8,013,962
Repayments on notes payable	-	-	(63,614)
Net cash provided by financing activities	49,049	-	34,459,760

Net change in cash and cash equivalents	40,925	(1,500,810)	12,060,839
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	-
Cash and cash equivalents at end of period	$12,060,839	$1,059,856	$12,060,839

Cash paid for:
Income tax	$-	$-	$-
Interest	-	429	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	180,000	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities	6,656,677	-	6,656,677

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

NOTE 2– RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating these financial statements for the three months ended March 31, 2006 and 2007 and for the period January 22, 2003 (Inception) to March 31, 2007.

Following is a description of the restatements:

The Company acquired Opexa Pharmaceuticals in October 2004 and originally accounted for the acquired in process research and development of $23,991,128 as intangible assets.  In November 2007 the Company re-evaluated its accounting for acquired research and development and upon further consideration of Paragraph 11(c) of Statement of Financial Accounting Standards No. 2 (SFAS No. 2) and accounting guidance from Financial Accounting Standards Board Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), the Company determined that these assets did not have an alternative future use at the date of acquisition. Therefore, they had no separate economic value and should be accordingly expensed to research and development in the period acquired.

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

In the Consolidated Statements of Expenses, the effect of the adjustments on operating expenses, loss from operations and net loss for each of the three months ended March 31, 2006 and 2007 and the period January 22, 2003 (Inception) to March 31, 2007 was as follows:

	Three Months Ended March 31,
	2007				2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Research and development	$3,247,466	$-	(1)	$3,247,466	$738,450	$125,000	(1)	$863,450
General and administrative	849,786	-		849,786	1,075,882	-		1,075,882
Depreciation and amortization	461,106	(412,275)	(2)	48,831	432,333	(409,283)	(2)	23,050
Loss on disposal of assets	-	-		-	362	-		362
Operating loss	(4,558,358)	412,275		(4,146,083)	(2,247,027)	284,283		(1,962,744)

Interest income	178,823	-		178,823	19,621	-		19,621
Other income	-	-		-	3,385	-		3,385
Gain (loss) on derivative liability	-	-		-	254,140	-		254,140
Interest expense	(2,453)	-		(2,453)	(429)	-		(429)
Net loss	$(4,381,988)	$412,275		$(3,969,713)	$(1,970,310)	$284,283		$(1,686,027)

Basic and diluted loss per share	$(0.65)	$0.06		$(0.59)	$(0.95)	$0.14		$(0.82)

	January 22, 2003 (Inception) to
	March 31, 2007
	As Reported	Adjustment		As Restated
Research and development	$15,676,375	$28,256,771	(1)	$43,933,146
General and administrative	15,056,255	-	(2)	15,056,255
Depreciation and amortization	4,279,929	(3,945,843)		334,086
Loss on disposal of assets	482,309	-		482,309
Operating loss	(35,494,868)	(24,310,928)		(59,805,796)

Interest income	955,044	-		955,044
Other income	77,003	-		77,003
Gain (loss) on derivative liability	-	-		-
Interest expense	(8,241,416)	-		(8,241,416)
Net loss	$(42,704,237)	$(24,310,928)		$(67,015,165)

Basic and diluted loss per share	N/A	N/A		N/A

(1)
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development (i) for the three months ended 3/31/2007 in the amount of $-0-, (ii) for the three months ended 3/31/2006 in the amount of $125,000 and (iii) the period inception to 3/31/2007 in the amount of $28,256,771.

(2)
Reversal of amortization of intangible assets that should have been expensed to research and development (i) for the three months ended 3/31/2007 in the amount of $412,275, (ii) for the three months ended 3/31/2006 in the amount of $409,283 and (iii) the period inception to 3/31/2007 in the amount of $3,945,843.

In the Balance Sheet, the effect of the adjustments on Intangible Assets and Accumulated Deficit as of March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007				December 31, 2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Assets
Intangible Assets	$24,310,928	$(24,310,928)	(1)	$-	$24,723,203	$(24,723,203)	(1)	$-

Stockholders' Equity
Accumulated Deficit	$(42,704,237)	$(24,310,928)	(1)	$(67,015,165)	$(34,320,430)	$(24,723,203)	(1)	$(59,043,633)

(1)   Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development, reversal of amortization of intangible assets that should have been expensed to research and development and reversal of impairment of intangible assets that should have been expensed to research and development.   Adjustments include:
a.
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development as of  3/31/2007 in the amount of $28,256,771 and as of December 31, 2006 in the amount of $28,256,771.

b.
Reversal of amortization of intangible assets that should have been expensed to research and development as of 3/31/2007 in the amount of $3,945,843 and as of December 31, 2006 in the amount of $3,533,568.

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

NOTE 5 – OPTIONS AND WARRANTS

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

Research and Development Expenses. Research and development expense was $3,247,466 for the three months ended March 31, 2007, compared to $863,450 for the three months ended March 31, 2006.   The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin and research and development in support of pre-clinical diabetes stem cell therapies.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. We expect our research and development expense to increase as we continue to invest in the development of our technology.

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

Net loss. We had a net loss for the three months ended March 31, 2007, of $3,969,713, or $0.59 per share (basic and diluted), compared with a net loss of $1,686,027, or $0.82 per share (basic and diluted), for the three months ended March 31, 2006. The increase in net loss is primarily due to the costs of the Phase IIb clinical trial for Tovaxin™.

Liquidity and Capital Resources

     Changes in cash flow.  Cash provided by operations for the three month period ended March 31, 2007 was $53,094, as compared to $1,408,181 used by operations for the three months ended March 31, 2006. The decrease in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities and its reclassification to cash and cash equivalents.  Cash used in investing activities for the three month period ended March 31, 2007 was $61,218, as compared to $92,629 for the three months ended March 31, 2006.  The decrease was primarily due to a decrease in equipment purchases. Cash provided from financing activities for the three month period ended March 31, 2007 was $49,049, as compared to $ -0- for the three months ended March 31, 2006. The increase was due to a draw against the equipment credit line.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective for the reason described below:

In connection with receiving comments from the Securities & Exchange Commission regarding our Annual Report on form 10-KSB filed March 16 2007, we reviewed the appropriateness of the capitalization of certain costs of acquiring various intellectual property rights versus treatment of such costs as a period expense for the period in which such rights were acquired. We identified deficiencies in our internal controls and disclosure controls related to the accounting for acquired research and development in accordance with Paragraph 11(c) of Statement of Financial Accounting Standards No. 2 (SFAS No. 2) and accounting guidance from Financial Accounting Standards Board Interpretation No. 4 “Applicability of FASB Statement  No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4). We restated our consolidated financial statements for the year ended December 31, 2006 and for the interim periods ending March 31, 2007, June 30, 2007 and March 31, 2007, in order to correct the accounting in such financial statements with respect to acquired research and development that has no alternative future use. Since November 2007, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies by improving supervision and training of our accounting staff to understand and implement the requirements of complex accounting issues.  We have also adopted a policy whereby financial management, when dealing with the reporting of transactions that involve complex and unusual accounting matters, will formally research relevant accounting literature relating to the issues and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to accounting for the transaction(s).

(b)  Changes in Internal Control Over Financial Reporting.

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

     None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS.

Exhibit 10.1	Fourth Amendment to the Amended and Restated License Agreement with the University of Chicago (1)

Exhibit 31.1	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act (2)

Exhibit 31.2	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act (2)

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (2)

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (2)

(1)  Filed previously.
(2)  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

By:	/s/ DAVID B. MCWILLIAMS
David B. McWilliams
President and Chief Executive Officer

	By:	/s/ LYNNE HOHLFELD
Lynne Hohlfeld
Chief Financial Officer and Principal Accounting Officer
Date: November 29, 2007