Form 10QSB/A
period 2007-06-30
Opexa Therapeutics, Inc.
filed 2007-11-30
CIK 1069308

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

OPEXA THERAPEUTICS, INC.
INDEX TO FORM 10-QSB
June 30, 2007

Item	Description	Page
	Explanatory Note	1
	Part I – FINANCIAL INFORMATION
Item 1	Balance Sheets as of June 30, 2007 and December 31, 2006 (unaudited) (RESTATED)	2

Statements of Expenses for the Three and Six Months Ended June 30, 2007 and 2006 and the Period from January 22, 2003 (Inception) to June 30, 2007 (unaudited) (RESTATED)

Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and the Period from January 22, 2003 (Inception)to June 30, 2007 (unaudited) (RESTATED)

Notes to Financial Statements (unaudited)
		3 4 6
Item 2	Management's Discussion and Analysis	11
Item 3	Controls and Procedures	18

	Part II
Item 1	Legal Proceedings	19
Item 2	Recent Sales of Unregistered Securities	19
Item 3	Defaults Upon Senior Securities	19
Item 4	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	20
Item 6	Exhibits	20

	Signatures	20

Explanatory Note

We are amending our Quarterly Report on Form 10-QSB for the for the quarter ending June 30, 2007 in connection with restating our consolidated financial statements for the three months and six months ended June 30, 2007 and 2006 and for the period January 22, 2003(Inception) to June 30, 2007.  The restatement of our financial statements is the result of our determination that the intangible assets associated with the acquisition of Opexa Pharmaceuticals, Inc., the University of Chicago technology license and the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the Peoples Republic of China technology license should have been recorded as acquired in process research and development.

The purpose of this amendment is to restate the accompanying financial statements for the reasons further described in Note 2 to the financial statements included in Item 1 (Financial Information) herein.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS (RESTATED)
(unaudited)

	Restated	Restated
	June 30,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$8,918,101	$12,019,914
Investment in marketable securities	-	2,952,096
Other current assets	718,876	472,881
Total current assets	9,636,977	15,444,891

Property & equipment, net accumulated depreciation of $483,275 and $395,284, respectively	1,371,007	1,361,377
Total assets	$11,007,984	$16,806,268

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,273,766	$868,862
Stock payable	112,440	112,440
Accrued expenses	842,995	135,069
Note payable	1,500,000	1,500,000
Current maturity of loan payable	55,928	14,080
Derivative liability	-	6,656,677
Total current liabilities	3,785,129	9,287,128

Long term liabilities:
Loan payable	191,680	96,242
Total liabilities	3,976,809	9,383,370

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	75,191,789	63,118,180
Deficit accumulated during the development stage	(71,508,965)	(59,043,633)
Total stockholders' equity	7,031,175	7,422,898
Total liabilities and stockholders' equity	$11,007,984	$16,806,268

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES (RESTATED)
Three and Six Months ended June 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to June 30, 2007
(unaudited)

	Restated	Restated	Restated	Restated	Restated
	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006	2007
Research and development	$3,712,208	$1,554,912	$6,959,674	$2,418,362	$47,645,353
General and administrative	865,744	3,169,832	1,715,530	4,245,714	15,921,999
Depreciation	50,096	49,596	98,925	72,646	384,181
Loss on disposal of assets	4,034	-	4,034	362	486,343
Operating loss	(4,632,082)	(4,774,340)	(8,778,163)	(6,737,084)	(64,437,876)

Interest income	141,971	198,785	320,794	218,406	1,097,015
Other income	-	43,065	-	46,450	77,003
Loss on derivative liability	-	(3,532,348)	-	(3,278,208)	-
Interest expense	(3,691)	(184)	(6,144)	(613)	(8,245,107)
Net loss	$(4,493,802)	$(8,065,022)	$(8,463,513)	$(9,751,049)	$(71,508,965)

Basic and diluted loss per share	$(0.67)	$(1.34)	$(1.26)	$(2.40)	N/A

Weighted average shares outstanding	6,696,784	6,039,561	6,696,784	4,063,473	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS (RESTATED)
Six Months Ended June 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to June 30, 2007
(unaudited)

	Restated	Restated	Restated
	Six Months	Six Months	Inception
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(8,463,513)	$(9,751,049)	$(71,508,965)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for services	-		112,440
Stock issued for acquired research and development	-		26,286,589
Stock issued for services	-	180,000	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	25,912	-	-
Loss on derivative liability	-	3,278,208	-
Depreciation	98,925	72,646	384,181
Debt financing costs	-	-	365,910
Option and warrant expense	1,415,113	2,829,716	10,718,657
Loss on disposition of fixed assets	4,034	-	486,343
Changes in:
Accounts payable	404,906	(6,626)	849,468
Marketable securities	2,926,184	-	-
Prepaid expenses	(245,995)	(458,332)	(714,006)
Accrued expenses	707,926	402,779	657,667
Other assets	-	-	(388,210)
Net cash provided by (used in) operating activities	(3,126,508)	(3,452,658)	(24,466,251)

Cash flows from investing activities
Purchase of property & equipment	(112,591)	(341,314)	(1,163,645)
Disposition of property & equipment	-	1,085	-
Net cash used in investing activities	(112,591)	(340,229)	(1,163,645)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	21,163,763	26,509,412
Proceeds from debt	137,286	-	8,102,199
Repayments on notes payable	-	-	(63,614)
Net cash provided by financing activities	137,286	21,163,763	34,547,997

Net change in cash and cash equivalents	(3,101,813)	17,370,876	8,918,101
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	-
Cash and cash equivalents at end of period	$8,918,101	$19,931,542	$8,918,101

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities	6,656,677	-	6,656,677

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

NOTE 2– RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating these financial statements for the three months and six months ended June 30, 2006 and 2007 and January 22, 2003 (Inception) to June 30, 2007.

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

In the Consolidated Statements of Expenses, the effect of the adjustments on operating expenses, loss from operations and net loss for each of the three months and six months ended June 30, 2006 and 2007 and January 22, 2003 (Inception) to June 30, 2007 was as follows:

	Three Months Ended June 30,
	2007				2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Research and development	$3,712,208	$-	(1)	$3,712,208	$1,554,912	$-	(1)	$1,554,912
General and administrative	865,744	-		865,744	3,169,832	-		$3,169,832
Depreciation and amortization	462,370	(412,275	)(2)	50,096	460,442	(410,846	)(2)	$49,596
Loss on disposal of assets	4,034	-		4,034	-	-		$-
Operating loss	(5,044,356)	412,275		(4,632,082)	(5,185,186)	410,846		(4,774,340)

Interest income	141,971	$-		141,971	198,785	-		$198,785
Other income	-	-		-	43,065	-		$43,065
Gain (loss) on derivative liability	-	-		-	(3,532,348)	-		$(3,532,348)
Interest expense	(3,691)	-		(3,691)	(184)	-		$(184)
Net loss	$(4,906,076)	$412,275		$(4,493,802)	$(8,475,868)	$410,846		$(8,065,022)

Basic and diluted loss per share	$(0.73)	$0.06		$(0.67)	$(1.40)	$0.07		$(1.34)

	Six Months Ended June 30,
	2007				2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Research and development	$6,959,674	$-	(1)	$6,959,674	$2,293,362	$125,000	(1)	$2,418,362
General and administrative	1,715,530	-		1,715,530	4,245,714	-		4,245,714
Depreciation and amortization	923,476	(824,551	)(2)	98,925	892,775	(820,129	)(2)	72,646
Loss on disposal of assets	4,034	-		4,034	362	-		362
Operating loss	(9,602,714)	824,551		(8,778,163)	(7,432,213)	695,129		(6,737,084)

Interest income	320,794	-		320,794	218,406	-		218,406
Other income	-	-		-	46,450	-		46,450
Gain (loss) on derivative liability	-	-		-	(3,278,208)	-		(3,278,208)
Interest expense	(6,144)	-		(6,144)	(613)	-		(613)
Net loss	$(9,288,064)	$824,551		$(8,463,513)	$(10,446,178)	$695,129		$(9,751,049)

Basic and diluted loss per share	$(1.39)	$0.12		$(1.26)	$(2.57)	$0.17		$(2.40)

	January 22, 2003 (Inception) to
	June 30, 2007
	As Reported	Adjustment		As Restated
Research and development	$19,388,583	$28,256,770	(1)	$47,645,353
General and administrative	15,921,999	-		15,921,999
Depreciation and amortization	4,742,299	(4,358,118	)(2)	384,181
Loss on disposal of assets	486,343	-		486,343
Operating loss	(40,539,224)	(23,898,652)		(64,437,876)

Interest income	1,097,015	-		1,097,015
Other income	77,003	-		77,003
Gain (loss) on derivative liability	-	-		-
Interest expense	(8,245,107)	-		(8,245,107)
Net loss	$(47,610,313)	$(23,898,652)		$(71,508,965)

Basic and diluted loss per share	N/A	N/A		N/A

(1)
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development (i) for the three months ended 6/30/2007 and 6/30/2006 in the amount of $-0-, (ii) for the six months ended 6/30/2007 in the amount of $-0- and for the six months ended 6/30/2006 in the amount of and $125,000 and (iii) for the period inception to 6/30/2007 in the amount of $28,256,770.

(2)
Reversal of amortization of intangible assets that should have been expensed to research and development (i) for the three months ended 6/30/2007 $412,275 and for the three months ended 6/30/2006 in the amount of $410,846, (ii) for the six months ended 6/30/2007 in the amount of $824,551 and for the six months ended 6/30/2006 in the amount of $820,129 and  (iii) inception to 6/30/2007 in the amount of $4,358,118.

In the Balance Sheet, the effect of the adjustments on Intangible Assets and Accumulated Deficit as of June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007				December 31, 2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Assets
Intangible Assets	$23,898,652	$(23,898,652	)(1)	$-	$24,723,203	$(24,723,203	)(1)	$-

Stockholders' Equity
Accumulated Deficit	$(47,610,313)	$(23,898,652	)(1)	$(71,508,965)	$(34,320,430)	$(24,723,203	)(1)	$(59,043,633)

(1) Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development, reversal of amortization of intangible assets that should have been expensed to research and development and reversal of impairment of intangible assets that should have been expensed to research and development.   Adjustments include:
a.
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development as of 6/30/2007 in the amount of $28,256,771 and as of December 31, 2006 in the amount of $28,256,771.

b.
Reversal of amortization of intangible assets that should have been expensed to research and development as of 6/30/2007 in the amount of $4,358,119 and as of December 31, 2006 in the amount of $3,533,568.

NOTE 3– CASH AND CASH EQUIVALENTS

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

At June 30, 2007, Opexa invested approximately $7.0 million in A-1/P-1 commercial paper with an average market yield of 5.38% and average time to maturity of less than one month. At June 30, 2007 $1.9 million was invested in a money market account with an average yield of 5.18%. Interest income of $320,794 was recognized for the six months ended June 30, 2007 in the statements of expenses.

NOTE 4 – COMMITMENTS

In June 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC, a contract research organization focused on managing central nervous system trials.  Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds in the amount of (i) $400,000 for professional fees, (ii) $60,000 for out of pocket expenses and (iii) $175,000 for investigator grants.   The fee advance is applied 1/12th per month to invoices and replenished once 75% depleted.  The out of pocket advance will be held and applied to the final invoice.  The investigator grant advance is used as a draw down advance and replenished once 75% depleted.  This process will continue until the end of the study.  In June 2007 Opexa made a replenishment advance of $175,000 for investigator grants.  As of June 30, 2007 the advance balance to PharmaNet, LLC was $568,335.

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

NOTE 8 – SUBSEQUENT EVENTS

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

Net loss. We had a net loss for the three months ended June 30, 2007, of $4,493,802, or $0.67 per share (basic and diluted), compared with a net loss of $8,065,022, or $1.34 per share (basic and diluted), for the three months ended June 30, 2006. The decrease in net loss is primarily due to a reduction in stock-based compensation expense and loss on derivative instruments, offset in part by the increase in costs of the Phase IIb clinical trial for Tovaxin.

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

Research and Development Expenses. Research and development expense was $6,959,674 for the six months ended June 30, 2007, compared to $,2,418,362 for the six months ended June 30, 2006.   The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin, research and development in support of pre-clinical diabetes stem cell therapies and stock compensation expense recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. We expect our research and development expense to increase as we continue to invest in the development of our technology.

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

Net loss. We had a net loss for the six months ended June 30, 2007, of $8,463,513, or $1.26 per share (basic and diluted), compared with a net loss of $9,751,049, or $2.40 per share (basic and diluted), for the six months ended June 30, 2006. The decrease in net loss is primarily due to a reduction in stock-based compensation expense and loss on derivative instruments, offset in part by the increase in costs of the Phase IIb clinical trial for Tovaxin.

Liquidity and Capital Resources

     Changes in cash flow.  Cash used in operations for the six month period ended June 30, 2007 was $3,126,508, as compared to $3,452,658 used in operations for the six months ended June 30, 2006. The decrease in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities and its reclassification to cash and cash equivalents and by an increase in accrued expenses resulting from the Phase IIb clinical trial, offset in part by an increase in operating expenses.  Cash used in investing activities for the six month period ended June 30, 2007 was $112,591, as compared to $340,229 for the six months ended June 30, 2006.  The decrease was primarily due to the license payment made to Shanghai Institute related to the license obtained during the six months ended June 30, 2006 for its rheumatoid arthritis T-cell technology and a decrease in equipment purchases. Cash provided from financing activities for the six month period ended June 30, 2007 was $137,286, as compared to $21,163,763 for the six months ended June 30, 2006. The decrease was due to the proceeds from the April 2006 equity financing.

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

 The timing and degree of any future capital requirements will depend on many factors, including:

•	scientific progress in our research and development programs;

•	the accuracy of the assumptions underlying our estimates for capital needs in 2007 and beyond;

•	the magnitude and scope of our research and development programs;

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective for the reason described below:

In connection with receiving comments from the Securities & Exchange Commission regarding our Annual Report on form 10-KSB filed March 16 2007, we reviewed the appropriateness of the capitalization of certain costs of acquiring various intellectual property rights versus treatment of such costs as a period expense for the period in which such rights were acquired. We identified deficiencies in our internal controls and disclosure controls related to the accounting for acquired research and development in accordance with Paragraph 11(c) of Statement of Financial Accounting Standards No. 2 (SFAS No. 2) and accounting guidance from Financial Accounting Standards Board Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4). We restated our consolidated financial statements for the year ended December 31, 2006 and for the interim periods ending March 31, 2007, June 30, 2007 and June 30, 2007, in order to correct the accounting in such financial statements with respect to acquired research and development that has no alternative future use. Since November 2007, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies by improving supervision and training of our accounting staff to understand and implement the requirements of complex accounting issues.  We have also adopted a policy whereby financial management, when dealing with the reporting of transactions that involve complex and unusual accounting matters, will formally research relevant accounting literature relating to the issues and, if necessary, retain the services of a qualified certified public accountant, other than our independent auditor, to assist us with respect to accounting for the transaction(s).

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