Form 10QSB/A
period 2007-09-30
Opexa Therapeutics, Inc.
filed 2007-11-30
CIK 1069308

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

OPEXA THERAPEUTICS, INC.
INDEX TO FORM 10-QSB
September 30, 2007

Item	Description	Page
	Explanatory Note	1
	Part I – FINANCIAL INFORMATION
Item 1	Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited) (RESTATED)	2
	Statements of Expenses for the Three and Nine Months Ended September 30, 2007 and 2006 and the Period from January 22, 2003 (Inception) to September 30, 2007 (unaudited) (RESTATED)	3
	Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and the Period from January 22, 2003 (Inception)to September 30, 2007 (unaudited) (RESTATED)	4
	Notes to Financial Statements (unaudited)	5
Item 2	Management's Discussion and Analysis	11
Item 3	Controls and Procedures	18

	Part II
Item 1	Legal Proceedings	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3	Defaults Upon Senior Securities	19
Item 4	Submission of Matters to a Vote of Security Holders	19
Item 5	Other Information	19
Item 6	Exhibits	19

	Signatures	20

Explanatory Note

We are amending our Quarterly Report on Form 10-QSB for the for the quarter ending September 30, 2007 in connection with restating our consolidated financial statements for the three months and nine months ended September 30, 2007 and 2006 and for the period January 22, 2003(Inception) to September 30, 2007.  The restatement of our financial statements is the result of our determination that the intangible assets associated with the acquisition of Opexa Pharmaceuticals, Inc., the University of Chicago technology license and the Shanghai Institutes for Biological Sciences, Chinese Academy of Sciences of the Peoples Republic of China technology license should have been recorded as acquired in process research and development.

The purpose of this amendment is to restate the accompanying financial statements for the reasons further described in Note 3 to the financial statements included in Item 1 (Financial Information) herein.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS (RESTATED)
(unaudited)

	Restated	Restated
	September 30,	December 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$5,844,299	$12,019,914
Investment in marketable securities	-	2,952,096
Other current assets	385,717	472,881
Total current assets	6,230,016	15,444,891

Property & equipment, net accumulated depreciation of $532,585 and $395,284, respectively	1,355,753	1,361,377
Total assets	$7,585,769	$16,806,268

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,226,879	$868,862
Stock payable	-	112,440
Accrued expenses	791,134	135,069
Note payable	-	1,500,000
Current maturity of loan payable	59,224	14,080
Derivative liability	-	6,656,677
Total current liabilities	2,077,237	9,287,128

Long term liabilities:
Loan payable	177,339	96,242
Total liabilities	2,254,576	9,383,370

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares	-	-
authorized, none issued and outstanding
Common stock, $0.50 par value, 100,000,000 shares authorized,	3,348,351	3,348,351
6,696,784 shares issued and outstanding
Additional paid in capital	75,863,587	63,118,180
Deficit accumulated during the development stage	(73,880,745)	(59,043,633)
Total stockholders' equity	5,331,193	7,422,898
Total liabilities and stockholders' equity	$7,585,769	$16,806,268

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES (RESTATED)
Three and Nine Months ended September 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to September 30, 2007
(unaudited)

	Restated	Restated	Restated	Restated	Restated
	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
Research and development	$3,189,256	$2,113,878	$10,148,930	$4,532,240	$50,834,610
General and administrative	842,079	1,430,507	2,557,609	5,676,221	16,764,078
Depreciation	50,446	49,824	149,371	122,469	434,627
Loss on disposal of assets	-	2,015	4,034	2,377	486,343
Operating loss	(4,081,781)	(3,596,224)	(12,859,944)	(10,333,307)	(68,519,658)

Interest income	102,292	259,141	423,086	477,547	1,199,307
Other income	-	-	-	46,450	77,003
Gain on extinguishment of debt	1,612,440	-	1,612,440	-	1,612,440
Gain (loss) on derivative liability	-	2,418,078	-	(860,130)	-
Interest expense	(4,731)	(278)	(10,875)	(891)	(8,249,838)
Net loss	$(2,371,780)	$(919,283)	$(10,835,293)	$(10,670,331)	$(73,880,745)

Basic and diluted loss per share	$(0.35)	$(0.14)	$(1.62)	$(2.16)	N/A

Weighted average shares outstanding	6,696,784	6,696,784	6,696,784	4,950,862	N/A

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS (RESTATED)
Nine Months Ended September 30, 2007 and 2006 and the
Period from January 22, 2003 (Inception) to September 30, 2007
(unaudited)

	Restated	Restated	Restated
	Nine Months	Nine Months	Inception
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(10,835,293)	$(10,670,331)	$(73,880,745)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for services	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	180,000	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	25,912	-	-
Loss on derivative liability	-	860,130	-
(Gain) on extinguishment of debt	(1,612,440)	-	(1,612,440)

Depreciation	149,371	122,469	434,627
Debt financing costs	-	-	365,910
Option and warrant expense	2,086,911	3,649,583	11,390,455
Loss on disposition of fixed assets	4,034	2,377	486,343
Changes in:
Accounts payable	358,018	381,109	802,580
Marketable securities	2,926,184	-	-
Prepaid expenses	87,164	(387,217)	(380,847)
Accrued expenses	656,065	(37,419)	605,806
Other assets	-	-	(388,210)
Net cash used in operating activities	(6,154,074)	(5,899,299)	(27,493,817)

Cash flows from investing activities
Purchase of property & equipment	(147,782)	(487,567)	(1,198,836)
Net cash used in investing activities	(147,782)	(487,567)	(1,198,836)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	-	21,153,520	26,509,412
Proceeds from debt	137,286	-	8,102,199
Repayments on notes payable	(11,045)	-	(74,659)
Net cash provided by financing activities	126,241	21,153,520	34,536,952

Net change in cash and cash equivalents	(6,175,615)	14,766,654	5,844,299
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	-
Cash and cash equivalents at end of period	$5,844,299	$17,327,320	$5,844,299

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities	6,656,677	-	6,656,677

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

NOTE 2 - GOING CONCERN

Opexa incurred a net loss of approximately $10.7 million for the nine months ended September 30, 2007 and has an accumulated deficit of approximately $73.9 million  Cash balance of $5.8 million as of September 30, 2007 is not sufficient to fund our operations for the next twelve months with a current burn rate of approximately $1 million per month. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management will seek to raise additional capital through sales of convertible debt and/or equity. The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company is restating these financial statements for the three months and nine months ended September 30, 2006 and 2007 and the period January 22, 2003 (Inception) to September 30, 2007.

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

In the Consolidated Statements of Expenses, the effect of the adjustments on operating expenses, loss from operations and net loss for each of the three months and nine months ended September 30, 2006 and 2007 and the period January 22, 2003 (Inception) to September 30, 2007 was as follows:

	Three Months Ended September 30,
	2007				2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Research and development	$3,189,256	$-	(1)	$3,189,256	$2,113,878	$-	(1)	$2,113,878
General and administrative	842,079	-		842,079	1,430,507	-		1,430,507
Depreciation and amortization	463,630	(413,184	)(2)	50,446	462,098	(412,274	)(2)	49,824
Loss on impairment of intangible asset	1,139,677	(1,139,677	)(3)	-	-	-	(3)	-
Loss on disposal of assets	-	-		-	2,015	-		2,015
Operating loss	(5,634,642)	1,552,861		(4,081,781)	(4,008,498)	412,274		(3,596,224)

Interest income	102,292	-		102,292	259,141	-		259,141
Other income	-	-		-	-	-		-
Gain on extinguishment of debt	1,612,440			1,612,440	-			-
Gain (loss) on derivative liability	-	-		-	2,418,078	-		2,418,078
Interest expense	(4,731)	-		(4,731)	(278)	-		(278)
Net loss	$(3,924,641)	$1,552,861		$(2,371,780)	$(1,331,557)	$412,274		$(919,283)

Basic and diluted loss per share	$(0.59)	$0.23		$(0.35)	$(0.20)	$0.06		$(0.14)

	Nine Months Ended September 30,
	2007				2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Research and development	$10,148,930	$-	(1)	$10,148,930	$4,407,240	$125,000	(1)	$4,532,240
General and administrative	2,557,609	-		2,557,609	5,676,221	-		5,676,221
Depreciation and amortization	1,387,106	(1,237,735	)(2)	149,371	1,354,873	(1,232,404	)(2)	122,469
Loss on impairment of intangible asset	1,139,677	(1,139,677	)(3)	-	-	-	(3)	-
Loss on disposal of assets	4,034	-		4,034	2,377	-		2,377
Operating loss	(15,237,356)	2,377,412		(12,859,944)	(11,440,711)	1,107,404		(10,333,307)

Interest income	423,086	-		423,086	477,547	-		477,547
Other income	-	-		-	46,450	-		46,450
Gain on extinguishment of debt	1,612,440			1,612,440	-			-
Gain (loss) on derivative liability	-	-		-	(860,130)	-		(860,130)
Interest expense	(10,875)	-		(10,875)	(891)	-		(891)
Net loss	$(13,212,705)	$2,377,412		$(10,835,293)	$(11,777,735)	$1,107,404		$(10,670,331)

Basic and diluted loss per share	$(1.97)	$0.36		$(1.62)	$(2.38)	$0.22		$(2.16)

	January 22, 2003 (Inception) to
	September 30, 2007
	As Reported	Adjustment		As Restated
Research and development	$22,577,839	$28,256,771	(1)	$50,834,610
General and administrative	16,764,078	-		16,764,078
Depreciation and amortization	5,205,929	(4,771,302	)(2)	434,627
Loss on impairment of intangible asset	1,139,677	(1,139,677	)(3)	-
Loss on disposal of assets	486,343	-		486,343
Operating loss	(46,173,866)	(22,345,792)		(68,519,658)

Interest income	1,199,307	-		1,199,307
Other income	77,003	-		77,003
Gain on extinguishment of debt	1,612,440			1,612,440
Gain (loss) on derivative liability	-	-		-
Interest expense	(8,249,838)	-		(8,249,838)
Net loss	$(51,534,954)	$(22,345,792)		$(73,880,745)

Basic and diluted loss per share	N/A	N/A		N/A

(1)
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development (i) for the three months ended 9/30/2007 and 9/30/2006 in the amount of $-0-, (ii) for the nine months ended 9/30/2007 in the amount of $-0- and for the nine months ended 9/30/2006 in the amount of $125,000 and (iii) for the period inception to 9/30/2007 in the amount of $28,256,771.

(2)
Reversal of amortization of intangible assets that should have been expensed to research and development (i) for the three months ended 9/30/2007 $413,184 and for the three months ended 9/30/2006 in the amount of $412,274 (ii) for the nine months ended 9/30/2007 in the amount of $1,237,735 and for the nine months ended 9/30/2006 in the amount of $1,232,404 and  (iii) for the period inception to 9/30/2007 in the amount of $4,771,302.

(3)
Reversal of impairment of intangible assets that should have been expensed to research and development (i) for the three months ended 9/30/2007 $1,139,677 and for the three months ended 9/30/2006 in the amount of $-0-, (ii) for the nine months ended 9/30/2007 in the amount of $1,139,677 and for the nine months ended 9/30/2006 in the amount of $-0-and  (iii) for the period inception to 9/30/2007 in the amount of $1,139,677.

In the Balance Sheet, the effect of the adjustments on Intangible Assets and Accumulated Deficit as of September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007				December 31, 2006
	As Reported	Adjustment		As Restated	As Reported	Adjustment		As Restated
Assets
Intangible Assets	$22,345,791	$(22,345,791	)(1)	$-	$24,723,203	$(24,723,203	)(1)	$-

Stockholders' Equity
Accumulated Deficit	$(51,534,954)	$(22,345,791	)(1)	$(73,880,745)	$(34,320,430)	$(24,723,203	)(1)	$(59,043,633)

(1)   Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development, reversal of amortization of intangible assets that should have been expensed to research and development and reversal of impairment of intangible assets that should have been expensed to research and development.   Adjustments include:
a.
Adjustment for capitalizing acquired research and development to intangible assets that should have been expensed to research and development as of 9/30/2007 in the amount of $28,256,771 and as of December 31, 2006 in the amount of $28,256,771.

b.
Reversal of amortization of intangible assets that should have been expensed to research and development as of 9/30/2007 in the amount of $4,771,302 and as of December 31, 2006 in the amount of $3,533,568.

c.
Reversal of impairment of intangible assets that should have been expensed to research and development for the period inception to 9/30/2007 in the amount of $1,139,677 and as of December 31, 2006 in the amount of $-0-.

NOTE 4 – CASH AND CASH EQUIVALENTS

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – LOAN PAYABLE

Loan payable consists of an equipment line of $250,000 with Wells Fargo of which $236,563 was outstanding as of September 30, 2007. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

NOTE 7 – OPTIONS AND WARRANTS

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

NOTE 8 – DERIVATIVE INSTRUMENTS

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

NOTE 9 – LICENSES AND GAIN ON EXTINGUISHMENT OF DEBT

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

Net loss. We had a net loss for the three months ended September 30, 2007, of $2,371,780, or $0.35 per share (basic and diluted), compared with a net loss of $919,283, or $0.14 per share (basic and diluted), for the three months ended September 30, 2006. The increase in net loss is primarily due to the costs of the Phase IIb clinical trial for Tovaxin offset by a reduction in stock-based compensation expense and gain on extinguishment of debt.

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

Research and Development Expenses. Research and development expense was $10,148,930 for the nine months ended September 30, 2007, compared to $4,532,240 for the nine months ended September 30, 2006.  The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin, research and development in support of pre-clinical diabetes stem cell therapies and stock compensation expense recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. We expect our research and development expense to increase as we continue to invest in the development of our technology.

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

Net loss. We had a net loss for the nine months ended September 30, 2007, of $10,835,293, or $1.62 per share (basic and diluted), compared with a net loss of $10,670,331, or $2.16 per share (basic and diluted), for the nine months ended September 30, 2006. The increase in net loss is primarily due to the costs associated with the Phase IIb clinical trial for Tovaxin offset by a reduction in stock-based compensation expense, gain on extinguishment of liability and loss on derivative instruments.

Liquidity and Capital Resources

     Changes in cash flow.  Cash used in operations for the nine month period ended September 30, 2007 was $6,154,074, as compared to $5,899,299 used in operations for the nine months ended September 30, 2006. The increase in cash used in operations is primarily due to an increase in operating expenses offset in part by the maturity of approximately $2.9 million in marketable securities and its reclassification to cash and cash equivalents and by an increase in accrued expenses resulting from the Phase IIb clinical trial.  Cash used in investing activities for the nine month period ended September 30, 2007 was $147,782, as compared to $487,567 for the nine months ended September 30, 2006.  The decrease was primarily due to a decrease in equipment purchases and the license payment made to Shanghai Institute related to the license obtained during the nine months ended September 30, 2006 for its rheumatoid arthritis T-cell technology. Cash provided from financing activities for the nine month period ended September 30, 2007 was $126,241, as compared to $21,153,520 for the nine months ended September 30, 2006. The decrease was due to the proceeds from the April 2006 equity financing.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2007, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective for the reason described below:

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