Form 10-K
period 2007-12-31
Opexa Therapeutics, Inc.
filed 2008-03-18
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0333165
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2635 N Crescent Ridge Drive, The Woodlands, Texas	77381
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 272-9331

Securities registered pursuant to Section 12(b) of the Act: Series E Warrant

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

☐Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

 As of March 13, 2008, 10,196,784 shares of the registrant’s common stock, par value $0.50 per share, were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 13, 2008 based upon the closing price as of such date was approximately $8.8 million.

Forward Looking Statements

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation, belief, estimation, intent, anticipation, development, trial, contingency and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, and the potential market opportunities.  These statements relate to events and/or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or the industry in which we operate to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors" and those described elsewhere in this report.

In some cases, you can identify forward-looking statements by our use of terms such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," “intends,” "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

•	Our ability to conduct successful clinical trials in a timely manner;

•	Our ability to raise capital to finance our operations;

•	Our ability to compete in the markets in which we expect to market our products;

•	Our ability to generate revenue from the commercialization and sale of our products;

•	Our ability to obtain regulatory approval for our products from the FDA;

•	Our ability to ensure the safety and efficacy of our products;

•	Our ability to obtain and protect proprietary technologies;

•	Our ability to attract and retain talented employees;

•	Our ability to manufacture our products on a commercial-scale;

•	Our ability to meet our obligations under our license agreements;

•	The availability of third party reimbursement policies to sustain a market for our products;

•	The acceptance of our product candidates in the medical community; and

•
A variety of other risks common to our industry and development stage companies, including ongoing regulatory review, legislative and regulatory changes and public and investment community perceptions of our industry.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform prior statements to actual results.

PART I

ITEM 1. BUSINESS.

Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this annual report to refer to the businesses of Opexa Therapeutics, Inc.

We are a biopharmaceutical company developing autologous cellular therapies to treat several major illnesses, including multiple sclerosis (MS), rheumatoid arthritis (RA), and diabetes. These therapies are based on our proprietary T-cell and adult stem cell technologies.  The information discussed related to our product candidates is preliminary and investigative.  Our product candidates are not approved by the Food and Drug Administration (FDA).

T-Cell Therapy

We have an exclusive worldwide license from Baylor College of Medicine (or Baylor) to an individualized T-cell therapeutic vaccine, Tovaxin®, which is in a United States (U.S.) FDA Phase IIb human clinical trial to evaluate its safety and effectiveness in treating MS.

MS is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system (CNS). Tovaxin consists of attenuated patient-specific myelin reactive T-cells (MRTCs) against peptides from one or more of the primary proteins on the surface of the myelin sheath (myelin basic protein (MBP), proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG)). Patient-specific MRTCs are expanded in culture with specific peptides identified by our proprietary test of the patient’s peripheral blood. The cells are then attenuated by gamma irradiation, and returned to the patient as a subcutaneous injection. Although further testing is necessary, results from our initial human trials appear to indicate that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, resulting in a reduction in the level of harmful T-cells.

We believe that our initial human trials suggest that Tovaxin safely induces the depletion and regulation of MRTCs, possibly stabilizing the disease, reducing the annualized relapse rate, and potentially improving the disability scores of patients. Patients treated in a 10-subject, open-label Phase I/II dose escalation clinical trial with Tovaxin have experienced minimal side effects and the “per protocol” analysis of patients treated with Tovaxin achieved a 90% reduction (p=0.0039) in annualized relapse rate (ARR). The group treated with the mid dose (30-45 x 106 attenuated T-cells) achieved a 100% reduction in ARR. The Phase IIb trial is being conducted with the mid dose. In November 2006, we enrolled the first patient in a double blind, placebo controlled, 150 patient Phase IIb clinical trial. We completed enrollment of all 150 patients in May 2007.

In a one-year, 8-subject extension clinical trial of relapsing remitting (RRMS) and secondary progressive  multiple sclerosis (SPMS) subjects, the “per-protocol” analysis of Tovaxin therapy achieved a 92% (p=0.0078) reduction in annualized relapse rate (ARR) in subjects who received two treatment doses of 30-45 x 106 attenuated T-cells eight weeks apart and were monitored for an additional 44 weeks. Subjects in the extension study had previously been treated an average of approximately 5 years earlier at Baylor College of Medicine under the direction of the inventor of Tovaxin Jingwu Zhang, M.D., Ph.D with an early version of the T-cell vaccine.

Preclinical Development

Our Rheumatoid Arthritis (RA) T-cell vaccination (TCV) technology is conceptually similar to Tovaxin. RA is an autoimmune T-cell-mediated disease in which pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints and erosion into cartilage and bone. Our RA TCV technology allows the isolation of these pathogenic T-cells from synovial fluid drawn from a patient. We can expand and attenuate these T-cells in our laboratory. The attenuated T-cells can then be injected subcutaneously into patients with the goal of inducing an immune response directed at the Pathogenic T-cells in the patient’s body. We believe this immune response could reduce the level of pathogenic T-cells and potentially allow the reduction of joint swelling in RA patients.

Stem Cell Therapy

We have developed a proprietary adult stem cell technology to produce monocyte-derived stem cells (MDSC) from blood. These MDSC can be derived from a patient’s monocytes, expanded in our laboratories, and then administered to the same patient. We believe that because this is an autologous therapy, there should be no immunological problems. Normally, allogenic cells trigger host immune responses and require the use of anti-rejection drugs.

Our multi-potent stem cell is derived from peripheral blood monocytes which when cultured under defined conditions are able to further differentiate into several cellular lineages. Molecular biology and cellular analysis studies have shown that these MDSCs have specific markers that distinguish them from other stem cells. In addition these studies have also shown a time-dependence for the expression of these markers during the growth and differentiation of MDSCs. In vitro experiments with MDSCs have shown their capacity to differentiate as hematopoietic, epithelial, endothelial, endocrine and neuronal cells. Our main focus is the further development of this monocyte-derived stem cell (MDCS) technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diseases such diabetes mellitus and cardiovascular disease.

Other Opportunities

We may conduct basic research to determine the potential use of stem cells and differentiated cells in other indications, such as macular degeneration, stroke, myocardial infarction, wound healing and Parkinson’s disease. We will attempt to partner or sublicense some of these indications if they are not pursued for internal development. For those indications where we believe we can participate commercially, we also desire to partner in key commercial markets outside of the U.S.

Our Products and Services

Our T-cell Platform

Multiple Sclerosis—Background

In the U.S., approximately 400,000 people suffer from MS, a chronic progressive autoimmune disease of the central nervous system (CNS) that is caused by myelin autoreactive T-cells progressively eroding the myelin that surrounds and insulates nerve fibers of the brain and spinal cord resulting in varying amounts of disability. Globally, there are approximately 2.5 million MS patients representing a drug market believed to be approximately $5 billion in 2005. The US markets accounted for slightly more than 50 percent of global MS sales in 2005, approximately $2.5 billion. MS remains a challenging autoimmune disease to treat because the pathophysiologic mechanisms are diverse, and the chronic, unpredictable course of the disease makes it difficult to determine whether the favorable effects of short-term treatment will be sustained. Therapies that are easy to use and can safely prevent or stop the progression of disease represent the greatest unmet need in MS.

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

Some subjects, who have the appropriate genetic background, have increased susceptibility for the in vivo activation and expansion of myelin autoreactive T-cells. These myelin autoreactive T-cells may remain dormant, but at some point they are activated in the periphery, thus enabling them to cross the blood-brain barrier (BBB) and infiltrate the healthy tissue of the brain and spinal cord. The cascade of pathogenic events leads to demyelination of axons, which causes nerve impulse transmissions to diffuse into the tissue resulting in disability to the subject.

 Current Therapy for Multiple Sclerosis

Current MS disease modifying drugs on the market are mostly palliative and generally work by modulation or suppression of the immune system. These therapies for MS are dominated by three forms of interferon that when used as therapies, require frequent subcutaneous or intramuscular injections (Avonex, Betaseron and Rebif). Copaxone is an immunomodulator that is administered daily. Novantrone (mitoxanthrone) is an immunosuppressive drug that can only be given four times per year with a lifetime limit of 8 to 12 doses. All of the current therapies only claim to slow the progression of MS and present significant patient compliance challenges because of the dosing schedule, limited decrease in relapse rate and side effects profile The interferon formulations produce severe flu-like symptoms, injection site reactions, infection and neutralizing antibodies (ranging from 5% to 45%) that limit the efficacy of treatment. Copaxone causes significant injection site reactions; while Novantrone causes infections, bone marrow suppression, nausea, hair thinning, bladder infections, and mouth sores. These drugs must be administered daily to weekly. Tysabri®, a selective adhesion molecule inhibitor (an alpha 4 integrin antagonist), represents another class of MS drugs that works by preventing immune system cells  from crossing the BBB and from moving  into the central nervous system (CNS). Tysabri® requires a once per month infusion and has been reintroduced to the market after being originally withdrawn in 2005 based on safety concerns over several patient deaths due to a virally mediated brain inflammation.

Tovaxin for Multiple Sclerosis

We believe that Tovaxin works selectively on the myelin autoreactive T-cells by harnessing the body’s natural immune defense system and feedback mechanisms to deplete these T-cells and induce favorable immune regulatory responses by rebalancing the immune system. Tovaxin is manufactured by taking the MRTCs from the blood, expanding them to a therapeutic dose ex-vivo, and attenuating them with gamma irradiation to prevent DNA replication. These attenuated MRTCs are then injected subcutaneously into the body in large quantities. The body recognizes specific T-cell receptor molecules of these MRTCs as foreign and mounts an immune response reaction against them, not only destroying the injected attenuated MRTCs, but also the circulating, myelin autoreactive T-cells carrying the peptide-specific T-cell receptor molecules. In addition, T-cell activation molecules on the surface of the activated MRTCs used as vaccine induce favorable immune regulatory responses, which promote anti-inflammatory responses. Because the therapy uses an individual’s own cells, the only directly identifiable side effect, observed thus far, is injection site reaction in a small percentage of the patients. These reactions are minor and generally clear within 24 hours.

We believe that this technology platform may have applications in other T-cell mediated diseases such as Crohn’s disease, psoriasis, RA and Type 1diabetes.

Tovaxin Manufacturing

We manufacture our TCV therapy in our own Good Manufacturing Practice (“GMP”) facility. The TCV technology used to produce Tovaxin is similar to that of traditional microbial vaccine technology, where the pathogen (or the attenuated derivative) is used to derive the protective antigens necessary to induce protective immune responses. In preparing the Tovaxin for a patient, the myelin autoreactive T-cells causing the disease are taken from the blood, specifically identified, and expanded ex vivo by incubating these T-cells with selected peptides in the presence of antigen-presenting cells and growth factors. Myelin-peptide reactive T-cells are grown to therapeutic levels and cryopreserved. Prior to use, the MRTCs are expanded, formulated, and attenuated (by irradiation) to render them incompetent to replicate but viable for therapy. These attenuated T-cells are administered in a defined schedule of subcutaneous injections. We have shown that a single draw of a 500 ml bag of patient blood is sufficient to provide a full year’s therapeutic regimen of Tovaxin.

Clinical Development of Tovaxin

Tovaxin is currently in a Phase IIb clinical trial. Patients treated in our Phase I/II open-label studies with Tovaxin have experienced minimal side effects, an approximate 90% average reduction in annualized relapse rate and improvements in their Kurtzke Expanded Disability Status Scale (EDSS), a scoring method used to measure the disability of MS patients.

Tovaxin Phase IIb Clinical Trial

The Phase IIb trial, entitled “A Multicenter, Randomized, Double-Blind, Placebo-Controlled Study of Subcutaneous Tovaxin in Subjects with Clinically Isolated Syndrome or Relapsing Remitting Multiple Sclerosis”, is a multi-site double-blind, randomized, placebo-controlled 150 (100 treated, 50 placebo) patient trial. The trial is being conducted at 33 sites in the U.S. The primary endpoint will be brain lesion evaluation (the total number of gadolinium-enhancing lesions) via MRI with a secondary endpoint being annual relapse rate. This trial is designed to demonstrate the safety and efficacy of Tovaxin. We completed enrollment in May 2007 and expect top-line results at the end of the third quarter of 2008.

Preclinical Development

Our Adult Stem Cell Platform

Stem Cells—Background

Stem cells are undifferentiated primary cells that have the potential to become any tissue or organ of the body. They hold therapeutic promise for the development of effective treatments and possibly cure for various diseases. The current stem cell research efforts have been divided between embryonic and tissue specific adult stem cells as potential therapeutic progenitor cells. Recent experiments with embryonic stem (ES) cells have demonstrated that these highly proliferative, pluripotent cells can differentiate into pancreatic-like b-cells. The major problem with ES cells is their pluripotency and risk that these cells, once transplanted, could form tumors. Given that as well as the political and ethical issues surrounding the use of ES cells, adult tissue specific stem cells have become attractive as a potential cell therapeutic. Adult tissue-specific stem cells have advantages over ES cells; first, these cells can be isolated from a more manageable source such as bone marrow or other tissues; second, they proliferate in a controlled fashion and without the likelihood of tumorogenicity, and third, they can be used in an autologous setting and avoid the potential for rejection which exists for allogenic use of stem cells.

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

Stem cell therapies have technical, ethical and legal hurdles to overcome before they will be able to be used for tissue and organ repair. A significant hurdle to most uses of stem cells is that scientists do not yet fully understand the signals that turn specific genes on and off to influence the differentiation of the stem cell. Therefore, scientists will have to be able to precisely control the differentiation of stem cells into the specific cell type to be used in a therapy. Current knowledge of the signals controlling differentiation falls well short of being able to mimic these conditions precisely to consistently have identical differentiated cells for each specified use.

To realize the promise of novel cell-based therapies for such pervasive and debilitating diseases such as diabetes and kidney cancer, scientists must be able to easily and reproducibly manipulate stem cells so that they possess the necessary characteristics for successful differentiation, transplantation and engraftment. To be useful for transplant purposes, stem cells must be reproducibly made to: proliferate extensively and generate sufficient quantities of tissue, differentiate into the desired cell type(s), survive in the recipient after transplant, integrate into the surrounding tissue after transplant, function appropriately for the duration of the recipient’s life, avoid harming the recipient in any way, and avoid the problem of immune rejection. There is no assurance that any commercialized cell-based therapies will ever be developed.

Therapies Utilizing Our Stem Cell Platform

We have developed a proprietary adult stem cell technology to produce monocyte-derived stem cells (MDSC) from blood. These MDSC can be derived from a patient’s monocytes, expanded ex vivo, and then administered to the same patient. We believe that because this is an autologous therapy, there should be no allogenic rejection issues. Normally, allogenic cells are deleted by host immune responses and require the use of anti-rejection drugs.

Our multi-potent stem cell is derived from peripheral blood monocytes which when cultured under defined conditions are able to further differentiate into several cellular lineages. Molecular biology and cellular analysis studies have shown that these MDSCs have specific markers that distinguish them from other stem cells. In addition these studies have also shown a time-dependence for the expression of these markers during the growth and differentiation of MDSCs. In vitro experiments with MDSCs have shown their capacity to differentiate towards hematopoietic, epithelial, endothelial, endocrine and neuronal cells. Our main focus is the further development of this monocyte-derived stem cell technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diseases such as diabetes mellitus and cardiovascular disease.

Working either alone or in conjunction with strategic partners, we may utilize these MDSC from the same patient to attempt to develop a therapy which may cause autologous tissue or organ repair. Our initial internal therapeutic target is diabetes mellitus. Other therapeutic targets would be pursued through early-stage licensing or strategic alliances. The diabetes program is currently in pre-clinical development.

Pancreatic Islet Cell Development

Diabetes is a disease characterized by the failure or loss of pancreatic b-cells to generate sufficient levels of the hormone insulin required to maintain normal healthy glucose levels. Type 1 diabetes is caused by the complete loss of pancreatic b-cells when the body’s own immune system mistakenly attacks and destroys a person’s b-cells. While for Type 2 diabetes the causes are far more complicated and poorly understood, the results of the disease are similar in that often the b-cells fail to generate sufficient amounts of insulin to maintain normal healthy glucose levels. The loss of insulin results in an increase in blood glucose levels that may eventually lead to the development of premature cardiovascular disease, stroke, and kidney failure. Currently there is no permanent cure for diabetes; however, recent clinical islet cell transplantations have shown good success in restoring long-term endogenous insulin production and glycemic stability in subjects who have Type 1 diabetes mellitus with unstable baseline control. Persistent islet function without injected insulin dependence provides considerable benefit.

Current cell transplant therapy for the treatment of diabetes is limited by an inadequate supply of insulin-producing cells. Cadaveric sources are limited and up to three pancreata are required to obtain clinically significant quantities of b-cells for one patient. The identification of adult human stem cells provides a new prospect for obtaining a sufficient number of insulin-producing b-cells for transplantation. Using our technology a single blood draw may be adequate to produce clinical quantities of b-cells for a patient.

In vitro experiments with MDSC have shown their capacity to differentiate toward a wide variety of cell types including pancreatic b-like cells. These cells aggregate into clusters resembling pancreatic Islets of Langerhans termed monocyte derived islets (MDI). The cluster aggregates show endocrine gene expression. Biochemical assays have demonstrated that MDI can synthesize and secrete significant amounts of insulin during their growth and respond in a glucose-dependent manner. In addition, MDI can be stimulated or repressed by the addition of agonists or antagonists of insulin in vitro.

These stem cells are important because of our ability to easily and cost effectively derive them from an individual’s circulating monocytes, expand them and administer them back into the same patient. This autologous approach provides a method to overcome any rejection issues and the need to suppress the immune system, which are often associated with current transplantations.

Stem Cell Pre-Clinical and Clinical Development

We are conducting pre-clinical studies to demonstrate proof of concept and method of delivery in preparation for an IND (Investigational New Drug) submission to the FDA.

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

Our intellectual property strategy includes developing proprietary technology for the sourcing, scale up, manufacturing, and storage of T cells and multipotent adult stem cells and the use of these cells in multiple therapeutic applications. This strategy will include expanding on technologies in-licensed to us as well as in-licensing additional technologies through collaborations with universities and biotech companies.

We have exclusive, worldwide licenses to certain patents and patent applications that relate to our T-cell technology and our multipotent adult stem cell technology.

T-Cell Therapy Intellectual Property

Our T-cell technology is based on discoveries made by Dr. Jingwu Zang at the Baylor College of Medicine in Houston. We have an exclusive, worldwide license from Baylor College of Medicine to develop and commercialize three technology areas for MS, namely T-cell vaccination, peptides, and diagnostics. Under the License Agreement with Baylor College of Medicine, we have rights to a total of 11 patents (2 U.S. and 9 foreign) and 80 patent applications (6 U.S. and 74 foreign).

The license was granted to us by Baylor in exchange for common stock in Opexa Pharmaceuticals, a company we acquired in November 2004. The license requires us to pay royalties on sales of products covered by the license. We have filed additional patent applications related to T-Cell vaccination for MS.

Rheumatoid Arthritis Therapy Intellectual Property

We have an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for RA from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People’s Republic of China. We made a one time $125,000 license payment and agreed to pay a royalty on net sales of products covered by the license. We have filed additional patent applications related to T-Cell vaccination for RA.

Stem Cell Therapy Intellectual Property

We have an exclusive, worldwide license from the University of Chicago, through its prime contractor relationship with Argonne National Laboratory, to a patent application related to the development of adult multipotent stem cells from monocytes isolated from adult human peripheral blood. The technology was discovered and developed at the Argonne National Laboratory, a U.S. Department of Energy Laboratory.

Pursuant to the license we have issued a total of 53,462 shares of our common stock and paid $232,742 to the University of Chicago. We will owe milestone payments upon demonstration of efficacy in Phase II clinical studies, submission for product approval to the FDA and approval of licensed products totaling $1,350,000. We will also pay royalties on net sales of products covered by the license.

We have filed additional patent applications related to the process of obtaining monocyte-derived stem cells. In addition, we have filed a patent application for the process of differentiation of MDSCs into monocyte-derived islets which function like pancreatic islet cells.

Our Product Pipeline

Multiple Sclerosis Therapy

Tovaxin is a vaccine approach for treating MS, in that it induces the body’s immune system to attack the MRTCs that we believe are responsible for destroying the myelin sheath coating of the axons in the central nervous system. We believe that the depletion and regulation of the MRTCs may stop progression of multiple sclerosis. Tovaxin is currently in a Phase IIb clinical trial. We completed enrollment of this trial in May, 2007 and expect to release top-line data from this trial at the end of the third quarter of 2008.

Rheumatoid Arthritis Therapy

Our Rheumatoid Arthritis (RA) T-cell vaccination (TCV) technology is conceptually similar to Tovaxin. RA is an autoimmune T-cell-mediated disease in which pathogenic T-cells trigger an inflammatory autoimmune response of the synovial joints of the wrists, shoulders, knees, ankles and feet which causes pain, stiffness, and swelling around the joints. This technology is in preclinical development.

Diabetes Stem Cell Therapy

We believe that there are approximately 20.8 million people in the U.S. who have diabetes. More than 1 million of these people have Type 1 diabetes mellitus. Among adults with diagnosed diabetes, approximately 31% take insulin to control their disease. Research studies have found that improved glycemic control benefits people with either Type 1 or Type 2 diabetes. Islet transplantation using Opexa’s proprietary monocyte-derived islet cell may offer the potential to improve glycemic control in a subgroup of patients with Type 1 and Type 2 diabetes mellitus who are disabled by refractory hypoglycemia. We are in preclinical development in preparation for an IND submission to the FDA.

Other Opportunities

We intend to conduct basic research to determine the potential use of our stem cells in other indications such as macular degeneration, heart attack, and Parkinson’s disease. Liver cells (hepatocytes) derived from our stem cells may be valuable across the biopharmaceutical industry to test for drug toxicity or to help cure liver diseases. We intend to partner or sublicense some of these indications if they are not pursued for internal development. For those indications where we believe it can participate commercially, we will possibly take partners in key commercial markets outside of the United States.

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

Competition

The development of therapeutic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat MS, heart attack, stroke, Parkinson’s disease, diabetes, liver diseases, arthritis and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the current treatment of and in the development of treatments for MS include Biogen-Idec, Elan, Serono, Aventis, Teva, and Bayer/Schering AG. Some of our primary competitors in the development of stem cell therapies include Aastrom Biosciences, Geron, Gamida-Cell Ltd, Stem Cells Inc., Cellerant Therapeutics, and Osiris Therapeutics. Many of these competitors have significant products in development that could be competitive with our potential products.

Sales and Marketing

We intend to develop a sales force to market our MS cell therapy products in the U.S. Given the concentration of MS treatment among a relatively small number of specialized neurologists, we believe that a modest size sales force would be sufficient to market the MS products.

We plan to partner with large biotech and pharmaceutical companies for the marketing and sales of our MS and RA T-cell products outside the U.S. and for our stem cell therapy products.

Government Regulation

Our research and development activities and the future manufacturing and marketing of our potential products are, and will be, subject to regulation for safety and efficacy by a number of governmental authorities in the United States and other countries.

In the U.S., pharmaceuticals, biologicals and medical devices are subject to FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other Federal and state statutes and regulations govern, among other things, the testing in human subjects, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework takes a number of years and involves significant uncertainty combined with the expenditure of substantial resources.

FDA Approval

We will need to obtain FDA approval of any therapeutic product we plan to market and sell. The FDA will only grant marketing approval if it determines that a product is safe and effective. The testing and approval process will require substantial time, effort and expense. The steps required before our potential products may be marketed in the U.S. include:

Preclinical Laboratory and Animal Tests. Preclinical tests include laboratory evaluation of the product and animal studies in specific disease models to assess the potential safety and efficacy of the product and our formulation as well as the quality and consistency of the manufacturing process.

Submission to the FDA of an Application for an Investigational New Drug Exemption, or IND, Which Must Become Effective Before U.S. Human Clinical Trials May Commence. The results of the preclinical tests are submitted to the FDA as part of marketing approval authorization, and the IND becomes effective 30 days following its receipt by the FDA, as long as there are no questions, requests for delay or objections from the FDA. The sponsor of an IND must keep the FDA informed during the duration of the study through required amendments and reports, including adverse event reports.

Adequate and Well-Controlled Human Clinical Trials to Establish the Safety and Efficacy of the Product. Clinical trials, which test the safety and efficacy of the product in humans, are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Any product administered in a U.S. clinical trial must be manufactured in accordance with Current Good Manufacturing Practice (cGMP or GMP). Each protocol is submitted to the FDA as part of the IND.

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

Clinical development is traditionally conducted in three sequential phases, which may overlap:

•
In Phase I, products are typically introduced into healthy human subjects or into selected patient populations (i.e., patients with a serious disease or condition under study, under physician supervision, as may be the case with our potential products) to test for adverse reactions, dosage tolerance, absorption and distribution, metabolism, excretion and clinical pharmacology.

•
Phase II involves studies in a limited population of patients with the disease or condition under study to (i) determine the efficacy of the product for specific targeted indications and populations, (ii) determine optimal dosage and dosage tolerance and (iii) identify possible and common adverse effects and safety risks. (Phase II may divided into Phase IIa and Phase IIb studies to address these issues.) When a dose is chosen and a candidate product is found to have preliminary evidence of effectiveness, and to have an acceptable safety profile in Phase II evaluations, Phase III trials begin

•
Phase III trials are undertaken to develop additional safety and effectiveness information from an expanded patient population, generally at multiple study sites. This information obtained is used to develop a better understanding of the risks and benefits of the product, and to determine appropriate labeling for use.

Based on clinical trial progress and results, the FDA may request changes or may require discontinuance of the trials at any time if significant safety issues arise.

Submission to the FDA of Marketing Authorization Applications and FDA Review. The results of the preclinical studies and clinical studies are submitted to the FDA as part of marketing approval authorization applications such as New Drug Applications (NDAs) or Biologics License Applications (BLAs). The FDA will evaluate such applications for the demonstration of safety and effectiveness.  A BLA is required for biological products subject to licensure under the Public Health Service Act and must show that the product is safe, pure and potent.  In addition to preclinical and clinical data, the BLA must contain other elements such as manufacturing materials, stability data, samples and labeling. FDA approval of a BLA (granted by issuance of a license) is required prior to commercial sale or shipment of a biologic, A BLA shall only be approved once the FDA examines the product and inspects the manufacturing establishment to assure conformity to the BLA and all applicable regulations and standards for biologics. The Center for Biologics Evaluation and Research has regulatory responsibility for review of biologics including cellular products and human cells, tissues and cellular and tissue-based products (HCT/Ps), while the Center for Drug Evaluation and Research is responsible for review of certain therapeutic biological products.

The time for approval may vary widely depending on the specific product and disease to be treated, and a number of factors, including the risk/benefit profile identified in clinical trials, the availability of alternative treatments, and the severity of the disease. Additional animal studies or clinical trials may be requested during the FDA review period, which might add to the review time.

The FDA’s marketing approval for a product for the treatment of a specific disease or condition in specified populations in certain clinical circumstances, as described on the approved labeling. The approved use is known as the “indication.” After the FDA approves a product for the initial indication, further clinical trials may be required to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing  (Phase IV studies) and surveillance to monitor for adverse effects, which could involve significant expense, or may elect to grant only conditional approvals.

Interaction with the FDA During the Application and Review Process. Generally, early interaction and ongoing communication with the FDA can facilitate the testing and approval process by helping to clarify FDA expectations, obtain FDA guidance and directions, and resolve disputed issues. In addition, expectations can be formalized in a “Special Protocol Assessment,” in which the FDA provides official evaluation and guidance on proposed protocols for pivotal Phase III clinical trials. An SPA documents the FDA’s agreement that the design and plan analysis of the Phase III study adequately addresses objectives in support of a regulatory submission such as a BLA.

Ongoing Compliance Requirements

Even after product approval or licensure, there are a number of ongoing FDA regulatory requirements, including:

•	Registration and listing;

•	Regulatory submissions relating to changes in an NDA or BLA (such as the manufacturing process or labeling) and annual reports;

•	Adverse event reporting;

•	Compliance with advertising and promotion restrictions that relate to drugs and biologics;

•	Compliance with GMP and biological product standards (subject to FDA inspection of facilities to determine compliance);

•
Compliance with “Good Tissue Practice” regulations, as applicable. (As defined by regulation, “human cell, tissue and cellular and tissue-based products” (HCT/P), which are subject to additional regulatory requirement, include stem cells that are progenitors of blood cells; however, the FDA makes no explicit statement in the regulations regarding the inclusion of other types of stem cells.)

Other Regulations

In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future foreign, Federal, state and local regulations. For instance, Product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements.

Outside the U.S., we will be subject to regulations that govern the import of drug products from the U.S. or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country. In particular, the European Union is revising its regulatory approach to high tech products, and representatives from the U.S., Japan and the European Union are in the process of harmonizing and making more uniform the regulations for the registration of pharmaceutical products in these three markets.

Research and Development

Research and development expenses for the year ended December 31, 2007 were approximately $13.1 million, mainly reflecting the costs of the Phase I/II and Phase IIb clinical trials for Tovaxin and research and development in support of pre-clinical diabetes stem cell therapies.  Research and development expenses for the year ended December 31, 2006, were approximately $7.9 million.

Organizational History

We are a development-stage company and have a limited operating history.  Our predecessor company for financial reporting purposes was formed on January 22, 2003 to acquire rights to our adult stem cell technology.  In November 2004 we acquired Opexa Pharmaceuticals, Inc. and its MS treatment technology. We are still developing all of our technology, and to date, we have not generated any revenues from our operations.  As we continue to execute our operations plan, we expect our development and operating expenses to increase.

Stock Split

In June 2006, our shareholders approved a one for ten reverse common stock split.  All share, par share and par value amounts (except authorized shares) have been retroactively adjusted to reflect the split.

Employees

As of December 31, 2007, we had 40 full time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or SEC. Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about Opexa is available on our website (www.opexatherapeutics.com). Information on our website is not incorporated by reference into this report.  We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any Opexa shareholder upon request in writing to Attention: Investor Relations, Opexa Therapeutics, Inc., 2635 N. Crescent Ridge Drive, The Woodlands, TX  77381.

ITEM 1A. RISK FACTORS.

Risks Related to Our Business

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

Our business is at an early stage of development. We do not have any products in late-stage clinical trials or on the market. We are still in the early stages of identifying and conducting research on potential products. Only one of our products has progressed to the stage of being studied in human clinical trials in the United States. Our potential products will require regulatory approval prior to marketing in the United States and other countries. Obtaining such approval will require significant research and development and preclinical and clinical testing. We may not be able to develop any products, to obtain regulatory approvals, to enter clinical trials for any of our product candidates, or to commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

We need to obtain significant amounts of additional capital to develop our products and continue our business.  The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements. As of December 31, 2007, we had cash and cash equivalents of approximately $2.6 million. In February 2008 we completed a public financing of common stock and warrants. The net proceeds to Opexa, after underwriter discounts and commissions but before expenses was approximately $6.8 million. Our current burn rate is approximately $900,000 per month. We will need to raise additional capital to fund our working capital needs beyond early fourth quarter of 2008. We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations and impact the completion of our clinical trials.

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

We have a “going-concern qualification” in our certifying accountant’s financial statement report, which may make capital raising more difficult and may require us to scale back or cease operations.

The report of our independent auditors in respect of the 2007 fiscal year, included elsewhere in this annual report includes a going concern qualification which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.  Although we have successfully funded Opexa, to date, by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract the additional capital needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds.   If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.  In such event, investors may lose a portion or all of their investment.

We will need regulatory approvals for all of our product candidates which require that all of our product candidates be tested in clinical trials. Clinical trials are subject to extensive regulatory requirements, very expensive, time-consuming and difficult to design and implement. Our products may fail to achieve necessary safety and efficacy endpoints during clinical trials in which case we will be unable to generate revenue from the commercialization and sale of our products.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous Food and Drug Administration (FDA) requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	FDA or Institutional Review Board (IRB) objection to proposed protocols;

•	discussions or disagreement with the FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;

•	unforeseen safety issues;

•	determination of dosing issues and related adjustments;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	product quality problems (e.g., sterility or purity)

•	challenges to patient monitoring and data collection during or after treatment (for example, patients’ failure to return for follow-up visits); and

•	failure of medical investigators to follow our clinical protocols.

In addition we or the FDA (based on its authority over clinical studies) may delay a proposed investigation or suspend clinical trials in progress at any time if it appears that the study may pose significant risks to the study participants or other serious deficiencies are identified. Prior to approval of our product the FDA must determine that the data demonstrate safety and effectiveness. The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics.

Even if we obtain regulatory approvals for certain of our product candidates, that approval may be subject to limitations on the indicated uses for which it may be marketed.  Our ability to generate revenues from the commercialization and sale of our products will be limited by any failure to obtain necessary regulatory approvals.

We are dependent upon our management team and a small number of employees.

Our business strategy is dependent upon the skills and knowledge of our management team. If any critical employee leaves, we may be unable on a timely basis to hire suitable replacements to effectively operate our business. We also operate with a very small number of employees and thus have little or no backup capability for their activities. The loss of the services of any member of our management team or the loss of a number of other employees could have a material adverse effect on our business and results of operations.

We are dependent on contract research organizations and other contractors for clinical testing and for certain research and development activities, thus the timing and adequacy of our clinical trials and such research activities are, to a certain extent, beyond our control.

The nature of clinical trials and our business strategy requires us to rely on contract research organizations, independent clinical investigators and other third party service providers to assist us with clinical testing and certain research and development activities. For example, our current Phase IIb clinical study of Tovaxin for MS is being managed by the contract research organization PharmaNet, LLC. As a result, our success is dependent upon the success of these outside parties in performing their responsibilities. Although we believe our contractors are economically motivated to perform on their contractual obligations, we cannot directly control the adequacy and timeliness of the resources and expertise applied to these activities by our contractors. If our contractors do not perform their activities in an adequate or timely manner, the development and commercialization of our drug candidates could be delayed.

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

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 800 square foot suite of three rooms for the manufacture of T-cell therapies which we through Phase III trials of Tovaxin as a therapy for MS. Our current facility is not large enough to conduct commercial-scale manufacturing operations. We will need to expand further our manufacturing staff and facility, obtain a new facility or contract with corporate collaborators or other third parties to assist with future drug production.

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

The markets for therapeutic stem cell products, multiple sclerosis products, and rheumatoid arthritis products are highly competitive. Our most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. These companies have significantly greater capital resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing than we currently do. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

The market for our products will be heavily dependent on third party reimbursement policies.

Our ability to successfully commercialize our product candidates will depend on the extent to which government healthcare programs, such as Medicare and Medicaid, as well as private health insurers, health maintenance organizations and other third party payors will pay for our products and related treatments. Reimbursement by third party payors depends on a number of factors, including the payor’s determination that use of the product is safe and effective, not experimental or investigational, medically necessary, appropriate for the specific patient and cost-effective.  Reimbursement may not be available or maintained for any of our product candidates. If we do not obtain approvals for adequate third party reimbursements, we may not be able to establish or maintain price levels sufficient to realize an appropriate return on our investment in product development.  Any limits on reimbursement from third party payors may reduce the demand for, or negatively affect the price of, our products.

Restrictive and extensive government regulation could slow or hinder our production of a cellular product.

The research and development of stem cell therapies is subject to and restricted by extensive regulation by governmental authorities in the United States and other countries. The process of obtaining FDA and other necessary regulatory approvals is lengthy, expensive and uncertain. We may fail to obtain the necessary approvals to continue our research and development, which would hinder our ability to manufacture or market any future product.  Even after granting regulatory approval the FDA and regulatory agencies in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities, which may create additional regulatory burdens.

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

Risks Related to Our Securities

There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

Although our common stock and Series E warrants are traded on the NASDAQ Capital Market, there is currently a limited market for our securities and there can be no assurance that an improved market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

As our share price is volatile, we may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority shareholders.

Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by our board of directors without shareholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in our control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

      None.

ITEM 2.  PROPERTIES.

Our 10,200 sq. ft. facility is located on 3 acres at 2635 North Crescent Ridge Drive in The Woodlands, Texas. This location provides space for research and development and manufacturing capacity for clinical trials; a specialized Flow Cytometry and Microscopy lab; support of clinical trials with 800 sq. ft. of good manufacturing practice (GMP) manufacturing suites; Quality Systems management with a Quality Control Laboratory, Regulatory Affairs, Quality Assurance; as well as administrative support space. There is 2,500 sq. ft. of space still available for future build-out. We lease the facility including the property for a term ending in 2015 with two options for an additional five years each at the then prevailing market rate.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is traded on the NASDAQ Capital Market under the symbol “OPXA”.  As of March 12, 2008, there were 323 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” Our common stock trades on a limited, sporadic and volatile basis.

The table below shows the high and low per-share bid information for our common stock for the periods indicated, as reported by NASDAQ.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2006
First Quarter	$7.00	$4.40
Second Quarter	10.10	5.10
Third Quarter	9.15	4.93
Fourth Quarter	7.00	5.40

Fiscal Year Ended December 31, 2007
First Quarter	6.05	3.90
Second Quarter	5.89	4.05
Third Quarter	5.35	3.50
Fourth Quarter	4.30	1.85

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2007, with respect to our compensation plans under which common stock is authorized for issuance.  We issue options to officers, directors, employees and consultants under our stockholder approved 2004 Compensatory Stock Plan.  We believe that the exercise price for all of the options set forth below reflects fair market value.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Shareholders	1,039,525	$9.31	160,475
Equity Compensation Plans Not Approved by Security Shareholders	-	-	-
Total	1,039,525	$9.31	160,475

Refer to Item 8, Note 11 “Options and Warrants” in the Notes to Our Consolidated Financial Statements for the fiscal year ended December 31, 2007, included elsewhere in the annual report for a description of our equity compensation plan.

Recent Sales of Unregistered Securities and Equity Purchases by Company

None.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Organizational Overview

We are a development-stage company and have a limited operating history. Our predecessor company for financial reporting purposes was formed on January 22, 2003 to acquire rights to our adult stem cell technology. In November 2004 we acquired Opexa Pharmaceuticals, Inc. and its MS treatment technology. We are still developing all of our technology, and to date, we have not generated any revenues from our operations. As we continue to execute our operations plan, we expect our development and operating expenses to increase.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements.

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Further, as required under SFAS 123R, we now estimate forfeitures for options granted, which are not expected to vest. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

We estimated volatility by considering historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term.

Research and Development. The costs of materials and equipment or facilities that are acquired or constructed for research and development activities and that have alternative future uses are capitalized as tangible assets when acquired or constructed. The cost of such materials consumed in research and development activities and the depreciation of such equipment or facilities used in those activities are research and development costs. However, the costs of materials, equipment, or facilities acquired or constructed for research and development activities that have no alternative future uses are considered research and development costs and are expensed at the time the costs are incurred.

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

The pricing model we use for determining fair values of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.

 In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The impact of implementing EITF 00-19-2 in the fiscal year 2007 resulted in a cumulative effect of a change in accounting principle with a credit to beginning retained earnings of $6,656,677 and a reversal of the same amount to the derivative liability account.

Results of Operations

Comparison of Year Ended December 31, 2007 with the Year Ended December 31, 2006

Net Sales. We recorded no sales for the years ended December 31, 2007 and 2006.

Research and Development Expenses. Research and development expense was $13,071,856 for the year ended December 31, 2007, compared to $7,850,373 for the year ended December 31, 2006.

The increase in expenses was primarily due to the costs of the Phase IIb clinical trial for Tovaxin and an increase in stock compensation expense recorded in 2007. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed. We expect our research and development expense to increase as we continue to invest in the development of our technology.

General and Administrative Expenses. Our general and administrative expense was $3,418,306 for the year ended December 31, 2007, as compared to $5,461,047 for the December 31, 2006. The decrease in expenses is primarily due to a decrease in stock compensation expense, professional service fees and overhead expenses. We anticipate increases in general and administrative expenses as we continue to develop and expand our product platforms.

Interest Expense. Interest expense was $16,103 for the year ended December 31, 2007, compared to $984 for the year ended December 31, 2006. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $222,816 was outstanding as of December 31, 2007.

Interest Income. Interest income was $477,605 for the year ended December 31, 2007 compared to $688,299 for the year ended December 31, 2006. The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments.

Gain (Loss) on Derivative Instruments Liabilities, net. The implementation of EITF 00-19-2 in the fiscal year 2007, discussed in “Accounting for Derivative Instruments”, resulted in a cumulative effect of a change in accounting principle with a credit to beginning retained earnings of $6,656,677 and a reversal of the same amount to the derivative liability account as compared to a gain on derivative instruments of $104,978 for the twelve months ended December 31, 2006.

Gain on Extinguishment of Debt. Opexa entered into a second amended and restated license agreement with the University of Chicago that eliminated the obligations under the prior agreement for the payment of $1.5 million due July 31, 2007 and the obligation to issue 21,623 shares of Opexa common stock.  These obligations were recorded as research and development expense, with the liabilities recorded as notes payable - current portion of $1.5 million and a stock payable of $112,440.  As a result of the amendment and restatement of the license agreement with the University of Chicago $1,612,440 was reported as a gain on extinguishment of liability.  Opexa applied the accounting guidance of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and EITF 96-19 “Debtor's Accounting for a Modification or Exchange of Debt Instruments”.

Net loss. We had a net loss for the year ended December 31, 2007, of $14,667,367, or $2.19 per share (basic and diluted), compared with a net loss of $12,649,170, or $2.35 per share (basic and diluted), for the year ended December 31, 2006. The increase in net loss is primarily due to the costs associated with the Phase IIb clinical trial for Tovaxin offset in part by a reduction in stock-based compensation expense, and a gain on extinguishment of liability.

Comparison of Year Ended December 31, 2006 with the Year Ended December 31, 2005

Net Sales. We recorded no sales for the twelve months ended December 31, 2006 and 2005.

Research and Development Expenses. Research and development expense was $7,850,373 for the twelve months ended December 31, 2006, as compared to $5,159,853 the twelve months ended December 31, 2005.  The increase in expenses was primarily due to the costs of the Phase I/II and Phase IIb clinical trials for Tovaxin and research and development in support of pre-clinical diabetes stem cell therapies.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.  We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed as research and development costs.  We expect our research and development expense to increase as we continue to invest in the development of our technology.

General and Administrative Expenses. Our general and administrative expenses during the twelve months ended December 31, 2006, was $5,461,047 as compared to $6,259,075 for the twelve months ended December 31, 2005. The decrease in expenses is due to a combination of factors including a decrease in stock compensation expenses, professional service fees and overhead expenses in 2006. General and administrative expenses consist primarily of salaries and benefits, stock compensation expense, office expense, professional services fees, and other corporate overhead costs.  We anticipate increases in general and administrative expenses as we continue to develop and prepare for commercialization of our technology.

Interest Expense. Interest expense was $984 for the twelve months ended December 31, 2006 compared to $7,323,851 for the twelve months ended December 31, 2005.  Interest expense during 2005 was due to notes payable that were outstanding during the second quarter of 2005 which were subsequently converted into equity in June 2005, resulting in acceleration of the amortization of the discount related to the notes.

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

Net Loss. We had net loss for the year ended December 31, 2006, of $12,649,170 or ($2.35) per share (basic and diluted), compared with a net loss of $14,856,724 or ($9.49) per share (basic and diluted), for the twelve months ended December 31, 2005.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of December 31, 2007 we had cash and cash equivalents of approximately $2.6 million.

Our financing activities generated $112,494 for the year ended December 31, 2007 as compared to approximately $21.3 million for the same year ended December 31, 2006. The cash generated from financing activities in 2006 resulted from the sale of common stock in equity financings.

 On February 19, 2008 we closed a public offering of 3,500,000 shares of common stock at a price to the public of $2.00 per share and 4,025,000 Series E warrants to purchase shares of common stock exercisable at $2.00 per share at a price of $0.15 per warrant.

Our current burn rate is approximately $900,000 per month.  Our capital resources at December 31, 2007, will support our operations at current levels into the first quarter of 2008.  With the proceeds of the February 2008 offering, we will still need to raise additional capital in fiscal year 2008 to fund our business plan and support our operations beyond early fourth quarter of 2008.  As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2007, includes a going concern qualification.  Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2007, is as follows:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases(1)	$1,161,729	$142,524	$287,322	$297,669	$434,214
Consulting Agreements	$500	$500	$-	$-	$-

Total	$1,162,229	$143,024	$287,322	$297,669	$434,214

(1) Includes lease for office equipment.

Recently Issued Accounting Pronouncements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 are effective for the Company as of January 1, 2008, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe EITF 07-3 will have a material impact on its results from operations or financial position.

There were various other accounting standards and interpretations issued during 2007, 2006 and 2005, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our financial instruments include cash, cash equivalents and short-term investments. Our main investment objectives are the preservation of investment capital and the maximization returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial Statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

           In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control — Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2007, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board.  Our executive officers are as follows:

Name	Age	Position
David B. McWilliams	64	President, Chief Executive Officer and Director
Jim C. Williams	64	Chief Operating Officer
Lynne Hohlfeld	47	Chief Financial Officer
Donna R. Rill	54	Vice President of Operations

Biographical information for our executive officers is set forth below:

David B. McWilliams was appointed President and Director in August 2004. From December 2003 until August 2004, Mr. McWilliams was a private investor. From June 2003 to December 2003, Mr. McWilliams served as president and chief executive officer of Bacterial Barcodes, Inc., a molecular diagnostics company. From May 2002 to June 2003, Mr. McWilliams served as chief executive officer of Signase, Inc., a cancer therapy company. Mr. McWilliams served as chief executive officer of Encysive Pharmaceuticals Inc., a cardiovascular therapeutics company from June 1992 to March 2002. Prior to June 1992, Mr. McWilliams served as chief executive officer of Zonagen Inc., a human reproductive products company. Prior to that time, Mr. McWilliams was a senior executive with Abbott Laboratories and a management consultant with McKinsey & Co. He currently serves as a director of Novelos Therapeutics, Inc. He also serves on the boards of the Texas Healthcare and Bioscience Institute and the Houston Technology Center. Mr. McWilliams received an MBA in finance from the University of Chicago and a B.A. in chemistry, Phi Beta Kappa, from Washington and Jefferson College.

Jim C. Williams has served as our Chief Operating Officer since November 2004. Dr. Williams served as Vice President of Clinical and Regulatory Affairs and as Chief Operating Officer for Opexa Pharmaceuticals, Inc. from February 2004 to November 2004. From August 2003 to February 2004 he was Senior Vice President, Regulatory Affairs and Operations for OSIRIS Therapeutics, Inc., and from November 2002 to August 2003 Dr. Williams was Vice President US Regulatory Affairs for Powderject Vaccines. From September 2001 to November 2002 Dr. Williams served as Assistant Vice President, Worldwide Regulatory Affairs for Wyeth BioPharma. Prior to this Dr. Williams served as Executive Director Regulatory Affairs for Aventis Pasteur from November 1994 to September 2001. Dr. Williams retired in 1994 as Captain from the U.S. Public Health Service with over twenty years of service in applied research and human-use product development which included assignments with the FDA, Center for Biologics Evaluation and Research as a Director Scientist in the Division of Vaccine and Related Product Applications; the US Army Medical Research Institute of Infectious Diseases as Chief, Intracellular Pathogens branch and the National Institutes of Health, National Institutes of Allergy and Infectious Diseases; and at the U.S. Naval Medical Research Institute as a research microbiologist. He has an extensive research and development background, with over 130 publications and four books in the areas of infectious diseases, vaccinology, and oncology. He received his B.S. degree in animal science, M.S. degree in genetics, and Ph.D. degree in biochemistry from Texas A&M University.

Lynne Hohlfeld was appointed Chief Financial Officer and Secretary on June 30, 2006. From April 2006 to June 30, 2006 she served as Vice President, Finance of the Company. From September 2004 until April 2006, she was vice president and chief financial officer of Denota Ventures. From August 2000 until March 2004 she was senior vice president, chief operating and financial officer of Bacterial Barcodes, Inc., a Houston-based molecular diagnostics company spun out of the Baylor College of Medicine. She was also senior vice president and chief financial officer of Spectral Genomics of Houston upon its merger with Bacterial Barcodes in March 2004. Ms. Hohlfeld was also employed by LifeCell Corporation from 1997 to 1999, serving as controller. Ms. Hohlfeld’s career includes positions at Dixie Chemical Company, Price WaterhouseCoopers, McKenna & Company, and Arthur Andersen. Ms. Hohlfeld received a B.B.A. in accounting from the University of Wisconsin—Madison and is a certified public accountant.

Donna R. Rill has served as our Vice President of Operations since November 2004. Ms. Rill has nearly 30 years of extensive clinical and research laboratory experience in cell and gene therapy research and clinical application, immunological techniques and assessment, microbiology, diagnostic virology, experimental design, and method development and implementation. She has expertise in the areas of laboratory development and operations, FDA CGMP and regulatory compliance, quality control/assurance system development, and clinical Standards of Practice. From April 2003 to November 2004, she was the Director of Quality Systems and Process Development at Opexa Pharmaceuticals, Inc. From November 1997 to April 2003 she was the Director of Translational Research for the Center for Cell & Gene Therapy at Baylor College of Medicine. She has worked to design and qualify GMP Cell & Gene Therapy Laboratories, GMP Vector Production facilities, and Translational Research Labs at St. Jude Children’s Research Hospital, Texas Children’s Hospital, and Baylor College of Medicine. Ms. Rill has held the positions of Laboratory Director of Cell and Gene Therapy of the Translational Research Center for Cell and Gene Therapy at Baylor College of Medicine; Associate Scientist/Lab Manager of the Bone Marrow Transplant Research Laboratory and the GMP Cell & Gene Therapy Laboratories at St. Jude Children’s Research Hospital; and Clinical Infectious Disease Laboratory Manager, Education Coordinator, and Clinical Instructor of the Department of Clinical Laboratory at LeBonheur Children’s Medical Center and University of Tennessee Center for the Health Sciences. She received her B.S. in Medical Technology from the University of Tennessee, Memphis.

Directors

All of the current directors will serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our board of directors are as follows:

Name	Age	Position
Gregory H. Bailey	52	Director
David Hung	50	Director
Lorin J. Randall	64	Director
Michael Richman	47	Director
Scott B. Seaman	52	Director

Gregory H. Bailey, M.D. has served as a Director of the Company since April 2006. In January 2007, Dr. Bailey became the managing partner of Palantir Group, Inc., a biotech merchant bank. Dr. Bailey served as a managing director at MDB Capital Group LLC from May 2004 to January 2007. From June 2003 to May 2004 and from 1998 to June 2002, Dr. Bailey served as a managing director of Knightsford Bank Corp. From June 2002 to June 2003, Dr. Bailey served as a managing director of Gilford Securities, Inc. Since May 2005, he also has served as director of Medivation, Inc., a public company focused on acquiring biomedical technologies. Dr. Bailey was a practicing physician for ten years and holds a M.D. from the University of Western Ontario.

David Hung, M.D. has served as a Director since May 2006. Dr. Hung has served as the president, chief executive officer and as a director of Medivation, Inc. since December 2004. Dr. Hung also has served as the president and chief executive officer, and member of the board of directors, of Medivation, Inc.’s subsidiary, Medivation Neurology, Inc. since its inception in September 2003. From 1998 until 2001, Dr. Hung was employed by ProDuct Health, Inc., a privately held medical device company, as Chief Scientific Officer (1998-1999), and as president and chief executive officer (1999-2001). From December 2001 to January 2003, Dr. Hung served as a consultant to Cytyc Health Corporation. Dr. Hung received his M.D. from the University of California at San Francisco, and his A.B. in biology and organic chemistry from Harvard College.

Lorin J. Randall has served as a Director of the Company since September 2007. Mr. Randall, a financial consultant, was Senior Vice President and Chief Financial Officer of Eximias Pharmaceutical Corporation, a development-stage drug development company, from 2004 to 2006. From 2002-2004, Mr. Randall served as Senior Vice President and Chief Financial Officer of i-STAT Corporation, a publicly-traded manufacturer of medical diagnostic devices which was acquired by Abbott Laboratories in 2004. From 1995 to 2001, Mr. Randall was Vice President and Chief Financial Officer of CFM Technologies, Inc. a publicly traded manufacturer of semiconductor manufacturing equipment. He currently serves on the boards of two drug development companies, Acorda Therapeutics, Inc. and Athersys, Inc. Mr. Randall previously served on the board of Quad Systems Corporation, a publicly-traded manufacturer of electronics manufacturing equipment where he also served as Chairman of the Audit Committee. Mr. Randall received a B.S. in accounting from The Pennsylvania State University and an M.B.A. from Northeastern University.

Michael S. Richman has served as a Director of the Company since June 2006. Mr. Richman is President of Amplimmune, Inc. From April 2002 to May 2007, Mr. Richman served as executive vice president and chief operating officer of MacroGenics, Inc. He joined MacroGenics, Inc in 2002 with approximately twenty years experience in corporate business development within the biotechnology industry. From 2000 to 2002, Mr. Richman served as senior vice president, corporate development and administration at MedImmune (now Astra Zeneca), and vice president, business development from 1996 to 2000. From 1985 to 1996 Mr. Richman held several management positions at Chiron (now Novartis). Mr. Richman serves on the board of Cougar Biotechnology, a public drug development company. Mr. Richman obtained his B.S. in Genetics/Molecular Biology at the University of California at Davis and his MSBA in International Business at San Francisco State University.

Scott B. Seaman has served as a Director of since April, 2006. Mr. Seaman currently serves as the executive director and treasurer of the Albert and Margaret Alkek Foundation of Houston, Texas, a private foundation primarily supporting institutions in the Texas Medical Center in Houston, Texas. Since January 1996 to present, Mr. Seaman has served as the chief financial officer of Chaswil Ltd., an investment management company. Since September 1986, Mr. Seaman has served as secretary and treasurer of M & A Properties Inc., a ranching and real estate concern. Since January 2003, Mr. Seaman has served as chairman and, since July 2004, president of ICT Management Inc., the general partner of Impact Composite Technology Ltd., a composite industry supplier. Mr. Seaman serves on the board of GeneExcel, Inc., a privately held biotechnology company. Since May 2004, Mr. Seaman has served as a Member of the Investment Committee of Global Hedged Equity Fund LP, a hedge fund. Mr. Seaman received a bachelor’s degree in business administration from Bowling Green State University and is a certified public accountant.

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee

The audit committee of the Board currently consists of Mr. Randall, Mr. Richman, and Mr. Seaman, each of whom are independent, non-employee directors. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management, and recommend to our board of directors whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in February 2005. During the last fiscal year, the audit committee held four meetings, and the then members of the Audit Committee attended each meeting.

All of the members of the audit committee are non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in the preparation of our financial statements or the financial statements of Opexa; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Mr. Randall and Mr. Seaman each, individually, qualify as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

Compensation Committee

The compensation committee of the board consists of Dr. Hung, Mr. Richman, and Mr. Seaman, each of whom are independent directors, as defined in Rule 10A-3 of the Exchange Act. The compensation Committee reviews and approves (1) the annual salaries and other compensation of our executive officers, and (2) individual stock and stock option grants. The compensation Committee also provides assistance and recommendations with respect to our compensation policies and practices, and assists with the administration of our compensation plans. During the last fiscal year the compensation committee held one meeting, and the then members of the compensation committee attended that meeting.

In addition, the Board has adopted a written charter for the compensation committee, adopted in August 2004, which is available on our website at www.opexatherapeutics.com.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the board currently consists of Dr. Hung, Mr. Richman, and Mr. Seaman, each of whom are found by the board of directors to be an “independent director” pursuant to the applicable rules and regulations promulgated by the SEC. The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. This committee operates pursuant to a written charter adopted in February 2005, which is available on our website at http://www.opexatherapeutics.com. During the last fiscal year, the nominating and corporate governance committee held one meeting, and the then members of the compensation committee attended that meeting.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Dr. Hung, Mr. Richman, and Mr. Seaman. None of the committee members has ever been an employee of Opexa Therapeutics, Inc. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or compensation committee.

Code of Ethics for the CEO, CFO, and Senior Financial Officers

In 2005, in accordance with SEC rules, the then audit committee and the Board of Directors adopted the Policy on Whistleblower Protection and Code of Ethics.  The Board of Directors believes that these individuals must set an exemplary standard of conduct, particularly in the areas of accounting, internal accounting control, auditing and finance.  This code sets forth ethical standards to which the designated officers must adhere and other aspects of accounting, auditing and financial compliance.  The Code of Ethics is available on our website at www.opexatherapeutics.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of equity securities of our common stock. Theses people are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we complied with all Section 16(a) filing requirements applicable to our insiders.

Audit Committee Report

The Audit Committee of the Board currently consists of Mr. Randall, Mr. Richman and Mr. Seaman, all of which are independent, non-employee directors.

The Audit Committee operates under a written charter adopted by the Board of Directors, which is evaluated annually. The charter of the Audit Committee is available on the Company’s website at http://www.opexatherapeutics.com under the heading “Investor Info”.  The Audit Committee selects, evaluates and, where deemed appropriate, replaces the Company’s independent auditors.  The Audit Committee also pre-approves all audit services, engagement fees and terms, and all permitted non-audit engagements, except for certain de minimus amounts.

Management is responsible for the Company’s internal controls and the financial reporting process.  The Company’s independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and issuing a report on the Company’s consolidated financial statements.  The Audit Committee’s responsibility is to monitor and oversee these processes.

In this context, the Audit Committee has reviewed the Company’s audited financial statements for fiscal 2007 and has met and held discussions with management and Malone & Bailey, PC, the Company’s independent auditors.  Management represented to the Audit Committee that the Company’s consolidated financial statements for fiscal 2007 were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the consolidated financial statements with the independent auditors. The Audit Committee also discussed with Malone & Bailey, PC matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

Malone & Bailey, PC also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with Malone & Bailey, PC the accounting firm’s independence.

Based upon the Audit Committee’s discussion with management and Malone & Bailey, PC, and the Audit Committee’s review of the representation of management and the report of Malone & Bailey, PC to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors of Opexa Therapeutics, Inc.

J. Lorin Randall, Michael Richman, Scott Seaman

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Objectives of Our Executive Compensation Program

The compensation committee of our Board (the “Compensation Committee”) administers our executive compensation program. The Compensation Committee is composed entirely of independent directors.

The general philosophy of our executive compensation program is to align executive compensation with the Company’s business objectives and the long-term interests of our stockholders. To that end, the Compensation Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals. In addition, the Company strives to provide compensation that is competitive with other biopharmaceutical and biotechnology companies and that will allow us to attract, motivate, and retain qualified executives with superior talent and abilities.

Our executive compensation is designed to reward achievement of the Company’s corporate goals. In 2007, our corporate goals included, but were not limited to:  (i) advancement of the Company’s clinical trial activities; (ii) advancing the Company’s research and development programs; (iii) obtaining additional financing as needed; and (iv) realizing financial goals. This focus allows us to reward our executives for their roles in creating value for our stockholders.

The Role of the Compensation Committee

The Compensation Committee has the primary authority to determine the Company’s compensation philosophy and to establish compensation for the Company’s executive officers. The Compensation Committee oversees the Company’s compensation and benefit plans and policies; administers the Company’s stock option plans; reviews the compensation components provided to Opexa’s officers, employees, and consultants; grants options to purchase common stock Opexa’s officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board.

The Compensation Committee generally sets the initial compensation of each executive. The Compensation Committee annually reviews and in some cases adjusts compensation for executives. Although, the Chief Executive Officer provides recommendations to the Compensation Committee regarding the compensation of the other executive officers, the Compensation Committee has full authority over all compensation matters relating to executive officers.

Elements of Executive Compensation

Although the Compensation Committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, it strives to maintain a strong link between executive incentives and the creation of stockholder value. Therefore, the Company emphasizes incentive compensation in the form of stock options rather than base salary.

Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are generally established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions and recognizing cost of living considerations. Prior to making its recommendations and determinations, the Compensation Committee reviews each executive’s:

•	historical pay levels;

•	past performance; and

•	expected future contributions.

The Compensation Committee does not use any particular indices or formulae to arrive at each executive’s recommended pay level.

Equity Awards.  We also use long-term incentives in the form of stock options. Employees and executive officers generally receive stock option grants at the commencement of employment and periodically receive additional stock option grants, typically on an annual basis. We believe that stock options are instrumental in aligning the long-term interests of the Company’s employees and executive officers with those of the stockholders because such individuals realize gains only if the stock price increases. Stock options also help to balance the overall executive compensation program, with base salary providing short-term compensation and stock options rewarding executives for long-term increases in stockholder value.

Options are generally granted through our June 2004 Compensatory Stock Option Plan that authorizes us to grant options to purchase shares of common stock to our employees, directors, and consultants. The Compensation Committee reviews and approves stock option awards to executive officers in amounts that are based upon a review and assessment of:

•	competitive compensation data;

•	individual performance;

•	each executive’s existing long-term incentives; and

•	retention considerations.

Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as the Chief Executive Officer. In 2007, each named executive officer was awarded stock options in the amounts indicated in the section entitled Grants of Plan-Based Awards. Stock options are granted with an exercise price equal to the fair market value of our common stock on the day of grant and typically vest ratably over a three year period.

Section 162(m) Policy

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation’s stockholders.

It is our policy to qualify, to the extent reasonable, our executive officers’ compensation for deductibility under applicable tax law. However, we intend to retain the flexibility necessary to provide total cash compensation in line with competitive practice, our compensation philosophy, and our best interests. It therefore may from time to time pay compensation to our executive officers that may not be deductible.

Compensation Committee Report

The Compensation Committee of the Board is composed of three independent directors as defined under the Marketplace Rules of The Nasdaq Capital Market (“Nasdaq”). The Compensation Committee operates under a written charter adopted by the Board. The members of the Compensation Committee are David Hung, Michael Richman, and Scott Seaman.  We believe that each member of the Compensation Committee meets the director independence requirements set forth in the applicable Securities and Exchange Commission (“Commission”) rules and Nasdaq Marketplace Rules.

The Compensation Committee administers Opexa’s June 2004 Compensatory Stock Option Plan; reviews compensation components to be provided to Opexa’s officers, employees, and consultants; grants options to purchase common stock and restricted stock to Opexa’s officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board. The Compensation Committee believes it has fulfilled its responsibilities under its charter for the fiscal year ended December 31, 2007.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) for the fiscal year ended December 31, 2007 with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Opexa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Submitted by the Compensation Committee of the Board of Directors of Opexa Therapeutics, Inc.

David Hung, Michael Richman, Scott Seaman

Executive Officer Compensation

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2007 and 2006 exceeded $100,000

Name and Principal Position	Year	Salary ($)	Bonus ($)	Options Awards ($)(4)	Total ($)
David B. McWilliams(1)	2007	275,000	—	411,807	686,807
CEO, President, Director	2006	264,497	—	497,377	761,874

Jim C. Williams (2)	2007	225,750	—	449,024	674,774
Chief Operating Officer	2006	227,094	—	401,574	628,668

Lynne Hohlfeld(3)	2007	175,000	—	102,700	277,700
CFO and Secretary	2006	131,250	—	40,839	172,089

Donna R. Rill(2)	2007	137,940	10,000	234,598	382,538
Vice President of Operations	2006	133,500	—	196,590	330,090

(1)	Served as chief executive officer since August 2004.

(2)	Named an executive officer in June 2007.

(3)	Served as chief financial officer since June 2006.

(4)
Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123(R) (but disregarding forfeiture estimates related to service-based vesting conditions) and, accordingly, includes amounts from options granted prior to 2006. See the information appearing under the heading entitled “Stock Options and Warrants” in footnote number 11 to our consolidated financial statements included as part of our Annual report on Form 10-KSB for the year ended December 31, 2006 for certain assumptions made in the valuation of options granted in the years ended December 31, 2006, 2005 and 2004.

Executive Employment Agreements

David B. McWilliams is employed by us pursuant to an Amended and Restated Employment Agreement entered into on June 15, 2006. Pursuant to the agreement, Mr. McWilliams is employed as the Chief Executive Officer and a Director of the Company at an annual salary of $275,000. The term of employment is through June 15, 2008 and may be extended for periods of one year; however, the employment agreement may be terminated at any time voluntarily by him or without cause by the Board. If employment is terminated by the Board without cause, Mr. McWilliams will receive twelve months base salary. Any and all stock options granted to Mr. McWilliams prior to termination that are scheduled to become vested within a 12 month period after termination will be accelerated to become vested as of the termination date. Mr. McWilliams shall have 90 days from termination to exercise any vested stock options.

Grants of Plan Based Awards in 2007

The following table presents each grant of stock options in 2007 to the individuals named in the summary compensation table above.

Name	Grant Date	Number of Securities Underlying Options(1)	Exercise Price of Option Awards	Grant Date Fair Value of Options
David B. McWilliams	06/18/07	41,000	$5.47	$178,116
Jim C. Williams	06/18/07	30,000	$5.47	$130,331
Lynne Hohlfeld	06/18/07	32,000	$5.47	$139,019
Donna R. Rill	06/18/07	32,000	$5.47	$139,019

(1)	Vests over three years; 1/3 on each anniversary date of grant.

Each of the options in the foregoing table was granted under the Company’s June 2004 Compensatory Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
David B. McWilliams	37,000	—	30.00	08/31/09
	5,000	—	30.00	01/21/10
	40,000	80,000	5.00	05/02/16
	—	41,000	5.47	06/18/17

Jim C. Williams	12,500	—	30.00	11/06/09
	6,250	6,250	7.00	12/05/10
	14,292	28,583	5.00	04/20/16
	—	30,000	5.47	06/18/17

Lynne Hohlfeld	7,500	15,000	5.00	04/20/16
	4,167	8,333	8.25	07/12/16
	—	32,000	5.47	06/18/17

Donna R. Rill	6,000	—	30.00	11/06/09
	3,000	3,000	7.00	12/05/10
	7,793	15,587	5.00	04/20/16
	—	32,000	5.47	06/18/17

Director Compensation

The following table presents summary information for the year ended December 31, 2007 regarding the compensation of the non-employee members of our board of directors. Mr. Randall was appointed to the board on September 19, 2007.

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)	Total ($)
Gregory H. Bailey(2)	15,750	115,616	131,366
David Hung(2)	15,750	115,616	131,366
Lorin J. Randall (3)	7,141	35,043	42,184
Michael Richman(2)	16,000	118,240	134,240
Scott B. Seaman(2)	17,000	115,616	132,616

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 in accordance with FAS 123R (but disregarding forfeiture estimates related to service-based vesting conditions) and, accordingly, includes amounts from options granted prior to 2006. See the information appearing under the heading entitled “Stock Options and Warrants” in footnote number 11 to our consolidated financial statements included as part of our Annual report on Form 10-KSB for the year ended December 31, 2006 for certain assumptions made in the valuation of options granted in the years ended December 31, 2006, 2005 and 2004.

(2)	45,000 option awards outstanding at fiscal year end.

(3)	20,000 option awards outstanding at fiscal year end.

No options were exercised during the fiscal year ended December 31, 2007.

The following table presents the fair value of each grant of stock options in 2007 to non-employee members of our board of directors, computed in accordance with FAS 123R:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Options
Gregory H. Bailey	06/18/07	10,000	$5.47	$42,318
David Hung	06/18/07	10,000	$5.47	$42,318
Lorin J. Randall	09/19/07	20,000	$3.95	$61,326
Michael Richman	06/18/07	10,000	$5.47	$42,318
Scott B. Seaman	06/18/07	10,000	$5.47	$42,318

Compensation of Directors

Mr. McWilliams who is a director and an officer does not receive any compensation for his services as a member of our board of directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings. In summary, Board members receive the following fees:

Annual retainer	$12,000
For each Board meeting attended in person	$1,500
For each Board meeting attended that is held over the telephone	$750
For each non-chair committee member for each committee meeting attended	$750
For each committee meeting attended by the chair of that committee	$1,000

In addition, on June 18, 2007 Dr. Bailey, Dr. Hung, Mr. Richman and Mr. Seaman were each granted a ten year option to purchase 10,000 shares of our common stock that will vest 5,000 shares immediately and 5,000 shares on the first anniversary of the date of grant an exercise price of $5.47. On September 19, 2007, Mr. Randall was granted an initial ten year option to purchase 20,000 shares of our common stock at an exercise price of $3.95.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 13, 2008, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 13, 2008, there were 10,196,784 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
SF Capital Partners Ltd.(2)	1,022,912	(3)	9.999%
Victory Park Master Fund, Ltd.(4)	966,139	(5)	9.19%
Austin W. Marxe and David M. Greenhouse(6)	1,296,607	(6)	12.12%
Albert and Margaret Alkek Foundation(7)	1,047,674	(8)	9.999%
Alkek & Williams Ventures Ltd.(9)	669,839	(10)	6.38%
DLD Family Investments, LLC(11)	561,111	(12)	5.38%

Officers and Directors:
Scott B. Seaman(9)	761,223	(13)	7.20%
David B. McWilliams	135,594	(14)	1.31%
Lynne Hohlfeld	19,167	(15)	*
Donna Rill	27,197	(16)	*
Jim C. Williams	55,660	(17)	*
Gregory H. Bailey	93,928	(18)	*
David Hung	40,000	(19)	*
Lorin Randall	10,000	(20)	*
Michael Richman	31,250	(21)	*

All directors and executive officers as a group (9 persons)**	1,174,019	(22)	10.72%

*	Indicates less than 1%

(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 North Crescent Ridge Drive, The Woodlands, Texas 77381.

(2)
Michael A. Roth and Brian J. Stark exercise joint voting and dispositive power over all of the shares of common stock beneficially owned by SF Capital Partners Ltd., but Messrs Roth and Stark disclaim beneficial ownership of such shares. The information in this footnote is primarily based on a Schedule 13G reported with the SEC on February 14, 2008 and other information provided to us. The mailing address of SF Capital Partners Ltd. is c/o Stark Offshore Management, LLC, 3600 South Lake Drive, St. Francis, WI 53235.

(3)
Excludes 466,638 shares of Company common stock underlying the Warrant (“Warrant”) that SF Capital Partners Ltd. is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise. “Warrant” refers, in each case to the Warrants dated April 11, 2006.

(4)
Victory Park Capital Advisors, LLC is the investment advisor of Victory Park Master Fund, Ltd., and consequently has voting control and investment discretion over securities held by Victory Park Master Fund, Ltd. Richard Levy is the sole member of Jacob Capital, L.L.C. and sole manager of Victory Park Capital Advisors, LLC.  The mailing address of the beneficial owner is 227 West Monroe Street, Suite 3900, Chicago, Illinois 60606.

(5)	Includes 320,000 shares of Company common stock underlying a Warrant.

(6)
Consisting of: (i) 271,603 shares of common stock and 165,500 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Fund III QP, L.P., (ii) 18,160 shares of common stock and 14,200 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Fund III, L.P., (iii)71,683 shares of common stock and 45,300 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Cayman Fund, L.P., (iv) 316,481 shares of common stock and 200,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Private Equity Fund, L.P., and (v) 118,680 shares of common stock and 75,000 shares of common stock issuable upon the exercise of a Warrant held by Special Situations Life Sciences Fund, L.P. MGP Advisors Limited (“MGP”) is the general partner of Special Situations Fund III, QP, L.P. and Special Situations Fund III, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP and the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. MG Advisers, L.L.C. (“MG”) is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. LS Advisers, LLC (“LS”) is the general partner and investment adviser to the Special Situations Life Sciences Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP, AWM, MG, and LS. Through their control of MGP, AWM, MG and LS, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above. The information in this footnote is primarily based on a Form 13G reported with the SEC on March 7, 2008 and other information provided to us. The mailing address of Messrs. Marxe and Greenhouse is 527 Madison Avenue, Suite 2600, New York, New York 10022.

(7)
This information is based on the Schedule 13D/A filed with the SEC on March 13, 2008,  by Albert and Margaret Alkek Foundation (the “Foundation”),  Alkek & Williams Ventures, Ltd. (“Ventures”), Scott Seaman, DLD Family Investments, LLC, and the other reporting persons named therein the (“Foundation 13D”). The Foundation acts through an investment committee of its board of directors, which includes Mr. Daniel Arnold, Mr. Joe Bailey, Mr. Scott Seaman and Ms. Randa Duncan Williams. Mr. Seaman is the executive director of the Foundation and chairman of the investment committee. The investment committee has sole voting and investment power over all of the shares of common stock beneficially owned by the Foundation. However, pursuant to the Foundation 13D, neither the executive director nor any member of the investment committee may act individually to vote or sell shares of common stock held by the Foundation; therefore, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. Additionally, pursuant to the Foundation 13D, the Foundation has concluded that because Mr. Seaman, in his capacity as executive director or chairman of the investment committee, cannot act in such capacity to vote or sell shares of common stock held by the Foundation without the approval of the investment committee, he is not deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation by virtue of his position as executive director or chairman of the investment committee. The mailing address of the beneficial owner is 1221 McKinney #4525, Houston, Texas 77010.

(8)
Consisting of: (i) 22,222 shares of common stock underlying Series C Warrants exercisable at $30.00 per share, (ii) 8,785 shares of common stock underlying a Warrant, and (iii) 250,000 shares of common stock underlying Series E Warrants. Excludes 241,215 shares of Company common stock underlying a Warrant that the Foundation is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise. Pursuant to the Foundation 13D, the Foundation and other reporting persons named therein may be deemed to constitute a group for purposes of Section 13(d) or Section 13(g) of the Exchange Act. However, the Foundation, Ventures, Chaswil, Ltd., and Mr. Seaman expressly disclaim (i) that, for purposes of Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of the Company held by DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams and (ii) that they have agreed to act together with DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams as a group other than as described in the Foundation 13D. Therefore, this does not include the following securities: (i) 333,333 shares of common stock held by DLD Family Investments, LLC; (ii) 17,778 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by DLD Family Investments, LLC; (iii) 110,000 shares of common stock underlying a Warrant held by DLD Family Investments, LLC;(iv) 100,000 shares of common stock underlying Series E warrants held by DLD Family Investments, LLC; (v) 26,667 shares of common stock held by Mr. Arnold; (vi) 8,889 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Mr. Arnold; (vii) 10,000 shares of common stock underlying a Warrant held by Mr. Arnold; (viii) 10,000 shares of common stock held by Mr. Bailey; (ix) 5,000 shares of common stock underlying a Warrant held by Mr. Bailey; (x) 363,667 shares of common stock held by Ventures; (xi) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Ventures; (xii) 125,000 shares of common stock underlying a Warrant held by Ventures; (xiii) 172,949 shares of common stock underlying Series E warrants held by Ventures; (xiv) 28,550 Series of common stock held by Mr. Seaman; (xv) 5,334 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Mr. Seaman; (xvi) 7,500 shares of common stock underlying a Warrant held by Mr. Seaman; and (xvii) 10,000 shares of common stock underlying Series E warrants held by Mr. Seaman. The information in this footnote is primarily based on the Foundation 13D and other information provided to us.

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

(10)
Consisting of: (i) 363,667 shares of common stock; (ii) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share; (iii) 125,000 shares of common stock underlying a Warrant, and (iv) 172,949 shares of common stock underlying Series E warrants.

(11)
Randa Duncan Williams is the principal of DLD Family Investments, LLC and she may be deemed to exercise voting and investment power with respect to such shares. The information in this footnote is primarily based on the Foundation 13D and other information provided to us. The mailing address of the beneficial owner is P.O. Box 4735, Houston, Texas 77210-4735.

(12)
Consisting of: (i) 333,334 shares of common stock held by DLD Family Investments, LLC; (ii) 17,778 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by DLD Family Investments, LLC; (iii) 110,000 shares of common stock underlying the Warrants held by DLD Family Investments, LLC, and (iv) 100,000 shares of common stock underlying Series E warrants. Ms. Williams is on the investment committee for the Foundation. Pursuant to the Foundation 13D, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. The information in this footnote is primarily based on the Foundation 13D and other information provided to us. The mailing address of the beneficial owner is P.O. Box 4735, Houston, Texas 77210-4735.

(13)
Consisting of: (i) 40,000 shares underlying stock options; (ii) 363,667 shares of common stock held by Ventures; (iii) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Ventures; (iv) 125,000 shares of common stock underlying the Warrants held by Ventures; (v) 172,949 shares of common stock underlying Series E warrants held by Ventures; (vi) 5,334 shares of common stock underlying Series C warrants exercisable at $30.00 per share; (vii) 7,500 shares of common stock underlying the Warrants; and (viii) 10,000 shares of common stock underlying Series E warrants. (See footnote 8 for additional discussion of the information set forth in clauses (ii) through (v) of the preceding sentence.) Pursuant to the Foundation 13D, this does not include the following shares which Mr. Seaman has determined he does not have beneficial ownership or disclaimed beneficial ownership: (i) 766,667 shares of common stock held by the Foundation; (ii) 22,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by the Foundation; (iii) 250,000 shares of common stock underlying a Warrant held by the Foundation; and (iv) 250,000 shares of common stock underlying Series E warrants held by the Foundation. (See footnote 7 for additional discussion of the information set forth in clauses (i) through (iv) of the preceding sentence.) The mailing address of the beneficial owner is 1221 McKinney #4545, Houston, Texas 77010.

(14)	Consisting of: (i) 122,000 shares of common stock underlying stock options and (ii) 6,968 shares of common stock underlying Series C warrants exercisable at $30.00 per share.

(15)	Consisting of 19,167 shares of common stock underlying options.

(16)	Consisting of 24,587 shares of common stock underlying options.

(17)	Consisting of 47,333 shares of common stock underlying options and 2,755 shares of common stock underlying Series C warrants exercisable at $30.00 per share.

(18)
Consisting of: (i) 40,000 shares underlying stock options; (ii) a warrant to purchase 38,928 shares of common stock exercisable at $5.00 per share; (iii) 10,000 shares of common stock held by Palantir Group, Inc., an entity in which Dr. Bailey has investment and voting power; and (iv) 5,000 shares of common stock underlying a Warrant held by Palantir Group, Inc.

(19)	Consisting of 40,000 shares of common stock underlying options.

(20)	Consisting of 10,000 shares of common stock underlying options.

(21)	Consisting of 31,250 shares of common stock underlying stock options.

(22)
Consisting of: (a) the following held by Mr. Seaman or which Mr. Seaman may be deemed to have voting and investment power (i) 40,000 shares underlying an option; (ii) 363,667 shares of our common stock held by Ventures; (iii) 18,223 shares of our common stock underlying Series C warrants exercisable at $30.00 per share held by Ventures; (iv) 125,000 shares of our common stock underlying a Warrant held by Ventures; (v) 172,949 shares of our common stock underlying Series E warrants held by Ventures; (vi) 5,334 shares of our common stock underlying Series C warrants exercisable at $30.00 per share; (vii) 7,500 shares of our common stock underlying a Warrant; and (viii) 10,000 shares of common stock underlying Series E warrants; (b) the following held by Mr. McWilliams (i)122,000 shares of common stock underlying stock options and (ii) 6,968 shares of our common stock underlying Series C warrants exercisable at $30.00 per share; (iii) 19,167 shares of common stock underlying stock options held by Ms. Hohlfeld; (iv) 24,587 shares of common stock underlying stock options held by Ms. Rill; (v) the following held by Dr. Williams: (a) 47,333 shares of common stock underlying stock options and (b) 2,755 shares of common stock underlying Series C warrants exercisable at $30.00 per share (vi) the following held by Dr. Bailey or which Dr. Bailey has voting and investment power: (a) 40,000 shares underlying stock options and (b) 38,928 shares of common stock underlying a Warrant exercisable at $5.00 per share; (vii) 10,000 shares of common stock held by Palantir Group, Inc.; and (viii) 5,000 shares of commons underlying a Warrant held by Palantir Group, Inc.; (ix) 40,000 shares underlying stock options held by Dr. Hung; (x) 10,000 shares underlying stock options held by Mr. Randall; and (xi) 31,250 shares underlying stock options held by Mr. Richman.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None

Director Independence

Director	Independent(1)	Audit Committee	Nominating and Corporate Governance Committee
Gregory H. Bailey
David Hung	X		X
David B. McWilliams
Lorin J. Randall	X	X
Michael Richman	X	X	X
Scott B. Seaman	X	X	X

(1) As defined by applicable SEC rule and the listing standards of the Nasdaq Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed by the principal accountant, Malone & Bailey, PC, for the audit and related audit services for the period ending December 31, 2007 and 2006, were $181,693 and $167,462 respectively.

No other fees were billed for services by Malone & Bailey, PC, other than those covered in the preceding paragraph.  No professional fees were billed for financial information, tax advice or planning, or system design and implementation.

PART IV

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(a)           1.           Financial Statements of the Company

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for years ended December 31, 2007, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2007

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2007 and 2006	F-2
Statements of Expenses for the Years Ended December 31, 2007, 2006 and 2005 and the
period from January 22, 2003 (Inception) through December 31, 2007	F-3
Statement of Changes in Stockholders Equity from January 22, 2003 (Inception) through
December 31, 2007	F-4
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 and the
period from January 22, 2003 (Inception) through December 31, 2007	F-5
Notes to Financial Statements	F-6

2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits

Exhibit 2.1	Stock Purchase Agreement effective as of May 5, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2004)

Exhibit 2.2	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K filed October 8, 2004)

Exhibit 3.1	Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006)

Exhibit 3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999)

Exhibit 4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999)

Exhibit 4.2	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 20, 2007)

Exhibit 4.3	Warrant Agent Agreement for Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 14, 2008)

Exhibit 4.4	Form of Underwriters’ Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2008)

Exhibit 4.5	Form of Underwriters’ Warrant to Acquire Warrants Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed February 14, 2008)

Exhibit 10.1	June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement filed on June 29, 2004)

Exhibit 10.2
Amended and Restated Employment Agreement dated June 15, 2006, between the Company and David McWilliams (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2006)

Exhibit 10.12	Form of Warrant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.13
License Agreement dated September 5, 2001 between the Company and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005)

Exhibit 10.14	Second Amended and Restated License Agreement with University of Chicago (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2007)

Exhibit 10.17	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.17 to Form SB-2 filed July 19, 2005)

Exhibit 10.18	Securities Purchase Agreement dated June 17, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.18 to Form SB-2 filed July 19, 2005)

Exhibit 10.19	Registration Rights Agreement dated June 17, 2005 by and among the purchasers of common stock named therein (incorporated by reference to Exhibit 10.19 to Form SB-2 filed July 19, 2005)

Exhibit 10.20
Securities Purchase Agreement dated June 30, 2005 by and among the Company and the purchasers of common stock named therein (incorporated by reference to Exhibit 10.20 to Form SB-2 filed July 19, 2005)

Exhibit 10.21	Securities Purchase Agreement dated July 15, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.21 to Form SB-2 filed July 19, 2005)

Exhibit 10.22	Registration Rights Agreement dated July 15, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.22 to Form SB-2 filed July 19, 2005)

Exhibit 10.23
License Agreement dated January 13, 2006 by the Company and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Form SB-2 filed February 9, 2006)

Exhibit 10.24	Lease dated August 19, 2005 by the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006)

Exhibit 10.25	Form of Warrant Agreement issued to brokers in connection with 2005 offerings (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 filed April 11, 2006)

Exhibit 10.26
Purchase Agreement dated April 11, 2006 by and among the Company and the Investors named herein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.27
Registration Rights Agreement dated April 11, 2006 by and among the Company and the Investors named herein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.28	Form of Warrant issued in connection with April 2006 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.29	Form of Broker Stock Purchase Warrant issued to MDB Capital Group LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 18, 2006)

Exhibit 10.30
Second Amended and Restated License Agreement dated July 31, 2007 between the Company and the University of Chicago (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 3,, 2007)

Exhibit 31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

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
David B. McWilliams
President and Chief Executive Officer

By: /s/ LYNNE HOHLFELD
Lynne Hohlfeld, Chief Financial Officer and
Principal Accounting Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ DAVID B. MCWILLIAMS	President, Chief Executive Officer and Director (principal executive officer)	March 17, 2008
David B. McWilliams

/S/ LYNNE HOHLFELD	Chief Financial Officer (principal financial and accounting officer)	March 17, 2008
Lynne Hohlfeld

/S/ GREGORY H. BAILEY	Director	March 17, 2008
Gregory H. Bailey

/S/ DAVID HUNG	Director	March 17, 2008
David Hung

/S/ LORIN J. RANDALL	Director	March 17, 2008
Lorin J. Randall

/S/ MICHAEL RICHMAN	Director	March 17, 2008
Michael Richman

/S/ SCOTT B. SEAMAN	Director	March 17, 2008
Scott B. Seaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opexa Therapeutics, Inc.
(formerly PharmaFrontiers Corp.)
(a development stage company)
The Woodlands, Texas

We have audited the accompanying balance sheets of Opexa Therapeutics, Inc. (a development stage company), as of December 31, 2007 and 2006 and the related statements of expenses, changes in stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005 and the period from January 22, 2003 (Inception) through December 31, 2007. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opexa as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the accompanying financial statements have been prepared assuming that Opexa will continue as a going concern. Opexa requires significant amount of cash in its operations and does not have sufficient cash to fund its operations for the next twelve months, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 14, 2008

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,645,482	$12,019,914
Investment in marketable securities	—	2,952,096
Other current assets	355,266	472,881

Total current assets	3,000,748	15,444,891

Property & equipment, net accumulated depreciation of $614,079 and $395,284, respectively	1,370,647	1,361,377

Total assets	$4,371,395	$16,806,268

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$938,442	$868,862
Accounts payable – related parties	54,091	—
Stock payable	—	112,440
Accrued expenses	1,022,461	135,069
Note payable	—	1,500,000
Current maturity of loan payable	60,360	14,080
Derivative liability	—	6,656,677

Total current liabilities	2,075,354	9,287,128

Long term liabilities:
Loan payable	162,456	96,242

Total liabilities	2,237,810	9,383,370

Commitments and contingencies	—	—

Stockholders’ equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.50 par value, 100,000,000 shares authorized, 6,696,784 shares issued and outstanding	3,348,351	3,348,351
Additional paid in capital	76,498,054	63,118,180
Deficit accumulated during the development stage	(77,712,820)	(59,043,633)

Total stockholders’ equity	2,133,585	7,422,898

Total liabilities and stockholders’ equity	$4,371,395	$16,806,268

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Years ended December 31, 2007, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to December 31, 2007

	2007	2006	2005	Inception through 2007
Research and development	$13,071,856	$7,850,373	$5,159,853	$53,757,537
General and administrative	3,418,306	5,461,047	6,259,075	17,624,775
Depreciation	232,955	174,117	98,080	518,210
Loss on disposal of assets	13,192	2,376	22,810	495,501

Operating loss	(16,736,309)	(13,487,913)	(11,539,818)	(72,396,023)

Interest income	477,605	688,299	81,930	1,253,826
Other income and expense, net	(5,000)	46,450	28,174	72,003
Gain on derivative liability	—	104,978	3,896,841	—
Gain on extinguishment of debt	1,612,440	—	—	1,612,440
Interest expense	(16,103)	(984)	(7,323,851)	(8,255,066)

Net loss	$(14,667,367)	$(12,649,170)	$(14,856,724)	$(77,712,820)

Basic and diluted loss per share	$(2.19)	$(2.35)	$(9.49)	N/A
Weighted average shares outstanding	6,696,784	5,390,910	1,564,837	N/A

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC
(a development stage company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from January 22, 2003 (Inception) through December 31, 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par
Shares issued for cash	525,000	$262,500	$(261,500)	$—	$1,000
Shares repurchased and cancelled	(170,625)	(85,313)	84,988	—	(325)
Discount related to:
beneficial conversion feature	—	—	28,180	—	28,180
warrants attached to debt	—	—	28,180	—	28,180
Net loss	—	—	—	(126,003)	(126,003)

Balances at December 31, 2003	354,375	177,187	(120,152)	(126,003)	(68,968)
Shares issued for:
cash	2,250	1,125	7,875	—	9,000
services	206,500	103,250	745,750	—	849,000
license	24,269	12,135	414,940	—	427,075
reverse merger with Sportan	99,740	49,870	(197,603)	—	(147,733)
acquisition of Opexa	250,000	125,000	23,625,000	—	23,750,000
additional shares attached to convertible debt	16,100	8,050	280,316	—	288,366
conversion of convertible notes	60,750	30,375	217,995	—	248,370
Shares cancelled	(8,000)	(4,000)	4,000	—	—
Discount related to:
beneficial conversion feature	—	—	855,849	—	855,849
warrants attached to debt	—	—	1,848,502	—	1,848,502
Option expense	—	—	123,333	—	123,333
Net loss	—	—	—	(31,411,736)	(31,411,736)

Balances at December 31, 2004	1,005,984	502,992	27,805,805	(31,537,739)	(3,228,942)
Shares issued for:
cash, net of offering costs	389,451	194,725	5,151,492	—	5,346,217
convertible debt	611,026	305,513	7,343,933	—	7,649,446
debt	2,300	1,150	159,850	—	161,000
license	29,194	14,597	1,853,787	—	1,868,384
services	24,000	12,000	1,000,400	—	1,012,400
Discount related to:
beneficial conversion feature	—	—	831,944	—	831,944
warrants attached to debt	—	—	1,433,108	—	1,433,108
Option expense	—	—	2,487,741	—	2,487,741
Warrant expense	—	—	2,373,888	—	2,373,888
Transition of warrants from equity instruments to liability instruments	—	—	(10,658,496)	—	(10,658,496)
Net loss	—	—	—	(14,856,724)	(14,856,724)

Balances at December 31, 2005	2,061,955	1,030,977	39,783,452	(46,394,463)	(5,580,034)
Shares issued for:
cash, net of offering costs	4,600,000	2,300,000	18,853,519	—	21,153,519
debt	34,829	17,374	162,626	—	180,000
Option expense	—	—	2,749,617	—	2,749,617
Warrant expense	—	—	1,568,966	—	1,568,966
Net loss	—	—	—	(12,649,170)	(12,649,170)

Balances at December 31, 2006	6,696,784	3,348,351	63,118,180	(59,043,633)	7,422,898
Cumulative change in derivative liability	—	—	10,658,496	(4,001,820)	6,656,676
Option expense	—	—	1,876,103	—	1,876,103
Warrant expense	—	—	845,275	—	845,275
Net loss	—	—	—	(14,667,367)	(14,667,367)
Balances at December 31, 2007	6,696,784	$3,348,351	$76,498,054	$(77,712,820)	$2,133,585

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005 and the
Period from January 22, 2003 (Inception) to December 31, 2007

	2007	2006	2005	Inception through 2007
Cash flows from operating activities
Net loss	$(14,667,367)	$(12,649,170)	$(14,856,724)	$(77,712,820)
Adjustments to reconcile net loss to net cash used in operating activities
Stock payable for acquired research and development	—	112,440	—	112,440
Stock issued for acquired research and development	—	—	1,988,897	26,286,589
Stock issued for services	—	—	—	1,861,400
Stock issued for debt in excess of principal	—	—	109,070	109,070
Amortization of discount on notes payable due to warrants and beneficial conversion feature	—	—	5,516,638	6,313,205
Unrealized gain on marketable securities	25,912	(25,912)	—	—
(Gain) on derivative liability	—	(104,978)	(3,896,841)	—
(Gain) on extinguishment of debt	(1,612,440)	—	—	(1,612,440)
Depreciation	232,955	174,117	98,080	518,210
Debt financing costs	—	—	365,910	365,910
Option and warrant expense	2,721,378	4,318,583	4,861,629	12,024,923
Loss on disposition of fixed assets	13,192	2,376	22,810	495,501
Changes in:
Accounts payable	123,670	359,397	26,360	542,891
Marketable securities	2,926,184	(2,926,184)	—	—
Prepaid expenses	117,615	(340,876)	(88,185)	(383,729)
Accrued expenses	887,392	(105,240)	23,655	895,807
Other assets	—	—	(388,210)	(388,210)

Net cash used in operating activities	(9,231,509)	(11,185,447)	(6,216,911)	(30,571,252)

Cash flows from investing activities
Purchase of property & equipment	(255,417)	(619,147)	(258,903)	(1,306,471)

Net cash used in investing activities	(255,417)	(619,147)	(258,903)	(1,306,471)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	—	21,153,520	5,346,217	26,509,737
Common stock repurchased and canceled	—	—	—	(325)
Proceeds from debt	137,286	110,322	2,896,885	8,102,199
Repayments on notes payable	(24,792)	—	(58,614)	(88,406)

Net cash provided by financing activities	112,494	21,263,842	8,184,488	34,523,205

Net change in cash and cash equivalents	(9,374,432)	9,459,248	1,708,674	2,645,482
Cash and cash equivalents at beginning of period	12,019,914	2,560,666	851,992	—

Cash and cash equivalents at end of period	$2,645,482	$12,019,914	$2,560,666	$2,645,482

Cash paid for:
Income tax	$—	$—	—	$—
Interest	—	—	—	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	—	—	—	147,733
Issuance of common stock for accrued interest	—	—	525,513	525,513
Conversion of notes payable to common stock	—	—	6,159,610	6,407,980
Conversion of accrued liabilities to common stock	—	180,000	17,176	197,176
Conversion of accounts payable to note payable	—	—	—	93,364
Discount on convertible notes relating to:
—warrants	—	—	1,433,108	3,309,790
—beneficial conversion feature	—	—	831,944	1,715,973
—stock attached to notes	—	—	999,074	1,287,440
Fair value of derivative instrument	—	—	6,761,655	—

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
(formerly PharmaFrontiers Corp.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Opexa Therapeutics, Inc. (“Opexa”) was incorporated in Texas in March, 1991 as a bio-pharmaceutical company engaged in developing autologous personalized cell therapies. During the development stage, Opexa acquired the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory Operated by the University of Chicago (“Argonne”). This is an exclusive license to a stem cell technology in which adult multi-potent stem cells are derived from monocytes obtained from the patient’s own blood (the “License”). A patent application was filed in November 2003, with the United States Patent and Trade Office regarding the technology involved in the License.

On October 7, 2004, Opexa acquired all of the outstanding stock of Opexa Pharmaceuticals, Inc., an entity that has the exclusive worldwide license from Baylor College of Medicine to an individualized T-cell therapeutic vaccine, Tovaxin®, which is in FDA Phase IIb human clinical trials to evaluate its safety and effectiveness in treating multiple sclerosis.

Development Stage Company. Opexa is considered to be in the Development stage as defined in Statement of Financial Accounting Standards No. 7. Opexa has no revenues to date.

Basis of Presentation. In June 2006, Opexa (i) changed its name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp. (“Pharma”) and (ii) effected a one-for-ten reverse common stock split. All references to number of shares and per share amounts reflect such split as if it occurred on the first day of the first period presented. The financial statements include the accounts of Opexa and its wholly-owned subsidiary, Opexa Pharmaceuticals, Inc through December 31, 2006. All inter-company accounts and transactions have been eliminated.

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

The following table illustrates the effect on net loss and net loss per share if Opexa had applied the fair value provisions of FASB Statement No. 123 to stock-based employee compensation prior to January 1, 2006:

	2005	Inception Through 2007
Net loss as reported	$(14,856,724)	$(77,712,820)
Add: stock based compensation determined under intrinsic value method	2,487,741	2,611,074
Less: stock based compensation determined under fair value based method	(4,264,013)	(4,417,377)

Pro forma net loss	$(16,632,996)	$(79,519,123)

Basic and diluted loss per share
Net loss per common share	$(10.63)	N/A
As reported	$(9.49)	N/A

Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. All costs for research and development activities are expensed as incurred. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Acquired in process research and development that does not have a future alternative use is expensed when acquired. Research and development expense for the years ended December 31, 2007, 2006 and 2005 was $13,071,856, $7,850,373 and $5,159,853 respectively.

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

The pricing model Opexa used for determining fair values of its derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which Requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The impact of implementing EITF 00-19-2 in the fiscal year 2007 resulted in a cumulative effect of a change in accounting principle with a credit to beginning retained earnings of $6,656,677 and a reversal of the same amount to the derivative liability account.

Recently Issued Accounting Pronouncements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFA 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006 and is therefore required to be adopted by Opexa as of October 1, 2006. Management is still evaluating what effect this will have on Opexa’s financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on Opexa’s financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

 In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF Issue No. 07-3 are effective for the Company as of January 1, 2008, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe EITF 07-3 will have a material impact on its results from operations or financial position.

There were various other accounting standards and interpretations issued during 2007, 2006 and 2005, none of which are expected to have a material impact on the Opexa’s financial position, operations or cash flows.

NOTE 2—GOING CONCERN

Opexa incurred a net loss of approximately $14.7 million for the year ended December 31, 2007 and has an accumulated deficit of approximately $77.7 million.  The cash balance of $2.6 million as of December 31, 2007 plus the approximately $6.7 million in proceeds from the February 2008 public offering is not sufficient to fund our operations for the next twelve months if we are to execute our operating plan including the completion of our Phase IIb clinical trial of Tovaxin for the treatment of MS. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management continues to seek means to raise additional capital through sales of equity.  The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

NOTE 3—RESTATEMENT OF FINANCIAL STATEMENTS

In November, 2007, Opexa restated its financial statements for the 2006 and 2005 annual periods. Following is a description of the restatements to the financial statements:

Opexa acquired Opexa Pharmaceuticals in October 2004 and originally accounted for the acquired in process research and development of $23,991,128 as intangible assets. In November 2007, Opexa re-evaluated its accounting for acquired research and development and upon further consideration of Paragraph 11(c) of Statement of Financial Accounting Standards No. 2 (SFAS No. 2) and accounting guidance from Financial Accounting Standards Board Interpretation No. 4 “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (FIN 4), Opexa determined that these assets did not have an alternative future use at the date of acquisition. Thus, they had no separate economic value and should be accordingly expensed to research and development in the period acquired.

In February 2004, Opexa obtained a license from the University of Chicago for an adult stem cell technology. Costs associated with the acquisition of this license were originally accounted for as an intangible asset. The amounts originally capitalized as intangible assets were $3,051,706, $976,497 and $112,440 for the years ended December 31, 2004, 2005 and 2006 respectively. Upon further consideration of Paragraph 11(c) of SFAS No. 2, Opexa determined that these assets had not reached technological feasibility at the date of acquisition and had no alternative future use. Therefore, the intangible asset should have been expensed to in process research and development in the period acquired.

In March 2006, Opexa obtained an exclusive worldwide license for the intellectual property rights and research results of an autologous T cell vaccine for rheumatoid arthritis from the Shanghai Institutes for Biological Sciences (SIBS), Chinese Academy of Sciences of the People’s Republic of China. Opexa made a $125,000 license payment and accounted for the license as an intangible asset. Upon further consideration of Paragraph 11(c) of SFAS No. 2, Opexa determined that this asset had not reached technological feasibility at the date of acquisition and had no alternative future use. Therefore, the intangible asset should have been expensed to in process research and development in the period acquired.

In the Statements of Expenses, the effect of the adjustments on operating expenses, loss from operations and net loss for each of the years ended December 31, 2006 and 2005 and January 22, 2003(Inception) to December 31, 2006 was as follows:

	Year Ended December 31,
	2006				2005
	As Reported	Adj.		As Restated	As Reported	Adj.		As Restated
Research and development	$7,612,932	$237,441	(1)	$7,850,373	$4,183,356	$976,497	(1)	$5,159,853
General and administrative	5,461,047	—		5,461,047	6,259,075	—		6,259,075
Depreciation and amortization	1,818,795	(1,644,678	)(2)	174,117	1,735,209	(1,637,129	)(2)	98,080
Loss on disposal of assets	2,376	—		2,376	22,810	—		22,810

Operating loss	(14,895,150)	1,407,237		(13,487,913)	(12,200,450)	660,632		(11,539,818)

	Year Ended December 31,
	2006			2005
	As Reported	Adj.	As Restated	As Reported	Adj.	As Restated
Interest income	688,299	—	688,299	81,930	—	81,930
Other income	46,450	—	46,450	28,174	—	28,174
Gain (loss) on derivative liability	104,978	—	104,978	3,896,841	—	3,896,841
Interest expense	(984)	—	(984)	(7,323,851)	—	(7,323,851)

Net loss	$(14,056,407)	$1,407,237	$(12,649,170)	$(15,517,356)	$660,632	$(14,856,724)

Basic and diluted loss per share	$(2.61)	$0.26	$(2.35)	$(9.92)	$0.42	$(9.49)

	January 22, 2003 (Inception) to December 31, 2006
	As Reported	Adjustment		As Restated
Research and development	$12,428,909	$28,256,771	(1)	$40,685,680
General and administrative	14,206,469	—		14,206,469
Depreciation and amortization	3,818,823	(3,533,568	)(2)	285,255
Loss on disposal of assets	482,309	—		482,309

Operating loss	(30,936,510)	(24,723,203)		(55,659,713)

Interest income	776,221	—		776,221
Other income	77,003	—		77,003
Gain (loss) on derivative liability	4,001,819	—		4,001,819
Interest expense	(8,238,963)	—		(8,238,963)

Net loss	$(34,320,430)	$(24,723,203)		$(59,043,633)

Basic and diluted loss per share	N/A	N/A		N/A

______________________
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

In the Balance Sheet, the effect of the adjustments on Intangible Assets and Accumulated Deficit as of December 31, 2006 was as follows:

	December 31, 2006
	As Reported	Adjustment		As Restated
Assets
Intangible Assets	$24,723,203	$(24,723,203	)(1)	$—

Stockholders’ Equity
Accumulated Deficit	$(34,320,430)	$(24,723,203	)(1)	$(59,043,633)
______________________
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

NOTE 4—MARKETABLE SECURITIES

At December 31, 2007, Opexa invested $2.6 million in a money market account with an average market yield of 4.8%. Interest income of $477,605 was recognized for the twelve months ended December 31, 2007 in the statements of expenses.

At December 31, 2006, Opexa invested $10.9 million in A-1/P-1 commercial paper, of which $2.9 million is invested in marketable securities, and $3.9 million is invested in a money market account with an average market yield of 5.33% and average time to maturity of 1.32 months. Interest income of $688,299 was recognized for the year ended December 31, 2006 in the statements of expenses.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Description	Life	2007	2006
Computer equipment	3 years	$155,018	$134,023
Office furniture and equipment	3-10 years	319,427	220,113
Software	3-5 years	88,919	46,089
Laboratory equipment	3-10 years	972,525	912,709
Leasehold improvements	10 years	448,837	443,727

Subtotal		1,984,726	1,756,661
Less: accumulated depreciation		(614,079)	(395,284)

Property and equipment, net		$1,370,647	$1,361,377

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to ten years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred. Depreciation expense totaled $232,955, $174,117 and $98,080 in fiscal 2007, 2006 and 2005, respectively.

NOTE 6—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2007, for federal income tax and alternative minimum tax reporting purposes, Opexa had approximately $67,963,929 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2026. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $5,650,429 of net operating losses incurred prior to October 7, 2004 was significantly limited as a result of the change of control that occurred in connection with Opexa’s acquisition of Opexa. The benefit could be subject to further limitations if significant future ownership changes occur in Opexa.

At December 31, 2007, deferred tax assets consisted of the following:

NOL @ 12/31/07	$(68,052,241)
Estimated tax rate	X 34%

Deferred tax asset	(23,137,762)
Valuation allowance	23,137,762

Net deferred tax asset	$—

NOTE 7—LOAN PAYABLE

Loan payable consists of an equipment line of up to $250,000 with Wells Fargo of which $222,816 and $110,322 were outstanding as of December 31, 2007 and 2006, respectively. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds. For the years ended December 31, 2007, 2006 and 2005, Opexa recognized interest expenses of $14,631, $0 and $0, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. There is 2,500 sq. ft. of space still available for future build-out. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $137,196 for 2008, $139,782 for 2009, $147,540 for 2010, $147,540 for 2011 and $584,343 for years 2012 to 2015. Rent expense was $136,153, $136,153 and $34,038 for 2007, 2006 and 2005, respectively.

Contract Research Organization Agreement

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC, a contract research organization focused on managing central nervous system trials. Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds in the amount of (i) $400,000 for professional fees, (ii) $60,000 for out of pocket expenses and (iii) $175,000 for investigator grants.  The professional fee advance is applied 1/12th per month to invoices and replenished once 75% depleted.  The out of pocket advance will be held and applied to the final invoice.  The investigator grant advance is used as a draw down advance and replenished once 75% depleted.  This process will continue until the end of the study.  At the conclusion of the program, advance balances remaining will be applied to outstanding invoices. These advances are treated as prepaid items and included in the other current assets section of the balance sheet. As of December 31, 2007 and 2006, the advance balance to PharmaNet, LLC was $193,337 and $324,663, respectively. For the years ended December 31, 2007 and 2006, Opexa recognized $4,354,303 and $2,026,548, respectively, as its research and development expense under the PharmaNet agreement.

In July 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved.  Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of December 31, 2007.

NOTE 9—EQUITY

During 2003, equity related transactions were as follows:

•	525,000 shares of common stock were sold for $1,000.

•	170,625 shares were reacquired for $325 and canceled.

•	Additional contributions to capital of $56,360 resulted from the discounted value to notes payable due to warrants and beneficial conversion features attached to convertible notes was issued in 2003.

During 2004, equity related transactions were as follows:

•	2,250 shares of common stock were sold for $9,000.

•	206,500 shares of common stock valued at their then fair value of $849,000 were issued to employees and consultants for their services.

•	24,269 shares of common stock valued at their then fair value of $427,075 were issued to the University of Chicago per the terms of a license agreement. See Note 12 for details.

•	99,740 shares of common stock were issued for net liabilities of $147,733 pursuant to the 2004 reorganization.

•	250,000 shares of common stock valued at their then fair value of $23,750,000 were issued to Opexa Pharmaceuticals, Inc., shareholders. See Note 13 for details.

•	16,100 shares of common stock with a relative fair value of $288,366 were issued to note holders as their additional shares for their subscription investment.

•	60,750 shares of common stock were issued to note holders for the conversion of $248,370 of principal and interest from convertible notes.

•	8,000 shares of common stock were cancelled pursuant to the terms of an employment separation agreement.

•	Additional contributions to capital of $2,704,351 resulted from the discounted value to notes payable from warrants and beneficial conversion features attached to convertible notes.

•	Employee stock option compensation expense was $123,333 for 2004.

During 2005, equity related transactions were as follows:

•
389,451 shares of common stock with warrants to purchase 1,070,993 shares were sold for $5,841,769. The relative fair value of the common stock is $1,103,714 and the relative fair value of the warrants is $4,738,055. Offering costs of $495,552 related to shares issued were charged to additional paid in capital.

•	45,168 shares of common stock with a relative fair value of $999,074 were issued to note holders as their additional shares for their subscription investment.

•	565,858 shares of common stock were issued to note holders for the conversion of $6,124,859 of principal and $525,513 interest from convertible notes.

•	2,300 shares of common stock valued at their fair value of $161,000 were issued to note holders for the conversion of $51,930 of principal and interest from the notes.

•	29,194 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $1,868,384.

•	24,000 shares of common stock valued at their fair value of $1,012,400 were issued to consultants for their services.

•	Additional contributions to capital of $2,265,052 relating to the discounted value to notes payable from warrants, beneficial conversion features attached to convertible notes.

•	Employee stock option compensation expense was $2,487,741 for 2005.

•	Non-employee stock option compensation expense was $2,373,888 for 2005.

•	Transition of warrants from equity instruments to liability instruments in the amount of $10,658,496 was recorded. See Note 11 for details.

During 2006, equity related transactions were as follows:

•	In March 2006, 34,829 shares of common stock were issued to settle an outstanding accounts payable in the amount of $180,000.

•
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

•	Employee stock option compensation expense was $2,749,617 for 2006.

•	Non-employee stock option compensation expense was $1,568,966 for 2006.

During 2007, equity related transactions were as follows:

•	Employee stock option compensation expense was $1,876,103 for 2007.

•	Non-employee stock option compensation expense was $845,275 for 2007.

NOTE 10—OPTIONS AND WARRANTS

In 2004, Opexa adopted the 2004 Stock Option Plan (“the Plan”) for the granting of stock options to employees and consultants of Opexa. Options granted under the Plan may be either incentive stock options or nonqualified stock options. The Board of Directors has discretion to determine the number, term, exercise price and vesting of all grants.

Employee Stock Options:

During 2004, options to purchase 96,500 shares were granted to employees at exercise prices ranging from $30.00 to $50.00. These options have terms of five years and vest from one to three years. Fair value of $5,623,186 was recorded using the Black-Scholes method of option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2004 include (1) discount rate range of 2%, (2) option life of 5 years, (3) expected volatility range of 75.05% and (4) zero expected dividends.

During 2005, options to purchase 63,050 shares were granted to employees at an exercise price of $7.00. These options have terms of ten years and vest in four years. Fair value of $261,879 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2005 include (1) discount rate range of 2%, (2) option life of 10 years, (3) expected volatility range of 175.4% and (4) zero expected dividends.

During 2005, options to purchase 4,167 shares were forfeited and cancelled.

During 2006, options to purchase 389,160 shares of common stock were granted by Opexa to its employees at exercise prices ranging from $5.00 to $9.40. These options have terms from five to ten years and vest from one to three years. Fair value of $3,126,168 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2006 include (1) discount rate range of 4.72% to 5.22%, (2) option life of 5 to 10 years, (3) expected volatility range of 401.34% to 429.86% and (4) zero expected dividends.

Opexa recorded $2,749,617 stock-based compensation expense to the management and employees during 2006.

During 2006, options to purchase 14,133 shares were forfeited.

During 2007, options to purchase 224,400 shares of common stock were granted by Opexa to its employees at exercise prices ranging from $3.96 to $5.47. These options have terms of ten years and vest annually over a three year period.  Fair value of $958,011 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2007 include (1) discount rate range of 4.22% to 5.07%, (2) option life is a term with the expected term of 5 to 6 years, (3) expected volatility range of 95.36% to 103.91% and (4) zero expected dividends.

Opexa recorded $1,876,103 stock-based compensation expense to the management and employees during 2007.

During 2007, options to purchase 17,345 shares were forfeited.

Consultant Options:

During 2004, options to purchase 20,000 shares were granted to consultants at exercise prices ranging from $30.00 to $50.00. These options have terms of five years and vest from one to three years. Fair value of $1,011,770 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2004 include (1) discount rate range of 2% (2) option life of 5 years, (3) expected volatility range of 75.05% and (4) zero expected dividends.

During 2005, options to purchase 71,060 shares were granted to consultants. Using the Black-Scholes fair value for 2005 was $1,552,936 option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2005include (1) discount rate range of 2%, (2) option life of 5 years, (3) expected volatility range of 175.4% and (4) zero expected dividends.

During 2005, options to purchase 10,000 shares were forfeited and cancelled.

During 2006, options to purchase 156,500 shares of common stock were granted by Opexa to its consultants, directors and exiting directors at the exercise prices ranging from $5.20 to $9.80. These warrants have a term of ten years and vest from one to three years.  Fair value of $1,496,375 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2006 include (1) discount rate range of 4.72% – 5.22%, (2) option life of 10 years, (3) expected volatility range of 401.34% to 429.86% and (4) zero expected dividends.

Opexa recorded $1,568,966 stock-based compensation expense to the consultants, directors and exiting directors during 2006.

During 2006, options to purchase 5,000 shares were expired.

During 2007, options to purchase 69,500 shares of common stock were granted by Opexa to its consultants, directors and exiting directors at the exercise prices ranging from $3.95 to $5.47. These warrants have a term of ten years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the first and second year anniversary of the date of grant. Fair value of $268,675 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2007 include (1) discount rate range of 4.20% to 5.07%, (2) option life is a term with the expected term of 5.75 years, (3) expected volatility range of 95.36% to 95.88% and (4) zero expected dividends.

Opexa recorded $845,275 stock-based compensation expense to the consultants and directors during 2007.

Broker and Investor Warrants:

During 2003, warrants to purchase 15,000 shares were granted to investors related to the convertible notes.

During 2004, warrants to purchase 142,800 shares were granted to investors related to the convertible notes.

During 2005, warrants to purchase 46,084 shares of Common Stock ere issued to several brokerage firms as the offering costs and commissions for Opexa’s financing activities at an exercise price of $1.50 per share. These warrants have a fair value of $2,197,162 and vest immediately.

During 2005, warrants to purchase 2,386,984 shares were granted to investors related to the convertible notes and warrants to purchase 254,362 shares were forfeited and cancelled.

In April 2006, warrants to purchase 213,720 shares of common stock were granted by Opexa to the brokers in connection with the $23,000,000 equity financing, at an exercise price of $5.20. These warrants have a term of three years, vest immediately and have a fair value of $1,077,778.

During 2006, warrants to purchase 2,765,043 shares were granted to investors related to the April 2006 financing and warrants to purchase 1,644,908 shares were forfeited and cancelled.

During 2007, there were no options granted to investors.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Year ended December 31, 2003:
Granted	—	$—	15,000	$20.80

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2003	—	—	15,000	20.80

Year ended December 31, 2004:
Granted	116,500	32.27	142,800	20.80

Outstanding at December 31, 2004	116,500	32.27	157,800	20.80

Year ended December 31, 2005:
Granted	134,110	19.30	2,433,068	28.73
Forfeited and canceled	(14,167)	33.76	(254,362)	24.30

Outstanding at December 31, 2005	236,443	24.82	2,336,506	28.68

Year ended December 31, 2006:
Granted	545,660	6.65	2,978,763	6.29
Forfeited and canceled	(19,133)	38.76	(1,644,908)	8.61

Outstanding at December 31, 2006	762,970	11.48	3,670,361	19.51

Year ended December 31, 2007:
Granted	293,900	5.28	—	—
Forfeited and canceled	(17,345)	7.74	—	—

Outstanding at December 31, 2007	1,039,525	$9.79	3,670,361	$19.51

Summary of options and warrants outstanding and exercisable as of December 31, 2007 is as follows:

Exercise Price	Remaining life	Options Outstanding	Options Exercisable	Warrants Outstanding	Warrants Exercisable
$40.00	2-3 years	17,500	13,750	—	—
$30.00	1-2 years	89,500	89,500	—	—
$30.00	2 - 3 years	31,850	28,567	1,110,556	1,110,556
$15.00	2 - 3 years	810	810	46,085	46,085
$11.90	2 - 3 years	21,500	3,000	—	—
$11.50	1 - 2 years	16,750	16,750	—	—
$11.40	1 - 2 years	2,000	2,000	—	—
$ 9.80	8 - 9 years	37,000	28,250	—	—
$ 9.40	8 - 9 years	32,100	13,700	—	—
$ 8.25	8 - 9 years	14,000	5,667	—	—
$ 7.09	8 - 9 years	3,300	1,100	—	—
$ 7.00	8 - 9 years	35,500	17,750	—	—
$ 6.50	3 - 4 years	—	—	2,300,000	2,300,000
$ 5.47	9 -10 years	257,000	21,500	—	—
$ 5.20	1 - 2 years	8,500	8,500	—	—
$ 5.20	8 -9 years	105,000	70,000	—	—
$ 5.00	2 - 3 years	—	—	213,720	213,720
$ 5.00	3 - 4 years	75,000	75,000	—	—
$ 5.00	8 -9 years	263,015	87,672	—	—
$ 4.04	9 - 10 years	4,400	—	—	—
$ 3.96	9 - 10 years	4,800	1,500	—	—
$ 3.95	9 - 10 years	20,000	10,000	—	—
		1,039,525	495,016	3,670,361	3,670,361

 NOTE 11—DERIVATIVE INSTRUMENTS

In June 2006, Opexa evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and it was determined that certain of the warrants to purchase common stock issued by Opexa associated with the bridge note exchange and private placement offerings in June 2005 and July 2005 were derivatives that Opexa was required to account for as free-standing derivative instruments under GAAP. These three series of warrants were considered at the time to be derivatives because the liquidated damage provision in the registration rights agreement covering each warrant resulted in the conclusion that it was more economic to issue registered shares than to issue unregistered shares and pay the penalty. Because issuing registered shares is outside of Opexa’s control, Opexa concluded the warrants should be accounted for as derivative liabilities under SFAS 133 and EITF 00-19. As a result, Opexa reported the value of these derivatives as current liabilities on its balance sheet and reported changes in the value of these derivatives as non-operating gains or losses on its statements of operations in the consolidated financial statements beginning with the year ended December 31, 2005 and re-measured and reported on a quarterly basis thereafter based on the Black-Scholes Pricing Model.

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

The impact of implementing EITF 00-19-2 for the year ended December 31, 2007 resulted in a cumulative effect of a change in accounting principle with a decrease in the derivative liability of $6,656,677 and a decrease to beginning retained earnings of $4,001,819 reversing gains posted to date and a reclassification of the original value of the warrants from liability to equity of $10,658,496.

For the years ended December 31, 2006 and 2005 the impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and the statements of operations and the period from inception through December 31, 2006 is as follows:

	As of 12/31/2005	As of 12/31/2006	Gain (Loss) Year Ended 12/31/2005	Gain (Loss) Year Ended 12/31/2006	Gain (Loss) Inception Through 12/31/2006
Series A Warrants	$--	$--	$332,440	$--	$332,440
Series B Warrants	264,957	--	640,882	264,957	905,839
Series C Warrants	6,496,698	6,656,677	2,923,519	(159,979)	2,763,540
Totals	$6,761,655	$6,656,677	$3,896,841	$104,978	$4,001,819

NOTE 12—LICENSES AND GAIN ON EXTINGUISHMENT OF DEBT

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

On July 31, 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that eliminated the obligations under the prior agreement for the payment of $1.5 million due July 31, 2007 and the obligation to issue 21,623 shares of Opexa common stock. These obligations were recorded as an intangible asset, with the liabilities recorded as a notes payable—current portion of $1.5 million and a stock payable of $112,440. As a result of the amendment and restatement of the license agreement with the University of Chicago $1,612,440 was reported as a gain on extinguishment of liability. Opexa applied the accounting guidance of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

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

Restatement

Costs associated with the acquisition of these two licenses were originally accounted for as an intangible asset. In November 2007, Opexa re-evaluated its accounting for acquired research and development and determined that these assets did not have an alternative future use at the date of acquisition. Thus, they had no separate economic value and should be accordingly expensed to research and development in the period acquired. Opexa restated its financial statements for the 2006 and 2005 annual periods in November 2007. See Note 3 for more details.

NOTE 13 – PURCHASE OF OPEXA PHARMACEUTICALS

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

 NOTE 14—STOCK PURCHASE AGREEMENT

In June 2004, Pharma was acquired by Sportan United Industries, Inc. in a transaction accounted for as a reverse acquisition. Pharma’s shareholders were issued 6,386,439 Sportan shares in exchange for 100 percent of the outstanding common shares of Pharma. Immediately following this transaction, Sportan changed its name to Pharma and 7,383,838 shares were outstanding.

NOTE 15—SUBSEQUENT EVENT

On February 13, 2008, Opexa entered into an Underwriting Agreement with MDB Capital Group LLC, for itself and as representative of the several underwriters, relating to the public offering of 3,500,000 shares of Opexa’s common stock and 3,500,000 Series E warrants, each warrant to purchase one share of common stock at an exercise price of $2.00 per share. Pursuant to the Underwriting Agreement, Opexa granted the underwriters a 30-day option to purchase up to an additional 525,000 shares of common stock and 525,000 warrants to cover over-allotments. The closing for the sale of shares of common stock and warrants took place on February 19, 2008. The underwriters exercised their over-allotment option as to the warrants only, and Opexa sold an aggregate of 3,500,000 shares and 4,025,000 warrants.

The public offering price for each share was $2.00, and the public offering price for each warrant was $0.15. Each share and each warrant was sold to the underwriters at the public offering price of each security less an underwriting discount of 10%. The Company received approximately $7.6 million in gross proceeds from the offering.  The Company paid the underwriters a non-accountable expense allowance of 1% of the gross proceeds of the offering (excluding the over-allotment option).  The net proceeds to Opexa, after underwriter discounts and commissions but before expenses was approximately $6.8 million.  As additional compensation, the Company issued warrants to the underwriter to purchase 350,000 shares of common stock at a price of $2.40 per share and to acquire 350,000 Series E warrants at a price of $0.18 per Series E warrant.