Form 10-Q
period 2008-03-31
Opexa Therapeutics, Inc.
filed 2008-05-13
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 North Crescent Ridge Drive	76-0333165
(State or other jurisdiction of	The Woodlands, Texas 77381	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive	Identification No.)

(281) 272-9331
Registrant’s telephone number, including area code

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of May 12, 2008, there were outstanding 10,196,784 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$6,325,990	$2,645,482
Other current assets	176,381	355,266
Total current assets	6,502,371	3,000,748

Property & equipment, net of accumulated depreciation
of $672,357 and $614,079 respectively	1,321,310	1,370,647
Total assets	$7,823,681	$4,371,395

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$773,330	$938,442
Accounts payable - related parties	99,433	54,091
Accrued expenses	928,479	1,022,461
Current maturity of loan payable	61,531	60,360
Total current liabilities	1,862,773	2,075,354

Long term liabilities:
Loan payable	147,274	162,456
Total liabilities	2,010,047	2,237,810

Commitments and contingencies	-	-

Stockholders' equity:
Convertible preferred stock, no par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.50 par value, 100,000,000 shares authorized,
10,196,784 and 6,696,784 shares issued and outstanding, respectively	5,098,351	3,348,351
Additional paid in capital	81,530,133	76,498,054
Deficit accumulated during the development stage	(80,814,850)	(77,712,820)
Total stockholders' equity	5,813,634	2,133,585
Total liabilities and stockholders' equity	$7,823,681	$4,371,395

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three months ended March 31, 2008 and 2007 and the
Period from January 22, 2003 (Inception) to March 31, 2008
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2008	2007	March 31, 2008
Research and development	$2,373,936	$3,247,466	$56,131,473
General and administrative	709,517	849,786	18,334,292
Depreciation	58,277	48,831	576,487
Loss on disposal of assets	-	-	495,501
Operating loss	(3,141,730)	(4,146,083)	(75,537,753)

Interest income	37,709	178,823	1,291,535
Other income and expense, net	8,317	-	80,320
Gain on extinguishment of debt	-	-	1,612,440
Interest expense	(6,326)	(2,453)	(8,261,392)
Net loss	$(3,102,030)	$(3,969,713)	$(80,814,850)

Basic and diluted loss per share	$(0.37)	$(0.59)	N/A

Weighted average shares outstanding	8,312,169	6,696,784	N/A

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007 and the
Period from January 22, 2003 (Inception) to March 31, 2008
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2008	2007	March 31, 2008
Cash flows from operating activities
Net loss	$(3,102,030)	$(3,969,713)	$(80,814,850)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	1,861,400
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	-	25,912	-
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	58,277	48,831	576,487
Debt financing costs	-	-	365,910
Option and warrant expense	409,682	723,392	12,434,605
Loss on disposition of fixed assets	-	-	495,501
Changes in:			-
Marketable securities	-	2,926,184	-
Prepaid and other expenses	178,885	(309,156)	(593,054)
Accounts payable	(119,770)	236,411	423,122
Accrued expenses	(93,982)	371,233	801,825
Net cash provided by (used in) operating activities	(2,668,938)	53,094	(33,240,190)

Cash flows from investing activities
Purchase of property & equipment	(8,940)	(61,218)	(1,315,411)
Net cash used in investing activities	(8,940)	(61,218)	(1,315,411)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	6,372,397	-	32,882,134
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	49,049	8,102,199
Repayments on notes payable	(14,011)	-	(102,417)
Net cash provided by financing activities	6,358,386	49,049	40,881,591

Net change in cash and cash equivalents	3,680,508	40,925	6,325,990
Cash and cash equivalents at beginning of period	2,645,482	12,019,914	-
Cash and cash equivalents at end of period	$6,325,990	$12,060,839	$6,325,990

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities		6,656,677	-

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Opexa Therapeutics, Inc., a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

Note 2.  Going Concern

Opexa incurred a net loss of approximately $3.1 million for the three months ended March 31, 2008 and has an accumulated deficit of approximately $80.8 million.  The cash balance of $6.3 million as of March 31, 2008 is not sufficient to fund our operations for the next twelve months if we are to execute our operating plan including the completion of our Phase IIb clinical trial of Tovaxin for the treatment of multiple sclerosis (“MS”) and continue with the next phase of development. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management continues to seek means to raise additional capital through sales of equity.  The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

Note 3.   Marketable Securities

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At March 31, 2008, Opexa invested $6.3 million in a money market account with an average market yield of 3.3%. Interest income of $37,709 was recognized for the three months ended March 31, 2008 in the statements of expenses. As of March 31, 2008, the Company held no auction rate securities.

Note 4.  Commitments and Contingencies

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC (PharmaNet), a contract research organization focused on managing central nervous system clinical trials.  Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds in the amount of (i) $400,000 for professional fees, (ii) $60,000 for out of pocket expenses and (iii) $175,000 for investigator grants.  The professional fee advance is applied 1/12th per month to invoices and replenished once 75% depleted.  The out of pocket advance will be held and applied to the final invoice.  In March 2008 PharmaNet agreed to revise the professional fee advance to $300,000 to be applied 1/6th per month to invoices and replenished once 75% depleted.  Also in March 2008, PharmaNet agreed to waive the $175,000 investigator grant advance and in return Opexa will pay the invoice in full within 30 days of receipt.  This process will continue until the end of the study.  At the conclusion of the program, advance balances remaining will be applied to outstanding invoices.  These advances are treated as prepaid items and included in the other current assets section of the balance sheet. As of March 31, 2008, the advance balance to PharmaNet, LLC was $93,338.

In July 2007, Opexa entered into a seconded amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved.  Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of March 31, 2008.

Note 5.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $208,805 was outstanding as of March 31, 2008. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

Note 6.  Equity

On February 13, 2008, Opexa entered into an Underwriting Agreement with MDB Capital Group LLC, for itself and as representative of several underwriters, relating to the public offering of 3,500,000 shares of Opexa’s common stock and 3,500,000 Series E warrants, each warrant to purchase one share of common stock at an exercise price of $2.00 per share. Pursuant to the Underwriting Agreement, Opexa granted the underwriters a 30-day option to purchase up to an additional 525,000 shares of common stock and 525,000 warrants to cover over-allotments. The closing for the sale of shares of common stock and warrants took place on February 19, 2008. The underwriters exercised their over-allotment option as to the warrants only, and Opexa sold an aggregate of 3,500,000 shares and 4,025,000 warrants.

The public offering price for each share was $2.00, and the public offering price for each warrant was $0.15. Each share and each warrant was sold to the underwriters at the public offering price of each security less an underwriting discount of 10%. The Company received approximately $7.6 million in gross proceeds from the offering.  The Company also paid the underwriters 1% of the gross proceeds of the offering (excluding the over-allotment option) as an expense allowance.  The net proceeds to Opexa, after underwriter discounts, commissions and other expenses, was approximately $6.4 million.  As additional compensation, the Company issued warrants to the underwriter to purchase 350,000 shares of common stock at a price of $2.40 per share and an option to acquire 350,000 Series E warrants at a price of $0.18 per Series E warrant.

Note 7.  Options and Warrants

During the first quarter of 2008, there were no options or warrants granted to either employees or consultants.

Option expense of $409,682 was recorded during the three months ended March 31, 2008 related to prior period grants.

In connection with the closing of our February 19, 2008 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate of 4,025,000 shares of our common stock, at an initial exercise price of $2.00 per share and a market price of $0.15 per warrant was used to assign fair value of the warrants for a total fair value of $603,750.

As additional compensation, the Company issued warrants to the underwriter to purchase 350,000 shares of common stock at a price of $2.40 per share and an option to acquire 350,000 Series E warrants at a price of $0.18 per Series E warrant.  The estimated fair value of the underwriter warrants was $319,436 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 2.93%, (iii) expected volatility of 97.67%, and (iv) expected life of 3 years.

The fair value of warrants granted in the first quarter of 2008 was included in additional paid-in capital along with the proceeds from issuance of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition is as of March 31, 2008.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2007.

Business Overview

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company has not materially changed its significant accounting policies.

Results of Operations and Financial Condition

Three Months Ended March 31, 2008 Compared with the Three Months Ended March 31, 2007

Net Sales.  We recorded no sales for the three months ended March 31, 2008 and 2007.

Research and Development Expenses. Research and development expense was $2,373,936 for the three months ended March 31, 2008, compared to $3,247,466 for the three months ended March 31, 2007. The decrease in expenses was primarily due to the initial enrollment and start-up costs of the Phase IIb clinical trial for Tovaxin recorded in 2007 and a reduction in stock compensation expense.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.   We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed. We expect our research and development expense to increase as we continue to invest in the development of our technology.

General and Administrative Expenses. Our general and administrative expense was $709,517 for the three months ended March 31, 2008, as compared to $849,786 for the three months ended March 31, 2007.  The decrease in expenses is primarily due to a decrease in stock compensation expense, professional service fees and overhead expenses. We anticipate increases in general and administrative expenses as we continue to develop and expand our product platforms.

Interest Expense.  Interest expense was $6,326 for the three months ended March 31, 2008, compared to $2,453 for the three months ended March 31, 2007. The increase in interest expense was primarily due to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $208,805 was outstanding as of March 31, 2008.

Interest Income.  Interest income was $37,709 for the three months ended March 31, 2008 compared to $178,823 for the three months ended March 31, 2007.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments and a reduction in interest rates.

Net loss. We had a net loss for the three months ended March 31, 2008, of $3,102,030, or $0.37 per share (basic and diluted), compared with a net loss of $3,969,713 or $0.59 per share (basic and diluted), for the three months ended March 31, 2007. The decrease in net loss is primarily due to the initial enrollment and start-up costs of the Phase IIb clinical trial for Tovaxin recorded in 2007 and a reduction in stock compensation expense resulting from some existing stock options being fully expensed in 2007 and no new options issued in the current period.

Liquidity and Capital Resources

Changes in cash flow.  Cash used in operations for the three month period ended March 31, 2008 was $2,668,938, as compared to cash provided by operations of $53,094 for the three months ended March 31, 2007. The increase in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities in 2007 and its reclassification to cash and cash equivalents.  Cash used in investing activities for the three month period ended March 31, 2008 was $8,940, as compared to $61,218 for the three months ended March 31, 2007.  The decrease was due to a decrease in equipment purchases. Cash provided from financing activities for the three month period ended March 31, 2008 was $6,358,386, as compared to $49,049 for the three months ended March 31, 2007. The increase was due to the proceeds from the February 19, 2008 public offering.

Liquidity.  Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of March 31, 2008, the Company had cash, cash equivalents and marketable securities of approximately $6.3 million.

Our financing activities generated $6.4 million for the three months ended March 31, 2008 and resulted from the a public offering in February 2008 of 3,500,000 shares of common stock at a price to the public of $2.00 per share and 4,025,000 Series E warrants to purchase shares of common stock exercisable at $2.00 per share at a price of $0.15 per warrant.

Our current burn rate is approximately $900,000 per month.  Our capital resources at March 31, 2008, will support our operations at current levels through the third quarter of 2008.  With the proceeds of the February 2008 offering, we will still need to raise additional capital in fiscal year 2008 to fund our business plan and support our operations beyond early fourth quarter of 2008.  As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended March 31, 2008, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

PART II

      OTHER INFORMATION
Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

This Item 1A should be read in conjunction with “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain.

We need to obtain significant amounts of additional capital to develop our products and continue our business.  The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements. As of March 31, 2008, we had cash and cash equivalents of approximately $6.3 million. In February 2008 we completed a public financing of common stock and warrants of which the net proceeds to Opexa was approximately $6.4 million. Our current burn rate is approximately $900,000 per month. We will need to raise additional capital to fund our working capital needs beyond early fourth quarter of 2008. We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations and impact the completion of our clinical trials.

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

We have a “going-concern qualification” which may make capital raising more difficult and may require us to scale back or cease operations.

The report of our independent auditors in respect of the 2007 fiscal year includes a going concern qualification which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.  Although we have successfully funded Opexa, to date, by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract the additional capital needed to sustain our operations. The going concern qualification from our auditors may make it more difficult for us to raise funds.   If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.  In such event, investors may lose a portion or all of their investment.

Item 5.  Other Information.

As a result of his announced intended retirement, David McWilliams entered into an amended employment agreement on May 9, 2008, effective as of April 1, 2008. Pursuant to the amendment, Mr. McWilliams will continue to serve as the chief executive officer of the Company at an annual salary of $288,750. The term of employment is through March 31, 2009; however, the employment agreement may be terminated at any time voluntarily by him or without cause by the Board. If employment is terminated by the Board without cause, Mr. McWilliams will receive one month base salary, and any and all stock options granted to Mr. McWilliams prior to termination will be accelerated to become vested as of the termination date. Mr. McWilliams shall have one year from the date he ceases to serve as a director to exercise any vested stock options. In the event of a change of control, any and all stock options granted to Mr. McWilliams prior to such change of control will be accelerated to become vested and Mr. McWilliams shall have one year from the date he ceases to serve as a director to exercise any vested stock options.

Lynne Hohlfeld entered into an employment agreement on May 9, 2008, effective April 1, 2008, pursuant to which Ms. Hohlfeld serves as the chief financial officer of the Company at an annual salary of $192,937. The term of employment is through March 31, 2009; however, the employment agreement may be terminated at any time voluntarily by her or without cause by the Board. If employment is terminated by the Board without cause, Ms. Hohlfeld will receive six months base salary and any and all stock options granted to Ms. Hohlfeld prior to termination will be accelerated for a twelve month period. Ms. Hohlfeld shall have one year to exercise any vested stock options. In the event of a change of control, any and all stock options granted to Ms. Hohlfeld prior to such change of control will be accelerated to become vested and Ms. Hohlfeld shall have one year to exercise any vested stock options.

Jim C. Williams entered into an employment agreement on May 9, 2008, effective April 1, 2008, pursuant to which Dr. Williams serves as the chief operating officer of the Company at an annual salary of $248,890. The term of employment is through March 31, 2009; however, the employment agreement may be terminated at any time voluntarily by him or without cause by the Board. If employment is terminated by the Board without cause, Dr. Williams will receive six months base salary and any and all stock options granted to Dr. Williams prior to termination will be accelerated for a twelve month period. Dr. Williams shall have one year to exercise any vested stock options. In the event of a change of control, any and all stock options granted to Dr. Williams prior to such change of control will be accelerated to become vested and Dr. Williams shall have one year to exercise any vested stock options.

Donna Rill entered into an employment agreement on May 9, 2008, effective April 1, 2008, pursuant to which Ms. Rill serves as vice-president of operations of the Company at an annual salary of $151,114. The term of employment is through March 31, 2009; however, the employment agreement may be terminated at any time voluntarily by her or without cause by the Board. If employment is terminated by the Board without cause, Ms. Rill will receive six months base salary and any and all stock options granted to Ms. Rill prior to termination will be accelerated for a twelve month period. Ms. Rill shall have one year to exercise any vested stock options. In the event of a change of control, any and all stock options granted to Ms. Rill prior to such change of control will be accelerated to become vested and Ms. Rill shall have one year to exercise any vested stock options.

Item 6.  Exhibits.

Exhibit 10.1*	Amendment to Employment Agreement dated May 9, 2008, between the Company and David McWilliams

Exhibit 10.2*	Employment Agreement dated May 9, 2008, between the Company and Lynne Hohlfeld

Exhibit 10.3*	Employment Agreement dated May 9, 2008, between the Company and Jim C. Williams, Ph.D

Exhibit 10.4*	Employment Agreement dated May 9, 2008, between the Company and Donna R. Rill

Exhibit 31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes- Oxley Act of 2002

Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
Sarbanes- Oxley Act of 2002

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.
Date: May 13, 2008	By: /s/ DAVID B. MCWILLIAMS
David B. McWilliams
President and Chief Executive Officer

Date: May 13, 2008	By: /s/ LYNNE HOHLFELD
Lynne Hohlfeld
Chief Financial Officer and Principal Accounting Officer