Form 10-Q
period 2008-06-30
Opexa Therapeutics, Inc.
filed 2008-08-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008

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
offices and zip code)

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

As of August 11, 2008, there were outstanding 12,263,558 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$3,493,781	$2,645,482
Other current assets	363,533	355,266
Total current assets	3,857,314	3,000,748

Property & equipment, net of accumulated depreciation
of $730,940 and $614,079 respectively	1,284,731	1,370,647
Total assets	$5,142,045	$4,371,395

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$742,316	$938,442
Accounts payable - related parties	99,221	54,091
Accrued expenses	879,915	1,022,461
Current maturity of loan payable	62,717	60,360
Total current liabilities	1,784,169	2,075,354

Long term liabilities:
Loan payable	131,847	162,456
Total liabilities	1,916,016	2,237,810

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.50 par value, 100,000,000 shares authorized,
10,259,684 and 6,696,784 shares issued and outstanding	5,129,801	3,348,351
Additional paid in capital	82,546,374	76,498,054
Deficit accumulated during the development stage	(84,450,146)	(77,712,820)
Total stockholders' equity	3,226,029	2,133,585
Total liabilities and stockholders' equity	$5,142,045	$4,371,395

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three and six months ended June 30, 2008 and 2007 and the
Period from January 22, 2003 (Inception) to June 30, 2008
(unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008
Research and development	$2,331,592	$3,712,208	$4,705,528	$6,959,674	$58,463,065
General and administrative	1,298,180	865,744	2,007,697	1,715,530	19,632,472
Depreciation and amortization	58,793	50,096	117,070	98,925	635,280
Loss on disposal of assets	116	4,034	116	4,034	495,617
Operating loss	(3,688,681)	(4,632,082)	(6,830,411)	(8,778,163)	(79,226,434)

Interest income	31,495	141,971	69,204	320,794	1,323,030
Other income	26,584	-	34,901	-	106,904
Gain on extinguishment of debt	-	-	-	-	1,612,440
Interest expense	(4,694)	(3,691)	(11,020)	(6,144)	(8,266,086)
Net loss	$(3,635,296)	$(4,493,802)	$(6,737,326)	$(8,463,513)	$(84,450,146)

Basic and diluted loss per share	$(0.36)	$(0.67)	$(0.73)	$(1.26)	N/A

Weighted average shares outstanding	10,235,223	6,696,784	9,273,485	6,696,784	N/A

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007 and the
Period from January 22, 2003 (Inception) to June 30, 2008
(unaudited)

	Six Months Ended		Inception
	June 30,		through
	2008	2007	June 30, 2008
Cash flows from operating activities
Net loss	$(6,737,326)	$(8,463,513)	$(84,450,146)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	68,561	-	1,929,961
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	-	25,912	-
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	117,070	98,925	635,280
Debt financing costs	-	-	365,910
Option expense	1,388,812	1,415,113	13,413,735
Loss on disposition of fixed assets	116	4,034	495,617
Changes in:			-
Marketable securities	-	2,926,184	-
Prepaid and other expenses	(8,267)	(245,995)	(780,206)
Accounts payable	(150,996)	404,906	391,896
Accrued expenses	(142,546)	707,926	753,261
Net cash used in operating activities	(5,464,576)	(3,126,508)	(36,035,828)

Cash flows from investing activities
Purchase of property & equipment	(31,270)	(112,591)	(1,337,741)
Net cash used in investing activities	(31,270)	(112,591)	(1,337,741)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	6,372,397	-	32,882,134
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	137,286	8,102,199
Repayments on notes payable	(28,252)	-	(116,658)
Net cash provided by financing activities	6,344,145	137,286	40,867,350

Net change in cash and cash equivalents	848,299	(3,101,813)	3,493,781
Cash and cash equivalents at beginning of period	2,645,482	12,019,914	-
Cash and cash equivalents at end of period	$3,493,781	$8,918,101	$3,493,781

See accompanying notes to consolidated financial statements

Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	429

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities	-	6,656,677	-

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

Note 2.  Going Concern

Opexa incurred a net loss of approximately $6.7 million for the six months ended June 30, 2008 and has an accumulated deficit of approximately $84.4 million.  The cash balance of $3.5 million as of June 30, 2008 is not sufficient to fund our operations for the next twelve months if we are to execute our operating plan including the completion of our Phase IIb clinical trial of Tovaxin for the treatment of multiple sclerosis (“MS”) and continue with the next phase of development. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management continues to seek means to raise additional capital through sales of equity.  The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

Note 3.   Marketable Securities

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At June 30, 2008, Opexa invested $3.5 million in a money market account with an average market yield of 2.5%. Interest income of $69,204 was recognized for the six months ended June 30, 2008 in the statements of expenses.  As of June 30, 2008, the Company held no auction rate securities.

Note 4.  Commitments and Contingencies

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC (PharmaNet), a contract research organization focused on managing central nervous system clinical trials.  Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds for investigator grants, professional fees and out of pocket expenses. In March 2008, PharmaNet agreed to waive the investigator grant advance requirement and in return Opexa will pay the invoice in full within 30 days of receipt.  In June 2008, PharmaNet agreed to revise the professional fee advance to $233,000 to be applied 1/8th per month to invoices for the months of May through December 2008.  PharmaNet will continue to hold a $60,000 advance for out-of-pocket expenses.  At the conclusion of the program, advance balances remaining will be applied to outstanding invoices.  These advances are treated as prepaid items and included in the other current assets section of the balance sheet. As of June 30, 2008, the advance balance to PharmaNet, LLC was $234,750.

In July 2007, Opexa entered into a seconded amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved.  Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of June 30, 2008.

Note 5.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $194,564 was outstanding as of June 30, 2008. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

Note 6.  Equity

In February, 2008, Opexa entered into an Underwriting Agreement with MDB Capital Group LLC, for itself and as representative of several underwriters, relating to the public offering of 3,500,000 shares of Opexa’s common stock and 3,500,000 Series E warrants, each warrant to purchase one share of common stock at an exercise price of $2.00 per share. Pursuant to the Underwriting Agreement, Opexa granted the underwriters a 30-day option to purchase up to an additional 525,000 shares of common stock and 525,000 warrants to cover over-allotments. The closing for the sale of shares of common stock and warrants took place in February 2008. The underwriters exercised their over-allotment option as to the warrants only, and Opexa sold an aggregate of 3,500,000 shares and 4,025,000 warrants.

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

Note 7.  Options

Share-based Compensation:
       The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 1,200,000 shares were authorized to be issued under the Plan through June, 2014.  At June 30, 2008, 1,200,000 shares were issued and an additional 431,240 shares are subject to an increase in shares authorized in the Plan which will be voted upon at the 2008 Annual Shareholder Meeting.

 The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, "Share Based Payment". During the three and six-month periods ended June 30, 2008, the Company recognized share-based compensation expense of approximately $1.0 million and $1.4 million respectively. Activity in options and restricted stock during the six-month period ended June 30, 2008 and related balances outstanding as of that date are reflected below. During the first quarter of 2008, there were no options granted. The weighted average fair value per share of options granted to employees for the six-month period ended June 30, 2008 was approximately $1.08.

        A summary of share-based compensation activity for the six-month period ended June 30, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding at January 1, 2008	1,039,525	$9.31
Granted	651,300	1.08
Exercised	-	-
Forfeited or canceled	(59,585)	8.18

Outstanding at June 30, 2008[1]	1,631,240	$6.06	7.25	-

Exercisable at June 30, 2008	927,910	$8.81	6.34	-

1 Of the options issued 431,240 shares are subject to an increase in shares authorized in the Plan which will be voted upon at the 2008 Annual Shareholder Meeting.

Stock Option Activity:

Stock option awards issued by the Company have a ten year life and have various vesting dates that range from partial vesting upon date of grant to full vesting on a specified date, quarterly vesting on the anniversary date of hire and quarterly vesting on the anniversary date of grant. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair value of stock options granted during the quarter was estimated using the following assumptions:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expected Volatility	115.28%	95.88% - 103.91%
Expected term (in years)	5.5 - 6	6
Risk free rate	3.15% - 3.73%	4.52% - 5.07%
Expected dividends	0.00%	0.00%

Restricted Stock:

The Company grants restricted stock to employees and directors that entitle the holders to receive shares of the Company’s common stock upon the fulfillment of certain service and/or performance conditions.  The fair value of restricted stock is based on the market price of the Company’s stock on the date of grant and is recorded as compensation expense ratably over the service period.

A summary of restricted stock activity for the six months ended June 30, 2008 follows:

Restricted Stock	Number of Shares
Nonvested at January 1, 2008	-
Granted	62,900
Vested	(25,700)
Forfeited	-

Nonvested at June 30, 2008	37,200

Note 8.  Warrants

In connection with the closing of our February 2008 public offering of common shares, the investors were issued five-year warrants to purchase up to an aggregate of 4,025,000 shares of our common stock, at an initial exercise price of $2.00 per share and a market price of $0.15 per warrant was used to assign fair value of the warrants for a total fair value of $603,750.

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

Note 9.  Subsequent Event

Private Placement Offering

On August 11, 2008, Opexa closed a financing transaction  in which Opexa issued 2,003,874 shares of its common stock and warrants to purchase 2,003,874 shares of Opexa’s common stock (the “Unit”) for gross proceeds of approximately $3.0 million  to certain institutional and accredited investors (the “Transaction”).   The purchase price paid by non-affiliate investors was $1.48 for each Unit and with regard to the Affiliate Investors was $1.655 for each Unit. The warrants expire in four years, are first exercisable after six months of the closing of the Transaction and are exercisable at $1.78 per share. The shares are exercisable on a cashless basis. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1% of the offering per month for every month in default with a maximum of 6%. 2,003,874 warrants were issued to investors in connection with the Transaction.

No commissions or fees to placement agents were paid in connection with the Transaction.

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

The following discussion and analysis of our financial condition is as of June 30, 2008.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2007.

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

T-Cell Therapy

We have an exclusive worldwide license from Baylor College of Medicine to an individualized T-cell therapeutic vaccine, Tovaxin®, which is in a United States (U.S.) FDA Phase IIb human clinical trial to evaluate its safety and effectiveness in treating MS.

MS is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system. Tovaxin consists of attenuated patient-specific myelin reactive T-cells (MRTCs) against peptides from one or more of the primary proteins on the surface of the myelin sheath (myelin basic protein, proteolipid protein, and myelin oligodendrocyte glycoprotein). Patient-specific MRTCs are expanded in culture with specific peptides identified by our proprietary test of the patient’s peripheral blood. The cells are then attenuated by gamma irradiation, and returned to the patient as a subcutaneous injection. Although further testing is necessary, results from our initial human trials appear to indicate that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, resulting in a reduction in the level of harmful T-cells.

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

In a one-year, 8-subject extension clinical trial of relapsing remitting and secondary progressive  multiple sclerosis  subjects, the “per-protocol” analysis of Tovaxin therapy achieved a 92% (p=0.0078) reduction ARR in subjects who received two treatment doses of 30-45 x 106 attenuated T-cells eight weeks apart and were monitored for an additional 44 weeks. Subjects in the extension study had previously been treated an average of approximately 5 years earlier at Baylor College of Medicine under the direction of the inventor of Tovaxin Jingwu Zhang, M.D., Ph.D with an early version of the T-cell vaccine.

An analysis of  the second year open-label clinical retreatment studies of the “intent to treat” population of 22 patients who participated in the Phase I/II studies  showed that, as a group, 73% remained relapse free after two years and 86% demonstrated no worsening of disease (27% of these showed sustained improvement). Additionally, there was an overall decrease in the ARR of 82% (from 1.38 to 0.21 relapses/patient/year). Each of these endpoints was compared to the patient’s own baseline reading, taken prior to enrolment in the trials.

The company is currently completing a larger Phase IIb study in 150 patients in a multi-center, randomized, double blind, and placebo-controlled study in patients with relapsing remitting multiple sclerosis or clinically isolated syndrome. The company expects to announce top line results in September 2008.

Stem Cell Therapy

We have developed a proprietary adult stem cell technology to produce monocyte-derived stem cells (MDSCs) from blood. These MDSCs can be derived from a patient’s monocytes, expanded in our laboratories, and then administered to the same patient. We believe that because this is an autologous therapy, there should be no immunological problems. Normally, allogenic cells trigger host immune responses and require the use of anti-rejection drugs.

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

Results of Operations and Financial Condition

Three Months Ended June 30, 2008 Compared with the Three Months Ended June 30, 2007

Net Sales.  We recorded no sales for the three months ended June 30, 2008 and 2007.

Research and Development Expenses. Research and development expense was approximately $2.3 million for the three months ended June 30, 2008, compared to approximately $3.7 million for the three months ended June 30, 2007. The decrease in expenses was primarily due to the initial enrollment and start-up costs of the Phase IIb clinical trial for Tovaxin recorded in 2007.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.   We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed. We expect our research and development expense to increase as we continue to invest in the development of our technology.

General and Administrative Expenses. Our general and administrative expense was approximately $1.3 million for the three months ended June 30, 2008, as compared to approximately $0.9 million, for the three months ended June 30, 2007.  The increase in expenses is primarily due to an increase in stock compensation expense in the current period. We anticipate increases in general and administrative expenses as we continue to develop and expand our product platforms.

Interest Expense.  Interest expense was $4,694 for the three months ended June 30, 2008, compared to $3,691 for the three months ended June 30, 2007

Interest Income.  Interest income was $31,495 for the three months ended June 30, 2008 compared to $141,971 for the three months ended June 30, 2007.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments and a reduction in interest rates.

Net loss. We had a net loss for the three months ended June 30, 2008, of approximately $3.6 million, or $0.36 per share (basic and diluted), compared with a net loss of approximately $4.5 million or $0.67 per share (basic and diluted), for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared with the Six Months Ended June 30, 2007

Net Sales.  We recorded no sales for the three months ended June 30, 2008 and 2007.

Research and Development Expenses. Research and development expense was approximately $4.7 million for the six months ended June 30, 2008, compared to approximately $7 million for the six months ended June 30, 2007. The decrease in expenses was primarily due to the initial enrollment and start-up costs of the Phase IIb clinical trial for Tovaxin recorded in 2007 and a reduction in stock compensation expense recorded in 2008.

General and Administrative Expenses. Our general and administrative expense was approximately $2 million for the six months ended June 30, 2008, as compared to approximately $1.7 million for the six months ended June 30, 2007.  The increase in expenses is primarily due to an increase in stock compensation expense during the current period.

Interest Expense.  Interest expense was $11,020 for the six months ended June 30, 2008, compared to $6,144 for the six months ended June 30, 2007

Interest Income.  Interest income was $69,204 for the six months ended June 30, 2008 compared to $320,794 for the six months ended June 30, 2007.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments and a reduction in interest rates.

Net loss. We had a net loss for the six months ended June 30, 2008, of approximately $6.7 million or $0.73 per share (basic and diluted), compared with a net loss of approximately $8.5 million or $1.26 per share (basic and diluted), for the six months ended June 30, 2007.

Liquidity and Capital Resources

Changes in cash flow.  Cash used in operations for the six month period ended June 30, 2008 was approximately $5.5 million as compared to cash used by operations of approximately $3.1 million for the six months ended June 30, 2007. The increase in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities in 2007 and its reclassification to cash and cash equivalents.  Cash used in investing activities for the six month period ended June 30, 2008 was approximately $31,000, as compared to approximately $100,000 for the six months ended June 30, 2007.  The decrease was due to a decrease in equipment purchases. Cash provided from financing activities for the six month period ended June 30, 2008 was approximately $6.3 million,, as compared to approximately $100,000 for the six months ended June 30, 2007. The increase was due to the proceeds from the February 2008 public offering.

Liquidity.  Historically, the Company has financed its operations primarily from the sale of its debt and equity securities.  As of June 30, 2008, the Company had cash and cash equivalents of approximately $3.5 million.

Our financing activities generated $6.4 million for the six months ended June 30, 2008 and resulted from the a public offering in February 2008 of 3,500,000 shares of common stock at a price to the public of $2.00 per share and 4,025,000 Series E warrants to purchase shares of common stock exercisable at $2.00 per share at a price of $0.15 per warrant.

Our current burn rate is approximately $900,000 per month.  Our capital resources at June 30, 2008, will support our operations at current levels through the third quarter of 2008.  With the $3 million proceeds of the August 11, 2008 transaction, we will need to raise additional capital to fund our business plan and support our operations beyond early first quarter of 2009.  As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended June 30, 2008, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

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

We need to obtain significant amounts of additional capital to develop our products and continue our business.  The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements. As of June 30, 2008, we had cash and cash equivalents of approximately $3.5 million. Our current burn rate is approximately $900,000 per month. With the $3 million proceeds of the August 11, 2008 transaction, we will need to raise additional capital to fund our working capital needs beyond early first quarter of 2009. We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations and impact the completion of our clinical trials.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2008, Opexa closed a financing transaction  in which Opexa issued 2,003,874 shares of its common stock and warrants to purchase 2,003,874 shares of Opexa’s common stock for gross proceeds of approximately $3.0 million (the”Unit”) to certain institutional and accredited investors (the “Transaction”).   The purchase price paid by non-affiliate investors was $1.48 for each Unit and with regard to the Affiliate Investors was $1.655 for each Unit. The warrants expire in four years, are first exercisable after six months of the closing of the Transaction and are exercisable at $1.78 per share. The shares are exercisable on a cashless basis. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1% of the offering per month for every month in default with a maximum of 6%.

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

OPEXA THERAPEUTICS, INC.

Date: August 13, 2008	By: /s/ NEIL K. WARMA
Neil K. Warma
President and Chief Executive Officer

Date: August 13, 2008	By: /s/ LYNNE HOHLFELD
Lynne Hohlfeld
Chief Financial Officer and Principal Accounting Officer