Form 10-Q
period 2008-09-30
Opexa Therapeutics, Inc.
filed 2008-10-23
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 North Crescent Ridge Drive The Woodlands, Texas 77381	76-0333165
(State or other jurisdiction of Incorporation or organization)	(Address of principal executive offices and zip code)	(I.R.S. Employer Identification No.)

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

As of October 21, 2008, there were 12,263,558 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended September 30, 2008

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Unaudited Balance Sheets as of September 30, 2008 and December 31, 2007	1

	Unaudited Statements of Expenses: For the three and nine months ended September 30, 2008 and 2007 and from Inception (January 22, 2003) through September 30, 2008	2

	Unaudited Statements of Cash Flows: For the nine months ended September 30, 2008 and 2007 and from Inception (January 22, 2003) through September 30, 2008	3

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$4,044,082	$2,645,482
Other current assets	180,240	355,266
Total current assets	4,224,322	3,000,748

Property & equipment, net of accumulated depreciation
of $789,766 and $614,079 respectively	1,225,905	1,370,647
Total assets	$5,450,227	$4,371,395

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$819,723	$938,442
Accounts payable - related parties	134,597	54,091
Accrued expenses	1,050,480	1,022,461
Current maturity of loan payable	63,912	60,360
Total current liabilities	2,068,712	2,075,354

Long term liabilities:
Loan payable	116,131	162,456
Total liabilities	2,184,843	2,237,810

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.50 par value, 100,000,000 shares authorized,
12,263,558 and 6,696,784 shares issued and outstanding	6,131,738	3,348,351
Additional paid in capital	84,713,562	76,498,054
Deficit accumulated during the development stage	(87,579,916)	(77,712,820)
Total stockholders' equity	3,265,384	2,133,585
Total liabilities and stockholders' equity	$5,450,227	$4,371,395

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three and nine months ended September 30, 2008 and 2007 and the
Period from January 22, 2003 (Inception) to September 30, 2008
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008
Research and development	$2,429,258	3,189,256	$7,134,786	10,148,930	$60,892,323
General and administrative	660,814	842,079	2,668,511	2,557,609	20,293,286
Depreciation and amortization	58,826	50,446	175,896	149,371	694,106
Loss on disposal of assets	-	-	116	4,034	495,617
Operating loss	(3,148,898)	(4,081,781)	(9,979,309)	(12,859,944)	(82,375,332)

Interest income	23,681	102,292	92,885	423,086	1,346,711
Other income	-	-	34,901	-	106,904
Gain on extinguishment of debt	-	1,612,440	-	1,612,440	1,612,440
Interest expense	(4,553)	(4,731)	(15,573)	(10,875)	(8,270,639)
Net loss	$(3,129,770)	$(2,371,780)	$(9,867,096)	$(10,835,293)	$(87,579,916)

Basic and diluted loss per share	$(0.28)	$(0.35)	$(0.99)	$(1.62)	N/A

Weighted average shares outstanding	11,370,527	6,696,784	9,977,831	6,696,784	N/A

See accompanying notes to consolidated financial statements

  OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007 and the
Period from January 22, 2003 (Inception) to September 30, 2008
(unaudited)

			Inception
	Nine Months Ended		through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(9,867,096)	$(10,835,293)	$(87,579,916)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	68,561	-	1,929,961
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	-	25,912	-
Gain on extinguishment of debt	-	(1,612,440)	(1,612,440)
Depreciation	175,896	149,371	694,106
Debt financing costs	-	-	365,910
Option expense	1,675,891	2,086,911	13,700,814
Loss on disposition of fixed assets	116	4,034	495,617
Changes in:
Marketable securities	-	2,926,184	-
Prepaid and other expenses	175,026	87,164	(596,913)
Accounts payable	(38,213)	358,018	504,679
Accrued expenses	28,019	656,065	923,826
Net cash used in operating activities	(7,781,800)	(6,154,074)	(38,353,052)

Cash flows from investing activities
Purchase of property & equipment	(31,270)	(147,782)	(1,337,741)
Net cash used in investing activities	(31,270)	(147,782)	(1,337,741)

Cash flows from financing activities
Common stock sold for cash, net of offering costs	9,254,443	-	35,764,180
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	137,286	8,102,199
Repayments on notes payable	(42,773)	(11,045)	(131,179)
Net cash provided by financing activities	9,211,670	126,241	43,734,875

Net change in cash and cash equivalents	1,398,600	(6,175,615)	4,044,082
Cash and cash equivalents at beginning of period	2,645,482	12,019,914	-
Cash and cash equivalents at end of period	$4,044,082	$5,844,299	$4,044,082

Cash paid for:
Income tax	$-	$-	$-
Interest	15,573	16,103	42,714

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Reclassification of derivative liabilities	-	6,656,677	-

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

Note 2.  Going Concern

Opexa incurred a net loss of approximately $9.9 million for the nine months ended September 30, 2008 and has an accumulated deficit of approximately $87.6 million.  The cash balance of approximately $4.0 million as of September 30, 2008 is not sufficient to fund our operations for the next twelve months if we are to execute our operating plan including completing our analysis of our Phase IIb clinical trial of Tovaxin® for the treatment of multiple sclerosis (“MS”), conducting the open label extension of our Phase IIb clinical trial of Tovaxin and continuing with the development of Tovaxin. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management continues to seek means to raise additional capital through sales of equity and/or partnering arrangements related to our technology.  The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

Note 3.   Marketable Securities

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At September 30, 2008, Opexa invested approximately $4.0 million in a money market account with an average market yield of 2.8%. Interest income of $92,885 was recognized for the nine months ended September 30, 2008 in the statements of expenses.  As of September 30, 2008, the Company held no auction rate securities.

Note 4.  Commitments and Contingencies

In September 2006, Opexa entered into an Individual Project Agreement (IPA) with PharmaNet, LLC (PharmaNet), a contract research organization focused on managing central nervous system clinical trials.  Pursuant to such IPA, PharmaNet, LLC will provide Opexa with services in connection with its Phase IIb clinical trial. Under the terms of the IPA, Opexa is required to advance funds for investigator grants, professional fees and out of pocket expenses.  In March 2008, PharmaNet agreed to waive the investigator grant advance requirement and in return Opexa will pay the invoice in full within 30 days of receipt.  In June 2008, PharmaNet agreed to revise the professional fee advance to $233,000 to be applied 1/8th per month to invoices for the months of May through December 2008.  PharmaNet will continue to hold a $60,000 advance for out-of-pocket expenses.  At the conclusion of the program, advance balances remaining will be applied to outstanding invoices.  These advances are treated as prepaid items and included in the other current assets section of the balance sheet. As of September 30, 2008, the advance balance to PharmaNet, LLC was $114,568.

In July 2007, Opexa entered into a seconded amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved.  Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of September 30, 2008.

Note 5.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $180,042 was outstanding as of September 30, 2008. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

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

On August 11, 2008, Opexa closed a financing transaction  in which Opexa issued 2,003,874 shares of its common stock and warrants to purchase 2,003,874 shares of Opexa’s common stock (the “Unit”) for gross proceeds of approximately $3.0 million  to certain institutional and accredited investors (the “Transaction”).   The net proceeds to Opexa, after offering costs, was approximately $2.9 million. The purchase price paid by non-affiliate investors was $1.48 for each Unit and with regard to affiliate investors was $1.655 for each Unit. The warrants expire in four years, are first exercisable after six months of the closing of the Transaction and are exercisable at $1.78 per share. The shares are exercisable on a cashless basis. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1% of the offering per month for every month in default with a maximum of 6%. 2,003,874 warrants were issued to investors in connection with the Transaction. Opexa evaluated the application of FASB Staff Positions FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements”, which addresses an issuer’s accounting for registration payment arrangements, and determined that the warrants issued in the Transaction should be classified as equity.  In addition, Opexa accounts for registration rights agreement penalties as contingent liabilities, applying the accounting guidance of Financial Accounting Standard No. 5, “Accounting for Contingencies” (“FAS 5”). This accounting is consistent with views established by the FASB Staff Positions FSP EITF 00-19-2. Accordingly, Opexa recognizes the damages when it becomes probable that they will be incurred and amounts are reasonably estimable. No liability has been recorded.

No commissions or fees to placement agents were paid in connection with the Transaction.

Note 7.  Options

Share-based Compensation:

The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 shares are authorized to be issued under the Plan through June, 2014.  At September 30, 2008, 1,674,475 shares were issued.

 The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, "Share Based Payment". During the three and nine-month periods ended September 30, 2008, the Company recognized share-based compensation expense of approximately $0.3 million and $1.7 million respectively. Activity in options and restricted stock during the nine-month period ended September 30, 2008 and related balances outstanding as of that date are reflected below.  The weighted average fair value per share of options granted to employees for the nine-month period ended September 30, 2008 was approximately $0.92.

A summary of share-based compensation activity for the nine-month period ended September 30, 2008 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding at January 1, 2008	1,039,525	$9.31
Granted	703,300	1.12
Exercised	-	-
Forfeited or canceled	(68,350)	8.17

Outstanding at September 30, 2008[1]	1,674,475	$5.92	7.73	-

Exercisable at September 30, 2008	1,017,861	$8.21	6.73	-

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

The fair values of stock options granted during the nine months ended September 30, 2008 and 2007 were estimated using the following assumptions:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expected Volatility	115.28% - 116.51%	95.36% - 103.91%
Expected term	6 years	5 - 6 years
Risk free rate	3.07% - 3.73%	4.20% - 5.07%
Expected dividends	0.00%	0.00%

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

A summary of restricted stock activity for the nine months ended September 30, 2008 follows:

Restricted Stock	Number of Shares
Nonvested at January 1, 2008	-
Granted	62,900
Vested	(25,700)
Forfeited	-
Nonvested at September 30, 2008	37,200

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

In connection with the closing of our August 2008 private financing of common shares, the investors were issued four-year warrants to purchase up to an aggregate of 2,003,874 shares of our common stock, at an initial exercise price of $1.78 per share. The warrants expire in four years, are first exercisable after six months of the closing of the Transaction and are exercisable on a cashless basis. $1,976,457 fair value was assigned to the Series F Warrants and was included in additional paid-in capital along with the proceeds from issuance of common stock.

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

The following discussion and analysis of our financial condition is as of September 30, 2008.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2007.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this annual report to refer to the businesses of Opexa Therapeutics, Inc.

We are a biopharmaceutical company developing autologous cellular therapies to treat several major illnesses, including multiple sclerosis (MS) and diabetes. These therapies are based on our proprietary T-cell and adult stem cell technologies.  The information discussed related to our product candidates is preliminary and investigative.  Our product candidates are not approved by the Food and Drug Administration (FDA).

Our lead product, Tovaxin®, is a T-cell based therapeutic vaccine for MS licensed from the Baylor College of Medicine, which offers a unique and personalized approach to treating the disease by inducing an immune response against the autoimmune myelin peptide-reactive T-cells (MRTCs), which are believed to be responsible for the initiation of the disease process.

T-Cell Therapy

We have an exclusive worldwide license from Baylor College of Medicine to an individualized T-cell therapeutic vaccine, Tovaxin, which has recently been studied in a United States (U.S.) FDA Phase IIb human clinical trial to evaluate its safety and effectiveness in treating MS.

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

We believe that our initial human trials suggest that Tovaxin safely induces the depletion and regulation of MRTCs, possibly stabilizing the disease, reducing the annualized relapse rate, and potentially improving the disability scores of patients. Patients treated in a 10-subject, open-label Phase I/II dose escalation clinical trial with Tovaxin have experienced minimal side effects and the “per protocol” analysis of patients treated with Tovaxin achieved a 90% reduction (p=0.0039) in annualized relapse rate (ARR). The group treated with the mid dose (30-45 x 106 attenuated T-cells) achieved a 100% reduction in ARR. The Phase IIb trial was conducted with the mid dose.

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

An analysis of  the second year open-label clinical retreatment studies of the “intent to treat” population of 22 patients who participated in the Phase I/II studies  showed that, as a group, 73% remained relapse free after two years and 86% demonstrated no worsening of disease (27% of these showed sustained improvement). Additionally, there was an overall decrease in the ARR of 82% (from 1.38 to 0.21 relapses/patient/year). Each of these endpoints was compared to the patient’s own baseline reading, taken prior to enrollment in the trials.

We recently completed a Phase IIb study in 150 patients in a multi-center, randomized, double blind, and placebo-controlled study in patients with relapsing remitting multiple sclerosis or clinically isolated syndrome. Top-line results from the study demonstrated a positive trend in the reduction in annualized relapse rate (ARR) for patients treated with Tovaxin as compared to placebo.  However, this finding did not achieve statistical significance.  In addition, the study did not achieve statistical significance with its primary endpoint, the cumulative number of gadolinium-enhanced brain lesions.

Top-line results from the study showed that Tovaxin-treated patients experienced an ARR of 0.214 as compared to 0.339 for placebo-treated patients.  Despite the low relapse rate in the placebo arm, this still represented a 37 percent decrease in ARR for Tovaxin as compared to placebo in the general population.  Additionally, in the group of patients who had an ARR > 1 in the one year prior to study entry, Tovaxin demonstrated a 55 percent reduction in ARR compared to placebo.

The study also demonstrated that Tovaxin was safe and well tolerated with no serious adverse events related to treatment.  The most common adverse event related to Tovaxin was mild injection site reaction. We believe that this favorable safety profile may be an important advantage as patient compliance represents a significant challenge due to serious side effects associated with many currently available MS treatments.

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

Results of Operations and Financial Condition

Three Months Ended September 30, 2008 Compared with the Three Months Ended September 30, 2007

Net Sales.  We recorded no sales for the three months ended September 30, 2008 and 2007.

Research and Development Expenses. Research and development expense was approximately $2.4 million for the three months ended September 30, 2008, compared to approximately $3.2 million for the three months ended September 30, 2007. The decrease in expenses was primarily due to a wind down of costs of conducting the Phase IIb clinical trial for Tovaxin recorded in 2008 offset in part by costs associated with enrollment of the one year Phase IIb extension study of Tovaxin.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology.   We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed. We expect our research and development expense to increase as we continue to invest in the development of our technology.

General and Administrative Expenses. Our general and administrative expense was approximately $0.7 million for the three months ended September 30, 2008, as compared to approximately $0.8 million, for the three months ended September 30, 2007.  The decrease in expenses is primarily due to a decrease in stock compensation expense in the current period. We anticipate increases in general and administrative expenses as we continue to develop and expand our product platforms.

Interest Expense.  Interest expense was $4,553 for the three months ended September 30, 2008, compared to $4,731 for the three months ended September 30, 2007

Interest Income.  Interest income was $23,681 for the three months ended September 30, 2008 compared to $102,292 for the three months ended September 30, 2007.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments and a reduction in interest rates.

Net loss. We had a net loss for the three months ended September 30, 2008, of approximately $3.1 million, or $0.28 per share (basic and diluted), compared with a net loss of approximately $2.4 million or $0.35 per share (basic and diluted), for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared with the Nine Months Ended September 30, 2007

Net Sales.  We recorded no sales for the nine months ended September 30, 2008 and 2007.

Research and Development Expenses. Research and development expense was approximately $7.1 million for the nine months ended September 30, 2008, compared to approximately $10.1 million for the nine months ended September 30, 2007. The decrease in expenses was primarily due to a decrease in activities related to the Phase IIb clinical trial for Tovaxin in 2008 as compared to 2007 and a reduction in stock compensation expense recorded in 2008.

General and Administrative Expenses. Our general and administrative expense was approximately $2.7 million for the nine months ended September 30, 2008, as compared to approximately $2.6 million for the nine months ended September 30, 2007.  The increase in expenses is primarily due to an increase in stock compensation expense during the current period.

Interest Expense.  Interest expense was $15,573 for the nine months ended September 30, 2008, compared to $10,875 for the nine months ended September 30, 2007

Interest Income.  Interest income was $92,885 for the nine months ended September 30, 2008 compared to $423,086 for the nine months ended September 30, 2007.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent investments and a reduction in interest rates.

Net loss. We had a net loss for the nine months ended September 30, 2008, of approximately $9.9 million or $0.99 per share (basic and diluted), compared with a net loss of approximately $10.8 million or 1.62 per share (basic and diluted), for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Changes in cash flow.  Cash used in operations for the nine month period ended September 30, 2008 was approximately $7.8 million as compared to cash used by operations of approximately $6.2 million for the nine months ended September 30, 2007. The increase in cash used in operations is primarily due to the maturity of approximately $2.9 million in marketable securities in 2007 and its reclassification to cash and cash equivalents.  Cash used in investing activities for the nine month period ended September 30, 2008 was approximately $31,000, as compared to approximately $148,000 for the nine months ended September 30, 2007.  The decrease was due to a decrease in equipment purchases. Cash provided from financing activities for the nine month period ended September 30, 2008 was approximately $9.2 million,, as compared to approximately $126,000 for the nine months ended September 30, 2007. The increase was due to the proceeds from the February 2008 public offering and the August 2008 private placement.

Liquidity.  Historically, we have financed its operations primarily from the sale of its debt and equity securities.  As of September 30, 2008, we had cash and cash equivalents of approximately $4.0 million.

Our financing activities generated approximately $9.3 million in net proceeds for the nine months ended September 30, 2008 and resulted from the a public offering in February 2008 of 3,500,000 shares of common stock at a price to the public of $2.00 per share and 4,025,000 Series E warrants to purchase shares of common stock exercisable at $2.00 per share at a price of $0.15 per warrant; and a private placement in August 2008 in which 2,003,874 shares of common stock and warrants to purchase 2,003,874 shares of common stock (the “Unit”) at an initial exercise price of $1.78 per share were issued. The purchase price paid by non-affiliate investors was $1.48 for each Unit and affiliate investors paid $1.655 for each Unit.

Our current burn rate is approximately $900,000 per month.  Our capital resources at September 30, 2008, will support our operations at current levels through the fourth quarter of 2008.  We will need to raise additional capital in the fourth quarter of 2008 to fund our business plan and support our operations beyond the beginning of the first quarter of 2009.  As our prospects for funding, if any, develop during the next quarter, we will assess our business plan and make adjustments accordingly. We are actively seeking strategic partnership or collaboration arrangements with companies for our technologies. While we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

For the period ended September 30, 2008, there were no other changes to our critical accounting policies as identified in our annual report of Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

We need to obtain significant amounts of additional capital to develop our products and continue our business.  The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or strategic collaborative or partnership arrangements. As of September 30, 2008, we had cash and cash equivalents of approximately $4.0 million. Our current burn rate is approximately $900,000 per month. We will need to raise additional capital to fund our working capital needs beyond early first quarter of 2009. We must rely upon third-party debt, equity funding or collaboration or partnership arrangements and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations and impact the conduct of our clinical trials.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2008, Opexa closed a financing transaction  in which Opexa issued 2,003,874 shares of its common stock and warrants to purchase 2,003,874 shares of Opexa’s common stock for gross proceeds of approximately $3.0 million (the”Unit”) to certain institutional and accredited investors (the “Transaction”).   The purchase price paid by non-affiliate investors was $1.48 for each Unit and with regard to the Affiliate Investors was $1.655 for each Unit. The warrants expire in four years, are first exercisable after nine months of the closing of the Transaction and are exercisable at $1.78 per share. The shares are exercisable on a cashless basis. If Opexa fails to register, achieve effectiveness of registration or maintain effectiveness of registration of shares underlying the warrants and shares, they are required to make certain liquidated damage payments of 1% of the offering per month for every month in default with a maximum of 6%.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)  Annual Meeting of Shareholders.

On September 26, 2008 the Company held its 2008 Annual Meeting of Shareholders and the shareholders approved several items detailed in the Proxy Statement previously filed with the Commission.

(b)  Election of Board of Directors.

The following nominees were elected as directors by the shareholders at the 2008 Annual Meeting:

Gregory H. Bailey	Lorin J. Randall
David Hung	Michael S. Richman
David E. Jorden	Scott B. Seaman
David B. McWilliams	Neil K. Warma

(c)  Proposals Voted Upon and Shareholder Vote.

The shareholders voted to (i) elect eight (8) Directors to the Company's Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified; (ii) amend the Company’s  June 2004 Compensatory Stock Option Plan to increase the number of shares of common stock authorized for issuance under the Plan from a total of 1,200,000 shares  to a total of 2,300,000 shares; and (iii) ratify the selection by the Audit Committee of Malone & Bailey, PC as the independent auditors of the Company for the fiscal year ending December 31, 2008.  A total of 8,057,096 shares were voted representing 65.7% of the outstanding shares.  The votes cast for and against each of the above-described three proposals are listed in the tables below.

Proposal #1 - Election of Each of the Nominated Directors:

Directors:	For	Against	Abstain	Totals
Gregory H. Bailey	8,041,279	11,355	4,462	8,057,096
David Hung	8,041,541	11,213	4,342	8,057,096
David E. Jorden	8,045,466	7,158	4,472	8,057,096
David B. McWilliams	8,044,286	9,353	3,457	8,057,096
Lorin J. Randall	8,045,596	7,158	4,342	8,057,096
Michael S. Richman	8,045,596	7,016	4,484	8,057,096
Scott B. Seaman	8,041,421	11,213	4,462	8,057,096
Neil K. Warma	8,044,166	8,888	4,042	8,057,096

Proposal # 2 – Amendment to 2004 Compensatory Stock Option Plan:

For	Against	Abstain	Totals
7,698,239	344,705	14,152	8,057,096

Proposal #3 - Ratification of Appointment of Auditor:

For	Against	Abstain	Totals
8,041,647	828	14,621	8,057,096

Item 5.  Other Information.

None.

Item 6.  Exhibits.

	Exhibit 31.1*	Chief Executive Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

	Exhibit 31.2*	Chief Financial Officer Certification Pursuant to Section 13a-14 of the Securities Exchange Act

	Exhibit 32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

	Exhibit 32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: October 22, 2008	By: /s/ NEIL K. WARMA
Neil K. Warma
President and Chief Executive Officer

Date: October 22, 2008	By: /s/ LYNNE HOHLFELD
Lynne Hohlfeld
Chief Financial Officer and Principal Accounting Officer