Form 10-K
period 2008-12-31
Opexa Therapeutics, Inc.
filed 2009-04-15
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 13, 2009, 12,245,858 shares of the registrant’s common stock, par value $0.50 per share, were outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 13, 2009 based upon the closing price as of such date was approximately $4.4 million.

Forward Looking Statements

The statements contained in this report, other than statements of historical fact, constitute forward-looking statements. Such statements include, without limitation, all statements as to expectation, belief, estimation, intent, anticipation, development, trial, contingency and statements as to our future results of operations, the progress of our research and product development programs, the need for, and timing of, additional capital and capital expenditures, partnering prospects, the need for additional intellectual property rights, effects of regulations, and the potential market opportunities. These statements relate to events and/or future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements or the industry in which we operate to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under “Risk Factors” and those described elsewhere in this report.

In some cases, you can identify forward-looking statements by our use of terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “intends,” “predicts,” “potential,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Factors that could affect our actual results and could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following:

•	Our ability to raise capital to finance our operations and continue as a going concern beyond August 2009;

•	Our ability to advance the clinical development of our products in a timely manner;

•	Our ability to compete in the markets in which we expect to market our products;

•	Our ability to generate revenue from the commercialization and sale of our products;

•	Our ability to obtain regulatory approval for our products from the FDA;

•	Our ability to ensure the safety and efficacy of our products;

•	Our ability to obtain and protect proprietary technologies;

•	Our ability to attract and retain talented employees;

•	Our ability to manufacture our products on a commercial-scale;

•	Our ability to meet our obligations under our license agreements;

•	The availability of third party reimbursement policies to sustain a market for our products;

•	The acceptance of our product candidates in the medical community; and

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

We are a biopharmaceutical company developing autologous cellular therapies with the potential to treat major illnesses, including multiple sclerosis (MS) and diabetes. These therapies are based on our proprietary T-cell and adult stem cell technologies. The information discussed related to our product candidates is preliminary and investigative. Our product candidates are not approved by the Food and Drug Administration (FDA).

T-Cell Therapy

We have an exclusive worldwide license from Baylor College of Medicine (or Baylor) to an individualized T-cell therapeutic vaccine, Tovaxin®, which is in clinical development for the treatment of MS.

Multiple sclerosis is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system (CNS). Tovaxin consists of attenuated patient-specific myelin reactive T-cells (MRTCs) against peptides from one or more of the primary proteins on the surface of the myelin sheath (myelin basic protein (MBP), proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG)). Patient-specific MRTCs are expanded in culture with specific peptides identified by our proprietary test of the patient’s peripheral blood. The cells are then attenuated by gamma irradiation, and returned to the patient as a subcutaneous injection. Although further testing is necessary, results from our initial human trials appear to indicate that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, resulting in a reduction in the level of harmful T-cells. In 2008, we completed an FDA cleared Phase IIb clinical trial of Tovaxin which enrolled 150-patients. The trial was entitled, A Multicenter, Randomized, Double-Blind, Placebo-Controlled Study of Subcutaneous Tovaxin in Subjects with Clinically Isolated Syndrome or Relapsing Remitting Multiple Sclerosis. (Tovaxin for Early Relapsing-remitting MS, “TERMS”).

The TERMS study was a Phase IIb multi-center, randomized, double blind, placebo-controlled trial in 150 patients with Relapsing-Remitting Multiple Sclerosis or high risk Clinically Isolated Syndrome (CIS). The study involved 2:1 randomization with 100 patients receiving Tovaxin and 50 receiving placebo. According to the study protocol, patients received a total of five subcutaneous injections at weeks 0, 4, 8, 12 and 24. Top-line data from the TERMS trial is as follows:

•

Annualized relapse rate (ARR) for Tovaxin-treated patients was 0.214 as compared to 0.339 for placebo-treated patients, which represented a 37 percent decrease in ARR for Tovaxin as compared to placebo in the general population;

•

For patients who had more active disease as indicated by an ARR > 1 in the year prior to the study, Tovaxin demonstrated a 55 percent reduction in ARR as compared to placebo; and an 87% reduction in relapse rate was observed in Tovaxin patients in this population compared to placebo during the 24 week period following the administration of the full course of treatment (p=0.039).

•

Patients who had an ARR>1 at entry demonstrated a statistically significant improvement in disability score as measured by the Expanded Disability Status Scale (EDSS) (p =0.045) for patients treated with Tovaxin as compared to those receiving placebo. The EDSS score is a measure of disability ranging from 0-10. In addition 28.1% of the Tovaxin patients showed an improvement in EDSS of at least one point as compared to 5.6% in the placebo group.

•	Patients who had an ARR>1 at entry and were treated with Tovaxin experienced an 88% reduction in brain atrophy and a 59% reduction in absolute T-2 lesion volume as compared to placebo.

•	Tovaxin was safe and well tolerated with no serious adverse events related to Tovaxin treatment. The most common adverse event was injection site irritation;

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

Our multi-potent stem cell is derived from peripheral blood monocytes which when cultured under defined conditions are able to further differentiate into several cellular lineages. Molecular biology and cellular analysis studies have shown that these MDSCs have specific markers that distinguish them from other stem cells. In addition these studies have also shown a time-dependence for the expression of these markers during the growth and differentiation of MDSCs. In vitro experiments with MDSCs have shown their capacity to differentiate as hematopoietic, epithelial, endothelial, endocrine and neuronal cells. Our main focus is the further development of this monocyte-derived stem cell (MDSC) technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diseases such diabetes mellitus and cardiovascular disease.

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

Our proprietary T-cell technology has enabled us to develop intellectual property and a knowledge/sample database that may enable discovery of the most relevant peptides to be used to treat MS patients. We may conduct research to identify the most promising peptide targets that could lead to customized off the shelf approaches based on a patient’s shifting epitope profile.

Our Products and Services

Our T-cell Platform

Multiple Sclerosis—Background

In the U.S., approximately 400,000 people suffer from MS, a chronic progressive autoimmune disease of the central nervous system (CNS) that is caused by myelin autoreactive T-cells progressively eroding the myelin that surrounds and insulates nerve fibers of the brain and spinal cord resulting in varying amounts of disability. Globally, there are approximately 2.5 million MS patients representing a drug market believed to be approximately $6 billion in 2007. The US markets accounted for slightly more than 65 percent of global MS sales in 2007, approximately $3.5 billion. From 2004 to 2007, the market grew at a compound annual growth rate (CAGR) of 15%. The MS market is forecast to continue growing at a CAGR of approximately 7%, reaching $10 billion by 2016.

Multiple sclerosis remains a challenging autoimmune disease to treat because the pathophysiologic mechanisms are diverse, and the chronic, unpredictable course of the disease makes it difficult to determine whether the favorable effects of short-term treatment will be sustained. Therapies that are easy to use and can safely prevent or stop the progression of disease represent the greatest unmet need in MS.

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

Current Therapy for Multiple Sclerosis

Current MS disease modifying drugs on the market are mostly palliative and generally work by modulation or suppression of the immune system. These therapies for MS are dominated by three forms of interferon that when used as therapies, require frequent subcutaneous or intramuscular injections (Avonex®, Betaseron® and Rebif®). Copaxone® is an immunomodulator that is administered daily. Novantrone® (mitoxanthrone) is an immunosuppressive drug that can only be given four times per year with a lifetime limit of 8 to 12 doses. All of the current therapies only claim to slow the progression of MS and present significant patient compliance challenges because of the dosing schedule, limited decrease in relapse rate and side effects profile. The interferon formulations produce severe flu-like symptoms, injection site reactions, infection and neutralizing antibodies (ranging from 5% to 45%) that limit the efficacy of treatment. Copaxone® causes significant injection site reactions; while Novantrone® causes infections, bone marrow suppression, nausea, hair thinning, bladder infections, and mouth sores. These drugs must be administered daily to weekly. Tysabri®, a selective adhesion molecule inhibitor (an alpha 4 integrin antagonist), represents another class of MS drugs that works by preventing immune system cells from crossing the BBB and from moving into the central nervous system (CNS). Tysabri® requires a once per month infusion and has been reintroduced to the market after being originally withdrawn in 2005 based on safety concerns over several patient deaths due to a virally mediated brain inflammation.

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

We believe that this technology platform may have applications in other T-cell mediated autoimmune diseases such as Crohn’s disease, psoriasis, rheumatoid arthritis and Type 1 diabetes.

Tovaxin Manufacturing

We manufacture our TCV therapy in our own Good Manufacturing Practice (“cGMP”) facility. The TCV technology used to produce Tovaxin is similar to that of traditional microbial vaccine technology, where the pathogen (or the attenuated derivative) is used to derive the protective antigens necessary to induce protective immune responses. In preparing the Tovaxin for a patient, the myelin autoreactive T-cells causing the disease are taken from the blood, specifically identified, and expanded ex vivo by incubating these T-cells with selected peptides in the presence of antigen-presenting cells and growth factors. Myelin-peptide reactive T-cells are grown to therapeutic levels and cryopreserved. Prior to use, the MRTCs are expanded, formulated, and attenuated (by irradiation) to render them incompetent to replicate but viable for therapy. These attenuated T-cells are administered in a defined schedule of subcutaneous injections. We have shown that a single draw of a 500 ml bag of patient blood is sufficient to provide a full year’s therapeutic regimen of Tovaxin.

Clinical Development of Tovaxin

In August 2008 we completed a Phase IIb clinical trial of Tovaxin in patients with Relapsing Remitting Multiple Sclerosis, which demonstrated a positive trend in the reduction in annualized relapse rate (ARR) for patients treated with Tovaxin as compared to placebo. Top-line results from the study showed that Tovaxin-treated patients experienced an ARR of 0.214 as compared to 0.339 for placebo-treated patients, which represented a 37 percent decrease in ARR for Tovaxin as compared to placebo in the general population. Additionally, in the group of patients with more active disease as measured by an ARR > 1 at study entry, Tovaxin demonstrated a 55 percent reduction in ARR as compared to placebo.

The study also demonstrated that Tovaxin was safe and well tolerated with no serious adverse events related to treatment. The most common adverse event related to Tovaxin was mild injection site reaction. We believe that this favorable safety profile may be an important advantage as patient compliance represents a significant challenge due to serious side effects associated with many currently available and in development MS treatments.

In November 2008, Opexa implemented a restructuring plan to terminate the one-year open label extension of the TERMS Phase IIb Clinical Trial of Tovaxin® therapy for multiple sclerosis (OLTERMS). The trial was enrolled with patients that had previously completed one year in the TERMS, Tovaxin Phase IIb multi-center, randomized, double blind, placebo-controlled trial. The Company terminated OLTERMS to conserve financial resources for clinical data analysis, future clinical trial planning and seeking a development partner for Tovaxin. Our ability to move forward the clinical development of Tovaxin will rely on obtaining a development partner.

Our Adult Stem Cell Platform

Stem Cells—Background

Stem cells are undifferentiated primary cells that have the potential to become any tissue or organ of the body. They hold therapeutic promise for the development of effective treatments and possibly cure for various diseases. The current stem cell research efforts have been divided between embryonic and tissue specific adult stem cells as potential therapeutic progenitor cells. Recent experiments with embryonic stem (ES) cells have demonstrated that these highly proliferative, pluripotent cells can differentiate into pancreatic-like ß-cells. A major concern with ES cells is their pluripotency and risk that these cells, once transplanted, could form tumors. Adult tissue-specific stem cells may be an attractive alternative to ES cells due to several key advantages; first, these cells can be isolated from a more manageable source such as bone marrow or other tissues; second, they proliferate in a controlled fashion and without the likelihood of tumorogenicity; and third, they can be used in an autologous setting and avoid the potential for rejection which exists for allogenic use of stem cells.

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

Our multi-potent stem cell is derived from peripheral blood monocytes which when cultured under defined conditions are able to further differentiate into several cellular lineages. Molecular biology and cellular analysis studies have shown that these MDSCs have specific markers that distinguish them from other stem cells. In addition these studies have also shown a time-dependence for the expression of these markers during the growth and differentiation of MDSCs. In vitro experiments with MDSCs have shown their capacity to differentiate towards hematopoietic, epithelial, endothelial, endocrine and neuronal cells. Our initial focus is the further development of this monocyte-derived stem cell technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diabetes mellitus.

The diabetes program is currently in pre-clinical development and we may choose to continue the development program with a strategic partner.

Pancreatic Islet Cell Development

Diabetes is a disease characterized by the failure or loss of pancreatic ß-cells to generate sufficient levels of the hormone insulin required to maintain normal healthy glucose levels. Type 1 diabetes is caused by the complete loss of pancreatic ß-cells when the body’s own immune system mistakenly attacks and destroys a person’s ß-cells. While for Type 2 diabetes the causes are far more complicated and poorly understood, the results of the disease are similar in that often the ß-cells fail to generate sufficient amounts of insulin to maintain normal healthy glucose levels. The loss of insulin results in an increase in blood glucose levels that may eventually lead to the development of premature cardiovascular disease, stroke, and kidney failure. Currently there is no permanent cure for diabetes; however, cadaveric-sourced islet cell transplantations have shown good success in restoring long-term endogenous insulin production and glycemic stability in subjects who have Type 1 diabetes mellitus with unstable baseline control. Persistent islet function without injected insulin dependence provides considerable health benefit.

Current cell transplant therapy for the treatment of diabetes is limited by an inadequate supply of insulin-producing cells. Cadaveric sources are limited and up to three pancreata are required to obtain clinically significant quantities of ß-cells for one patient. The identification of adult human stem cells provides a new prospect for obtaining a sufficient number of insulin-producing ß-cells for transplantation. Using our technology a single blood draw may be adequate to produce clinical quantities of ß-cells for a patient.

In vitro experiments with MDSC have shown their capacity to differentiate toward a wide variety of cell types including pancreatic ß-like cells. These cells aggregate into clusters resembling pancreatic Islets of Langerhans termed monocyte derived islets (MDI). The cluster aggregates show endocrine gene expression. Biochemical assays have demonstrated that MDI can synthesize and secrete significant amounts of insulin during their growth and respond in a glucose-dependent manner. In addition, MDI can be stimulated or repressed by the addition of agonists or antagonists of insulin in vitro.

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

Stem Cell Pre-Clinical and Clinical Development

We are planning to conduct pre-clinical studies to demonstrate proof of concept and method of delivery towards preparation of an IND (Investigational New Drug) submission to the FDA.

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

We have exclusive, worldwide licenses to certain patents and patent applications that relate to our T-cell technology and our multipotent adult stem cell technology. We have begun to engage companies in discussions to possibly partner these technologies.

T-Cell Therapy Intellectual Property

Our T-cell technology is based on discoveries made by Dr. Jingwu Zang at the Baylor College of Medicine in Houston. We have an exclusive, worldwide license from Baylor College of Medicine to develop and commercialize three technology areas for MS, namely T-cell vaccination, peptides, and diagnostics. Under the License Agreement with Baylor College of Medicine, we have rights to a total of 11 issued patents (2 U.S. and 9 foreign) and 80 pending patent applications (6 U.S. and 74 foreign).

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

Our Product Pipeline

Multiple Sclerosis T-Cell Therapy

Tovaxin is being developed as a therapeutic vaccine approach for treating MS, in that it induces the body’s immune system to attack the MRTCs that we believe are responsible for destroying the myelin sheath coating of the axons in the central nervous system. We believe that the depletion and regulation of the MRTCs may stop progression of multiple sclerosis. We completed a Phase IIb clinical trial of Tovaxin in August 2008 with 150 MS patients.

Diabetes Stem Cell Therapy

We believe that there are approximately 21 million people in the U.S. who have diabetes. More than 1 million of these people have Type 1 diabetes mellitus. Among adults with diagnosed diabetes, approximately 31% take insulin to control their disease. Research studies have found that improved glycemic control benefits people with either Type 1 or Type 2 diabetes. Islet transplantation using Opexa’s proprietary monocyte-derived islet cell may offer the potential to improve glycemic control in a subgroup of patients with Type 1 and Type 2 diabetes mellitus who are disabled by refractory hypoglycemia. We are in preclinical development and we may choose to continue the development program with a strategic partner.

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

Competition

The development of therapeutic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat MS, heart attack, stroke, Parkinson’s disease, diabetes, liver diseases, arthritis and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the current treatment of and in the development of treatments for MS include Biogen-Idec, Elan, Merck-Serono, Sanofi-Aventis, Teva, and Bayer/Schering AG. Some of our primary competitors in the development of stem cell therapies include Aastrom Biosciences, Geron, Gamida-Cell Ltd, Stem Cells Inc., Cellerant Therapeutics, and Osiris Therapeutics. Many of these competitors have significant products in development that could be competitive with our potential products.

Sales and Marketing

We may choose to partner with large biotech or pharmaceutical companies for sales and marketing or alternatively develop our own sales force to market our MS cell therapy products in the U.S. Given the concentration of MS treatment among a relatively small number of specialized neurologists, we believe that a modest size sales force would be sufficient to market the MS products.

We will consider partnering with large biotech and pharmaceutical companies to assist with marketing and sales of our MS T-cell products outside the U.S. and for our stem cell therapy products.

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

FDA Approval

We will need to obtain FDA approval of any therapeutic product we plan to market and sell. The FDA will only grant marketing approval if it determines that a product is both safe and effective. The testing and approval process will require substantial time, effort and expense. The steps required before our potential products may be marketed in the U.S. include:

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

Research and Development

Research and development expenses for the year ended December 31, 2008 were approximately $8.4 million, mainly reflecting the costs of the Phase IIb clinical trial for Tovaxin and research and development in support of pre-clinical diabetes stem cell therapies. Research and development expenses for the year ended December 31, 2007, were approximately $13.1 million.

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

Employees

As of March 31, 2009 we had 10 full time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our business is at an early stage of development. We do not have any products in late-stage clinical trials or on the market. We are still in the early stages of identifying and conducting research on potential products. Only one of our products has progressed to the stage of being studied in human clinical trials in the United States. Our potential products will require regulatory approval prior to marketing in the United States and other countries. Obtaining such approval will require significant research and development and preclinical and clinical testing. We may not be able to develop any products, to obtain regulatory approvals, to enter clinical trials for any of our product candidates, or commercialize any products. Our product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

We have a history of operating losses and do not expect to be profitable in the near future.

We have not generated any profits since our entry into the biotechnology business, have no source of revenues, and have incurred significant operating losses. We expect to incur additional operating losses for the foreseeable future. We do not have any sources of revenues and may not have any in the foreseeable future.

We will need additional capital to conduct our operations beyond August 2009 and our ability to obtain the necessary funding is uncertain.

We need to obtain significant amounts of additional capital to continue our business beyond August 2009. The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements. As of December 31, 2008, we had cash and cash equivalents of approximately $1.2 million. Our current burn rate is approximately $300,000 per month. Effective, April 14, 2009, the Company closed on an initial tranche of a private offering of secured convertible notes and warrants for approximately $1.1 million. We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations.

The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the accuracy of the assumptions underlying our estimates for capital needs in 2009 and beyond;

•	scientific progress in our research and development programs;

•	the magnitude and scope of our research and development programs;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.

We do not have any committed sources of capital, although we have issued and outstanding warrants that, if exercised, would result in an equity capital raising transaction. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Our independent auditor’s opinion expresses substantial doubt about our ability to continue as a going concern which may make raising capital more difficult and could require us to cease operations.

The opinion of our independent auditors in respect of the 2008 fiscal year, included elsewhere in this annual report, expresses substantial doubt about our ability to continue as a going concern. Specifically, it indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although Opexa has been successfully funded to date by attracting investors in our equity, there is no assurance that our capital raising efforts will be able to attract the capital needed to sustain our operations. The opinion from our auditors expressing substantial doubt about our ability to continue as a going concern may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

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

Our business depends on three licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations to diligently pursue development of commercial products under the licensed patents. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be adversely affected.

Our current research and manufacturing facility is not large enough to manufacture future stem cell and T-cell therapies.

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 800 square foot suite of three rooms for the manufacture of T-cell therapies. Our current facility is not large enough to fully support pivotal Phase III trials for the development of Tovaxin for MS or conduct commercial-scale manufacturing operations. We will need to expand further our manufacturing staff and facility, obtain a new facility or contract with corporate collaborators or other third parties to assist with future drug production.

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

Our stock may be delisted from Nasdaq, which could affect its market price and liquidity.

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity requirement and bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the Nasdaq Capital Market. As of December 31, 2008, our stockholders’ equity was below the continued listing standard requirement of $2.5 million and the bid price for our common stock is below $1.00 per share. We may receive notice from Nasdaq that we have failed to meet these requirements. If we were unable to cure these failures in a timely manner and our common stock were delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

Our common stock is traded on the NASDAQ Capital Market under the symbol “OPXA”. As of March 23, 2009, there were 288 holders of record of the common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.” Our common stock trades on a limited, sporadic and volatile basis.

The table below shows the high and low per-share bid information for our common stock for the periods indicated, as reported by NASDAQ.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	6.05	3.90
Second Quarter	5.89	4.05
Third Quarter	5.35	3.50
Fourth Quarter	4.30	1.85

Fiscal Year Ended December 31, 2008
First Quarter	$3.25	$0.91
Second Quarter	1.43	0.59
Third Quarter	2.15	0.15
Fourth Quarter	0.34	0.09

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2008, with respect to our compensation plans under which common stock is authorized for issuance. We issue options to officers, directors, employees and consultants under our stockholder approved 2004 Compensatory Stock Plan. We believe that the exercise price for all of the options set forth below reflects fair market value.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Security Shareholders	1,598,547	$5.86	701,453
Equity Compensation Plans Not Approved by Security Shareholders	—	—	—

Total	1,598,547	$5.86	701,453

Refer to Item 8, Note 10 “Options and Warrants” in the Notes to Our Consolidated Financial Statements for the fiscal year ended December 31, 2008, included elsewhere in the annual report for a description of our equity compensation plan.

Recent Sales of Unregistered Securities and Equity Purchases by Company

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We estimated volatility by considering historical stock volatility. As allowed by Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment”, we have opted to use the simplified method for estimating expected term equal to the midpoint between the vesting period and the contractual term.

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

The pricing model we use for determining fair values of our derivatives is the Black Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB

Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The impact of implementing EITF 00-19-2 in the fiscal year 2007 resulted in a cumulative effect of a change in accounting principle with a credit to beginning retained earnings of $6,656,677 and a reversal of the same amount to the derivative liability account.

In June 2008, the FASB finalized EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 lays out a procedure to determine if an instrument is indexed to a company’s own common stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Opexa evaluated all of its financial instruments and determined that the warrants associated with the August 2008 financing qualified for treatment under EITF 07-5. As of January 1, 2009, Opexa adjusted its financial statements to reflect the adoption of the EITF 07-5. Opexa reclassified the fair value on these warrants as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liabilities and the cumulative effect of the change in accounting principle in the amount of $1,755,622 is recognized as an adjustment to the opening balance of retained earnings.

Results of Operations

Comparison of Year Ended December 31, 2008 with the Year Ended December 31, 2007

Net Sales. We recorded no sales for the years ended December 31, 2008 and 2007.

Research and Development Expenses. Research and development expense was $8,388,734 for the year ended December 31, 2008, compared to $13,071,856 for the year ended December 31, 2007.

The decrease in expenses was primarily due to a decrease in activities related to the Phase IIb clinical trial for Tovaxin which was completed in 2008 as compared to 2007 and a reduction in stock compensation expense recorded in 2008. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. Our general and administrative expense was $3,341,415 for the year ended December 31, 2008, as compared to $3,418,306 for the year ended December 31, 2007. The decrease in expenses is primarily due to a decrease in stock compensation expense and professional service fees offset in part by an increase in personnel costs.

Interest Expense. Interest expense was $19,983 for the year ended December 31, 2008, compared to $16,103 for the year ended December 31, 2007. Interest expense for 2008 and 2007 was related to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $165,201 was outstanding as of December 31, 2008.

Interest Income. Interest income was $100,235 for the year ended December 31, 2008 compared to $477,605 for the year ended December 31, 2007. The decrease was due to the reduction in cash balances that were available for investment in cash equivalent instruments and a reduction in interest rates.

Gain on Extinguishment of Debt. Opexa entered into a second amended and restated license agreement with the University of Chicago that eliminated the obligations under the prior agreement for the payment of $1.5 million due July 31, 2007 and the obligation to issue 21,623 shares of Opexa common stock. These obligations were recorded as research and development expense, with the liabilities recorded as notes payable—current portion of $1.5 million and a stock payable of $112,440. As a result of the amendment and restatement of the license agreement with the University of Chicago $1,612,440 was reported as a gain on extinguishment of liability in 2007. Opexa applied the accounting guidance of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

Net loss. We had a net loss for the year ended December 31, 2008, of $11,852,152, or $1.12 per share (basic and diluted), compared with a net loss of $14,667,367, or $2.19 per share (basic and diluted), for the year ended December 31, 2007. The decrease in net loss is primarily due to the reduction of costs associated with the Phase IIb clinical trial of Tovaxin that was completed in 2008.

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

Interest Income. Interest income was $477,605 for the year ended December 31, 2007 compared to $688,299 for the year ended December 31, 2006. The decrease was due to the reduction in cash balances that were available for investment in cash equivalent instruments.

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

Gain on Extinguishment of Debt. Opexa entered into a second amended and restated license agreement with the University of Chicago that eliminated the obligations under the prior agreement for the payment of $1.5 million due July 31, 2007 and the obligation to issue 21,623 shares of Opexa common stock. These obligations were recorded as research and development expense, with the liabilities recorded as notes payable—current portion of $1.5 million and a stock payable of $112,440. As a result of the amendment and restatement of the license agreement with the University of Chicago $1,612,440 was reported as a gain on extinguishment of liability. Opexa applied the accounting guidance of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”) and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

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

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of December 31, 2008 we had cash and cash equivalents of approximately $1.2 million.

Our financing activities generated $9.2 million for the year ended December 31, 2008 as compared to approximately $0.1 million for the year ended December 31, 2007. The cash generated in 2008 was the result of $7.6 million in gross proceeds from a public offering in February and $3.0 million in gross proceeds from a private financing in August.

Our current burn rate is approximately $300,000 per month. Effective, April 14, 2009, the Company closed on an initial tranche of a private offering of secured convertible notes and warrants for gross proceeds of approximately $1.1 million which will support our operations at current levels through August 2009. We will need to raise additional capital in fiscal year 2009 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. The report of our independent auditors with regard to our financial statements for the fiscal year ended December 31, 2008, includes a going concern qualification. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2008, is as follows:

		Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases(1)	$1,052,927	$150,474	$313,764	$313,372	$276,318
Consulting Agreements	—	—	—	—	—

Total	$1,052,927	$150,474	$313,764	$313,372	$276,318

(1)	Includes lease for office equipment.

Recently Issued Accounting Pronouncements.

In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF 07-3 are effective for the Company as of January 1, 2008, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The Company does not believe EITF 07-3 will have a material impact on its results from operations or financial position.

In June 2008, the FASB finalized EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” which lays out a procedure to determine if the instrument is indexed to a Company’s own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. Opexa evaluated all of its financial instruments and determined that the warrants associated with the August 2008 financing qualified for treatment under EITF 07-5. As of January 1, 2009, Opexa adjusted its financial statements to reflect the adoption of the EITF 07-5. Opexa reclassified the fair value on these warrants as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liabilities and the cumulative effect of the change in accounting principle in the amount of $1,755,622 is recognized as an adjustment to the opening balance of retained earnings.

There were various other accounting standards and interpretations issued during 2008, 2007 and 2006, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Our financial instruments include cash and cash equivalents. Our main investment objectives are the preservation of investment capital and the maximization of returns on our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates. We believe that our investment policy is conservative, both in the duration of our investments and the credit quality of the investments we hold. As of March 26, 2009, the Company held no auction rate securities.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2008 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

Our executive officers are elected by the board of directors and serve at the discretion of the board. Our executive officers are as follows:

Name	Age	Position
Neil K. Warma	46	President, Chief Executive Officer, Acting Chief Financial Officer and Director
Donna R. Rill	55	Senior Vice President of Operations

Biographical information for our executive officers is set forth below:

Neil K. Warma has served as President and Chief Executive Officer since June 2008 and as Acting Chief Financial Officer since March 2009. From July 2004 to September 2007, Mr. Warma served as president and chief executive officer of Viron Therapeutics Inc., a privately-held clinical stage biopharmaceutical company. From 2000 to 2003 Mr. Warma was co-founder and president of MedExact USA, Inc., an Internet company providing clinical information and services to physicians and pharmaceutical companies. From 1992 to 2000 Mr. Warma held senior positions of increasing responsibility at Novartis Pharmaceuticals (previously Ciba-Geigy Ltd.) at its corporate headquarters in Basel, Switzerland. While at Novartis, Mr. Warma served as the Head of International Pharma Policy & Advocacy and in senior management within global marketing where he worked on the international launch of a gastrointestinal product. Mr. Warma obtained an honors degree specializing in Neuroscience from the University of Toronto and an International M.B.A. from the Schulich School of Management at York University in Toronto.

Donna R. Rill served as Senior Vice President of Operations since January 2009. From November 2004 until January 2009 she served as Vice President of Operations. From April 2003 to November 2004, she was the director of quality systems and process development at Opexa Pharmaceuticals, Inc. From November 1997 to April 2003 she was the director of translational research for the Center for Cell & Gene Therapy at Baylor College of Medicine. Ms. Rill has worked to design and qualify GMP Cell & Gene Therapy Laboratories, GMP Vector Production facilities, and Translational Research Labs at St. Jude Children’s Research Hospital, Texas Children’s Hospital, and Baylor College of Medicine. Ms. Rill received her B.S. in Medical Technology from the University of Tennessee, Memphis.

Directors

All of the current directors will serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our current board of directors are as follows:

Name	Age	Position
David Hung	51	Director
David E. Jorden	46	Director
David B. McWilliams	65	Director
Michael S. Richman	48	Director
Scott B. Seaman	53	Director
Neil K. Warma	46	Director, President, CEO and Acting CFO

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

David E. Jorden has served as a Director since August 2008. Mr. Jorden has served as executive board member for Cytomedix, Inc. since October 2008. Mr. Jorden previously served as vice president with Morgan Stanley in its Wealth Management group where he is responsible for equity portfolio management for high net worth individuals since 2003. Prior to Morgan Stanley, Mr. Jorden served as vice president and chief financial officer of Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications from March 2000 to September 2002. Mr. Jorden was a principal with Fayez Sarofim & Co. prior to joining Genometrix. Mr. Jorden earned a MBA from Kellogg School of Management at Northwestern University in 1989 and a BBA from the University of Texas/Austin in 1984. He currently serves as a director of Cytomedix, Inc. and PLx Pharma, Inc. Mr. Jorden is a Chartered Financial Analyst and Certified Public Accountant.

David B. McWilliams has served as Director since August 2004. From August 2004 to June 2008 Mr. McWilliams also served as president and chief executive officer of Opexa. From December 2003 until August 2004, Mr. McWilliams was a private investor. From June 2003 to December 2003, Mr. McWilliams served as president and chief executive officer of Bacterial Barcodes, Inc., a molecular diagnostics company. Mr. McWilliams currently serves as a director of Novelos Therapeutics, Inc., and on the boards of ApoCell Biosciences and the Houston Technology Center. Mr. McWilliams received an MBA in finance from the University of Chicago and a B.A. in chemistry, Phi Beta Kappa, from Washington and Jefferson College.

Michael S. Richman has served as a Director of the Company since June 2006. Mr. Richman has served as president and chief executive officer of Amplimmune, Inc. since July 2008. Mr. Richman served as president and chief operating officer of Amplimmune, Inc. from May 2007 to July 2008. From April 2002 to May 2007, Mr. Richman served as executive vice president and chief operating officer of MacroGenics, Inc. Mr. Richman joined MacroGenics, Inc in 2002 with approximately twenty years experience in corporate business development within the biotechnology industry. Mr. Richman serves on the board of Cougar Biotechnology, a public drug development company. Mr. Richman obtained his B.S. in Genetics/Molecular Biology at the University of California at Davis and his MSBA in International Business at San Francisco State University.

Scott B. Seaman has served as a Director of since April 2006. Mr. Seaman has served for over five years as the executive director and treasurer of the Albert and Margaret Alkek Foundation of Houston, Texas, a private foundation primarily supporting institutions in the Texas Medical Center in Houston, Texas. Since January 1996 to present, Mr. Seaman has served as the chief financial officer of Chaswil Ltd., an investment management company. Since September 1986, Mr. Seaman has served as secretary and treasurer of M & A Properties Inc., a ranching and real estate concern. Since January 2003, Mr. Seaman has served as chairman and, since July 2004, president of ICT Management Inc., the general partner of Impact Composite Technology Ltd., a composite industry supplier. Mr. Seaman serves on the board of GeneExcel, Inc., a privately held biotechnology company. Since May 2004, Mr. Seaman has served as a Member of the Investment Committee of Global Hedged Equity Fund LP, a hedge fund. Mr. Seaman received a bachelor’s degree in business administration from Bowling Green State University and is a certified public accountant.

Neil K. Warma – For further background information regarding Mr. Warma see “Executive Officers” section.

Board Independence

The Company has determined that Dr. Hung, Mr. Jorden, Mr. Richman and Mr. Seaman meet the requirements under the NASDAQ Rule 4200 as independent directors.

Committees of the Board of Directors

We currently have an audit committee, a compensation committee, and a nominating and corporate governance committee.

Audit Committee

The audit committee of the Board currently consists of Mr. Jorden, Mr. Richman, and Mr. Seaman, each of whom are independent, non-employee directors. The audit committee selects, on behalf of our board of directors, an independent public accounting firm to audit our financial statements, discuss with the independent auditors their independence, review and discuss the audited financial statements with the independent auditors and management, and recommend to our board of directors whether the audited financials should be included in our Annual Reports to be filed with the SEC. The audit committee operates pursuant to a written charter, which was adopted in February 2005. During the last fiscal year, the audit committee held four meetings, and the members of the audit committee attended each meeting.

All of the members of the audit committee are non-employee directors who: (1) met the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in the preparation of our financial statements or the financial statements of Opexa; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Mr. Jorden and Mr. Seaman each, individually, qualify as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act.

Compensation Committee

The compensation committee of the board currently consists of Dr. Hung, Mr. Richman, and Mr. Seaman, each of whom are independent directors, as defined in Rule 10A-3 of the Exchange Act. The compensation committee reviews and approves (1) the annual salaries and other compensation of our executive officers, and (2) individual stock and stock option grants. The compensation committee also provides assistance and recommendations with respect to our compensation policies and practices, and assists with the administration of our compensation plans. During the last fiscal year the compensation committee held one meeting, and the members of the compensation committee attended that meeting.

In addition, the Board has adopted a written charter for the compensation committee, adopted in August 2004, which is available on our website at www.opexatherapeutics.com.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee of the board currently consists of Dr. Hung, Mr. Jorden, and Mr. Seaman, each of whom were determined by the board of directors to be an “independent director” pursuant to the applicable rules and regulations promulgated by the SEC. The nominating and corporate governance committee assists our board of directors in fulfilling its responsibilities by: identifying and approving individuals qualified to serve as members of our board of directors, selecting director nominees for our annual meetings of shareholders, evaluating the performance of our board of directors, and developing and recommending to our board of directors corporate governance guidelines and oversight procedures with respect to corporate governance and ethical conduct. This committee operates pursuant to a written charter adopted in

February 2005, which is available on our website at http://www.opexatherapeutics.com. The nominating committee will consider properly submitted shareholder nominations for candidates for the board. Following verification of the shareholder status of persons proposing candidates, recommendations will be aggregated and considered by the nominating committee. If any materials are provided by a shareholder in connection with the nomination of a director candidate, such materials will be forwarded to the nominating committee. During the last fiscal year, the nominating and corporate governance committee held one meeting, and the members of the governance committee attended that meeting.

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

Audit Committee Report

The Audit Committee of the Board currently consists of Mr. Jorden, Mr. Richman and Mr. Seaman, all of which are independent, non-employee directors.

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

In this context, the Audit Committee has reviewed the Company’s audited financial statements for fiscal 2008 and has met and held discussions with management and Malone & Bailey, PC, the Company’s independent auditors. Management represented to the Audit Committee that the Company’s consolidated financial statements for fiscal 2008 were prepared in accordance with accounting principles generally accepted in the United States of America, and the Audit Committee discussed the consolidated financial statements with the independent auditors. The Audit Committee also discussed with Malone & Bailey, PC matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

Malone & Bailey, PC also provided to the Audit Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with Malone & Bailey, PC the accounting firm’s independence.

Based upon the Audit Committee’s discussion with management and Malone & Bailey, PC, and the Audit Committee’s review of the representation of management and the report of Malone & Bailey, PC to the Audit Committee, the Audit Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors of Opexa Therapeutics, Inc.

David E. Jorden, Michael S. Richman, Scott B. Seaman

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

Our executive compensation is designed to reward achievement of the Company’s corporate goals. In 2008, our corporate goals included, but were not limited to: (i) advancement of the Company’s clinical development program; (ii) advancing the Company’s research and development programs; (iii) obtaining additional financing as needed; and (iv) realizing financial goals. This focus allows us to reward our executives for their roles in creating value for our stockholders.

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

Periodic stock option grants are made at the discretion of the Compensation Committee to eligible employees and, in appropriate circumstances, the Compensation Committee considers the recommendations of members of management, such as the Chief Executive Officer. In 2008, each named executive officer was awarded stock options in the amounts indicated in the section entitled Grants of Plan-Based Awards. Stock options are granted with an exercise price equal to the fair market value of our common stock on the day of grant and typically vest ratably over a three year period.

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

The Compensation Committee administers Opexa’s June 2004 Compensatory Stock Option Plan; reviews compensation components to be provided to Opexa’s officers, employees, and consultants; grants options to purchase common stock and restricted stock to Opexa’s officers, employees, and consultants; and reviews and makes recommendations to the Board regarding all forms of compensation to be provided to the members of the Board. The Compensation Committee believes it has fulfilled its responsibilities under its charter for the fiscal year ended December 31, 2008.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) for the fiscal year ended December 31, 2008 with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in Opexa’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Submitted by the Compensation Committee of the Board of Directors of Opexa Therapeutics, Inc.

David Hung, Michael S. Richman, Scott B. Seaman

Executive Officer Compensation

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2008 and 2007 exceeded $100,000.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Compensation ($)(6)	Options Awards ($)(7)	Total ($)
Neil K. Warma(1)	2008	195,100		—	62,487	72,869	330,456
CEO, President, Director	2007	—		—	—	—	—

David B. McWilliams(2)	2008	148,959		—	—	700,059	849,018
CEO, President, Director	2007	275,000	(8)	—	—	411,807	686,807

Jim C. Williams(3)	2008	225,750	(9)	—	—	161,466	387,216
Chief Operating Officer	2007	225,750	(9)	—	—	449,024	674,774

Lynne Hohlfeld(4)	2008	175,000	(10)	—	—	135,135	310,135
CFO and Secretary	2007	175,000	(10)	—	—	102,700	277,700

Donna R. Rill(5)	2008	141,886	(11)	—	—	110,402	252,288
Senior V.P. of Operations	2007	137,940		10,000	—	234,598	382,538

(1)	Served as president and chief executive officer since June 2008.
(2)	Served as president and chief executive officer from August 2004 to June 2008.
(3)	Served as an executive officer from June 2007 to February 2009.
(4)	Served as chief financial officer from June 2006 to March 2009.
(5)	Named as an executive officer in June 2007.
(6)	Other compensation includes costs of moving and temporary housing.
(7)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123(R) (but disregarding forfeiture estimates related to service-based vesting conditions) and, accordingly, includes amounts from options granted prior to 2006.
(8)	Mr. McWilliams’ salary was increased to $288,750 effective April 1, 2007. However, the increase in salary was accrued but not paid. As of December 31, 2008, the outstanding amount due Mr. McWilliams was $17,188.
(9)	Dr. Williams’ salary was increased to $237,038 effective April 1, 2007 and to $248,890 effective April 1, 2008. However, the increase in salary was accrued but not paid. As of December 31, 2008, the outstanding amount due Dr. Williams was $28,643. On February 6, 2009, Dr. Williams exchanged the outstanding salary due for a fully vested stock option to purchase 28,643 shares of Opexa common stock at an exercise price of $0.47 per share.
(10)	Ms. Hohlfeld’s salary was increased to $183,750 effective April 1, 2007 and to $192,938 effective April 1, 2008. However, the increase in salary was accrued but not paid. As of December 31, 2008, the outstanding amount due Ms. Hohlfeld was $22,203.
(11)	Ms. Rill’s salary was increased to $151,114 effective April 1, 2008. However, the increase in salary was accrued but not paid. As of December 31, 2008, the outstanding amount due Ms. Rill was $8,396. On February 6, 2009, Ms. Rill exchanged the outstanding salary due for a fully vested stock option to purchase 8,396 shares of Opexa common stock at an exercise price of $.47 per share.

Executive Employment Agreements

The Company entered into a three year employment agreement on June 16, 2008 with Neil K. Warma pursuant to which he will serve as president and chief executive officer. Pursuant to the agreement, Mr. Warma is paid $285,000 for the first twelve month period, $335,000 for the second twelve month period and $385,000 for the third twelve month period. In addition, Mr. Warma is entitled to the following: (i) an annual cash bonus of up to 50% of his base salary based upon milestones to be agreed upon; (ii) a one-time payment of $50,000 cash and 25,000 shares of the Company’s common stock to be issued if and when the closing bid price of the Company’s common stock equals or exceeds $4.00 for twenty consecutive trading days; and (iii) a ten-year stock option to purchase 250,000 shares of common stock with an exercise price of $1.01 per share that vests 50,000 shares immediately and the balance quarterly in equal amounts over three years. In addition, the Company provided Mr. Warma with relocation assistance and the Company’s standard benefits and insurance coverage as generally provided to its management. If employment is terminated by the Board without cause, Mr. Warma will receive 12 months base salary plus a payment equal to 30% of base salary and including any earned but unpaid bonus. In addition, vesting of stock options will accelerate in full if the effective date of the termination is at least two years after commencement of employment or vesting will be accelerated for a twelve month period if termination is prior to two years of employment. Upon the effectiveness of a change in control, Mr. Warma will receive 18 months of salary and a payment equal to 45% of base salary. All vesting of options will accelerate in full.

The Company entered into a one year employment agreement with Donna Rill on May 9, 2008, effective April 1, 2008 through March 31, 2009, at an annual salary of $151,114 pursuant to which Ms. Rill served as vice-president of operations of the Company. On January 16, 2009 Ms. Rill was promoted to senior vice president of the Company at an annual salary of $200,000. The employment agreement may be terminated at any time voluntarily by her or without cause by the Board. If employment is terminated by the Board without cause, Ms. Rill will receive six months base salary and any and all stock options granted to Ms. Rill prior to termination will be accelerated for a twelve month period. Ms. Rill shall have one year to exercise any vested stock options. In the event of a change of control, any and all stock options granted to Ms. Rill prior to such change of control will be accelerated to become vested and Ms. Rill shall have one year to exercise any vested stock options.

Grants of Plan Based Awards in 2008

The following table presents each grant of stock options in 2008 to the individuals named in the summary compensation table above.

Name	Grant Date	Number of Securities Underlying Options		Exercise Price of Option Awards	Grant Date Fair Value of Options
Neil K. Warma	06/16/08	250,000	(1)	$1.01	$216,866
David B. McWilliams	05/06/08	8,700	(2)	$1.09	$7,950
	06/26/08	39,000	(3)	$1.17	$39,133
Jim C. Williams	05/06/08	10,300	(4)	$1.09	$9,411
	06/26/08	23,000	(5)	$1.17	$23,079
Lynne Hohlfeld	05/06/08	8,000	(4)	$1.09	$7,310
	06/26/08	21,000	(6)	$1.17	$21,072
Donna R. Rill	05/06/08	3,000	(4)	$1.09	$2,741
	06/26/08	33,000	(7)	$1.17	$33,113

(1)	50,000 options vest upon date of grant, balance of 200,000 options vest quarterly over three years.
(2)	Accelerated vesting on 6/16/2008 upon retirement from the Company.
(3)	Vest immediately on date of grant.
(4)	Fully vested at 12/31/2008.

(5)	Accelerated vesting on 2/13/2009 upon retirement from the Company.
(6)	17,500 shares forfeited upon departure from the Company in March 2009.
(7)	Vest quarterly over three years from date of grant.

Each of the options in the foregoing table was granted under the Company’s June 2004 Compensatory Stock Option Plan.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards		Option Exercise Price ($)	Option Expiration Date
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable
Neil K. Warma	83,334	166,666	1.01	06/16/18

David B. McWilliams	37,000	—	30.00	08/31/09
	5,000	—	30.00	01/21/10
	120,000	—	5.00	05/02/16
	41,000	—	5.47	06/18/17
	8,700	—	1.09	05/06/18
	39,000	—	1.17	06/26/18
	5,000	5,000	1.17	06/26/18

Jim C. Williams	12,500	—	30.00	11/06/09
	9,375	3,125	7.00	12/05/10
	28,583	14,292	5.00	04/20/16
	10,000	20,000	5.47	06/18/17
	10,300	—	1.09	05/06/18
	3,833	19,167	1.17	06/26/18

Lynne Hohlfeld	15,000	7,500	5.00	04/20/16
	8,333	4,167	8.25	07/12/16
	10,667	21,333	5.47	06/18/17
	8,000	—	1.09	05/06/18
	3,500	17,500	1.17	06/26/18

Donna R. Rill	6,000	—	30.00	11/06/09
	4,500	1,500	7.00	12/05/10
	15,587	7,793	5.00	04/20/16
	10,667	21,333	5.47	06/18/17
	3,000	—	1.09	05/06/18
	5,500	27,500	1.17	06/26/18

Director Compensation

The following table presents summary information for the year ended December 31, 2008 regarding the compensation of the non-employee members of our board of directors. Mr. Jorden was appointed to the board on August 12, 2008. Mr. Bailey resigned from the board effective December 10, 2008 and Mr. Randall resigned from the board effective February 19, 2009.

Name	Fees Earned or Paid in Cash ($)		Restricted Stock and Options Awards ($)(1)	Total ($)
Gregory H. Bailey(2)	—	(3)	72,966	72,966
David Hung(4)	—	(5)	93,077	93,077
David E. Jorden(6)	—	(7)	10,877	10,877
David B. McWilliams(8)	—		7,367	7,367
Lorin J. Randall(9)	27,000		22,699	49,699
Michael S.Richman(10)	—	(7)	70,486	70,486
Scott B. Seaman(11)	—	(7)	69,630	69,630

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 in accordance with FAS 123R (but disregarding forfeiture estimates related to service-based vesting conditions) and, accordingly, includes amounts from options granted prior to 2006. See the information appearing under the heading entitled “Stock Options and Warrants” in footnote number 11 to our consolidated financial statements included as part of our Annual report on Form 10-KSB for the year ended December 31, 2006 for certain assumptions made in the valuation of options granted in the years ended December 31, 2006, 2005, and 2004.
(2)	50,000 option awards outstanding at fiscal year end.
(3)	In exchange for board compensation fees due, 31,000 shares of restricted common stock were issued on May 5, 2008; of which 13,300 shares of common stock vested on the date of grant and the balance of 17,700 restricted shares were to vest on December 31, 2008, however since Dr. Bailey resigned from the board on December 10, 2008, the 17,700 shares were forfeited.
(4)	55,000 option awards outstanding at fiscal year end.
(5)	In exchange for board compensation fees due, 31,900 shares of restricted common stock were issued on May 5, 2008; of which 12,400 shares of common stock vested on the date of grant and the balance of 19,500 restricted shares vested on December 31, 2008.
(6)	20,000 shares of common stock underlying options outstanding at fiscal year end.
(7)	Mr. Jorden, Mr. Richman and Mr. Seaman elected to exchange board compensation fees due as of December 31, 2008 for stock options on February 6, 2009. Stock options equal to one share of common stock for each dollar due, fully vested and exercisable for a term of ten years were granted to Mr. Jorden, Mr. Richman and Mr. Seaman at an exercise price of $ $0.47 per share.
(8)	10,000 shares of common stock underlying options outstanding at fiscal year end.
(9)	30,000 shares of common stock underlying options outstanding at fiscal year end.
(10)	66,400 shares of common stock underlying options outstanding at fiscal year end.
(11)	66,900 shares of common stock underlying options outstanding at fiscal year end.

No options were exercised during the fiscal year ended December 31, 2008.

The following table presents the fair value of each grant of stock options in 2008 to non-employee members of our board of directors, computed in accordance with FAS 123R:

Name	Grant Date	Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Options
Gregory H. Bailey	06/26/08	10,000	$1.17	$9,823
David Hung	06/26/08	10,000	$1.17	$9,823
David E. Jorden	08/19/08	20,000	$1.55	$26,105
David B. McWilliams	06/26/08	10,000	$1.17	$9,823
Lorin J. Randall	06/26/08	10,000	$1.17	$9,823
Michael S. Richman	05/06/08	11,400	$1.09	$10,417
	06/26/08	10,000	$1.17	$9,823
Scott B. Seaman	05/06/08	11,900	$1.09	$10,873
	06/26/08	10,000	$1.17	$9,823

Compensation of Directors

Mr. Warma who is a director and an officer does not receive any compensation for his services as a member of our board of directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at board and committee meetings. In summary, Board members receive the following fees:

Annual retainer	$12,000
For each Board meeting attended in person	$1,500
For each Board meeting attended that is held over the telephone	$750
For each non-chair committee member for each committee meeting attended	$750
For each committee meeting attended by the chair of that committee	$1,000

In addition, on June 26, 2008 Dr. Hung, Mr. McWilliams, Mr. Randall, Mr. Richman and Mr. Seaman were each granted a ten year option to purchase 10,000 shares of our common stock an exercise price of $1.17 of which 5,000 shares vest immediately and 5,000 shares will vest on the first anniversary of the date of grant. On August 19, 2008, Mr. Jorden was granted an initial ten year option to purchase 20,000 shares of our common stock at an exercise price of $1.55.

In January 2009, the board elected to suspend cash payments for board compensation for the first six months of 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 13, 2009, the number and percentage of outstanding shares of our common stock owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the named executive officers as defined in Item 402 of Regulation S-K; and (d) all current directors and executive officers, as a group. As of March 23, 2009, there were 12,245,858 shares of common stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
Albert and Margaret Alkek Foundation(2)	1,260,219	(3)	9.999%
LBI Group Inc.(4)	1,285,433	(5)	9.999%
Charles E. Sheedy(6)	1,058,108	(7)	8.30%
SF Capital Partners Ltd.(8)	851,514	(9)	6.68%
Alkek & Williams Ventures Ltd.(10)	812,630	(11)	6.43%

Officers and Directors:
David E. Jorden	1,003,547	(12)	7.91%
Scott B. Seaman(10)	984,374	(13)	7.71%
David B. McWilliams	269,094	(14)	2.15%
David Hung	112,110	(15)	*
Neil K. Warma	106,043	(16)	*
Michael S. Richman	90,650	(17)	*
Donna R. Rill	76,009	(18)	*

All directors and executive officers as a group (7 persons)**	2,641,827	(19)	19.61%

*	Indicates less than 1%
(1)	Unless otherwise indicated, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 North Crescent Ridge Drive, The Woodlands, Texas 77381.
(2)	This information is based on the Schedule 13D/A filed with the SEC on March 13, 2008, by Albert and Margaret Alkek Foundation (the “Foundation”), Alkek & Williams Ventures, Ltd. (“Ventures”), Scott Seaman, DLD Family Investments, LLC, and the other reporting persons named therein the (“Foundation 13D”) and other information available to the company. The Foundation acts through an investment committee of its board of directors, which includes Mr. Daniel Arnold, Mr. Joe Bailey, Mr. Scott Seaman and Ms. Randa Duncan Williams. Mr. Seaman is the executive director of the Foundation and chairman of the investment committee. The investment committee has sole voting and investment power over all of the shares of common stock beneficially owned by the Foundation. However, pursuant to the Foundation 13D, neither the executive director nor any member of the investment committee may act individually to vote or sell shares of common stock held by the Foundation; therefore, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. Additionally, pursuant to the Foundation 13D, the Foundation has concluded that because Mr. Seaman, in his capacity as executive director or chairman of the investment committee, cannot act in such capacity to vote or sell shares of common stock held by the Foundation without the approval of the investment committee, he is not deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation by virtue of his position as executive director or chairman of the investment committee. The mailing address of the beneficial owner is 1100 Louisiana, Suite 5250, Houston, Texas 77002.
(3)

Consisting of: (i) 22,222 shares of common stock underlying Series C Warrants exercisable at $30.00 per share, (ii) 85,379 shares of common stock underlying an April 2006 Warrant, and (iii) 250,000 shares of common stock underlying Series E Warrants. Excludes 164,621 shares of common stock underlying an

April 2006 Warrant and 135,951 shares of Company common stock underlying a Series F Warrant because the Foundation is contractually prohibited from exercising either of these warrants to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise. Pursuant to the Foundation 13D, the Foundation and other reporting persons named therein may be deemed to constitute a group for purposes of Section 13(d) or Section 13(g) of the Exchange Act. However, the Foundation, Ventures, Chaswil, Ltd., and Mr. Seaman expressly disclaim (i) that, for purposes of Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of the Company held by DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams and (ii) that they have agreed to act together with DLD Family Investments, LLC, Mr. Arnold, Mr. Bailey or Ms. Williams as a group other than as described in the Foundation 13D. Therefore, this does not include the following securities: (i) 333,333 shares of common stock held by DLD Family Investments, LLC; (ii) 17,778 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by DLD Family Investments, LLC; (iii) 110,000 shares of common stock underlying a Warrant held by DLD Family Investments, LLC; (iv) 100,000 shares of common stock underlying Series E warrants held by DLD Family Investments, LLC; (v) 59,121 shares of common stock underlying Series F warrants; (vi) 26,667 shares of common stock held by Mr. Arnold; (vii) 8,889 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Mr. Arnold; (viii) 10,000 shares of common stock underlying a Warrant held by Mr. Arnold; (ix) 10,000 shares of common stock held by Mr. Bailey; (x) 5,000 shares of common stock underlying a Warrant held by Mr. Bailey; (xi) 416,537 shares of common stock held by Ventures; (xii) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Ventures; (xiii) 125,000 shares of common stock underlying a Warrant held by Ventures; (xiv) 200,000 shares of common stock underlying Series E warrants held by Ventures; (xv) 52,870 shares of common stock underlying Series F warrants held by Ventures; (xvi) 43,655 shares of common stock held by Mr. Seaman; (xvii) 5,334 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Mr. Seaman; (xviii) 7,500 shares of common stock underlying a Warrant held by Mr. Seaman; (xix) 10,000 shares of common stock underlying Series E warrants held by Mr. Seaman and (xx) 15,105 shares of common stock underlying Series F warrants held by Mr. Seaman. The information in this footnote is primarily based on the Foundation 13D and other information provided to us.

(4)	Lehman Brothers Holdings Inc. exercises sole voting and dispositive power over all of the shares of common stock beneficially owned by LBI Group Inc. The information in this footnote is primarily based on information reported on the Schedule 13G filed with the SEC on August 19, 2008 by LBI Group Inc. The mailing address of the beneficial owner is 399 Park Avenue, New York, NY 10022.
(5)	Consisting of 609,758 shares of common stock underlying Series F Warrants. Excludes 65,917 shares of Company common stock underlying Series F warrants that LBI Group Inc. is contractually prohibited from exercising to the extent that it would beneficially own in excess of 9.999% of the total number of issued and outstanding shares of common stock after such exercise.
(6)	Charles E. Sheedy exercises sole voting and dispositive power over all of the shares of common stock beneficially owned. The information in this footnote is primarily based on information reported on the Schedule 13G filed with the SEC on August 22, 2008 by Charles E. Sheedy. The mailing address of the beneficial owner is 909 Fannin Street, Suite 2907, Houston, Texas 77010.
(7)	Consisting of: (i) 50,000 shares of common stock underlying a Warrant; (ii) 150,000 shares of common stock underlying Series E warrants; and (iii) 304,054 shares of common stock underling Series F warrants.
(8)	Michael A. Roth and Brian J. Stark exercise joint voting and dispositive power over all of the shares of common stock beneficially owned by SF Capital Partners Ltd., but Messrs Roth and Stark disclaim beneficial ownership of such shares. The information in this footnote is primarily based on a Schedule 13G reported with the SEC on February 17, 2009 and other information provided to us. The mailing address of SF Capital Partners Ltd. is c/o Stark Offshore Management, LLC, 3600 South Lake Drive, St. Francis, WI 53235.
(9)	Consisting of 500,000 shares of common stock issuable upon the exercise of a Warrant dated April 11, 2006 held by SF Capital Partners Ltd.

(10)	Chaswil, Ltd. is the investment manager of Ventures and holds voting power and investment power with respect to Company securities held by Ventures pursuant to a written agreement. Scott B. Seaman is a principal of Chaswil, Ltd. and has shared voting power and shared investment power over all of the shares of common stock beneficially owned by Ventures. The information in this footnote is primarily based on the Foundation 13D and other information provided to us. The mailing address of the beneficial owner is 1100 Louisiana, Suite 5250, Houston, Texas 77002.
(11)	Consisting of: (i) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share; (ii) 125,000 shares of common stock underlying a Warrant, (iii) 200,000 shares of common stock underlying Series E warrants and (iv) 52,870 shares of common stock underlying Series F warrants.
(12)	Consisting of: (i) 60,000 shares of shares of common stock underlying warrants; (ii) 102,500 shares of common stock underlying Series E warrants; (iii) 270,000 shares of common stock underlying Series F warrants; and (iv) 13,547 shares of common stock underlying stock options.
(13)	Consisting of: (i) 90,150 shares underlying stock options;; (ii) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Ventures; (iii) 125,000 shares of common stock underlying the Warrants held by Ventures; (iv) 200,000 shares of common stock underlying Series E warrants held by Ventures; (v) 52,870 shares of common stock underlying Series F Warrants held by Ventures; (vi) 5,334 shares of common stock underlying Series C warrants exercisable at $30.00 per share; (vii) 7,500 shares of common stock underlying the Warrants; (viii) 10,000 shares of common stock underlying Series E warrants; and (ix) 15,105 shares of common stock underlying Series F warrants. (See footnote 10 for additional discussion of the information set forth in clauses (i) through (v) of the preceding sentence.) Pursuant to the Foundation 13D, this does not include the following shares which Mr. Seaman has determined he does not have beneficial ownership or disclaimed beneficial ownership: (i) 902,618 shares of common stock held by the Foundation; (ii) 22,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by the Foundation; (iii) 250,000 shares of common stock underlying a Warrant held by the Foundation; (iv) 250,000 shares of common stock underlying Series E warrants held by the Foundation and (v) 250,000 shares of common stock underlying Series F warrants held by the Foundation. (See footnote 3 for additional discussion of the information set forth in clauses (i) through (v) of the preceding sentence.) The mailing address of the beneficial owner is 1100 Louisiana, Suite 5250, Houston, Texas 77002.
(14)	Consisting of: (i) 255,700 shares of common stock underlying stock options and (ii) 6,968 shares of common stock underlying Series C warrants exercisable at $30.00 per share.
(15)	Consisting of: (i) 15,105 shares of common stock underlying Series F warrants and (ii) 50,000 shares of common stock underlying stock options.
(16)	Consisting of (i) 3,021 shares of common stock underlying Series F warrants; and (ii) 100,001 shares of common stock underlying stock options.
(17)	Consisting of 90,650 shares of common stock underlying stock options.
(18)	Consisting of 73,399 shares of common stock underlying stock options.
(19)	Consisting of: (a) the following held by Mr. Jorden (i) 60,000 shares of shares of common stock underlying warrants; (ii) 102,500 shares of common stock underlying Series E warrants; (iii) 270,000 shares of common stock underlying Series F warrants; and (iv) 13,547 shares of common stock underlying stock options; (b) the following held by Mr. Seaman or which Mr. Seaman may be deemed to have voting and investment power: (i) 90,150 shares underlying stock options; (ii) 18,223 shares of common stock underlying Series C warrants exercisable at $30.00 per share held by Ventures; (iii) 125,000 shares of common stock underlying the Warrants held by Ventures; (iv) 200,000 shares of common stock underlying Series E warrants held by Ventures; (v) 52,870 shares of common stock underlying Series F Warrants held by Ventures; (vi) 5,334 shares of common stock underlying Series C warrants exercisable at $30.00 per share; (vii) 7,500 shares of common stock underlying the Warrants; (viii) 10,000 shares of common stock underlying Series E warrants; and (ix) 67,975 shares of common stock underlying Series F warrants; (c) the following held by Mr. McWilliams (i) 255,700 shares of common stock underlying stock options and (ii) 6,968 shares of our common stock underlying Series C warrants exercisable at $30.00 per share; (d) the following held by Dr. Hung (i) 15,105 shares of common stock underlying Series F warrants and (ii) 50,000 shares of common stock underlying stock options held by Dr. Hung; (e) the following held by Mr. Warma

(i) 3,021 shares of common stock underlying Series F warrants and (ii) 100,001 shares of common stock underlying stock options held by Mr. Warma; (f) 90,650 shares underlying stock options held by Mr. Richman and (g) 76,009 shares of common stock underlying stock options held by Ms. Rill.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None

Director Independence

Director	Independent(1)	Audit Committee	Nominating and Corporate Governance Committee
David Hung	X		X
David E. Jorden	X	X	X
David B. McWilliams
Michael S. Richman	X	X
Scott B. Seaman	X	X	X
Neil K. Warma

(1)	As defined by applicable SEC rule and the listing standards of the Nasdaq Capital Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the estimated aggregate fees billed and to be billed by Malone & Bailey, PC for services performed during our last two fiscal years.

	Years Ended December 31,
	2008	2007
Audit fees(1)	$67,415	$175,466
Tax fees	5,600	3,505
All other fees	11,785	15,370

	$84,800	$194,341

(1)	“Audit fees” include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2008, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

PART IV

ITEM 15.	EXHIBITS FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements of the Company

Audited Financial Statements for years ended December 31, 2008, 2007 and 2006 and the period from January 22, 2003 (Inception) through December 31, 2008

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2008 and 2007	F-2
State of Expenses for the Years Ended December 31, 2008, 2007 and 2006 and the period from January 22, 2003 (Inception) through December 31, 2008	F-3
Statement of Changes in Stockholders Equity from January 22, 2003 (Inception) through December 31, 2008	F-4
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 and the period from January 22, 2003 (Inception) through December 31, 2008	F-5
Notes to Financial Statements	F-6

2.	Financial Statement Schedules

The required information is included in the Consolidated Financial Statements or Notes thereto.

3.	List of Exhibits

Exhibit 2.1	Stock Purchase Agreement effective as of May 5, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2004).

Exhibit 2.2	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K filed October 8, 2004).

Exhibit 3.1	Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006).

Exhibit 3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999).

Exhibit 4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999).

Exhibit 4.2	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 20, 2007).

Exhibit 4.3	Warrant Agent Agreement for Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 14, 2008).

Exhibit 4.4	Form of Underwriters’ Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2008).

Exhibit 4.5	Form of Underwriters’ Warrant to Acquire Warrants Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed February 14, 2008).

Exhibit 10.1	June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement filed on June 29, 2004).

Exhibit 10.2	Amended and Restated Employment Agreement dated June 15, 2006, between the Company and David McWilliams (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2006).

Exhibit 10.3	Amendment to Employment Agreement dated May 9, 2008, between the Company and David McWilliams (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.4	Employment Agreement dated May 9, 2008, between the Company and Lynne Hohlfeld (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.5	Employment Agreement dated May 9, 2008, between the Company and Jim C. Williams, Ph.D (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.6	Employment Agreement dated May 9, 2008, between the Company and Donna R. Rill (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.7	Employment Agreement dated June 16, 2008, between the Company and Neil K. Warma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

Exhibit 10.12	Form of Warrant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005).

Exhibit 10.13	License Agreement dated September 5, 2001 between the Company and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005).

Exhibit 10.14	Second Amended and Restated License Agreement with University of Chicago (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2007).

Exhibit 10.17	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.17 to Form SB-2 filed July 19, 2005).

Exhibit 10.18	Securities Purchase Agreement dated June 17, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.18 to Form SB-2 filed July 19, 2005).

Exhibit 10.19	Registration Rights Agreement dated June 17, 2005 by and among the purchasers of common stock named therein (incorporated by reference to Exhibit 10.19 to Form SB-2 filed July 19, 2005).

Exhibit 10.20	Securities Purchase Agreement dated June 30, 2005 by and among the Company and the purchasers of common stock named therein (incorporated by reference to Exhibit 10.20 to Form SB-2 filed July 19, 2005).

Exhibit 10.21	Securities Purchase Agreement dated July 15, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.21 to Form SB-2 filed July 19, 2005).

Exhibit 10.22	Registration Rights Agreement dated July 15, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.22 to Form SB-2 filed July 19, 2005).

Exhibit 10.23	License Agreement dated January 13, 2006 by the Company and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Form SB-2 filed February 9, 2006).

Exhibit 10.24	Lease dated August 19, 2005 by the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

Exhibit 10.25	Form of Warrant Agreement issued to brokers in connection with 2005 offerings (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 filed April 11, 2006).

Exhibit 10.26	Purchase Agreement dated April 11, 2006 by and among the Company and the Investors named herein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006).

Exhibit 10.28	Form of Warrant issued in connection with April 2006 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 18, 2006).

Exhibit 10.29	Form of Broker Stock Purchase Warrant issued to MDB Capital Group LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 18, 2006).

Exhibit 10.30	Second Amended and Restated License Agreement dated July 31, 2007 between the Company and the University of Chicago (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 3,, 2007).

Exhibit 10.31	Unit Purchase Agreement dated August 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit 10.32	Registration Rights Agreement dated August 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit 10.33	Form of Warrant issued in connection with August 8, 2008 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

OPEXA THERAPEUTICS, INC.

By:	/s/ NEIL K. WARMA
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer) Date: April 14, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NEIL K. WARMA Neil K. Warma	President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2009

/S/ DAVID HUNG David Hung	Director	April 14, 2009

/S/ DAVID E. JORDEN David Jorden	Director	April 14, 2009

/S/ DAVID B. MCWILLIAMS David B. McWilliams	Director	April 14, 2009

/S/ MICHAEL S. RICHMAN Michael Richman	Director	April 14, 2009

/S/ SCOTT B. SEAMAN Scott B. Seaman	Director	April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Opexa Therapeutics, Inc.

(a development stage company)

The Woodlands, Texas

We have audited the accompanying balance sheets of Opexa Therapeutics, Inc. (a development stage company), as of December 31, 2008 and 2007 and the related statements of expenses, changes in stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 and the period from January 22, 2003 (Inception) through December 31, 2008. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Opexa as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

April 14, 2009

OPEXA THERAPEUTICS, INC.

(a development stage company)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,243,187	$2,645,482
Other current assets	86,705	355,266

Total current assets	1,329,892	3,000,748
Property & equipment, net accumulated depreciation of $847,244 and $614,079, respectively	1,166,530	1,370,647

Total assets	$2,496,422	$4,371,395

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$482,838	$938,442
Accounts payable—related parties	161,714	54,091
Accrued expenses	199,272	1,022,461
Current maturity of loan payable	62,423	60,360

Total current liabilities	906,247	2,075,354
Long term liabilities:
Loan payable	102,778	162,456

Total liabilities	1,009,025	2,237,810

Commitments and contingencies	—	—
Stockholders’ equity:
Convertible preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.50 par value, 100,000,000 shares authorized, 12,245,858 and 6,696,784 shares issued and outstanding	6,122,888	3,348,351
Additional paid in capital	84,929,481	76,498,054
Deficit accumulated during the development stage	(89,564,972)	(77,712,820)

Total stockholders’ equity	1,487,397	2,133,585

Total liabilities and stockholders’ equity	$2,496,422	$4,371,395

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF EXPENSES

Years ended December 31, 2008, 2007 and 2006 and the

Period from January 22, 2003 (Inception) to December 31, 2008

	2008	2007	2006	Inception through 2008
Research and development	$8,388,734	$13,071,856	$7,850,373	$62,146,271
General and administrative	3,341,415	3,418,306	5,461,047	20,966,190
Depreciation	234,325	232,955	174,117	752,535
Loss on disposal of assets	2,831	13,192	2,376	498,332

Operating loss	(11,967,305)	(16,736,309)	(13,487,913)	(84,363,328)
Interest income	100,235	477,605	688,299	1,354,061
Other income and expense, net	34,901	(5,000)	46,450	106,904
Gain on derivative liability	—	—	104,978	—
Gain on extinguishment of debt	—	1,612,440	—	1,612,440
Interest expense	(19,983)	(16,103)	(984)	(8,275,049)

Net loss	$(11,852,152)	$(14,667,367)	$(12,649,170)	$(89,564,972)

Basic and diluted loss per share	$(1.12)	$(2.19)	$(2.35)	N/A
Weighted average shares outstanding	10,551,321	6,696,784	5,390,910	N/A

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Period from January 22, 2003 (Inception) through December 31, 2008

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par
Shares issued for cash	525,000	$262,500	$(261,500)	$—	$1,000
Shares repurchased and cancelled	(170,625)	(85,313)	84,988	—	(325)
Discount related to:
beneficial conversion feature	—	—	28,180	—	28,180
warrants attached to debt	—	—	28,180	—	28,180
Net loss	—	—	—	(126,003)	(126,003)

Balances at December 31, 2003	354,375	177,187	(120,152)	(126,003)	(68,968)
Shares issued for:
cash	2,250	1,125	7,875	—	9,000
services	206,500	103,250	745,750	—	849,000
license	24,269	12,135	414,940	—	427,075
reverse merger with Sportan	99,740	49,870	(197,603)	—	(147,733)
acquisition of Opexa	250,000	125,000	23,625,000	—	23,750,000
additional shares attached to convertible debt	16,100	8,050	280,316	—	288,366
conversion of convertible notes	60,750	30,375	217,995	—	248,370
Shares cancelled	(8,000)	(4,000)	4,000	—	—
Discount related to:
beneficial conversion feature	—	—	855,849	—	855,849
warrants attached to debt	—	—	1,848,502	—	1,848,502
Option expense	—	—	123,333	—	123,333
Net loss	—	—	—	(31,411,736)	(31,411,736)

Balances at December 31, 2004	1,005,984	502,992	27,805,805	(31,537,739)	(3,228,942)
Shares issued for:
cash, net of offering costs	389,451	194,725	5,151,492	—	5,346,217
convertible debt	611,026	305,513	7,343,933	—	7,649,446
debt	2,300	1,150	159,850	—	161,000
license	29,194	14,597	1,853,787	—	1,868,384
services	24,000	12,000	1,000,400	—	1,012,400
Discount related to:
beneficial conversion feature	—	—	831,944	—	831,944
warrants attached to debt	—	—	1,433,108	—	1,433,108
Option expense	—	—	2,487,741	—	2,487,741
Warrant expense	—	—	2,373,888	—	2,373,888
Transition of warrants from equity instruments to liability instruments	—	—	(10,658,496)	—	(10,658,496)
Net loss	—	—	—	(14,856,724)	(14,856,724)

Balances at December 31, 2005	2,061,955	1,030,977	39,783,452	(46,394,463)	(5,580,034)
Shares issued for:
cash, net of offering costs	4,600,000	2,300,000	18,853,519	—	21,153,519
debt	34,829	17,374	162,626	—	180,000
Option expense	—	—	2,749,617	—	2,749,617
Warrant expense	—	—	1,568,966	—	1,568,966
Net loss	—	—	—	(12,649,170)	(12,649,170)

Balances at December 31, 2006	6,696,784	3,348,351	63,118,180	(59,043,633)	7,422,898
Cumulative change in derivative liability	—	—	10,658,496	(4,001,820)	6,656,676
Option expense	—	—	1,876,103	—	1,876,103
Warrant expense	—	—	845,275	—	845,275
Net loss	—	—	—	(14,667,367)	(14,667,367)

Balances at December 31, 2007	6,696,784	3,348,351	76,498,054	(77,712,820)	2,133,585
Shares issued for:
cash, net of offering costs	5,503,874	2,751,937	5,899,642	—	8,651,579
services	45,200	22,600	26,365	—	48,965
Issuance of warrants for cash	—	—	603,850	—	603,850
Option expense	—	—	1,901,570	—	1,901,570
Net loss	—	—	—	(11,852,152)	(11,852,152)

Balances at December 31, 2008	12,245,858	$6,122,888	$84,929,481	$(89,564,972)	$1,487,397

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.

(a development stage company)

STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006 and the

Period from January 22, 2003 (Inception) to December 31, 2008

	2008	2007	2006	Inception through 2008
Cash flows from operating activities
Net loss	$(11,852,152)	$(14,667,367)	$(12,649,170)	$(89,564,972)
Adjustments to reconcile net loss to net cash used in operating activities
Stock payable for acquired research and development	—	—	112,440	112,440
Stock issued for acquired research and development	—	—	—	26,286,589
Stock issued for services	48,965	—	—	1,910,365
Stock issued for debt in excess of principal	—	—	—	109,070
Amortization of discount on notes payable due to warrants and beneficial conversion feature	—	—	—	6,313,205
Unrealized gain on marketable securities	—	25,912	(25,912)	—
(Gain) on derivative liability	—	—	(104,978)	—
(Gain) on extinguishment of debt	—	(1,612,440)	—	(1,612,440)
Depreciation	234,325	232,955	174,117	752,535
Debt financing costs	—	—	—	365,910
Option and warrant expense	1,901,571	2,721,378	4, 318,583	13,926,494
Loss on disposition of fixed assets	2,831	13,192	2,376	498,332
Changes in:
Accounts payable	(347,980)	123,670	359,397	194,912
Marketable securities	—	2,926,184	(2,926,184)	—
Prepaid expenses	268,561	117,615	(340,876)	(503,378)
Accrued expenses	(823,189)	887,392	(105,240)	72,617

Net cash used in operating activities	(10,567,069)	(9,231,509)	(11,185,447)	(41,138,321)

Cash flows from investing activities
Purchase of property & equipment	(33,040)	(255,417)	(619,147)	(1,339,511)

Net cash used in investing activities	(33,040)	(255,417)	(619,147)	(1,339,511)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	9,255,429	—	21,153,520	35,765,166
Common stock repurchased and canceled	—	—	—	(325)
Proceeds from debt	—	137,286	110,322	8,102,199
Repayments on notes payable	(57,615)	(24,792)	—	(146,021)

Net cash provided by financing activities	9,197,814	112,494	21,263,842	43,721,019

Net change in cash and cash equivalents	(1,402,295)	(9,374,432)	9,459,248	1,243,187
Cash and cash equivalents at beginning of period	2,645,482	12,019,914	2,560,666	—

Cash and cash equivalents at end of period	$1,243,187	$2,645,482	$12,019,914	$1,243,187

Cash paid for:
Income tax	$—	$—	$—	$—
Interest	19,984	16,103	11,038	47,125
NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	—	—	—	147,733
Issuance of common stock for accrued interest	—	—	—	525,513
Conversion of notes payable to common stock	—	—	—	6,407,980
Conversion of accrued liabilities to common stock	—	—	180,000	197,176
Conversion of accounts payable to note payable	—	—	—	93,364
Discount on convertible notes relating to:
—warrants	—	—	—	3,309,790
—beneficial conversion feature	—	—	—	1,715,973
—stock attached to notes	—	—	—	1,287,440

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Opexa Therapeutics, Inc. (“Opexa”) was incorporated in Texas in March 1991 as a bio-pharmaceutical company engaged in developing autologous personalized cell therapies. During the development stage, Opexa acquired the worldwide license to technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory operated by the University of Chicago (“Argonne”). This is an exclusive license to a stem cell technology in which adult multi-potent stem cells are derived from monocytes obtained from the patient’s own blood (the “License”). A patent application was filed in November 2003 with the United States Patent and Trade Office regarding the technology involved in the License.

In June 2004, PharmaFrontiers Corp. (“Pharma”) was acquired by Sportan United Industries, Inc. (“Sportan”) in a transaction accounted for as a reverse acquisition. Pharma’s shareholders were issued 6,386,439 Sportan shares in exchange for 100 percent of the outstanding common shares of Pharma. Immediately following the transaction, Sportan changed its name to Pharma and 7,383,838 shares were outstanding.

On October 7, 2004, Opexa acquired all of the outstanding stock of Opexa Pharmaceuticals, Inc., an entity that has the exclusive worldwide license from Baylor College of Medicine to an individualized T-cell therapeutic vaccine, Tovaxin®, for the treatment of multiple sclerosis (MS). The acquisition was accounted for under the purchase method, where all of Opexa Pharmaceuticals, Inc.’s assets were restated to their fair market value on the acquisition date. The 250,000 shares of Opexa were valued at their then fair value of $23,750,000 or $95.00 per share. The results of operations for Opexa from November 6, 2004 through December 31, 2005 are included in the Statements of Operations and the Statements of Cash Flows.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition:

Current assets	$55,387
Property, plant and equipment, net	639,160
Acquired in process research and development	23,991,128
Current liabilities assumed	(935,675)

Total allocation of purchase price	$23,750,000

Management considered a number of factors in determining the estimated fair value of $23,991,128 for the acquired in process research and development, including the results of an independent valuation performed by a third-party valuation specialist. The purchase price represents Opexa Pharmaceuticals’ incomplete research and development programs that had not yet reached technological feasibility and had no alternative future uses as of the acquisition date and, therefore, was expensed upon acquisition within our Consolidated Statements of Expenses.

Development Stage Company. Opexa is considered to be in the Development stage as defined in Statement of Financial Accounting Standards No. 7. Opexa has had no revenues to date.

Basis of Presentation. In June 2006, Opexa (i) changed its name to Opexa Therapeutics, Inc. from Pharma and (ii) effected a one-for-ten reverse common stock split. All references to number of shares and per share amounts reflect such split as if it occurred on the first day of the first period presented. The financial statements include the accounts of Opexa and its wholly-owned subsidiary, Opexa Pharmaceuticals, Inc. through December 31, 2006. All inter-company accounts and transactions have been eliminated.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation. On January 1, 2006, Opexa began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, Opexa had accounted for stock options according to the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. Opexa adopted the modified prospective transition method provided for under SFAS No. 123R, and, consequently, has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of fiscal 2006 includes the quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

The following table illustrates the effect on net loss and net loss per share if Opexa had applied the fair value provisions of FASB Statement No. 123 to stock-based employee compensation prior to January 1, 2006:

Inception Through 2008
Net loss as reported	$(89,564,972)
Add: stock based compensation determined under intrinsic value method	2,611,074
Less: stock based compensation determined under fair value based method	(4,417,377)

Pro forma net loss	$(91,371,275)

Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. All costs for research and development activities are expensed as incurred. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Research and development expense for the years ended December 31, 2008, 2007, and 2006 was $8,388,734, $13,071,856 and $7,850,373, respectively.

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

The pricing model Opexa used for determining fair values of its derivatives is the Black-Scholes option-pricing model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this EITF, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements. In June 2007, the Emerging Issues Task Force (EITF) issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 provides guidance concerning the accounting for non-refundable advance payments for goods and services that will be used in future research and development activities and requires that they be expensed when the research and development activity has been performed and not at the time of payment. The provisions of EITF 07-3 are effective for the Company as of January 1, 2008, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of EITF 07-3 did not have a material impact on Opexa’s results from operations or financial position.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Opexa evaluated all of its financial instruments and determined that the warrants associated with the August 2008 financing qualified for treatment under EITF 07-5. As of January 1, 2009, Opexa adjusted its financial statements to reflect the adoption of the EITF 07-5. Opexa reclassified the fair value on these warrants as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liabilities and the cumulative effect of the change in accounting principle in the amount of $1,755,622 is recognized as an adjustment to the opening balance of retained earnings.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Opexa’s financial position, operations or cash flows.

NOTE 2—GOING CONCERN

Opexa incurred a net loss of approximately $11.9 million for the year ended December 31, 2008 and has an accumulated deficit of approximately $89.6 million. The cash balance of $1.2 million as of December 31, 2008 is not sufficient to fund the Company’s operations for the next twelve months. These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management continues to seek means to raise additional capital through sales of equity and partnering arrangements. The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

NOTE 3—RESTRUCTURING

In November 2008, Opexa implemented a restructuring plan to terminate the one-year open label extension of the TERMS Phase IIb Clinical Trial of Tovaxin® therapy for multiple sclerosis (OLTERMS). The trial was enrolled with patients that had previously completed one year in the TERMS, Tovaxin Phase IIb multi-center, randomized, double blind, placebo-controlled trial. The Company terminated OLTERMS to conserve financial resources for clinical data analysis, future clinical trial planning and seeking a development partner for Tovaxin. As a result of this restructuring, the Company reduced its staff of 29 to 12 people. Personnel-related severance and benefits payments of $77,075 were paid in 2008.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 4—MARKETABLE SECURITIES

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At December 31, 2008, Opexa invested approximately $1.2 million in a money market account with an average market yield of 0.8%. Interest income of $100,235 was recognized for the year ended December 31, 2008 in the statements of expenses.

At December 31, 2007, Opexa invested approximately $2.6 million in a money market account with an average market yield of 4.8%. Interest income of $477,605 was recognized for the twelve months ended December 31, 2007 in the statements of expense.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

Description	Life	2008	2007
Computer equipment	3 years	$155,018	$155,018
Office furniture and equipment	3-10 years	328,368	319,427
Software	3-5 years	90,689	88,919
Laboratory equipment	3-10 years	984,809	972,525
Leasehold improvements	10 years	454,890	448,837

Subtotal		2,013,774	1,984,726
Less: accumulated depreciation		(847,244)	(614,079)

Property and equipment, net		$1,166,530	$1,370,647

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to ten years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred. Depreciation expense totaled $234,325, $232,955 and $174,117 in fiscal 2008, 2007 and 2006, respectively.

NOTE 6—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2008, for federal income tax and alternative minimum tax reporting purposes, Opexa had approximately $78,002,822 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years through 2026. Under the provisions of Section 382 of the Internal Revenue Code, the benefit from utilization of approximately $5,650,429 of net operating losses incurred prior to October 7, 2004 was significantly limited as a result of the change of control that occurred in connection with Opexa’s acquisition of Opexa Pharmaceuticals, Inc. The benefit could be subject to further limitations if significant future ownership changes occur in Opexa.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

At December 31, 2008, deferred tax assets consisted of the following:

NOL @ 12/31/08	$(78,002,822)
Estimated tax rate	X 34%

Deferred tax asset	(26,520,959)
Valuation allowance	26,520,959

Net deferred tax asset	$—

NOTE 7—LOAN PAYABLE

Loan payable consists of an equipment line of up to $250,000 with Wells Fargo of which $165,201 and $222,816 were outstanding as of December 31, 2008 and 2007, respectively. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds. For the years ended December 31, 2008, 2007 and 2006, Opexa recognized interest expenses of $15,233, $14,631 and $0, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $139,782 for 2009, $147,540 for 2010, $147,540 for 2011 and $584,343 for years 2012 to 2015. Rent expense was $136,153 for each of the years ended December 31, 2008, 2007 and 2006.

License Agreement

In July 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved. Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of December 31, 2008.

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

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

During 2008, equity related transactions were as follows:

•

In February 2008, Opexa sold 3,500,000 shares of common stock and 4,025,000 Series E warrants in a public offering for approximately $7.6 million. Opexa paid approximately $1.2 million for the underwriter discounts, commissions and other expenses related to this offering and granted to the underwriter warrants to purchase 350,000 shares of common stock at a price of $2.40 per share and an option to acquire 350,000 Series E warrants at a price of $0.18 per Series E warrant.

•

In August, Opexa’s common stock in a private offering to certain institutional and accredited investors for approximately $3.0 million. Opexa paid approximately $100,000 in expenses related to this offering.

•	45,200 shares of restricted common stock valued at $48,965 were issued to board members as compensation for their board services.

•	Employee stock option compensation expense was $1,467,364 for 2008.

•	Non-employee stock option compensation expense was $434,207 for 2008.

NOTE 10—OPTIONS AND WARRANTS

In 2004, Opexa adopted the 2004 Stock Option Plan (“the Plan”) for the granting of stock options to employees and consultants of Opexa. Options granted under the Plan may be either incentive stock options or nonqualified stock options. The Board of Directors has discretion to determine the number, term, exercise price and vesting of all grants.

Employee Options:

During 2004, options to purchase 96,500 shares were granted to employees at exercise prices ranging from $30.00 to $50.00. These options have terms of five years and vest from one to three years. Fair value of $5,623,186 was recorded using the Black-Scholes method of option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2004 include (1) discount rate of 2%, (2) option life of 5 years, (3) expected volatility of 75.1% and (4) zero expected dividends.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

During 2005, options to purchase 63,050 shares were granted to employees at an exercise price of $7.00. These options have terms of ten years and vest in four years. Fair value of $261,879 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2005 include (1) discount rate of 2%, (2) option life of 10 years, (3) expected volatility of 175.4% and (4) zero expected dividends.

During 2005, options to purchase 4,167 shares were forfeited and cancelled.

During 2006, options to purchase 389,160 shares of common stock were granted by Opexa to its employees at exercise prices ranging from $5.00 to $9.40. These options have terms from five to ten years and vest from one to three years. Fair value of $3,126,168 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2006 include (1) discount rate range of 4.72% to 5.22%, (2) option life of 5 to 10 years, (3)expected volatility range of 401.3% to 429.9% and (4) zero expected dividends.

During 2006, options to purchase 14,133 shares were forfeited.

Opexa recorded $2,749,617 stock-based compensation expense to the management and employees during 2006.

During 2007, options to purchase 224,400 shares of common stock were granted by Opexa to its employees at exercise prices ranging from $3.96 to $5.47. These options have terms of ten years and vest annually over a three year period. Fair value of $958,011 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2007 include (1) discount rate range of 4.22% to 5.07%, (2) option life is a term with the expected term of 5 to 6 years, (3) expected volatility range of 95.4% to 103.9% and (4) zero expected dividends.

During 2007, options to purchase 17,345 shares were forfeited.

Opexa recorded $1,876,103 stock-based compensation expense to the management and employees during 2007.

During 2008, options to purchase 469,100 shares of common stock were granted by Opexa to its employees at exercise prices ranging from $1.09 to $1.17. These options have terms of ten years and have vesting ranges from 8 months to three years. Fair value of $433,164 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2008 include (1) discount rate range of 3.15% to 3.73%, (2) option life is a term with the expected term of 5.5 to 6 years, (3) expected volatility of 115.3% and (4) zero expected dividends.

During 2008, options to purchase 104,578 shares were forfeited.

Opexa recorded $1,467,364 stock-based compensation expense to the management and employees during 2008.

Non-Employee Options:

During 2004, options to purchase 20,000 shares were granted to consultants at exercise prices ranging from $30.00 to $50.00. These options have terms of five years and vest from one to three years. Fair value of

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

$1,011,770 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2004 include (1) discount rate of 2% (2) option life of 5 years, (3) expected volatility of 75.1% and (4) zero expected dividends.

During 2005, options to purchase 71,060 shares were granted to consultants. Using the Black-Scholes fair value for 2005 was $1,552,936 option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2005 include (1) discount rate of 2%, (2) option life of 5 years, (3) expected volatility of 175.4% and (4) zero expected dividends.

During 2005, options to purchase 10,000 shares were forfeited and cancelled.

During 2006, options to purchase 156,500 shares of common stock were granted by Opexa to its consultants, directors and exiting directors at the exercise prices ranging from $5.20 to $9.80. These warrants have a term of ten years and vest from one to three years. Fair value of $1,496,375 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2006 include (1) discount rate range of 4.7% – 5.2%, (2) option life of 10 years, (3) expected volatility range of 401.3% to 429.9% and (4) zero expected dividends.

During 2006, options to purchase 5,000 shares expired.

Opexa recorded $1,568,966 stock-based compensation expense to the consultants, directors and exiting directors during 2006.

During 2007, options to purchase 69,500 shares of common stock were granted by Opexa to its consultants, directors and exiting directors at the exercise prices ranging from $3.95 to $5.47. These options have a term of ten years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the first and second year anniversary of the date of grant. Fair value of $268,675 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2007 include (1) discount rate range of 4.20% to 5.07%, (2) option life is a term with the expected term of 5.75 years, (3) expected volatility range of 95.4% to 95.9% and (4) zero expected dividends.

Opexa recorded $845,275 stock-based compensation expense to the consultants and directors during 2007.

During 2008, options to purchase 171,300 shares of common stock were granted by Opexa to its consultants, directors and exiting directors at the exercise prices ranging from $0.88 to $1.55. These options have a term of ten years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting at the first year anniversary of the date of grant. Fair value of $179,340 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2008 include (1) discount rate range of 3.07% to 3.44%, (2) option life is a term with the expected term of 5.5 years, (3) expected volatility range of 115.3% to 116.5% and (4) zero expected dividends.

During 2008, options to purchase 22,000 shares were forfeited.

Opexa recorded $434,207 stock-based compensation expense to the consultants and directors during 2007.

Broker and Investor Warrants:

During 2003, warrants to purchase 15,000 shares were granted to investors related to the convertible notes.

During 2004, warrants to purchase 142,800 shares were granted to investors related to the convertible notes.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

During 2005, warrants to purchase 46,084 shares of common stock were issued to several brokerage firms as the offering costs and commissions for Opexa’s financing activities at an exercise price of $1.50. These warrants have a fair value of $2,197,162 and vest immediately.

During 2005, warrants to purchase 2,386,984 shares were granted to investors related to the convertible notes.

During 2005 warrants to purchase 254,362 shares were forfeited.

In April 2006, warrants to purchase 213,720 shares of common stock were granted by Opexa to the brokers in connection with the $23,000,000 equity financing, at an exercise price of $5.00. These warrants have a term of three years and vest immediately. Fair value of $1,077,778 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the year ended December 31, 2006 include (1) discount rate of 5.22%, (2) warrant life of 3 years, (3) expected volatility of 429.9% and (4) zero expected dividends.

During 2006, warrants to purchase 2,765,043 shares were granted to investors related to the April 2006 financing. These warrants have a term of five years and vest immediately. Fair value of $11,729,982 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the year ended December 31, 2006 include (1) discount rate of 4.86%, (2) warrant life of 5 years, (3) expected volatility of 429.9% and (4) zero expected dividends.

During 2006 warrants to purchase 1,644,908 shares were forfeited.

During 2007, there were no warrants granted to investors.

During 2008, Series E warrants to purchase 4,025,000 shares of common stock were issued by Opexa to the investors and underwriters in connection with the February 2008 public offering, at an exercise price of $2.00. These warrants vest immediately and have a fair value of $603,750. During 2008 Opexa issued warrants to the underwriter of the February 2008 public offering to purchase 350,000 shares of common stock at a price of $2.40 per share and an option to acquire 350,000 Series E warrants at a price of $0.18 per Series E warrant. These warrants are classified as equity and are immediately exercisable. Fair value of $350,061 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2008 include (1) discount rate of 2.93%, (2) warrant life is a term with the expected term of 5 years, (3) expected volatility of 97. 7% and (4) zero expected dividends.

During August 2008, in connection with a private financing, Opexa issued warrants to purchase 2,003,874 shares of its common stock to certain institutional and accredited investors. The warrants expire four years from issuance, are first exercisable after six months of the closing of the financing and are exercisable at $1.78 per share. These warrants are classified as equity. Fair value of $1,976,457 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for warrants issued during the year ended December 31, 2008 include (1) discount rate of 3.27%, (2) warrant life is a term with the expected term of 4 years, (3) expected volatility of 116.5% and (4) zero expected dividends.

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

At December 31, 2008, the aggregate intrinsic value of the outstanding options and the exercisable options was $-0- and $-0-, respectively. Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2005	236,443	24.82	2,336,506	28.68

Year ended December 31, 2006:
Granted	545,660	6.65	2,978,763	6.29
Forfeited and canceled	(19,133)	38.76	(1,644,908)	8.61

Outstanding at December 31, 2006	762,970	11.48	3,670,361	19.51

Year ended December 31, 2007:
Granted	293,900	5.28	—	—
Forfeited and canceled	(17,345)	7.74	—	—

Outstanding at December 31, 2007	1,039,525	9.79	3,670,361	19.51

Year ended December 31, 2008:
Granted	640,400	1.10	6,728,874	1.96
Forfeited and canceled	(126,578)	6.53	—	—

Outstanding at December 31, 2008	1,553,347	$6.47	10,399,235	$8.15

Summary of options outstanding and exercisable as of December 31, 2008 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Exercisable
$ 0.88 to 4.99	9.31	630,332	283,524
5.00 to 9.99	6.39	763,605	627,035
10.00 to 14.99	0.68	23,250	23,250
15.00 to 19.99	1.54	810	810
30.00 to 40.00	0.89	135,350	133,475

$ 0.88 to 40.00	7.01	1,553,347	1,068,094

Summary of warrants outstanding and exercisable as of December 31, 2008 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 1.78 to 4.99	3.98	6,728,874	4,025,000
5.00 to 9.99	2.11	2,513,720	2,513,720
15.00 to 30.00	1.46	1,156,641	1,156,641

$ 1.78 to 30.00	3.25	10,399,235	7,695,361

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (EITF 00-19-2). EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. It specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. This EITF is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issue of this EITF. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

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

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

For the years ended December 31, 2006 and 2005 the impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and the statements of operations and the period from inception through December 31, 2006 is as follows:

	As of 12/31/2005	As of 12/31/2006	Gain (Loss) Year Ended 12/31/2005	Gain (Loss) Year Ended 12/31/2006	Gain (Loss) Inception Through 12/31/2006
Series A Warrants	$—	$—	$332,440	$—	$332,440
Series B Warrants	264,957	—	640,882	264,957	905,839
Series C Warrants	6,496,698	6,656,677	2,923,519	(159,979)	2,763,540

Totals	$6,761,655	$6,656,677	$3,896,841	$104,978	$4,001,819

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

OPEXA THERAPEUTICS, INC.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

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

Costs associated with the acquisition of these two licenses had no separate economic value and were expensed to research and development in the period acquired.

NOTE 13—SUBSEQUENT EVENT

Effective April 14, 2009, the Company closed on an initial tranche of a private offering of secured convertible notes and warrants (the “Units”) for gross proceeds of approximately $1.1 million. The notes mature 24 months from their initial funding and are secured by all of the Company’s tangible and intangible assets excluding those particular fixed assets securing the Company’s equipment line with Wells Fargo, N.A. The notes accrue interest at a 10% rate, compounded annually, and are payable at maturity in either cash or common stock (at the same conversion price as below) at the Company’s option. Subject to the satisfaction of certain conditions, the notes are mandatorily convertible, at the Company’s option, during their term at $.50/share. The required conditions are: (1) the Company enters into an agreement that will fund a Phase IIb or Phase III clinical trial for the further development of the Company’s product known as Tovaxin, (2) the Company’s common stock trades at a price greater than or equal to $1.00 per share for twenty consecutive trading days, and (3) the Company has an effective registration statement on file with the Securities and Exchange Commission for the re-sale of the shares of common stock issuable upon conversion of the notes . The warrants have a four year term and are exercisable for 50% of the number of shares that the note is convertible into at an exercise price of $ 0.75 per share. In connection with the offering, the Company has agreed to pay commissions equal to 10% of the Units sold and will issue broker warrants to acquire the number of shares of common stock equal to 7% of the aggregate number of broker warrant shares and shares of common stock issuable upon conversion of the broker notes. The Company will reimburse the broker for its costs associated with the placement of the Units.