Form 10-Q
period 2009-03-31
Opexa Therapeutics, Inc.
filed 2009-05-15
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 North Crescent Ridge Drive The Woodlands, Texas 77381	76-0333165
(State or other jurisdiction of Incorporation or organization)	Address of principal executive (offices and zip code)	(I.R.S. Employer Identification No.)

(281) 272-9331
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of May 11, 2009, there were 12,245,858 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended March 31, 2009

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$403,943	$1,243,187
Other current assets	141,692	86,705
Total current assets	545,635	1,329,892

Property & equipment, net of accumulated depreciation
of $904,621 and $847,244, respectively	1,109,152	1,166,530
Total assets	$1,654,787	$2,496,422

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable	$576,112	$482,838
Accounts payable - related parties	57,976	161,714
Accrued expenses	220,496	199,272
Current maturity of loan payable	63,618	62,423
Derivative liability	661,815	-
Total current liabilities	1,580,017	906,247

Long term liabilities:
Loan payable	86,425	102,778
Total liabilities	1,666,442	1,009,025

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.50 par value, 100,000,000 shares authorized,
12,245,858 and 12,245,858 shares issued and outstanding	6,122,888	6,122,888
Additional paid in capital	83,311,776	84,929,481
Deficit accumulated during the development stage	(89,446,319)	(89,564,972)
Total stockholders' equity (deficit)	(11,655)	1,487,397
Total liabilities and stockholders' equity (deficit)	$1,654,787	$2,496,422

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three months ended March 31, 2009 and 2008 and the
Period from January 22, 2003 (Inception) to March 31, 2009
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2009	2008	2009
Research and development	$737,778	2,373,936	$62,884,049
General and administrative	396,315	709,517	19,386,045
Depreciation and amortization	57,378	58,277	809,913
Loss on disposal of assets	-	-	498,332
Operating loss	(1,191,471)	(3,141,730)	(83,578,339)

Interest income	1,109	37,709	1,355,170
Other income and expense, net	-	8,317	106,904
Gain on extinguishment of debt	-	-	1,612,440
Loss on derivative instruments	(440,980)		(661,818)
Interest expense	(5,627)	(6,326)	(8,280,676)
Net loss	$(1,636,969)	$(3,102,030)	$(89,446,319)

Basic and diluted loss per share	$(0.13)	$(0.37)	N/A

Weighted average shares outstanding	12,245,858	8,312,169	N/A

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008 and the
Period from January 22, 2003 (Inception) to March 31, 2009
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2009	2008	March 31, 2009
Cash flows from operating activities
Net loss	$(1,636,969)	$(3,102,030)	$(89,446,319)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	1,910,365
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,313,205
Realized gain on marketable securities	-	-	-
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	57,378	58,277	809,913
Debt financing costs	-	-	365,910
Option expense	358,752	409,682	12,308,789
Loss on derivative instruments	440,980		661,818
Loss on disposition of fixed assets	-	-	498,332
Changes in:
Marketable securities	-	-	-
Prepaid and other expenses	(54,987)	178,885	(558,365)
Accounts payable	(10,464)	(119,770)	184,448
Accrued expenses	21,224	(93,982)	93,840
Net cash used in operating activities	(824,086)	(2,668,938)	(41,962,405)

Cash flows from investing activities
Purchase of property & equipment	-	(8,940)	(1,339,510)
Net cash used in investing activities	-	(8,940)	(1,339,510)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	6,372,397	35,765,166
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	-	-	8,102,199
Repayments on notes payable	(15,158)	(14,011)	(161,179)
Net cash provided by (used in) financing activities	(15,158)	6,358,386	43,705,861

Net change in cash and cash equivalents	(839,244)	3,680,508	403,946
Cash and cash equivalents at beginning of period	1,243,187	2,645,482	-
Cash and cash equivalents at end of period	$403,943	$6,325,990	$403,946

Cash paid for:
Income tax	$-	$-	$-
Interest	5,627	6,326	52,752

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
- warrants	-	-	3,309,790
- beneficial conversion feature	-	-	1,715,973
- stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220

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

Fair Value Measurements

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Freestanding derivatives	-	$661,815	-	$661,815

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

Note 2.  Going Concern

Opexa incurred a net loss of approximately $1.6 million for the three months ended March 31, 2009 and has an accumulated deficit of approximately $89.4 million.  The cash balance of approximately $0.4 million as of March 31, 2009 is not sufficient to fund the Company’s operations for the next twelve months. Subsequent to March 31, 2009, the Company closed on a private offering of secured convertible notes for approximately $1.3 million.  These conditions raise substantial doubt as to Opexa’s ability to continue as a going concern. Management continues to seek means to raise additional capital through sales of equity and partnering arrangements. The financial statements do not include any adjustments that might be necessary if Opexa is unable to continue as a going concern.

Note 3.  Marketable Securities

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At March 31, 2009, Opexa invested approximately $400,000 in a money market account with an average market yield of 0.41%. Interest income of $1,100 was recognized for the three months ended March 31, 2009 in the statements of expenses.  As March 31, 2009, the Company held no auction rate securities.

Note 4.  Commitments and Contingencies

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

License Agreement

In July 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved. Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of March 31, 2009.

Note 5.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $150,042 was outstanding as of March 31, 2009. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

Note 6.  Options

Share-based Compensation:

       The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 shares are authorized to be issued under the Plan through June, 2014.  At March 31, 2009, 1,873,517 shares were issued.

 The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, "Share Based Payment". During the three month period ended March 31, 2009, the Company recognized share-based compensation expense of approximately $359,000. Activity in options during the three month period ended March 31, 2009 and related balances outstanding as of that date are reflected below.  The weighted average fair value per share of options granted for the three month period ended March 31, 2009 was approximately $0.31.

        A summary of share-based compensation activity for the three month period ended March 31, 2009 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)
Outstanding at January 1, 2009	1,553,347	$6.47
Granted	472,339	0.31
Exercised	-	-
Forfeited or canceled	(152,169)	4.50

Oustanding at March 31, 2009	1,873,517	$4.85	7.3

Exercisable at March 31, 2009	1,354,629	$6.08	6.6

The intrinsic value of the exercisable options at March 31, 2009 was $2.15.

Stock Option Activity:

Stock option awards issued by the Company have a ten year life and have various vesting dates that range from partial vesting upon date of grant to full vesting on a specified date,. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair values of stock options granted during the three months ended March 31, 2009 and 2008 were estimated using the following assumptions:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Expected volatility	192% - 194%	-
Expected term	5- 5.5 years	-
Risk free rate	1.47% - 1.97%	-
Expected dividends	-	-

Note 7. Derivative Instruments

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Opexa evaluated all of its financial instruments and determined that the warrants associated with the August 2008 financing qualified for treatment under EITF 07-5. As of January 1, 2009, Opexa adjusted its financial statements to reflect the adoption of the EITF 07-5. Opexa reclassified the fair value of these warrants as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liability.  The cumulative effect of the change in accounting principle in the amount of $1,755,622 is recognized as an adjustment to the opening balance of retained earnings. The impact of implementing EITF 07-5 for the quarter ended March 31, 2009 resulted in an increase in the derivative liability of $440,980 with a corresponding loss on derivative instruments.

The fair values of the warrants during March 31, 2009 and January 1, 2009 were estimated using the following assumptions:

	March 31, 2009	January 1, 2009
Expected volatility	236%	219.95%
Expected term	1.9 years	2.1 years
Risk free rate	0.81%	0.88%
Expected dividends	-	-

Note 8.  Subsequent Events

The Company closed a second and final tranche of a private offering consisting of secured convertible notes and warrants on May 14, which together with the first tranche that closed on April 14, 2009, generated approximately $1.3 million in gross proceeds. The notes mature in four years from the date of issue and accrue interest at a 10% rate, compounded annually. The interest is payable at maturity in either cash or common stock at the Company’s option.  The notes are secured by substantially all of the Company’s assets and are convertible into common stock, at the option of the holders, at a price of $0.50 per share. Additionally, subject to the satisfaction of certain conditions, the notes are mandatorily convertible into common stock, at the Company’s option, during their term also at $0.50 per share.  The required conditions are: (1) the Company enters into an agreement that will fund a Phase IIb or Phase III clinical trial for the further development of the Company’s product known as Tovaxin®, (2) the Company's common stock trades at a price greater than or equal to $1.00 per share for twenty consecutive trading days, and (3) the Company has an effective registration statement on file with the Securities and Exchange Commission for the re-sale of the shares of common stock issuable upon conversion of the notes . The warrants have a four year term and are exercisable for 50% of the number of shares that the note is convertible into at an exercise price of $ 0.75 per share. In connection with the offering, the Company has agreed to pay commissions equal to 10% of the Units sold and will issue broker warrants to acquire the number of shares of common stock equal to 7% of the aggregate number of broker warrant shares and shares of common stock issuable upon conversion of the broker notes. The Company will reimburse the broker for its costs associated with the placement of the Units.

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

The following discussion and analysis of our financial condition is as of March 31, 2009.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2008.

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

Our lead product, Tovaxin®, is an individualized T-cell therapeutic vaccine licensed from Baylor College of Medicine, which is in clinical development for the treatment for MS.

T-Cell Therapy

We have an exclusive worldwide license from Baylor College of Medicine (or Baylor) to an individualized T-cell therapeutic vaccine, Tovaxin®, which is in clinical development for the treatment of Multiple Sclerosis (MS).

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

Critical Accounting Policies

General

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company has not materially changed its significant accounting policies.

Accounting for Derivative Instruments

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Opexa evaluated all of its financial instruments and determined that the warrants associated with the August 2008 financing qualified for treatment under EITF 07-5. As of January 1, 2009, Opexa adjusted its financial statements to reflect the adoption of the EITF 07-5. Opexa reclassified the fair value of these warrants as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liabilities.  The cumulative effect of the change in accounting principle in the amount of $1,755,622 is recognized as an adjustment to the opening balance of retained earnings. The impact of implementing EITF 07-5 for the quarter ended March 31, 2009 resulted in an increase in the derivative liability of $440,980 with a corresponding loss on derivative instruments.

Measuring Fair Value

In September 2006, the FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Results of Operations and Financial Condition

Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

Net Sales.  We recorded no sales for the three months ended March 31, 2009 and 2008.

Research and Development Expenses. Research and development expense was approximately $0.7 million for the three months ended March 31, 2009, compared to approximately $2.4 million for the three months ended March 31, 2008.

The decrease in expenses was primarily due to the completion of the Phase IIb clinical trial in August 2008, closing the extension trial and a reduction in staff offset in part by an increase in stock compensation expense. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. General and administrative expense was approximately $0.4 million for the three months ended March 31, 2009, as compared to approximately $0. 7 million, for the three months ended March 31, 2008.  The decrease in expenses is due to a decrease in stock compensation expense, overhead expenses, professional service fees, board compensation fees and a reduction in staff.

Interest Expense.  Interest expense was $5,627 for the three months ended March 31, 2009, compared to $6,326 for the three months ended March 31, 2008. Interest expense for 2008 and 2007 was related to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $150,042 was outstanding as of March 31, 2009.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $440,980 for the three months ended March 31, 2009. This loss is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to warrants associated with the August 2008 financing which qualified for treatment under EITF 07-5.

Interest Income.  Interest income was $1,109 for the three months ended March 31, 2009 compared to $37,709 for the three months ended March 31, 2008.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent instruments and a reduction in interest rates.

Net loss. We had a net loss for the three months ended March 31, 2009, of approximately $1.6 million, or $0.13 per share (basic and diluted), compared with a net loss of approximately $3.1 million or $0.37 per share (basic and diluted), for the three months ended March 31, 2008. The decrease in net loss is primarily due to the reduction of costs associated with the Phase IIb clinical trial of Tovaxin that was completed in 2008.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2009 we had cash and cash equivalents of approximately $400,000.

The Company’s  current burn rate is approximately $300,000 per month. Subsequent to March 31, 2009, the Company closed on a private offering of secured convertible notes and warrants for gross proceeds of approximately $1.3 million, which will support our operations at current levels  into September 2009. We will need to raise additional capital in fiscal year 2009 to fund our business plan and support our operations. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. We are actively seeking strategic partnership or collaboration arrangements with companies for our technologies. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations. If we are unable to obtain additional funding for operations at any time now or in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2009, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

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

We need to obtain significant amounts of additional capital to continue our business beyond August 2009. The capital may come from many sources, including equity and/or debt financings, license arrangements, grants and/or collaborative research arrangements. As of March 31, 2009, we had cash and cash equivalents of approximately $400,000. Our current burn rate is approximately $300,000 per month. Subsequent to March 31, 2009, the Company closed on a private offering of secured convertible notes and warrants for approximately $1.3 million. We must rely upon third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The failure to raise such funds will necessitate the curtailment or ceasing of operations.

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

We do not have any committed sources of capital, although we have issued and outstanding warrants that, if exercised, would result in an equity capital raising transaction. Additional financing through strategic collaborations, public or private equity financings, capital lease transactions or other financing sources may not be available on acceptable terms, or at all. Additional equity financings could result in significant dilution to our stockholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize ourselves. If sufficient capital is not available we may not be able to continue operations as proposed requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Our independent auditor’s opinion expresses substantial doubt about our ability to continue as a going concern which may make raising capital more difficult and could require us to cease operations.

The report of our independent auditors in respect to the 2008 fiscal year, expresses substantial doubt about our ability to continue as a going concern. Specifically, it indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. Although Opexa has been successfully funded to date by attracting investors in our equity, there is no assurance that our capital raising efforts will be able to attract the capital needed to sustain our operations. The opinion from our auditors expressing substantial doubt about our ability to continue as a going concern may make it more difficult for us to raise funds. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment.

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
  __________________

*	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 14, 2009	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)