Form 10-K/A
period 2008-12-31
Opexa Therapeutics, Inc.
filed 2009-05-18
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to the Annual Report on Form 10-K for the year ended December 31, 2008, filed by Opexa Therapeutics, Inc.., a Texas corporation (the “Registrant”), with the United States Securities and Exchange Commission (the “Commission”) on April 15, 2009 (the “Annual Report”), is filed for the purposes of including the auditor’s consent which was inadvertently omitted from the Annual Report filed with the Commission on April 15, 2009.

PART IV

ITEM 15.	EXHIBITS FINANCIAL STATEMENT SCHEDULES.

3.	List of Exhibits

Exhibit 2.1	Stock Purchase Agreement effective as of May 5, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2004).

Exhibit 2.2	Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on 8-K filed October 8, 2004).

Exhibit 3.1	Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006).

Exhibit 3.3	Amended and Restated By-laws (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999).

Exhibit 4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form 10-SB (File No. 000-25513), initially filed March 8, 1999).

Exhibit 4.2	Form of Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed December 20, 2007).

Exhibit 4.3	Warrant Agent Agreement for Series E Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 14, 2008).

Exhibit 4.4	Form of Underwriters’ Warrant Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2008).

Exhibit 4.5	Form of Underwriters’ Warrant to Acquire Warrants Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed February 14, 2008).

Exhibit 10.1	June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement filed on June 29, 2004).

Exhibit 10.2	Amended and Restated Employment Agreement dated June 15, 2006, between the Company and David McWilliams (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed August 14, 2006).

Exhibit 10.3	Amendment to Employment Agreement dated May 9, 2008, between the Company and David McWilliams (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.4	Employment Agreement dated May 9, 2008, between the Company and Lynne Hohlfeld (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.5	Employment Agreement dated May 9, 2008, between the Company and Jim C. Williams, Ph.D (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.6	Employment Agreement dated May 9, 2008, between the Company and Donna R. Rill (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 13, 2008).

Exhibit 10.7	Employment Agreement dated June 16, 2008, between the Company and Neil K. Warma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

Exhibit 10.12	Form of Warrant Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005).

Exhibit 10.13	License Agreement dated September 5, 2001 between the Company and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005).

Exhibit 10.14	Second Amended and Restated License Agreement with University of Chicago (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2007).

Exhibit 10.17	Form of Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.17 to Form SB-2 filed July 19, 2005).

Exhibit 10.18	Securities Purchase Agreement dated June 17, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.18 to Form SB-2 filed July 19, 2005).

Exhibit 10.19	Registration Rights Agreement dated June 17, 2005 by and among the purchasers of common stock named therein (incorporated by reference to Exhibit 10.19 to Form SB-2 filed July 19, 2005).

Exhibit 10.20	Securities Purchase Agreement dated June 30, 2005 by and among the Company and the purchasers of common stock named therein (incorporated by reference to Exhibit 10.20 to Form SB-2 filed July 19, 2005).

Exhibit 10.21	Securities Purchase Agreement dated July 15, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.21 to Form SB-2 filed July 19, 2005).

Exhibit 10.22	Registration Rights Agreement dated July 15, 2005 by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.22 to Form SB-2 filed July 19, 2005).

Exhibit 10.23	License Agreement dated January 13, 2006 by the Company and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Form SB-2 filed February 9, 2006).

Exhibit 10.24	Lease dated August 19, 2005 by the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

Exhibit 10.25	Form of Warrant Agreement issued to brokers in connection with 2005 offerings (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to Form SB-2 filed April 11, 2006).

Exhibit 10.26	Purchase Agreement dated April 11, 2006 by and among the Company and the Investors named herein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2006).

Exhibit 10.28	Form of Warrant issued in connection with April 2006 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 18, 2006).

Exhibit 10.29	Form of Broker Stock Purchase Warrant issued to MDB Capital Group LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed April 18, 2006).

Exhibit 10.30	Second Amended and Restated License Agreement dated July 31, 2007 between the Company and the University of Chicago (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed August 3,, 2007).

Exhibit 10.31	Unit Purchase Agreement dated August 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit 10.32	Registration Rights Agreement dated August 8, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit 10.33	Form of Warrant issued in connection with August 8, 2008 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit 23.1*	Consent of Malone & Bailey, P.C.

Exhibit 31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

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

Date: May 14, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/S/ NEIL K. WARMA	President and Chief Executive Officer	May 14, 2009
Neil K. Warma	(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ DAVID HUNG	Director	May 14, 2009
David Hung

/S/ DAVID E. JORDEN	Director	May 14, 2009
David E. Jorden

/S/ DAVID B. MCWILLIAMS	Director	May 14, 2009
David B. McWilliams

/S/ MICHAEL S. RICHMAN	Director	May 14, 2009
Michael S. Richman

/S/ SCOTT B. SEAMAN	Director	May 14, 2009
Scott B. Seaman