Form 10-Q
period 2009-06-30
Opexa Therapeutics, Inc.
filed 2009-08-13
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 11, 2009, there were 12,245,858 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended June 30, 2009

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Unaudited Balance Sheets as of June 30, 2009 and December 31, 2008	1

	Unaudited Statements of Expenses: For the three and six months ended June 30, 2009 and 2008 and from Inception (January 22, 2003) through June 30, 2009	2

	Unaudited Statements of Cash Flows: For the six months ended June 30, 2009 and 2008 and from Inception (January 22, 2003) through June 30, 2009	3

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)
	June 30,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$827,004	$1,243,187
Other current assets	226,982	86,705
Total current assets	1,053,986	1,329,892

Property & equipment, net of accumulated depreciation
of $925,474 and $847,244 respectively	1,055,447	1,166,530
Total assets	$2,109,433	$2,496,422

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$512,763	$482,838
Accounts payable - related parties	57,976	161,714
Accrued expenses	220,619	199,272
Current maturity of loan payable	64,831	62,423
Total current liabilities	856,189	906,247

Long term liabilities:
Convertible promissory notes, net of discount	980,661	-
Loan payable	69,820	102,778
Total liabilities	1,906,670	1,009,025

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.50 par value, 100,000,000 shares authorized,
12,245,858 and 12,245,858 shares issued and outstanding	6,122,888	6,122,888
Additional paid in capital	84,389,689	84,929,481
Deficit accumulated during the development stage	(90,309,814)	(89,564,972)
Total stockholders' equity (deficit)	202,763	1,487,397
Total liabilities and stockholders' equity	$2,109,433	$2,496,422

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three and six months ended June 30, 2009 and 2008 and the
Period from January 22, 2003 (Inception) to June 30, 2009
(unaudited)

					Inception
	Three Months Ended		Six Months Ended		through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Research and development	$425,701	$2,331,592	$1,163,482	4,705,528	$63,309,753
General and administrative	411,675	1,298,180	807,990	2,007,697	19,797,720
Depreciation and amortization	53,706	58,793	111,084	117,070	863,619
Loss on disposal of assets	-	116	-	116	498,332
Operating loss	(891,082)	(3,688,681)	(2,082,556)	(6,830,411)	(84,469,424)

Interest income	385	31,495	1,494	69,204	1,355,555
Other income and expense, net	-	26,584	-	34,901	106,904
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain (loss) on derivative instruments	74,206	-	(366,774)	-	(587,612)
Interest expense	(47,007)	(4,694)	(52,628)	(11,020)	(8,327,677)
Net loss	$(863,498)	$(3,635,296)	$(2,500,464)	$(6,737,326)	$(90,309,814)

Basic and diluted loss per share	$(0.07)	$(0.36)	$(0.20)	$(0.73)	N/A

Weighted average shares outstanding	12,245,858	10,235,223	12,245,858	9,273,485	N/A

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009 and 2008 and the
Period from January 22, 2003 (Inception) to June 30, 2009
(unaudited)

	Six Months Ended		Inception
	June 30,		through
	2009	2008	June 30, 2009
Cash flows from operating activities
Net loss	$(2,500,464)	$(6,737,326)	$(90,309,814)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	68,561	1,910,365
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	28,608	-	6,341,813
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	111,084	117,070	863,619
Amortization of debt financing costs	14,294	-	380,204
Option expense	461,656	1,388,812	12,411,693
Loss on derivative instruments	366,774	-	587,609
Loss on disposition of fixed assets	-	116	498,332
Changes in:
Prepaid and other expenses	3,897	(8,267)	(499,482)
Accounts payable	(73,815)	(150,996)	121,098
Accrued expenses	21,347	(142,546)	93,964
Net cash used in operating activities	(1,566,619)	(5,464,576)	(42,704,940)

Cash flows from investing activities
Purchase of property & equipment	-	(31,270)	(1,339,511)
Net cash used in investing activities	-	(31,270)	(1,339,511)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	6,372,397	35,765,166
Common stock repurchased and canceled	-	-	(325)
Proceeds from debt	1,180,986	-	9,283,185
Repayments on notes payable	(30,550)	(28,252)	(176,571)
Net cash provided by financing activities	1,150,436	6,344,145	44,871,455

Net change in cash and cash equivalents	(416,183)	848,299	827,004
Cash and cash equivalents at beginning of period	1,243,187	2,645,482	-
Cash and cash equivalents at end of period	$827,004	$3,493,781	$827,004

Cash paid for:
Income tax	$-	$-	$-
Interest	9,726	11,021	56,851

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	-	-	3,309,789
Beneficial conversion feature	-	-	1,715,973
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	587,609	-	587,609

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

There are no financial instruments existing at June 30, 2009 that are subject to fair value measurement.

Note 2.  Marketable Securities

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At June 30, 2009, Opexa invested approximately $800,000 in a money market account with an average market yield of 0.15%. Interest income of $1,494 was recognized for the six months ended June 30, 2009 in the statements of expenses.  As of June 30, 2009, the Company held no auction rate securities.

Note 3.  Commitments and Contingencies

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $71,184 for 2009, $147,540 for 2010, $147,540 for 2011 and $584,343 for years 2012 to 2015.

License Agreement

In July 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved. Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of June 30, 2009.  Effective August 6, 2009 the University of Chicago license agreement was assigned to Novartis as part of a collaboration as further described in Note 9 below.

Note 4.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $134,650 was outstanding as of June 30, 2009. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by Opexa’s furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly on the same day of each month until maturity.

Note 5. Convertible Promissory Notes

On April 14, 2009 and May 14, 2009 the Company closed a private offering consisting of secured convertible notes for gross proceeds of approximately $1.3 million. The notes mature in two years from the date of issue and accrue interest at a 10% rate, compounded annually. The interest is payable at maturity in either cash or common stock at the Company’s option.  The notes are secured by substantially all of the Company’s assets and are convertible into common stock, at the option of the holders, at a price of $0.50 per share. Additionally, subject to the satisfaction of certain conditions, the notes are mandatorily convertible into common stock, at the Company’s option, during their term also at $0.50 per share.  The required conditions are: (1) the Company enters into an agreement that will fund a Phase IIb or Phase III clinical trial for the further development of the Company’s product known as Tovaxin®, (2) the Company’s common stock trades at a price greater than or equal to $1.00 per share for twenty consecutive trading days, and (3) the Company has an effective registration statement on file with the Securities and Exchange Commission for the re-sale of the shares of common stock issuable upon conversion of the notes .

In connection with issuing the convertible promissory notes, warrants to purchase a total of 1,302,000 shares of common stock were issued to investors. See Note7 for detail on the warrants. The convertible promissory notes were evaluated for a beneficial conversion feature under EITF 98-5 and EITF 00-27 and the Company recorded a debt discount of $349,947. Pursuant to ETIF 00-27 Issue 6, the discount on the convertible promissory notes is amortized over the period between the grant date and the maturity of the note under the effective interest method.  The amortized discount for the quarter ending June 30, 2009 was $28,608.

The Company analyzed the convertible promissory notes and the warrants for derivative accounting consideration under SFAS 133 and EITF 00−19. The Company determined the embedded conversion option in the convertible promissory notes and the warrants met the criteria for classification in stockholders equity under SFAS 133 and EITF 00−19. Therefore, derivative accounting was not applicable for these convertible notes payable or their associated warrants.

The total of the fees associated with the financing (broker commissions and legal fees) was $158,468.  These fees will be amortized over the life of the notes using the effective interest method.  The amortized offering costs for the quarter ending June 30, 2009 was $14,294.

Note 6.  Options

Share-based Compensation:

The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 options are authorized to be issued under the Plan through June 2014.  At June 30, 2009, 1,749,234 options were issued.

The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of SFAS No. 123R, "Share Based Payment". During the six month period ended June 30, 2009, the Company recognized share-based compensation expense of approximately $462,000. Activity in options during the six month period ended June 30, 2009 and related balances outstanding as of that date are reflected below.  The weighted average fair value per share of options granted for the six month period ended June 30, 2009 was approximately $0.31.

A summary of share-based compensation activity for the six month period ended June 30, 2009 is presented below:

	Number of Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2009	1,553,347	$6.47
Granted	473,339	0.31
Exercised	-	-
Forfeited and canceled	(277,452)	7.35

Oustanding at June 30, 2009	1,749,234	$4.42	7.2	-

Exercisable at June 30, 2009	1,363,052	$5.37	6.7	-

The aggregate intrinsic value of the exercisable options at June 30, 2009 was -0-.

Stock Option Activity:

Stock option awards issued by the Company have a ten year life and have various vesting dates that range from partial vesting upon date of grant to full vesting on a specified date.  The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair values of stock options granted during the six months ended June 30, 2009 and 2008 were estimated using the following assumptions:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Expected volatility	192% - 194%	115%
Expected term	5- 5.5 years	5.5 - 6 years
Risk free rate	1.47% - 1.97%	3.15% - 3.73%
Expected dividends	- 0 -	- 0 -

Note 7. Warrants

In connection with the closing of our April and May 2009 private offering of convertible notes, the investors were issued four-year warrants to purchase up to an aggregate of 1,302,000 shares of our common stock, at an exercise price of $0.75 per share.   The estimated fair value of the investor warrants was $478,577 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 0.86% - 0.87%, (iii) expected volatility range of 195%, - 197% and (iv) expected life of 4 years.

As additional compensation, the Company issued warrants to the broker to purchase 112,140 shares of common stock also at a price of $0.75 per share.  The estimated fair value of the broker warrants was $37,453 and was calculated using the Black-Scholes valuation model and the assumptions stated above. This amount was included in the $158,468 noted in Note 5 above.

Note 8. Derivative Instruments

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Initially, Opexa evaluated all of its financial instruments and determined that the Series F warrants associated with the August 2008 financing qualified for treatment under EITF 07-5 and adjusted its financial statements to reflect the adoption of the EITF 07-5 as of January 1, 2009. The fair value of these warrants were reclassified as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $1,755,622 was recognized as an adjustment to the opening balance of retained earnings. The impact of EITF 07-5 for the year to date period ending June 1, 2009 resulted in an increase in the derivative liability of $366,774 with a corresponding loss on derivative instruments. On June 1, 2009, it was determined that the floor for resetting the exercise price was met and that any further adjustments to the exercise price of the Series F warrants would require a vote by the shareholders of the Company.  Therefore, the Series F warrants were considered indexed to the Company’s stock and qualified for the scope exception under SFAS 133 paragraph 11 allowing for a transfer from liability classification to equity classification.  Consequently, the remaining derivative liability of $587,609 at June 1, 2009 was reclassified to additional paid in capital.

The fair values of the warrants on June 1, 2009, March 31, 2009 and January 1, 2009 were estimated using the following assumptions:

	June 1, 2009		March 31, 2009		January 1, 2009
Expected volatility	194%	%	236%	%	220%	%
Expected term	1.8 years		1.9 years		2.1 years
Risk free rate	0.97%	%	0.81%	%	0.88%	%
Expected dividends	-		-		-
Fair value	$587,609		$661,815		$220,835

Note 9.  Subsequent Events

Subsequent events through August 12, 2009 were as follows:

Effective August 6, 2009, the Company entered into an exclusive agreement with Novartis for the further development of the Company’s novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at the Company.

Under the terms of the agreement, Novartis acquired the stem cell technology from the Company and Novartis will have full responsibility for funding and carrying out all research, development and commercialization activities. The Company will receive an upfront cash payment of $3 million, plus an additional $1 million as a technology transfer fee to be paid over the course of a six month period.  The Company is eligible to receive royalty payments from the sale of any products resulting from the use of the technology and the Company retains an option on certain manufacturing rights.

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

The following discussion and analysis of our financial condition is as of June 30, 2009.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2008.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this annual report to refer to the businesses of Opexa Therapeutics, Inc.

We are a biopharmaceutical company developing autologous cellular therapies with the potential to treat major illnesses, including multiple sclerosis (MS). The information discussed related to our product candidates is preliminary and investigative. Our product candidates are not approved by the Food and Drug Administration (FDA).

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

Multiple sclerosis is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system (CNS). Tovaxin consists of attenuated patient-specific myelin reactive T-cells (MRTCs) against peptides from one or more of the primary proteins on the surface of the myelin sheath (myelin basic protein (MBP), proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG)). Patient-specific MRTCs are expanded in culture with specific peptides identified by our proprietary test of the patient’s peripheral blood. The cells are then attenuated by gamma irradiation, and returned to the patient as a subcutaneous injection. Although further testing is necessary, results from our initial human trials appear to indicate that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, resulting in a reduction in the level of harmful T-cells. In 2008, we completed an FDA cleared Phase IIb clinical trial of Tovaxin which enrolled 150-patients. The trial was entitled, A Multicenter, Randomized, Double-Blind, Placebo-Controlled Study of Subcutaneous Tovaxin in Subjects with Clinically Isolated Syndrome or Relapsing Remitting Multiple Sclerosis (Tovaxin for Early Relapsing-remitting MS, “TERMS”).

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

•
For patients who had more active disease as indicated by an ARR > 1 in the year prior to the study, Tovaxin demonstrated a 55 percent reduction in ARR as compared to placebo; and an 87% reduction in relapse rate was observed in Tovaxin patients in this population compared to placebo during the 24 week period following the administration of the full course of treatment (p=0.039);

•
Patients who had an ARR>1 at entry demonstrated a statistically significant improvement in disability score as measured by the Expanded Disability Status Scale (EDSS) (p =0.045) for patients treated with Tovaxin as compared to those receiving placebo. The EDSS score is a measure of disability ranging from 0-10. In addition 28.1% of the Tovaxin patients showed an improvement in EDSS of at least one point as compared to 5.6% in the placebo group;

•	Patients who had an ARR>1 at entry and were treated with Tovaxin experienced an 88% reduction in brain atrophy and a 59% reduction in absolute T-2 lesion volume as compared to placebo;

•	Tovaxin was safe and well tolerated with no serious adverse events related to Tovaxin treatment. The most common adverse event was injection site irritation.

Our proprietary T-cell technology has enabled us to develop intellectual property and a knowledge/sample database that may enable discovery of the most relevant peptides to be used to treat MS patients. We may conduct research to identify the most promising peptide targets that could lead to customized off the shelf approaches based on a patient’s shifting epitope profile.

Stem Cell Therapy

Effective August 6, 2009, the Company entered into an exclusive agreement with Novartis for the further development of Opexa’s novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Under the terms of the agreement, Novartis acquired the stem cell technology from the Company and Novartis will have full responsibility for funding and carrying out all research, development and commercialization activities. The Company will receive an upfront cash payment of $3 million, plus an additional $1 million as a technology transfer fee to be paid over the course of a six month period.  The Company is also eligible to receive royalty payments from the sale of any products resulting from the use of the technology and the Company retains an option on certain manufacturing rights.

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

Accounting for Derivative Instruments

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133, “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Initially, Opexa evaluated all of its financial instruments and determined that the Series F warrants associated with the August 2008 financing qualified for treatment under EITF 07-5 and adjusted its financial statements to reflect the adoption of the EITF 07-5 as of January 1, 2009. The fair value of these warrants were reclassified as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $1,755,622 was recognized as an adjustment to the opening balance of retained earnings. The impact of EITF 07-5 for the year to date period ending June 1, 2009 resulted in an increase in the derivative liability of $366,774 with a corresponding loss on derivative instruments. On June 1, 2009, it was determined that the floor for resetting the exercise price was met and that any further adjustments to the exercise price of the Series F warrants would require a vote by the shareholders of the company.  Therefore, the Series F warrants were considered indexed to the company’s stock and qualified for the scope exception under SFAS 133 paragraph 11 allowing for a transfer from liability classification to equity classification.  Consequently, the remaining derivative liability of $587,609 at June 1, 2009 was reclassified to additional paid in capital.

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

There are no financial instruments existing at June 30, 2009 that are subject to fair value measurement.

Results of Operations and Financial Condition

Three Months Ended June 30, 2009 Compared with the Three Months Ended June 30, 2008

Net Sales.  We recorded no sales for the three months ended June 30, 2009 and 2008.

Research and Development Expenses. Research and development expense was approximately $0.4 million for the three months ended June 30, 2009, compared to approximately $2.3 million for the three months ended June 30, 2008. The decrease in expenses was primarily due to the completion of the Phase IIb clinical trial in August 2008, closing the extension trial, a reduction in staff, and a decrease in stock compensation expense. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. General and administrative expense was approximately $0.4 million for the three months ended June 30, 2009, as compared to approximately $1.3 million, for the three months ended June 30, 2008.  The decrease in expenses is due to a decrease in stock compensation expense, overhead expenses, professional service fees, board compensation fees and a reduction in staff.

Interest Expense.  Interest expense was $47,007 for the three months ended June 30, 2009, compared to $4,694 for the three months ended June 30, 2008. The increase in interest expense was primarily related to the amortized interest on the convertible notes and the amortization of the financing fees over the life of the note with the balance related to the loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $134,650 was outstanding as of June 30, 2009.   The interest expense for the three months ended June 30, 2008 related solely to the loan payable on the equipment line.

Gain (loss) on derivative instruments liabilities, net. We recognized a gain on derivative instruments of $74,206 for the three months ended June 30, 2009. This gain is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to warrants associated with the August 2008 financing which had been accounted for under EITF 07-5 and which accounting treatment was discontinued on June 1, 2009.

Interest Income.  Interest income was $385 for the three months ended June 30, 2009 compared to $31,495 for the three months ended June 30, 2008.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent instruments and a reduction in interest rates.

Net loss. We had a net loss for the three months ended June 30, 2009, of approximately $0.9 million, or $0.07 per share (basic and diluted), compared with a net loss of approximately $3.6 million or $0.36 per share (basic and diluted), for the three months ended June 30, 2008. The decrease in net loss is primarily due to the reduction of costs associated with the Phase IIb clinical trial of Tovaxin that was completed in 2008, a reduction in staff and a decrease in stock compensation expense.

Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

Net Sales.  We recorded no sales for the six months ended June 30, 2009 and 2008.

Research and Development Expenses. Research and development expense was approximately $1.2 million for the six months ended June 30, 2009 compared to approximately $4.7 million for the six months ended June 30, 2008. The decrease in expenses was primarily due to the completion of the Phase IIb clinical trial in August 2008, closing the extension trial, a reduction in staff, and a decrease in stock compensation expense. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. General and administrative expense was approximately $0.8 million for the six months ended June 30, 2009, as compared to approximately $2.0 million, for the six months ended June 30, 2008.  The decrease in expenses is due to a decrease in stock compensation expense, overhead expenses, professional service fees, board compensation fees and a reduction in staff.

Interest Expense.  Interest expense was $52,628 for the six months ended June 30, 2009, compared to $11,020 for the six months ended June 30, 2008. The increase in interest expense was primarily related to the amortized interest on the convertible notes and the amortization of the financing fees over the life of the note with the balance related to the loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $134,650 was outstanding as of June 30, 2009.   The interest expense for the six months ended June 30, 2008 related solely to the loan payable on the equipment line.

Interest expense for 2008 and 2007 was related to a loan payable consisting of an equipment line of up to $250,000 with Wells Fargo of which $134,650 was outstanding as of June 30, 2009.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $ 366,774 for the six months ended June 30, 2009. This loss is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to warrants associated with the August 2008 financing which had been accounted for under EITF 07-5 and which accounting treatment was discontinued on June 1, 2009.

Interest Income.  Interest income was $1,494, for the six months ended June 30, 2009 compared to $69,204 for the six months ended June 30, 2008.  The decrease was due to the reduction in cash balances that were available for investment in cash equivalent instruments and a reduction in interest rates.

Net loss. We had a net loss for the six months ended June 30, 2009, of approximately $2.5 million, or $0.20 per share (basic and diluted), compared with a net loss of approximately $6.7 million or $0.73 per share (basic and diluted), for the six months ended June 30, 2008. The decrease in net loss is primarily due to the reduction of costs associated with the Phase IIb clinical trial of Tovaxin that was completed in 2008, a reduction in staff and a decrease in stock compensation expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of June 30, 2009 we had cash and cash equivalents of approximately $827,000.  The Company’s current burn rate is approximately $250,000 per month. Subsequent to June 30, 2009, the Company completed an asset sale of the Company’s stem cell technology for initial proceeds of $3 million and expects to receive additional near term proceeds of $1 million, which it is believed will support the Company’s operations, at current levels, through December 2010.  The Company does not maintain any external lines of credit, or have commitments for equity funds, and should it need any additional capital in the future, management will be reliant upon “best efforts” debt or equity financings.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2009, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

Our ability to raise additional funding is uncertain.

We anticipate that we will need to raise additional working capital in 2010.  As we have no external sources of debt or equity capital committed for funding, we must rely upon best efforts third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the accuracy of the assumptions underlying our estimates for capital needs in 2010 and beyond;

•	scientific progress in our research and development programs;

•	the magnitude and scope of our research and development programs;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2009 and May 14, 2009 the Company closed a private offering consisting of secured convertible notes and warrants to purchase up to an aggregate of 1,302,000 shares of Opexa’s common stock for gross proceeds of approximately $1.3 million. The notes mature in two years from the date of issue and accrue interest at a 10% rate, compounded annually.

The interest is payable at maturity in either cash or common stock at the Company’s option.  The notes are secured by substantially all of the Company’s assets and are convertible into common stock, at the option of the holders, at a price of $0.50 per share. Additionally, subject to the satisfaction of certain conditions, the notes are mandatorily convertible into common stock, at the Company’s option, during their term also at $0.50 per share.  The required conditions are: (1) the Company enters into an agreement that will fund a Phase IIb or Phase III clinical trial for the further development of the Company’s product known as Tovaxin®, (2) the Company’s common stock trades at a price greater than or equal to $1.00 per share for twenty consecutive trading days, and (3) the Company has an effective registration statement on file with the Securities and Exchange Commission for the re-sale of the shares of common stock issuable upon conversion of the notes . The warrants have a four year term and are exercisable for 50% of the number of shares that the note is convertible into at an exercise price of $ 0.75 per share.

The issuance of these securities were consummated pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transactions did not involve a public offering and the offerees were sophisticated, accredited investors with access to the type of information that registration would provide. The recipient of these securities represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.   In connection with the offering, the Company paid Cambria Capital, LLC (Cambria) $56,900 in sales commissions and to reimburse for costs associated with the placement of the Units. Additionally, Cambria was issued four-year broker warrants to acquire 112,140 shares of common stock exercisable at $0.75 per share.

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

OPEXA THERAPEUTICS, INC.

Date: August 12, 2009	By:	/s/ Neil K. Warma
Neil K. Warma
President and Chief Executive Officer
(Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)