Form 10-Q
period 2009-09-30
Opexa Therapeutics, Inc.
filed 2009-11-04
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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
☐Yes  ☐ No

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

As of November 2, 2009, there were 12,908,022 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$3,952,224	$1,243,187
Accounts receivable	500,000	-
Other current assets	147,880	86,705
Total current assets	4,600,104	1,329,892

Property & equipment, net of accumulated depreciation
of $977,529 and $847,244, respectively	1,001,621	1,166,530
Total assets	$5,601,725	$2,496,422

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$541,270	$482,838
Accounts payable - related parties	65,702	161,714
Accrued expenses	413,607	199,272
Current maturity of loan payable	66,067	62,423
Total current liabilities	1,086,646	906,247

Long term liabilities:
Convertible promissory notes, net of discount of $283,798	939,898	-
Loan payable	52,890	102,778
Total liabilities	2,079,434	1,009,025

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.50 par value, 100,000,000 shares authorized,
12,737,926 and 12,245,858 shares issued and outstanding	6,368,922	6,122,888
Additional paid in capital	85,242,701	84,929,481
Deficit accumulated during the development stage	(88,089,332)	(89,564,972)
Total stockholders' equity	3,522,291	1,487,397
Total liabilities and stockholders' equity	$5,601,725	$2,496,422

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three and nine months ended September 30, 2009 and 2008 and the
Period from January 22, 2003 (Inception) to September 30, 2009
(unaudited)

					Inception
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Research and development	$490,273	$2,429,258	$1,653,755	7,134,786	$63,800,026
General and administrative	665,649	660,814	1,473,639	2,668,511	20,463,369
Depreciation and amortization	52,055	58,826	163,139	175,896	915,674
Loss on disposal of assets	1,771	-	1,771	116	500,103
Operating loss	(1,209,748)	(3,148,898)	(3,292,304)	(9,979,309)	(85,679,172)

Interest income	131	23,681	1,625	92,885	1,355,686
Other income and expense, net	500,000	-	500,000	34,901	606,904
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain (loss) on derivative instruments	-	-	(366,774)	-	(587,609)
Gain on sale of technology	3,000,000	-	3,000,000	-	3,000,000
Interest expense	(69,901)	(4,553)	(122,529)	(15,573)	(8,397,581)
Net income/(loss)	$2,220,482	$(3,129,770)	$(279,982)	$(9,867,096)	$(88,089,332)

Net income (loss) per share
Basic	$0.18	$(0.28)	$(0.02)	$(0.99)
Diluted	$0.14	$(0.28)	$(0.02)	$(0.99)

Weighted average shares outstanding
Basic	12,354,942	11,370,527	12,282,619	9,977,831
Diluted	16,723,005	11,370,527	12,282,619	9,977,831

See accompanying notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009 and 2008 and the
Period from January 22, 2003 (Inception) to September 30, 2009
(unaudited)

			Inception
	Nine Months Ended		through
	September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities
Net loss	$(279,982)	$(9,867,096)	$(88,089,332)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	68,561	1,910,365
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	77,391	-	6,390,596
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	163,139	175,896	915,674
Amortization of debt financing costs	31,891	-	397,801
Option expense	607,566	1,675,891	12,557,603
Loss on derivative instruments	366,774	-	587,609
Loss on disposition of fixed assets	1,771	116	500,103
Changes in:
Accounts receivable	(500,000)	-	(500,000)
Prepaid and other expenses	65,402	175,026	(437,977)
Accounts payable	(45,308)	(38,213)	149,605
Accrued expenses	214,335	28,019	286,952
Net cash provided by (used in) operating activities	702,979	(7,781,800)	(40,435,342)

Cash flows from investing activities
Purchase of property & equipment	-	(31,270)	(1,339,511)
Net cash provided by (used in) investing activities	-	(31,270)	(1,339,511)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	9,254,443	35,765,166
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	871,316	-	871,316
Proceeds from debt	1,180,986	-	9,283,185
Repayments on notes payable	(46,244)	(42,773)	(192,265)
Net cash provided by financing activities	2,006,058	9,211,670	45,727,077

Net change in cash and cash equivalents	2,709,037	1,398,600	3,952,224
Cash and cash equivalents at beginning of period	1,243,187	2,645,482	-
Cash and cash equivalents at end of period	$3,952,224	$4,044,082	$3,952,224

Cash paid for:
Income tax	$-	$-	$-
Interest	13,246	16,103	60,371

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Issuance of warrants to placement agent	37,453		37,453
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	349,947	-	3,622,284
Beneficial conversion feature	89,546	-	1,455,572
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	(1,976,457)	-	4,680,220
Derivative reclassified to equity	587,612	-	587,612

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

Accounting for Derivative Instruments

In accordance with FASB ASC 815, all derivatives are to be recorded on the balance sheet at fair value. Opexa’s derivatives are separately valued and accounted for on our balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

 Fair Value Measurements

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

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

There are no financial instruments existing at September 30, 2009 that are subject to fair value measurement.

Note 2.  Marketable Securities

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At September 30, 2009, Opexa invested approximately $3.9 million in a money market account with an average market yield of 0.03%. Interest income of $1,625 was recognized for the nine months ended September 30, 2009 in the statements of expenses.  As of September 30, 2009, the Company held no auction rate securities.

Note 3.  Commitments and Contingencies

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $36,885 for 2009, $147,540 for 2010, $147,540 for 2011 and $584,343 for years 2012 to 2015.

License Agreement

In July 2007, Opexa entered into a second amended and restated license agreement with the University of Chicago that requires Opexa to make milestone payments of up to $1,350,000 if certain late stage clinical trial and FDA approval milestones are achieved. Opexa has determined that these payments are not probable at this time and thus no liability has been recorded as of September 30, 2009.  Effective August 6, 2009, the University of Chicago license agreement was assigned to Novartis as part of an agreement as further described below.

Stem Cell Technology Agreement

Effective August 6, 2009, the Company entered into an exclusive agreement with Novartis for the further development of the Company’s novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at the Company. Under the terms of the agreement, Novartis acquired the stem cell technology from the Company and Novartis will have full responsibility for funding and carrying out all research, development and commercialization activities. The Company received an upfront cash payment of $3 million, and will receive an additional $1 million as a technology transfer fee to be paid over the course of a six month period.  The $3 million has been recorded as a gain of sale of technology for the three and nine months ended September 30, 2009.  The first technology transfer fee milestone was completed in September and recorded as other income and an accounts receivable at September 30, 2009.  Payment of $0.5 million was received subsequent to quarter end.

The Company is eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and the Company retains an option on certain manufacturing rights.

Note 4.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $118,957 was outstanding as of September 30, 2009. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly until maturity.

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

In connection with the issuance of convertible promissory notes, warrants to purchase a total of 1,302,000 shares of common stock were issued to the investors. See Note7 for details on the warrants. The convertible promissory notes were evaluated for a beneficial conversion feature under FASB ASC 470 and determined to have a beneficial conversion feature totaling $89,546.  The Company recorded a debt discount of $349,947 related to the warrants granted to the investors. Pursuant to FASB ASC 470, the discount on the convertible promissory notes is amortized over the period between the issuance date and the maturity of the note under the effective interest method.  The amortized discount for the nine month period ending September 30, 2009 was $77,391.

The Company analyzed the convertible promissory notes and the warrants for derivative accounting consideration under FASB ASC 470. The Company determined the embedded conversion option in the convertible promissory notes and the warrants met the criteria for classification in stockholders equity under FASB ASC 470. Therefore, derivative accounting was not applicable for these convertible notes payable or their associated warrants.

The total of the fees associated with the financing (broker commissions and legal fees) was $158,468.  These fees will be amortized over the life of the notes using the effective interest method.  The amortized offering costs for the nine month period ending September 30, 2009 was $31,891.

Note 6.  Options

Share-based Compensation:

       The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 options are authorized to be issued under the Plan through June 2014.  As of September 30, 2009, 1,735,634 options were issued and outstanding.

The Company accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment". During the nine month period ended September 30, 2009, the Company recognized share-based compensation expense of approximately $607,566. Activity in options during the nine month period ended September 30, 2009 and related balances outstanding as of that date are reflected below.  The weighted average exercise price per share of options granted for the nine month period ended September 30, 2009 was approximately $0.42.

        A summary of share-based compensation activity for the nine month period ended September 30, 2009 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2009	1,553,347	$6.47
Granted	519,339	0.42
Exercised	(19,100)	1.14
Forfeited and canceled	(317,952)	10.00

Oustanding at September 30, 2009	1,735,634	$4.07	6.9	$2,768,500

Exercisable at September 30, 2009	1,308,052	$4.74	6.6	$1,701,785

Stock Option Activity:

Stock option awards issued by the Company have a ten year life and have various vesting dates that range from partial vesting upon date of grant to full vesting on a specified date.  The Company estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

The fair values of stock options granted during the nine months ended September 30, 2009 and 2008 were estimated using the following assumptions:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Expected volatility	192% - 202%	115% - 117%
Expected term	5 - 5.5 years	5 - 6 years
Risk free rate	1.47% - 2.46%	3.07% - 3.44%
Expected dividends	- 0 -	- 0 -

Note 7. Warrants

In connection with the closing of the April and May 2009 private offering of convertible notes, the investors were issued four-year warrants to purchase up to an aggregate of 1,302,000 shares of our common stock, at an exercise price of $0.75 per share.   The estimated fair value of the investor warrants was $478,577 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (i) no expected dividends, (ii) risk free interest rate of 0.86% - 0.87%, (iii) expected volatility range of 195%, - 197% and (iv) an expected life of 4 years.  The relative fair value of these investor warrants in the amount of $349,947 was recognized as a discount as discussed in Note 5 above.

As additional compensation, the Company issued warrants to the broker to purchase 112,140 shares of common stock also at a price of $0.75 per share.  The estimated fair value of the broker warrants was $37,453 and was calculated using the Black-Scholes valuation model and the assumptions stated above. This amount was included in the $158,468 discussed in Note 5 above.

Note 8. Derivative Instruments

FASB ASC 815, “Accounting for Derivatives and Hedging Activities” (“FASB ASC 815”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the FASB ASC 815-10 scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Initially, Opexa evaluated all of its financial instruments and determined that the Series F warrants associated with the August 2008 financing qualified for treatment under FASB ASC 815 and adjusted its financial statements to reflect the adoption of the FASB ASC 815 as of January 1, 2009. The fair value of these warrants were reclassified as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $1,755,622 was recognized as an adjustment to the opening balance of retained earnings. The impact of FASB ASC 815 for the year to date period ending June 1, 2009 resulted in an increase in the derivative liability of $366,774 with a corresponding loss on derivative instruments. On June 1, 2009, it was determined that the floor for resetting the exercise price was met and that any further adjustments to the exercise price of the Series F warrants would require a vote by the shareholders of the company.  Therefore, the Series F warrants were considered indexed to the company’s stock and qualified for the scope exception under FASB ASC 815-10 allowing for a transfer from liability classification to equity classification.  Consequently, the remaining derivative liability of $587,609 at June 1, 2009 was reclassified to additional paid in capital.

The fair values of the warrants on June 1, 2009, March 31, 2009 and January 1, 2009 were estimated using the following assumptions:

	June 1, 2009	March 31, 2009	January 1, 2009
Expected volatility	194%	236%	220%
Expected term	1.8 years	1.9 years	2.1 years
Risk free rate	0.97%	0.81%	0.88%
Expected dividends	-	-	-
Fair value	$587,609	$661,815	$220,835

Note 9. Subsequent Events

In October 2009 Opexa received a $500,000 payment from Novartis for completing the first of two technology transfer milestones pursuant to the terms of the stem cell technology acquisition agreement with Novartis further described in Note 3 above.

In October 2009, Opexa received an aggregate of $361,305 from the exercise of stock options and various investor and underwriter warrants and issued 170,096 shares of its common stock.

Opexa evaluated all subsequent events through the date of this filing.

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

The following discussion and analysis of our financial condition is as of September 30, 2009.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2008.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this annual report to refer to the businesses of Opexa Therapeutics, Inc.

We are a biopharmaceutical company developing autologous cellular therapies with the potential to treat major illnesses, including multiple sclerosis (MS). This therapy is based on our proprietary T-cell technology. The information discussed related to our product candidates is preliminary and investigative. Our product candidates are not approved by the Food and Drug Administration (FDA).

Our lead product, Tovaxin®, an individualized T-cell therapeutic vaccine exclusively licensed from Baylor College of Medicine, is in clinical development for the treatment for MS.

T-Cell Therapy

Multiple sclerosis is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system -. Tovaxin consists of attenuated patient-specific myelin reactive T-cells (MRTCs) against peptides from one or more of the primary proteins on the surface of the myelin sheath (myelin basic protein (MBP), proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG)). Patient-specific MRTCs are expanded in culture with specific peptides identified by our proprietary test of the patient’s peripheral blood. The cells are then attenuated by gamma irradiation, and returned to the patient as a subcutaneous injection. Although further testing is necessary, results from our initial human trials appear to indicate that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, resulting in a reduction in the level of harmful T-cells. In 2008, we completed an FDA cleared Phase IIb clinical trial of Tovaxin which enrolled 150-patients. The trial was entitled, A Multicenter, Randomized, Double-Blind, Placebo-Controlled Study of Subcutaneous Tovaxin in Subjects with Clinically Isolated Syndrome or Relapsing Remitting Multiple Sclerosis (Tovaxin for Early Relapsing-remitting MS, “TERMS”).

The TERMS study was a Phase IIb multi-center, randomized, double blind, placebo-controlled trial in 150 patients with Relapsing-Remitting Multiple Sclerosis or high risk Clinically Isolated Syndrome (CIS). The study involved 2:1 randomization with 100 patients receiving Tovaxin and 50 receiving placebo. According to the study protocol, patients received a total of five subcutaneous injections at weeks 0, 4, 8, 12 and 24. Top-line data from the TERMS trial is as follows:

•
Annualized relapse rate (ARR) for Tovaxin-treated patients was 0.214 as compared to 0.339 for placebo-treated patients, which represented a 37% decrease in ARR for Tovaxin as compared to placebo in the general population;

•
For patients who had more active disease as indicated by an ARR > 1 in the year prior to the study, Tovaxin demonstrated a 55% reduction in ARR as compared to placebo; and an 87% reduction in relapse rate was observed in Tovaxin patients in this population compared to placebo during the 24 week period following the administration of the full course of treatment (p=0.039);

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

Further analysis of the TERMS clinical study of 150 patients with RRMS evaluated those patients with an annualized relapse rate of  greater than or equal to one at study entry (ARR≥1). More than 83% of the Tovaxin-treated group (n=85) remained relapse free at one year and the annualized relapse rate after treatment decreased to 0.20, a 42% reduction compared to placebo.  The results of this expanded analysis confirm those found in the previously-reported per-protocol analysis of patients in the TERMS study with ARR>1. This post-hoc analysis which represents 86% of the total patient population in the TERMS study was conducted to evaluate Tovaxin treatment among study patients with the same baseline disease activity that is being targeted for inclusion in the forthcoming Phase IIb study. Along with a marked reduction in relapses, 73% of the Tovaxin-treated patients with ARR≥1 showed stabilization or improvement in MS disability, including 16.5% with a sustained improvement in the Expanded Disability Status Scale (EDSS) of at least one full point. On MRI, the Tovaxin-treated group also demonstrated a reduction in brain atrophy and fewer inflammatory brain lesions that progressed to “black holes,” as compared to the placebo-treated group. Treatment with Tovaxin was well tolerated, with no serious adverse events reported in any Tovaxin-treated patient.

Tovaxin is a personalized T-cell vaccine based on a patient’s individual immunologic profile. Detailed immunology data analysis from the TERMS trial indicate that Tovaxin can successfully induce changes in T-cell reactivity to all three targeted myelin antigens implicated in the autoimmune attacks causing neurologic damage in MS. These changes appear epitope-specific, are sustained for 6 months or more, and match each patient's Tovaxin formulation. Tovaxin is not broadly immunosuppressive, an important feature of its favorable safety profile.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers and other relevant peptides to be used to treat MS patients.

Stem Cell Therapy

Effective August 6, 2009, the Company entered into an exclusive agreement with Novartis for the further development of Opexa’s novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Under the terms of the agreement, Novartis acquired the stem cell technology from the Company and Novartis will have full responsibility for funding and carrying out all research, development and commercialization activities. To date the Company has received $3.5 million from Novartis of which $3 million was attributable to an upfront cash payment and $0.5 million resulted from the completion of the first of two technology transfer milestones.  The Company will receive an additional $0.5 million technology transfer fee upon the completion of the second technology transfer milestone which is anticipated to occur within the next six months ..  The Company is also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and the Company retains an option on certain manufacturing rights.

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

Accounting for Derivative Instruments

FASB ASC 815, “Accounting for Derivatives and Hedging Activities” (“FASB ASC 815”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the FASB ASC 815-10 scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. Initially, Opexa evaluated all of its financial instruments and determined that the Series F warrants associated with the August 2008 financing qualified for treatment under FASB ASC 815  and adjusted its financial statements to reflect the adoption of the FASB ASC 815 as of January 1, 2009. The fair value of these warrants were reclassified as of January 1, 2009 in the amount of $220,835 from additional paid in capital to derivative liability and the cumulative effect of the change in accounting principle in the amount of $1,755,622 was recognized as an adjustment to the opening balance of retained earnings. The impact of FASB ASC 815 for the year to date period ending June 1, 2009 resulted in an increase in the derivative liability of $366,774 with a corresponding loss on derivative instruments. On June 1, 2009, it was determined that the floor for resetting the exercise price was met and that any further adjustments to the exercise price of the Series F warrants would require a vote by the shareholders of the company.  Therefore, the Series F warrants were considered indexed to the company’s stock and qualified for the scope exception under FASB ASC 815-10 allowing for a transfer from liability classification to equity classification.  Consequently, the remaining derivative liability of $587,609 at June 1, 2009 was reclassified to additional paid in capital.

Measuring Fair Value

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by FASB ASC 820 are as follows:

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

As required by FASB ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

There are no financial instruments existing at September 30, 2009 that are subject to fair value measurement.

Results of Operations and Financial Condition

Three Months Ended September 30, 2009 Compared with the Three Months Ended September 30, 2008

Net Sales.  We recorded no sales for the three months ended September 30, 2009 and 2008.

Research and Development Expenses. Research and development expense was approximately $0.5 million for the three months ended September 30, 2009, compared to approximately $2.4 million for the three months ended September 30, 2008. The decrease in expenses was primarily due to the completion of the Phase IIb clinical trial in August 2008, closing the extension trial, a reduction in staff, and a decrease in stock compensation expense. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred..

General and Administrative Expenses. General and administrative expense was approximately $666,000 for the three months ended September 30, 2009, as compared to approximately $661,000, for the three months ended September 30, 2008.   Expenses increased due to a senior management bonus accrual and increased legal fees which were largely offset by a decrease in stock compensation expense, overhead expenses, board compensation fees and a reduction in staff.

Gain on sale of technology.  Gain on sale of assets for the three months ended September 30, 2009 was $3 million compared to $-0- for the three months ended September 30, 2008.  The gain is attributable to the sale of the Company’s stem cell technology program to Novartis for an upfront payment of $3 million.  As there was no cost basis associated with the stem cell assets on the Company’s financial statements, the entire upfront payment was recognized as a gain on sale.

Other income and expense, net.  Other income for the three months ended September 30, 2009 was $0.5 million compared to $-0- for the three months ended September 30, 2008.  The increase in other income is attributable to the completion of the initial $0.5 million technology transfer fee milestone pursuant to the terms of the stem cell technology acquisition agreement with Novartis which was recorded as an accounts receivable at September 30, 2009 and received subsequent to quarter end.

Interest Expense.  Interest expense was $69,901 for the three months ended September 30, 2009, compared to $4,553 for the three months ended September 30, 2008. The increase in interest expense was primarily related to the amortized interest on the convertible notes and the amortization of the financing fees over the life of the note with the balance related to interest on the equipment line loan payable.   Interest expense for the three months ended September 30, 2008 related solely to the loan payable on the equipment line.

Interest Income.  Interest income was $131 for the three months ended September 30, 2009 compared to $23,681 for the three months ended September 30, 2008.  The decrease was due to the reduction in available cash balances and a reduction in interest rates.

Net income (loss). We had net income for the three months ended September 30, 2009, of approximately $2.2 million, or $0.18 per share basic and $0.14 per share diluted, compared with a net loss of approximately $3.1 million or $0.28 per share (basic and diluted), for the three months ended September 30, 2008. The income in 2009 is attributable to the sale of the Company’s stem cell technology program to Novartis for an upfront payment of $3 million and a reduction of costs associated with the Phase IIb clinical trial of Tovaxin that was completed in 2008, a reduction in staff and a decrease in stock compensation expense.

Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008

Net Sales.  We recorded no sales for the nine months ended September 30, 2009 and 2008.

Research and Development Expenses. Research and development expense was approximately $1.7 million for the nine months ended September 30, 2009 compared to approximately $7.1 million for the nine months ended September 30, 2008. The decrease in expenses was primarily due to the completion of the Phase IIb clinical trial in August 2008, closing the extension trial, a reduction in staff, and a decrease in stock compensation expense. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred..

General and Administrative Expenses. General and administrative expense was approximately $1.5 million for the nine months ended September 30, 2009, as compared to approximately $2.7 million, for the nine months ended September 30, 2008.  The decrease in expenses is due to a reduction in staff and a decrease in stock compensation expense, overhead expenses, professional service fees and board compensation fees.

Gain on sale of technology.  Gain on sale of assets for the nine months ended September 30, 2009 was $3 million compared to $-0- for the nine months ended September 30, 2008.  The gain is attributable to the sale of the Company’s stem cell technology program to Novartis for an upfront payment of $3 million.  As there was no cost basis associated with the stem cell assets on the Company’s financial statements, the entire upfront payment was recognized as a gain on sale.

Other income and expense, net.  Other income for the nine months ended September 30, 2009 was $0.5 million compared to $-0- for the nine months ended September 30, 2008.  The increase in other income is attributable to the completion of the initial $0.5 million technology transfer fee milestone pursuant to the terms of the stem cell technology acquisition agreement with Novartis and recorded as an accounts receivable at September 30, 2009.  Payment of $0.5 million was received subsequent to quarter end.

Interest Expense.  Interest expense was $122,529 for the nine months ended September 30, 2009, compared to $15,573 for the nine months ended September 30, 2008. The increase in interest expense was primarily related to the amortized interest on the convertible notes and the amortization of the financing fees over the life of the notes with the balance related to interest on the equipment line loan payable.   The interest expense for the nine months ended September 30, 2008 related solely to the loan payable on the equipment line.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $366,774 for the nine months ended September 30, 2009. This loss is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to warrants associated with the August 2008 financing which had been accounted for under FASB ASC 815 and which accounting treatment was discontinued on June 1, 2009.

Interest Income.  Interest income was $1,625, for the nine months ended September 30, 2009 compared to $92,885 for the nine months ended September 30, 2008.  The decrease was due to the reduction in available cash balances and a reduction in interest rates.

Net loss. We had a net loss for the nine months ended September 30, 2009, of approximately $0.3 million, or $0.02 per share (basic and diluted), compared with a net loss of approximately $9.9 million or $0.99 per share (basic and diluted), for the nine months ended September 30, 2008. The decrease in net loss is primarily due to the $3 million gain on sale of technology, a reduction of costs associated with the Phase IIb clinical trial of Tovaxin that was completed in 2008, a reduction in staff and a decrease in stock compensation expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of September 30, 2009 we had cash and cash equivalents of approximately $4 million.  The Company’s current burn rate is approximately $250,000 per month. Effective August 6, 2009, the Company completed an asset sale of the Company’s stem cell technology and has received to date proceeds of $3.5 million The Company believes that it has sufficient liquidity to support its operations, at current levels, through December 2010.  The Company does not maintain any external lines of credit, or have commitments for equity funds, and should it need any additional capital in the future, management will be reliant upon “best efforts” debt or equity financings.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2009, there were no other changes to our critical accounting policies as identified in our annual report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

OPEXA THERAPEUTICS, INC.

Date: November 3, 2009	By:	/s/ Neil K. Warma
Neil K. Warma
President and Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)