Form 10-Q
period 2010-03-31
Opexa Therapeutics, Inc.
filed 2010-05-13
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

2635 North Crescent Ridge Drive
Texas	The Woodlands, Texas 77381	76-0333165
(State or other jurisdiction of	(Address of principal executive	(I.R.S. Employer
Incorporation or organization)	offices and zip code)	Identification No.)

(281) 272-9331
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑

As of May 10, 2010, there were 15,618,823 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$7,092,036	$8,181,582
Other current assets	199,117	187,306
Total current assets	7,291,153	8,368,888

Property & equipment, net of accumulated depreciation
of $1,078,887 and $1,029,241, respectively	900,264	949,910
Total assets	$8,191,417	$9,318,798

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$489,316	$593,011
Accounts payable - related parties	15,000	32,591
Accrued expenses	328,223	141,065
Current maturity of loan payable	68,619	67,307
Total current liabilities	901,158	833,974

Long term liabilities:
Convertible promissory notes, net of discount of $263,583	1,038,417	987,251
and $314,749 respectively
Loan payable	17,961	35,625
Accrued interest	118,904	86,800
Total liabilities	2,076,440	1,943,650

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
15,588,823 and 15,476,222 shares issued and outstanding	155,888	154,762
Additional paid in capital	96,624,856	96,463,658
Deficit accumulated during the development stage	(90,665,767)	(89,243,272)
Total stockholders' equity	6,114,977	7,375,148
Total liabilities and stockholders' equity	$8,191,417	$9,318,798

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Three months ended March 31, 2010 and 2009 and the
Period from January 22, 2003 (Inception) to March 31, 2010
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2010	2009	March 31, 2010
Research and development	$783,534	$737,778	$65,037,638
General and administrative	484,425	396,315	23,471,187
Depreciation and amortization	49,646	57,378	1,017,032
Loss on disposal of assets	-	-	500,103
Operating loss	(1,317,605)	(1,191,471)	(90,025,960)

Interest income	185	1,109	1,356,010
Other income and expense, net	-	-	661,146
Gain on extinguishment of debt	-	-	1,612,440
Gain (loss) on derivative instruments	-	(440,980)	1,388,848
Gain on sale of technology	-	-	3,000,000
Interest expense	(105,075)	(5,627)	(8,658,251)
Net loss	$(1,422,495)	$(1,636,969)	$(90,665,767)

Basic and diluted loss per share	$(0.09)	$(0.13)

Weighted average shares outstanding	15,523,710	12,245,858

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Three months ended March 31, 2010 and 2009 and the
Period from January 22, 2003 (Inception) to March 31, 2010
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2010	2009	March 31, 2010
Cash flows from operating activities
Net loss	$(1,422,495)	$(1,636,969)	$(90,665,767)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	1,910,365
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	51,166	-	6,489,115
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	49,646	57,378	1,017,032
Amortization of debt financing costs	19,173	-	435,434
Option expense	105,358	358,752	14,682,101
Loss on derivative instruments	-	440,980	(1,388,848)
Loss on disposition of fixed assets	-	-	500,103
Changes in:
Prepaid and other expenses	(30,984)	(54,987)	(526,846)
Accounts payable	(121,286)	(10,464)	54,266
Accrued expenses	219,262	21,224	320,472
Net cash provided by (used in) operating activities	(1,130,160)	(824,086)	(42,276,914)

Cash flows from investing activities
Purchase of property & equipment	-	-	(1,339,511)
Net cash provided by (used in) investing activities	-	-	(1,339,511)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	-	40,454,331
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	56,966	-	1,195,913
Proceeds from debt	-	-	9,283,184
Repayments on notes payable	(16,352)	(15,158)	(224,642)
Net cash provided by financing activities	40,614	(15,158)	50,708,461

Net change in cash and cash equivalents	(1,089,546)	(839,244)	7,092,036
Cash and cash equivalents at beginning of period	8,181,582	1,243,187	-
Cash and cash equivalents at end of period	$7,092,036	$403,943	$7,092,036

Cash paid for:
Income tax	$-	$-	$-
Interest	2,632	$5,627	65,989

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	525,513
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	-	-	6,407,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:	-
Warrants	-	-	3,659,737
Beneficial conversion feature	-	-	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	587,609

See accompanying notes to financial statements

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

At March 31, 2010, Opexa invested approximately $6.9 million in a money market account with an average market yield of 0.01%. Interest income of $185 was recognized for the three months ended March 31, 2010 in the statements of expenses.  As of March 31, 2010, the Company held no auction rate securities.

Note 3.  Commitments and Contingencies

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $110,655 for 2010, $147,540 for 2011, $150,129 for 2012 and a total of $434,221 for years 2013 to 2015.

Stem Cell Technology Agreement

Effective August 6, 2009, Opexa entered into an exclusive agreement with Novartis for the further development of the Company’s novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Pursuant to this agreement, Novartis acquired the stem cell technology from Opexa and Novartis will have full responsibility for funding and carrying out all research, development and commercial activities.  Novartis has to date paid Opexa $3.5 million ($3 million as an upfront payment and $0.5 million upon the completion of the first of two technology transfer milestones). Opexa remains eligible to receive an additional $0.5 million technology transfer fee upon the completion of a second technology transfer milestone.  As part of ongoing technology transfer activities, Novartis has requested that Opexa perform supplemental activities as part of the second technology transfer milestone, and Opexa is willing to do so assuming agreement between the parties regarding the scope of such activities.  Although the timing of completion of the second technology transfer milestone is dependent upon resolution between the parties as to a mutually acceptable scope and thereafter as to the pace and outcome of these activities, Opexa currently expects that the related milestone fee will be paid in 2010.  Opexa is also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and Opexa retains an option on certain manufacturing rights.  Notwithstanding the forgoing, there can be no assurance that Opexa will receive any future payments in respect of the stem cell technology.

Note 4.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $86,580 was outstanding as of March 31, 2010. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly until maturity.

Note 5.  Options and Warrants

Stock Options

       The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 shares of common stock are authorized to be issued for awards made under the Plan through June 2014.  In addition, shares subject to options granted under the plan that terminate or expire without being exercised will become available for grant under the plan.  As of March 31, 2010, options to purchase an aggregate of 1,723,608 shares were issued and outstanding.

 Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment”. During the three months ended March 31, 2010, Opexa recognized share-based compensation expense of $105,358.  Unamortized stock compensation expense as of March 31, 2010 amounted to $514,824.

Stock Option Activity

         A summary of stock option activity for the three month period ended March 31, 2010 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2010	1,923,376	$3.70
Granted	-	-
Exercised	(78,226)	0.72
Forfeited and canceled	(121,542)	10.61

Oustanding at March 31, 2010	1,723,608	$3.09	7.7	$1,193,877

Exercisable at March 31, 2010	1,388,443	$3.38	7.3	$1,066,677

The plan permits the granting of stock options to employees, officers, consultants and directors of Opexa.  Option awards are generally granted with an exercise price equal to the market price of Opexa’s stock at the date of issuance.  Stock option awards issued by Opexa have a ten year life and have various vesting dates that range from partial vesting upon date of grant to full vesting on a specified date.  Opexa estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

No stock option awards were issued during the three months ended March 31, 2010.

Warrant Activity

A summary of warrant activity for the three month period ended March 31, 2010 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2010	12,676,761	$6.93
Granted	7,867	2.00
Exercised	(68,411)	2.10
Forfeited and canceled	-	-

Oustanding at March 31, 2010	12,616,217	$5.19	2.4	$3,300,427

Exercisable at March 31, 2010	11,251,959	$5.51	2.2	$3,300,427

Note 6.  Subsequent Events

In April 2010, Opexa received approximately $36,000 from the exercise of stock options and issued 30,000 shares of its common stock.

Opexa evaluated all subsequent events through the date of this filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Many statements, other than statements of historical facts, included or incorporated into this report are forward-looking statements.  In particular, these statements may be found under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections, among other places.  The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements.  The forward-looking statements in this report do not constitute guarantees of future performance.  Investors are cautioned that statements in this report which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management's strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including, without limitation, risks associated with: market conditions, our capital position, our ability to enter into and benefit from a partnering arrangement for our product candidate, Tovaxin, on reasonably satisfactory terms (if at all), and our dependence (if partnered) on the resources and abilities of any partner for the further development of Tovaxin, our ability to compete with larger, better financed pharmaceutical and biotechnology companies, new approaches to the treatment of our targeted diseases, our expectation of incurring continued losses, our uncertainty of developing a marketable product, our ability to raise additional capital to continue our treatment development programs, the success of our clinical trials, our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights (including for Tovaxin), the risk of litigation regarding our intellectual property rights, the success of third party development and commercialization efforts with respect to products covered by intellectual property rights transferred by the Company, our limited manufacturing capabilities, our dependence on third-party manufacturers, our ability to hire and retain skilled personnel, our volatile stock price, and other risks described below under “Risk Factors” and detailed in our filings with the Securities and Exchange Commission.  These forward-looking statements speak only as of the date made.  We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Opexa Therapeutics, Inc.

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

Stem Cell Therapy

In August 2009, we entered into an exclusive agreement with Novartis for the further development of our novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Pursuant to this agreement, Novartis acquired our stem cell technology and Novartis will have full responsibility for funding and carrying out all research, development and commercial activities.  Novartis has to date paid us $3.5 million ($3 million as an upfront payment and $0.5 million upon the completion of the first of two technology transfer milestones). We remain eligible to receive an additional $0.5 million technology transfer fee upon the completion of a second technology transfer milestone.  As part of ongoing technology transfer activities, Novartis has requested that we perform supplemental activities as part of the second technology transfer milestone, and we are willing to do so assuming agreement between the parties regarding the scope of such activities.  Although the timing of completion of the second technology transfer milestone is dependent upon resolution between the parties as to a mutually acceptable scope and thereafter as to the pace and outcome of these activities, we currently expect that the related milestone fee will be paid in 2010.  We are also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and we retain an option on certain manufacturing rights.  Notwithstanding the forgoing, there can be no assurance that we will receive any future payments in respect of the stem cell technology.

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our financial statements.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2010 with the Three Months Ended March 31, 2009

Net Sales.  We recorded no commercial revenues for the three months ended March 31, 2010 and 2009.

Research and Development Expenses. Research and development expenses were $783,534 for the three months ended March 31, 2010, compared with $737,778 for the three months ended March 31, 2009. The increase in expenses was primarily related to a slight increase in personnel and the initiation of key experiments, and was partially offset by a decrease in stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $484,425 compared with $396,315 for the three months ended March 31, 2009.  The increase in expense is due to an increase in professional service fees and partially offset by a decrease in stock compensation expense.

          Gain/(Loss) on Derivative Instruments.  Gain/(loss) on derivative instruments was zero for the three months ended March 31, 2010 compared to a loss of $440,980 for the three months ended March 31, 2009.  The accounting treatment was changed effective June 1, 2009; consequently, no further derivative gain/loss is recognized.

Interest Expense.  Interest expense was $105,075 for the three months ended March 31, 2010, compared to $5,627 for the three months ended March 31, 2009. The increase in interest expense was primarily related to the amortized interest on the convertible notes and the amortization of the financing fees over the life of the note with the balance related to interest on the equipment line loan payable.   Interest expense for the three months ended March 31, 2009 related solely to the loan payable on the equipment line.

Interest Income.  Interest income was $185 for the three months ended March 31, 2010 compared to $1,109 for the three months ended March 31, 2009.  The decrease was due to the reduction in interest rates.

Net loss. We had a net loss for the three months ended March 31, 2010 of approximately $1.42 million, or $0.09 per share (basic and diluted), compared with a net loss of approximately $1.6 million or $0.13 per share (basic and diluted) for the three months ended March 31, 2009. The decrease in net loss is primarily due to the absence of any loss from derivative instruments and partially offset by increases in research and development expenses, general and administrative expenses, and interest expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2010, we had cash and cash equivalents of approximately $7.1 million.

Our current burn rate is approximately $350,000 per month. We believe that while we have sufficient liquidity to support our operations, at current levels, beyond December 2010, we will need to raise additional capital in the future to fund our current business plan and support our operations. We do not maintain any external lines of credit, or have commitments for equity funds, and should we need any additional capital in the future, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future. If we are unable to obtain additional funding for operations in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended March 31, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

      OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report.  This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission, which is incorporated herein by reference.  Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements.  Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements, such as:

•
Our business is at an early stage of development. We are largely dependent on the success of our lead product candidate, Tovaxin, and we cannot be certain that Tovaxin will receive regulatory approval or be successfully commercialized.

•	We have a history of operating losses and do not expect to be profitable in the near future.

•	Our ability to obtain necessary funding is uncertain.

•	Our independent auditor’s report in respect of our 2008 fiscal year expressed substantial doubt about our ability to continue as a going concern, which may make raising capital more difficult.

•
We will depend on strategic collaborations with third parties to develop and commercialize product candidates, such as Tovaxin, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

•
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

•
We will rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that may hamper our ability to successfully develop and commercialize any product candidate, including Tovaxin.

•	If we fail to identify and license or acquire other product candidates, we will not be able to expand our business over the long term.

•	We are dependent upon our management team and a small number of employees.

•	If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

•
Our current research and manufacturing facility is not large enough to manufacture product candidates, such as Tovaxin, for clinical trials or, if such clinical trials are successful, commercial applications.

•
If any product we may eventually have is not accepted by the market or if users of any such product are unable to obtain adequate coverage of and reimbursement for such product from government and other third-party payors, our revenues and profitability will suffer.

•
Any product candidate that we develop, such as Tovaxin, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

•	We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

•
Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products, such as Tovaxin.

•	If we are unable to obtain patent protection and other proprietary rights, our operations will be significantly harmed.

•
Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

•
A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

•	We are subject to stringent regulation of our product candidates, such as Tovaxin, which could delay development and commercialization.

•
We may need to change our business practices to comply with health care fraud and abuse regulations, and our failure to comply with such laws could adversely affect our business, financial condition and results of operations.

•	If our competitors develop and market products that are more effective than our product candidates, they may reduce or eliminate our commercial opportunities.

•	Rapid technological change could make our products obsolete.

•	Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

•	Health care reform measures could adversely affect our business.

•
There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

•	Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.

•	As our share price is volatile, and you may not be able to resell our shares at a profit or at all.

•	We may be or become the target of securities litigation, which is costly and time-consuming to defend.

•	Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority stockholders.

•	Future sales of our common stock in the public market could lower our stock price.

•	We presently do not intend to pay cash dividends on our common stock.

•	Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Other Information.

None.

Item 5.  Exhibits.

Exhibit No.	Description

4.1*	Form of First Amendment to Promissory Note and Security Agreement effective as of June 19, 2009 by and between Opexa Therapeutics, Inc. and the investors signatory thereto.

4.2*	Form of Second Amendment to Security Agreement effective as of July 31, 2009, by and between Opexa Therapeutics, Inc. and the investors signatory thereto.

10.1
Amended and Restated Employment Agreement entered into on April 21, 2010 between Opexa Therapeutics, Inc. and Donna R. Rill (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2010).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  __________________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 13, 2010	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Form of First Amendment to Promissory Note and Security Agreement effective as of June 19, 2009 by and between Opexa Therapeutics, Inc. and the investors signatory thereto.

4.2*	Form of Second Amendment to Security Agreement effective as of July 31, 2009, by and between Opexa Therapeutics, Inc. and the investors signatory thereto.

10.1
Amended and Restated Employment Agreement entered into on April 21, 2010 between Opexa Therapeutics, Inc. and Donna R. Rill (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2010).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  __________________

*	Filed herewith