Form 10-Q
period 2010-06-30
Opexa Therapeutics, Inc.
filed 2010-08-06
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 Technology Forest Boulevard The Woodlands, Texas 77381	76-0333165
(State or other jurisdiction of Incorporation or organization)	(Address of principal executive offices and zip code)	(I.R.S. Employer Identification No.)

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

            Large accelerated filer ☐                                                                                                                                Accelerated filer   ☐
            Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                                           Smaller reporting company  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No☑

As of July 30, 2010, there were 18,379,004 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)

For the Quarter Ended June 30, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Unaudited Balance Sheets as of June 30, 2010 and December 31, 2009	1

	Unaudited Statements of Expenses: For the three and six months ended June 30, 2010 and 2009 and from Inception (January 22, 2003) through June 30, 2010	2

	Unaudited Statements of Cash Flows: For the six months ended June 30, 2010 and 2009 and from Inception (January 22, 2003) through June 30, 2010	3

	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	[Removed and Reserved]	13
Item 5.	Other Information	13
Item 6.	Exhibits	14
Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$5,874,614	$8,181,582
Other current assets	94,047	187,306
Total current assets	5,968,661	8,368,888

Property & equipment, net of accumulated depreciation
of $1,127,616 and $1,029,241, respectively	851,535	949,910
Total assets	$6,820,196	$9,318,798

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$492,384	$593,011
Accounts payable - related parties	15,000	32,591
Accrued expenses	332,978	141,065
Current maturity of loan payable	69,910	67,307
Total current liabilities	910,272	833,974

Long term liabilities:
Convertible promissory notes, net of discount of $0	-	987,251
and $314,749 respectively
Loan payable	-	35,625
Accrued interest	-	86,800
Total liabilities	910,272	1,943,650

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
18,379,004 and 15,476,222 shares issued and outstanding	183,790	154,762
Additional paid in capital	98,212,883	96,463,658
Deficit accumulated during the development stage	(92,486,749)	(89,243,272)
Total stockholders' equity	5,909,924	7,375,148
Total liabilities and stockholders' equity	$6,820,196	$9,318,798

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
  (unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010
Research and development	$785,103	425,701	$1,568,637	1,163,482	$65,822,741
General and administrative	595,424	411,675	1,079,849	807,990	24,066,611
Depreciation and amortization	48,729	53,706	98,375	111,084	1,065,761
Loss on disposal of assets	-	-	-	-	500,103
Operating loss	(1,429,256)	(891,082)	(2,746,861)	(2,082,556)	(91,455,216)

Interest income	395	385	580	1,494	1,356,405
Other income and expense, net	-	-	-	-	661,146
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain (loss) on derivative instruments	-	74,206	-	(366,774)	1,388,848
Gain on sale of technology	-	-	-	-	3,000,000
Interest expense	(392,121)	(47,007)	(497,196)	(52,628)	(9,050,372)
Net loss	$(1,820,982)	$(863,498)	$(3,243,477)	$(2,500,464)	$(92,486,749)

Basic and diluted loss per share	$(0.12)	$(0.07)	$(0.21)	$(0.20)	N/A

Weighted average shares outstanding	15,827,353	12,245,858	15,569,623	12,245,858	N/A

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Six months ended June 30, 2010 and 2009 and the
Period from January 22, 2003 (Inception) to June 30, 2010
(unaudited)

	Six Months Ended		Inception
	June 30,		through
	2010	2009	June 30, 2010
Cash flows from operating activities
Net loss	$(3,243,477)	$(2,500,464)	$(92,486,749)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	1,910,365
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	314,749	28,608	6,752,698
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	98,375	111,084	1,065,761
Amortization of debt financing costs	108,116	14,294	524,377
Option expense	305,294	461,656	14,882,037
Loss on derivative instruments	-	366,774	(1,388,848)
Loss on disposition of fixed assets	-	-	500,103
Changes in:
Prepaid and other expenses	(14,857)	3,897	(510,719)
Accounts payable	(100,627)	(73,815)	74,925
Accounts payable - related party	(17,591)	-	(17,591)
Accrued expenses	183,204	21,347	284,414
Net cash used in operating activities	(2,366,814)	(1,566,619)	(43,513,568)

Cash flows from investing activities
Purchase of property & equipment	-	-	(1,339,511)
Net cash used in investing activities	-	-	(1,339,511)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	-	40,454,331
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	92,868	-	1,231,815
Proceeds from debt	-	1,180,986	9,283,184
Repayments on notes payable	(33,022)	(30,550)	(241,312)
Net cash provided by financing activities	59,846	1,150,436	50,727,693

Net change in cash and cash equivalents	(2,306,968)	(416,183)	5,874,614
Cash and cash equivalents at beginning of period	8,181,582	1,243,187	-
Cash and cash equivalents at end of period	$5,874,614	$827,004	$5,874,614
Cash paid for:
Income tax	$-	$-	$-
Interest	$83,040	$9,276	$146,397

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	78,091	-	603,604
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	1,302,000	-	7,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:	-
Warrants	-	-	3,659,737
Beneficial conversion feature	-	-	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	587,609	587,609

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

At June 30, 2010, Opexa invested approximately $5.9 million in a money market account with an average market yield of 0.02%. Interest income of $580 was recognized for the six months ended June 30, 2010 in the statements of expenses.  As of June 30, 2010, the Company held no auction rate securities.

Note 3.  Commitments and Contingencies

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $73,770 for 2010, $147,540 for 2011, $150,129 for 2012 and a total of $434,221 for years 2013 to 2015.

Stem Cell Technology Agreement

In August 2009, Opexa entered into an exclusive agreement with Novartis for the further development of its novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Pursuant to this agreement, Novartis acquired Opexa’s stem cell technology and Novartis will have full responsibility for funding and carrying out all research, development and commercial activities.  Novartis has to date paid Opexa $3.5 million ($3 million as an upfront payment and $0.5 million upon the completion of the first of two technology transfer milestones). Opexa remains eligible to receive an additional $0.5 million technology transfer fee upon the completion of a second technology transfer milestone.  As part of ongoing technology transfer activities, Novartis has requested that Opexa perform supplemental activities as part of the second technology transfer milestone, and Opexa has agreed to do so.  Although the timing of completion of the second technology transfer milestone is dependent upon the pace and outcome of these activities, Opexa currently expects that the related milestone fee will be paid in 2010.  Opexa is also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and Opexa retains an option on certain manufacturing rights.  Notwithstanding the forgoing, there can be no assurance that Opexa will receive any future payments in respect of the stem cell technology.

Note 4.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $69,910 was outstanding as of June 30, 2010. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly until maturity.

Note 5.  Options and Warrants

Stock Options

The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 shares of common stock are authorized to be issued for awards made under the Plan through June 2014.  In addition, shares subject to options granted under the plan that terminate or expire without being exercised will become available for grant under the plan.  For the six months ended June 30, 2010, a total of 108,226 shares were issued in connection with the exercise of options.  As of June 30, 2010, options to purchase an aggregate of 1,771,351 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the six months ended June 30, 2010, Opexa recognized share-based compensation expense of $305,294. Unamortized stock compensation expense as of June 30, 2010 amounted to $556,766.

Stock Option Activity

A summary of stock option activity for the six month period ended June 30, 2010 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2010	1,923,376	$3.70
Granted	117,556	2.25
Exercised	(108,226)	0.85
Forfeited and expired	(161,355)	14.81

Outstanding at June 30, 2010	1,771,351	$2.52	7.4	$598,900

Exercisable at June 30, 2010	1,434,573	$2.68	7.3	$565,193

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

Employee Options:

During the six months ended June 30, 2010, options to purchase an aggregate of 101,556 shares were granted to directors and employees at an exercise price of $2.25.  These options have terms of 10 years and have various vesting schedules ranging from one to three years.  Fair value of $225,587 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for options issued during the six month period ended June 30, 2010 include (1) discount rate of 2.43% and 2.78%, (2) expected term ranging from 5.2 to 6 years, (3) expected volatility of 212.11% and (4) zero expected dividends.

Non-Employee Options:

During the six months ended June 30, 2010, an option to purchase 16,000 shares was granted to a consultant at an exercise price of $2.25.  This option has a term of two years and vests immediately.  Fair value of $34,046 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the six month period ended June 30, 2010 include (1) discount rate of 0.97%, (2) expected term of two years, (3) expected volatility of 271.57% and (4) zero expected dividends.

Warrant Activity

A summary of warrant activity for the six month period ended June 30, 2010 is presented below:

	Number of Warrants	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2010	12,676,761	$6.93
Granted	7,867	2.00
Exercised	(68,411)	2.10
Expired	(1,110,548)	30.00

Outstanding at June 30, 2010	11,505,669	$2.80	2.3	$1,280,455

Exercisable at June 30, 2010	11,505,669	$2.80	2.3	$1,280,455

Note 6.  Convertible Promissory Notes

Upon notice of Opexa’s intent to prepay the $1.25 million aggregate principal balance of the 10% Convertible Promissory Notes in full on June 23, 2010, the noteholders elected to convert the outstanding principal balance of the Notes into shares of Opexa common stock at the conversion price of $0.50 pursuant to the terms of the Notes.  The Notes were originally issued April 14, 2009 and May 14, 2009 and were scheduled to mature on April 24, 2011 and May 14, 2011.  The conversion of all Notes was effected on June 23, 2010, with the exception of one Note that was converted in May 2010 by the holder thereof into 100,000 shares of Opexa common stock pursuant to the terms thereof.

In settlement of accrued and unpaid interest on the Notes in the approximate amount of $156,000, the noteholders accepted Opexa’s offer to pay 50% of the accrued interest to June 23, 2010 in cash and 50% of the accrued interest to June 23, 2010 in shares of common stock calculated at the same $0.50 conversion price.  As a condition to accepting Opexa’s offer, each noteholder agreed to immediately terminate and release the security interest associated with the Notes as well as Opexa’s obligations under the Unit Purchase Agreement, Registration Rights Agreement and Security Agreement that were executed in connection with the original issuance of the Notes.

The conversion of the Notes and payment of accrued interest resulted in the issuance of an aggregate of 2,760,181 shares of common stock and an aggregate cash payment in the amount of $78,115.  As debt was extinguished in exchange for equity pursuant to a preexisting contractual obligation recognized in the financial statements, management has concluded that no gain or loss should be recognized upon the conversion.  As of the date of the conversion, the unamortized discount related to the  beneficial conversion feature and the warrants issued with the notes amounting to $211,590 as well as the unamortized deferred financing costs of $70,191 were charged to interest expense in the current quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

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

T-Cell Therapy

MS is the result of a person’s own T-cells attacking the myelin sheath that coats the nerve cells of the central nervous system (CNS). Tovaxin consists of attenuated patient-specific myelin reactive T-cells (MRTCs) against peptides from one or more of the primary proteins on the surface of the myelin sheath (myelin basic protein (MBP), proteolipid protein (PLP) and myelin oligodendrocyte glycoprotein (MOG)). Patient-specific MRTCs are expanded in culture with specific peptides identified by our proprietary assay of the patient’s peripheral blood. The cells are then attenuated, or weakened, by gamma irradiation, and returned to the patient as a subcutaneous injection. Although further testing is necessary, results from our human trials to date appear to indicate that these attenuated T-cells cause an immune response directed at the autoreactive T-cells in the patient’s body, resulting in a reduction in the level of harmful T-cells. In 2008, we completed an FDA cleared Phase IIb clinical trial of Tovaxin which enrolled 150-patients. The trial was entitled, A Multicenter, Randomized, Double-Blind, Placebo-Controlled Study of Subcutaneous Tovaxin in Subjects with Clinically Isolated Syndrome or Relapsing Remitting Multiple Sclerosis (Tovaxin for Early Relapsing-Remitting MS, “TERMS”).

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

Stem Cell Therapy

In August 2009, we entered into an exclusive agreement with Novartis for the further development of our novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Pursuant to this agreement, Novartis acquired our stem cell technology and Novartis will have full responsibility for funding and carrying out all research, development and commercial activities.  Novartis has to date paid us $3.5 million ($3 million as an upfront payment and $0.5 million upon the completion of the first of two technology transfer milestones). We remain eligible to receive an additional $0.5 million technology transfer fee upon the completion of a second technology transfer milestone.  As part of ongoing technology transfer activities, Novartis has requested that we perform supplemental activities as part of the second technology transfer milestone, and we have agreed to do so.  Although the timing of completion of the second technology transfer milestone is dependent upon the pace and outcome of these activities, we currently expect that the related milestone fee will be paid in 2010.  We are also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and we retain an option on certain manufacturing rights.  Notwithstanding the forgoing, there can be no assurance that we will receive any future payments in respect of the stem cell technology.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2010 with the Three Months Ended June 30, 2009

Net Sales.  We recorded no commercial revenues for the three months ended June 30, 2010 and 2009.

Research and Development Expenses. Research and development expenses were $785,103 for the three months ended June 30, 2010, compared with $425,701 for the three months ended June 30, 2009. The increase in expenses was primarily related to an increase in personnel and the initiation of key experiments, and was partially offset by a decrease in stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $595,424, compared with $411,675 for the three months ended June 30, 2009.  The increase in expense is due to an increase in professional service fees and partially offset by a decrease in stock compensation expense.

Interest Expense.  Interest expense was $392,121 for the three months ended June 30, 2010, compared to $47,007 for the three months ended June 30, 2009. The increase in interest expense was primarily related to the amortization of the remaining discount and deferred financing fees in conjunction with the June 23, 2010 conversion of the 10% Convertible Promissory Notes.

Interest Income.  Interest income was $395 for the three months ended June 30, 2010, compared to $385 for the three months ended June 30, 2009.

Net loss. We had a net loss for the three months ended June 30, 2010 of approximately $1.82 million, or $0.12 per share (basic and diluted), compared with a net loss of approximately $0.9 million, or $0.07 per share (basic and diluted), for the three months ended June 30, 2009. The increase in net loss is primarily due to increases in research and development expenses, general and administrative expenses, and interest expense.

Comparison of the Six Months Ended June 30, 2010 with the Six Months Ended June 30, 2009

Net Sales.  We recorded no commercial revenues for the six months ended June 30, 2010 and 2009.

Research and Development Expenses. Research and development expenses were $1,568,637 for the six months ended June 30, 2010, compared with $1,163,482 for the six months ended June 30, 2009. The increase in expenses was primarily related to an increase in personnel and the initiation of key experiments, and was partially offset by a decrease in stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $1,079,849, compared with $807,990 for the six months ended June 30, 2009.  The increase in expense is due to an increase in professional service fees, and was partially offset by a decrease in stock compensation expense.

Interest Expense.  Interest expense was $497,196 for the six months ended June 30, 2010, compared to $52,628 for the six months ended June 30, 2009.  The increase in interest expense was primarily related to the amortization of the remaining discount and deferred financing fees in connection with the June 23, 2010 conversion of the 10% Convertible Promissory Notes.

Interest Income.  Interest income was $580 for the six months ended June 30, 2010, compared to $1,494 for the six months ended June 30, 2009.  The decrease was due to the reduction in interest rates.

Net loss. We had a net loss for the six months ended June 30, 2010 of approximately $3.24 million, or $0.21 per share (basic and diluted), compared with a net loss of approximately $2.5 million or $0.20 per share (basic and diluted), for the six months ended June 30, 2009. The increase in net loss is primarily due to increases in research and development expenses, general and administrative expenses, and interest expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of June 30, 2010, we had cash and cash equivalents of approximately $5.9 million.

Our current burn rate is approximately $380,000 per month. We believe that while we have sufficient liquidity to support our operations, at current levels, beyond December 2010, we will need to raise additional capital in the future to fund our current business plan and support our operations. We do not maintain any external lines of credit, or have commitments for equity funds, and should we need any additional capital in the future, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future. If we are unable to obtain additional funding for operations in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended June 30, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

•	Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.

•	Our share price is volatile, and you may not be able to resell our shares at a profit or at all.

•	We may be or become the target of securities litigation, which is costly and time-consuming to defend.

•	Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority stockholders.

•	Future sales of our common stock in the public market could lower our stock price.

•	We presently do not intend to pay cash dividends on our common stock.

•	Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June, 23, 2010, Opexa issued an aggregate of 2,660,181 shares of common stock to the holders of its 10% Convertible Promissory Notes, consisting of (i) 2,504,000 shares pursuant to the conversion of all currently outstanding Notes with an aggregate outstanding principal balance of $1,252,000 and (ii) 156,181 shares in payment of one-half of the accrued and unpaid interest on said Notes of $78,115.  Previously on May 6, 2010, Opexa issued 100,000 shares of common stock to a holder of a Note pursuant to the conversion of such Note with a principal balance of $50,000.  The number of shares issued for the conversion and payment of accrued interest was calculated based on the conversion price set forth in the Notes of $0.50.  The common stock was issued in reliance on the exemptions from registration contained in Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  The Notes were originally issued by Opexa in a private placement in April and May, 2009.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   [Removed and Reserved]

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

10.1
Amended and Restated Employment Agreement entered into on April 21, 2010 between Opexa Therapeutics, Inc. and Donna R. Rill (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 27, 2010).

10.2
Continuous Offering Program Agreement dated May 14, 2010 by and between Opexa Therapeutics, Inc. and Rodman & Renshaw, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2010).

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

OPEXA THERAPEUTICS, INC.

Date: August 6, 2010	By:	/s/ Neil K. Warma
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

10.2
Continuous Offering Program Agreement dated May 14, 2010 by and between Opexa Therapeutics, Inc. and Rodman & Renshaw, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed on May 17, 2010).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  __________________

*	Filed herewith