Form 10-Q
period 2010-09-30
Opexa Therapeutics, Inc.
filed 2010-11-09
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 Technology Forest Boulevard The Woodlands, Texas 77381	76-0333165
(State or other jurisdiction of Incorporation or organization)	(Address of principal executive offices and zip code)	(I.R.S. Employer Identification No.)

(281) 272-9331
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [x]

As of November 1, 2010, there were 18,466,924 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)
For the Quarter Ended September 30, 2010

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements

	Unaudited Balance Sheets as of September 30, 2010 and December 31, 2009	1

	Unaudited Statements of Expenses: For the three and nine months ended September 30, 2010 and 2009 and from Inception (January 22, 2003) through September 30, 2010	2

	Unaudited Statements of Cash Flows: For the nine months ended September 30, 2010 and 2009 and from Inception (January 22, 2003) through September 30, 2010	3

	Notes to Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	[Removed and Reserved]	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$4,733,445	$8,181,582
Accounts receivable	19,267	-
Other current assets	26,424	187,306
Total current assets	4,779,136	8,368,888

Property & equipment, net of accumulated depreciation
of $1,165,263 and $1,029,241, respectively	813,888	949,910
Total assets	$5,593,024	$9,318,798

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$470,322	$593,011
Accounts payable - related parties	15,000	32,591
Accrued expenses	245,090	141,065
Current maturity of loan payable	52,921	67,307
Total current liabilities	783,333	833,974

Long term liabilities:
Convertible promissory notes, net of discount of $0
and $314,749 respectively	-	987,251
Loan payable, net of current portion	-	35,625
Accrued interest	-	86,800
Total liabilities	783,333	1,943,650

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
18,466,924 and 12,245,858 shares issued and outstanding	184,670	154,762
Additional paid in capital	98,402,585	96,463,658
Deficit accumulated during the development stage	(93,777,564)	(89,243,272)
Total stockholders' equity	4,809,691	7,375,148
Total liabilities and stockholders' equity	$5,593,024	$9,318,798

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
Nine months ended September 30, 2010 and 2009 and the
Period from January 22, 2003 (Inception) to September 30, 2010
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010
Research and development	$625,282	490,273	$2,193,919	1,653,755	$66,448,023
General and administrative	626,697	665,649	1,706,546	1,473,639	24,693,308
Depreciation and amortization	37,647	52,055	136,022	163,139	1,103,408
Loss on disposal of assets	-	1,771	-	1,771	500,103
Operating loss	(1,289,626)	(1,209,748)	(4,036,487)	(3,292,304)	(92,744,842)

Interest income	815	131	1,395	1,625	1,357,220
Other income and expense, net	-	500,000	-	500,000	661,146
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain (loss) on derivative instruments	-	-	-	(366,774)	1,388,848
Gain on sale of technology	-	3,000,000	-	3,000,000	3,000,000
Interest expense	(2,004)	(69,901)	(499,200)	(122,529)	(9,052,376)
Net loss	$(1,290,815)	$2,220,482	$(4,534,292)	$(279,982)	$(93,777,564)

Basic loss per share	$(0.07)	$0.18	$(0.27)	$(0.02)	N/A
Diluted loss per share	$(0.07)	$0.14	$(0.27)	$(0.02)	N/A

Weighted average shares outstanding - Basic	18,421,600	12,354,942	16,601,503	12,282,619	N/A
Weighted average shares outstanding - Diluted	18,421,600	16,723,005	16,601,503	12,282,619	N/A

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and 2009 and the
Period from January 22, 2003 (Inception) to September 30, 2010
(unaudited)

	Nine Months Ended		Inception
	September 30,		through
	2010	2009	September 30, 2010
Cash flows from operating activities
Net loss	$(4,534,292)	$(279,982)	$(93,777,564)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	64,350	-	1,974,715
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	314,749	77,391	6,752,698
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	136,022	163,139	1,103,408
Amortization of debt financing costs	108,117	31,891	524,378
Option expense	414,753	607,566	14,991,496
Loss on derivative instruments	-	366,774	(1,388,848)
Loss on disposition of fixed assets	-	1,771	500,103
Changes in:
Accounts receivable	(19,267)	(500,000)	(19,267)
Prepaid and other expenses	52,765	65,402	(443,097)
Accounts payable	(122,689)	(45,308)	52,863
Accounts payable - related party	(17,591)	-	(17,591)
Accrued expenses	95,316	214,335	196,526
Net cash provided by (used in) operating activities	(3,507,767)	702,979	(44,654,521)

Cash flows from investing activities
Purchase of property & equipment	-	-	(1,339,511)
Cash used in investing activities	-	-	(1,339,511)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	-	40,454,331
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	109,641	871,316	1,248,588
Proceeds from debt	-	1,180,986	9,283,184
Repayments on notes payable	(50,011)	(46,244)	(258,301)
Net cash provided by financing activities	59,630	2,006,058	50,727,477

Net change in cash and cash equivalents	(3,448,137)	2,709,037	4,733,445
Cash and cash equivalents at beginning of period	8,181,582	1,243,187	-
Cash and cash equivalents at end of period	$4,733,445	$3,952,224	$4,733,445

Cash paid for:
Income tax	$-	$-	$-
Interest	85,043	13,246	148,400

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	78,091	-	603,604
Issuance of warrants to placement agent	-	37,453	37,453
Conversion of notes payable to common stock	1,302,000	-	7,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	-	349,947	3,659,737
Beneficial conversion feature	-	89,546	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	(1,976,457)	4,680,220
Derivative reclassified to equity	-	587,612	587,609

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

At September 30, 2010, Opexa invested approximately $4.6 million in a money market account with an average market yield of 0.03%. Interest income of $1,395 was recognized for the nine months ended September 30, 2010 in the statements of expenses.  As of September 30, 2010, the Company held no auction rate securities.

Note 3.  Commitments and Contingencies

Office Lease

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $36,885 for 2010, $147,540 for 2011, $150,129 for 2012 and a total of $434,221 for years 2013 to 2015.

Stem Cell Technology Agreement

In August 2009, Opexa entered into an exclusive agreement with Novartis for the further development of its novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Pursuant to this agreement, Novartis acquired Opexa’s stem cell technology and Novartis will have full responsibility for funding and carrying out all research, development and commercial activities.  Novartis has to date paid Opexa $3,500,000 ($3,000,000 as an upfront payment and $500,000 upon the completion of the first of two technology transfer milestones). Opexa remains eligible to receive an additional $500,000 technology transfer fee upon the completion of a second technology transfer milestone.  As part of ongoing technology transfer activities, Opexa provided additional support to Novartis during Q3 2010. Opexa is also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and Opexa retains an option on certain manufacturing rights.  Notwithstanding the forgoing, there can be no assurance that Opexa will receive any future payments in respect of the stem cell technology.

Note 4.  Loan Payable

Loan payable consists of an equipment line of $250,000 with Wells Fargo Bank of which $52,921 was outstanding as of September 30, 2010. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly until maturity.

Note 5.  Stock-Based Compensation

Restricted Shares

Pursuant to an agreement with a consultant for professional services, Opexa issued 55,000 restricted shares of common stock on August 18, 2010.  These shares vested immediately and have a fair value of $64,350 based on the share price at issuance date which was recognized as share-based compensation expense for the nine months ended September 30, 2010.

Stock Options

       The June 2004 Compensatory Stock Option Plan authorizes the issuance of various forms of stock-based awards, including incentive and non-statutory stock options, stock purchase rights, stock appreciation rights, and restricted and unrestricted stock awards.  A total of 2,300,000 shares of common stock are authorized to be issued for awards made under the Plan through June 2014.  In addition, shares subject to options granted under the plan that terminate or expire without being exercised will become available for grant under the plan.  For the nine months ended September 30, 2010, a total of 141,146 shares were issued in connection with the exercise of options.  As of September 30, 2010, options to purchase an aggregate of 1,744,198 shares were issued and outstanding.

 Opexa accounts for share-based compensation, including options, according to the provisions of FASB ASC 718, "Share Based Payment.” During the nine months ended September 30, 2010, Opexa recognized share-based compensation expense of $414,753 related to stock options.  Unamortized stock compensation expense as of September 30, 2010 amounted to $508,223.

Stock Option Activity

         A summary of stock option activity for the nine month period ended September 30, 2010 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2010	1,923,376	$3.70
Granted	152,556	2.08
Exercised	(141,146)	0.77
Forfeited and expired	(190,588)	13.43

Outstanding at September 30, 2010	1,744,198	$2.48	7.4	$635,736

Exercisable at September 30, 2010	1,456,094	$2.60	7.1	$607,257

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

Employee Options:

During the nine months ended September 30, 2010, options to purchase an aggregate of 131,556 shares were granted to directors and employees at an exercise price range of $1.53 to $2.25.  These options have terms of 10 years and have a vesting schedule of one to three years.  Fair value of $270,982 was recorded using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the nine month period ended September 30, 2010 include (1) discount rates ranging from 1.93% to 2.78%, (2) expected term ranging from 5.2 to 6 years, (3) expected volatility ranging from 205.97% to 212.11% and (4) zero expected dividends.

Non-Employee Options:

During the nine months ended September 30, 2010, options to purchase 21,000 shares were granted to consultants at an exercise price ranging from $1.53 to $2.25.  These options have a term ranging from two to ten years and vest immediately.  Fair value of $41,541 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the nine month period ended September 30, 2010 include (1) discount rate ranging from 0.97% to 1.57%, (2) expected term of two to five years, (3) expected volatility ranging from 205.97% to 271.57% and (4) zero expected dividends.

Warrant Activity

A summary of warrant activity for the nine month period ended September 30, 2010 is presented below:

	Number of Warrants	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2010	12,676,761	$6.93
Granted	7,867	2.00
Exercised	(68,411)	2.10
Expired	(1,156,633)	29.40

Outstanding at September 30, 2010	11,459,584	$2.75	2.1	$1,429,492

Exercisable at September 30, 2010	11,459,584	$2.75	2.1	$1,429,492

Note 6.  Convertible Promissory Notes

Upon notice of Opexa’s intent to prepay the $1.25 million aggregate principal balance of the 10% Convertible Promissory Notes in full on June 23, 2010, the noteholders elected to convert the outstanding principal balance of the Notes into shares of Opexa common stock at the conversion price of $0.50 pursuant to the terms of the Notes.  The Notes were originally issued April 14, 2009 and May 14, 2009 and were scheduled to mature on April 24, 2011 and May 14, 2011.  The conversion of all Notes was effected June 23, 2010, with the exception of one Note that was converted in May 2010 by the holder thereof into 100,000 shares of Opexa common stock pursuant to the terms thereof.

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

The conversion of the Notes and payment of accrued interest resulted in the issuance of an aggregate of 2,760,181 shares of common stock and an aggregate cash payment in the amount of $78,115.  As debt was extinguished in exchange for equity pursuant to a preexisting contractual obligation recognized in the financial statements, management has concluded that no gain or loss should be recognized upon the conversion.  As of the date of the conversion, the unamortized discount related to the beneficial conversion feature and the warrants issued with the notes amounting to $211,590 as well as the unamortized deferred financing costs of $70,191 were charged to interest expense in the quarter ended June 30, 2010.

Note 7.  Subsequent Events

On September 2, 2010, Opexa’s Board approved the Opexa 2010 Stock Incentive Plan subject to shareholder approval, and the Plan was subsequently approved by shareholders at the annual meeting on October 19, 2010.  The 2010 Plan is the successor to and continuation of the 2004 Compensatory Stock Option Plan.  The total number of shares of common stock reserved for issuance under the 2010 Plan consists of 2,500,000 shares plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserved under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 2,066,800 additional shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2010.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2009.

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

•
For patients who had more active disease as indicated by a prospective subgroup of patients with an ARR>1 in the year prior to the study, Tovaxin demonstrated a 55% reduction in ARR as compared to placebo (p=0.071); and an 73% reduction in relapse rate was observed in Tovaxin patients in this population compared to placebo during the 24 week period following the administration of the full course of treatment.

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

Further analysis of the TERMS clinical study of 150 patients with RRMS evaluated those patients with an annualized relapse rate of greater than or equal to one at study entry (ARR>1). 79% of the Tovaxin-treated group (n=85) remained relapse free at one year and the annualized relapse rate after treatment decreased to 0.20, a 42% reduction compared to placebo. The results of this expanded analysis confirm those found in the previously-reported per-protocol analysis of patients in the TERMS study with ARR>1. This post-hoc analysis, which represents 86% of the total patient population in the TERMS study, was conducted to evaluate Tovaxin treatment among study patients with the same baseline disease activity that is being targeted for inclusion in future clinical studies. Along with a marked reduction in relapses, 89% of the Tovaxin-treated patients with ARR>1 showed stabilization or improvement in MS disability.

Treatment with Tovaxin was well tolerated, with no treatment-related serious adverse events reported in any Tovaxin-treated patient.

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

Stem Cell Therapy

In August 2009, we entered into an exclusive agreement with Novartis for the further development of our novel stem cell technology. This technology, which has generated preliminary data showing the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells, was in early preclinical development at Opexa. Pursuant to this agreement, Novartis acquired our stem cell technology and Novartis will have full responsibility for funding and carrying out all research, development and commercial activities.  Novartis has to date paid us $3,500,000 ($3,000,000 as an upfront payment and $500,000 upon the completion of the first of two technology transfer milestones). We remain eligible to receive an additional $500,000 technology transfer fee upon the completion of a second technology transfer milestone.

As part of ongoing technology transfer activities, we provided additional support to Novartis during Q3 2010. We are also eligible to receive certain clinical and commercial milestone payments as well as royalty payments from the sale of any products resulting from the use of the technology and we retain an option on certain manufacturing rights.  Notwithstanding the forgoing, there can be no assurance that we will receive any future payments in respect of the stem cell technology.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2010 with the Three Months Ended September 30, 2009

Net Sales.  We recorded no commercial revenues for the three months ended September 30, 2010 and 2009.

Research and Development Expenses. Research and development expenses were $625,282 for the three months ended September 30, 2010, compared with $490,273 for the three months ended September 30, 2009. The increase in expenses was primarily related to an increase in personnel, an increase in professional service fees and the initiation of key experiments, and was partially offset by a decrease in stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $626,697, compared with $665,649 for the three months ended September 30, 2009.  The decrease in expense is due to a decrease in bonus compensation expense as well as a decrease in professional service fees, partially offset by an increase in executive and stock compensation costs.

Gain on sale of technology.  Gain on sale of assets for the three months ended September 30, 2010 was $-0- compared to $3,000,000 for the three months ended September 30, 2009.  The gain recognized for the three months ended September 30, 2009 is attributable to the sale of the Company’s stem cell technology program to Novartis for an upfront payment of $3,000,000.  As there was no cost basis associated with the stem cell assets on the Company’s financial statements, the entire upfront payment was recognized as a gain on sale.

Other income and expense, net.  Other income for the three months ended September 30, 2010 was $-0- compared to $500,000 for the three months ended September 30, 2009.

The other income for the three months ended September 30, 2009 is attributable to the completion of the initial $500,000 technology transfer fee milestone pursuant to the terms of the stem cell technology acquisition agreement with Novartis.

Interest Expense.  Interest expense was $2,004 for the three months ended September 30, 2010, compared to $69,901 for the three months ended September 30, 2009. The decrease in interest expense was primarily related to the June 23, 2010 conversion of the 10% Convertible Promissory Notes and the absence of associated interest expense in the quarter ended September 30, 2010.

Interest Income.  Interest income was $815 for the three months ended September 30, 2010, compared to $131 for the three months ended September 30, 2009.

Net loss. We had a net loss for the three months ended September 30, 2010 of $1,290,815, or $0.07 per share (basic and diluted), compared with a net gain of approximately $2,220,482, or $0.18 per share-basic and $0.14 per share-diluted, for the three months ended September 30, 2009. The increase in net loss is primarily due to the gain on technology sale and initial technology transfer fee milestone recorded in the prior year quarter which were not present in the quarter ended September 30, 2010.

Comparison of the Nine Months Ended September 30, 2010 with the Nine Months Ended September 30, 2009

Net Sales.  We recorded no commercial revenues for the nine months ended September 30, 2010 and 2009.

Research and Development Expenses. Research and development expenses were $2,193,919 for the nine months ended September 30, 2010, compared with $1,653,755 for the nine months ended September 30, 2009. The increase in expenses was primarily related to an increase in personnel, an increase in professional service fees and the initiation of key experiments, and was partially offset by a decrease in stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $1,706,546, compared with $1,473,639 for the nine months ended September 30, 2009.  The increase in expense is due to an increase in professional service fees as well as an increase in executive compensation costs, and was partially offset by a decrease in stock and bonus compensation expense.

Gain on sale of technology.  Gain on sale of assets for the nine months ended September 30, 2010 was $-0- compared to $3,000,000 for the nine months ended September 30, 2009.  The gain recognized for the nine months ended September 30, 2009 is attributable to the sale of the Company’s stem cell technology program to Novartis for an upfront payment of $3,000,000.  As there was no cost basis associated with the stem cell assets on the Company’s financial statements, the entire upfront payment was recognized as a gain on sale.

Other income and expense, net.  Other income for the nine months ended September 30, 2010 was $-0- compared to $500,000 for the nine months ended September 30, 2009.  The other income for the nine months ended September 30, 2009 is attributable to the completion of the initial $500,000 technology transfer fee milestone pursuant to the terms of the stem cell technology acquisition agreement with Novartis.

Interest Expense.  Interest expense was $499,200 for the nine months ended September 30, 2010, compared to $122,529 for the nine months ended September 30, 2009.  The increase in interest expense was primarily related to the amortization of the remaining discount and deferred financing fees in connection with the June 23, 2010 conversion of the 10% Convertible Promissory Notes.

Interest Income.  Interest income was $1,395 for the nine months ended September 30, 2010, compared to $1,625 for the nine months ended September 30, 2009.  The decrease was due to the reduction in interest rates.

Net loss. We had a net loss for the nine months ended September 30, 2010 of $4,534,292, or $0.27 per share (basic and diluted), compared with a net loss of $279,982 or $0.02 per share (basic and diluted), for the nine months ended September 30, 2009. The increase in net loss is primarily due to the absence of the $3,000,000 gain on technology sale and $500,000 technology transfer fee milestone in the nine month period ended September 30, 2010 as compared to the nine months ended September 30, 2009 as well as increases in research and development, general and administrative, and interest expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of September 30, 2010, we had cash and cash equivalents of $4,733,445.

Our current burn rate is approximately $380,000 per month. We believe that while we have sufficient liquidity to support our operations, at current levels, through 2011, we will need to raise additional capital in the future to fund our current business plan and support our operations. We do not maintain any external lines of credit, or have commitments for equity funds, and should we need any additional capital in the future, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future. If we are unable to obtain additional funding for operations in the future, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the period ended September 30, 2010, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2010, Opexa issued 55,000 restricted shares of common stock to a consultant for professional services. The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

OPEXA THERAPEUTICS, INC.

Date: November 9, 2010	By:	/s/ Neil K. Warma
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