Form 10-Q
period 2011-03-31
Opexa Therapeutics, Inc.
filed 2011-05-06
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 Technology Forest Blvd.	76-0333165
(State or other jurisdiction of	The Woodlands, Texas 77381	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive	Identification No.)
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

As of May 1, 2011, there were 23,048,488 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(A development stage company)
For the Quarter Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$11,427,985	$3,812,535
Other current assets	113,774	85,525
Total current assets	11,541,759	3,898,060

Property & equipment, net of accumulated depreciation
of $1,139,191 and $1,109,558, respectively	980,358	815,958
Total assets	$12,522,117	$4,714,018

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$652,870	$358,837
Accounts payable - related parties	15,000	15,000
Accrued expenses	374,686	335,861
Current maturity of loan payable	17,970	35,607
Total current liabilities	1,060,526	745,305

Total liabilities	1,060,526	745,305

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
23,048,488 and 18,466,924 shares issued and outstanding	230,485	184,670
Additional paid in capital	107,251,222	98,496,382
Deficit accumulated during the development stage	(96,020,116)	(94,712,339)
Total stockholders' equity	11,461,591	3,968,713
Total liabilities and stockholders' equity	$12,522,117	$4,714,018

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2011	2010	March 31, 2011
Research and development	$685,161	$783,534	$67,523,998
General and administrative	592,058	484,425	25,794,864
Depreciation and amortization	29,634	49,646	1,165,863
Loss on disposal of assets	-	-	500,562
Operating loss	(1,306,853)	(1,317,605)	(94,985,287)

Interest income	211	185	1,357,696
Other income and expense, net	-	-	661,146
Gain (loss) on extinguishment of debt	-	-	1,612,440
Gain (loss) on derivative instruments	-	-	1,388,848
Gain on sale of technology	-	-	3,000,000
Interest expense	(1,135)	(105,075)	(9,054,959)
Net loss	$(1,307,777)	$(1,422,495)	$(96,020,116)

Basic and diluted loss per share	$(0.06)	$(0.09)

Weighted average shares outstanding	20,955,860	15,523,710

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2011	2010	March 31, 2011
Cash flows from operating activities
Net loss	$(1,307,777)	$(1,422,495)	$(96,020,116)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	87,028	-	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	51,166	6,752,698
Loss (Gain) on extinguishment of debt	-	-	(1,612,440)
Depreciation	29,634	49,646	1,165,863
Amortization of debt financing costs	-	19,173	524,378
Option expense	95,470	105,358	15,180,763
Loss on derivative instruments	-	-	(1,388,848)
Loss on disposition of fixed assets	-	-	500,562
Changes in:
Other current assets	(28,249)	(30,984)	(530,447)
Accounts payable - third parties and related parties	294,033	(121,286)	217,820
Accrued expenses	38,825	219,262	326,122
Net cash used in operating activities	(791,036)	(1,130,160)	(46,313,803)

Cash flows from investing activities
Purchase of property & equipment	(194,034)	-	(1,568,895)
Net cash used in investing activities	(194,034)	-	(1,568,895)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	8,618,157	-	49,072,488
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	56,966	1,248,588
Proceeds from debt	-	-	9,283,184
Repayments on notes payable	(17,637)	(16,352)	(293,252)
Net cash provided by financing activities	8,600,520	40,614	59,310,683

Net change in cash and cash equivalents	7,615,450	(1,089,546)	11,427,985
Cash and cash equivalents at beginning of period	3,812,535	8,181,582	-
Cash and cash equivalents at end of period	$11,427,985	$7,092,036	$11,427,985

Cash paid for:
Income tax	$-	$-	$-
Interest	1,135	$2,632	151,163

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	603,604
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	-	-	7,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:	-
Warrants	-	-	3,659,737
Beneficial conversion feature	-	-	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	587,609

See accompanying notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited interim financial statements of Opexa Therapeutics, Inc. (“Opexa”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K, have been omitted.

Note 2.  Cash and Cash Equivalents

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At March 31, 2011, Opexa invested approximately $11.3 million in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk.  For the three months ended March 31, 2011, the money market fund recognized an average market yield of 0.01%. Interest income of $211 was recognized for the three months ended March 31, 2011 in the statements of expenses.

Note 3.  Commitments and Contingencies

Stem Cell Technology Agreement

In 2009, Novartis Pharmaceuticals acquired Opexa’s stem cell technology platform, which had been in early preclinical development, and took over all future responsibilities and opportunities for this technology, although Opexa retains an option on certain manufacturing rights. As part of the transaction, Opexa was paid an upfront fee of $3 million and a milestone payment of $500,000 for certain technology transfer activities.  Opexa remains eligible to receive a second technology transfer milestone fee in addition to potential clinical and commercial milestones and royalty payments from the sale of any products resulting from the use of the technology.  However, there can be no assurance that Opexa will receive any future payments in respect of the stem cell technology.

Note 4.  Loan Payable

Loan payable consists of an equipment credit line of $250,000 with Wells Fargo Bank of which $17,970 was outstanding as of March 31, 2011. This loan has an interest rate of 7.61% per annum, matures in May 2011 and is secured by furniture and equipment purchased with the loan proceeds.  Payments are due and payable monthly until maturity.

Note 5. Equity

In January 2011, Opexa sold an aggregate of 384,759 shares of common stock under the Continuous Offering Program Agreement dated May 14, 2010 (the “ATM Agreement”) for net proceeds of $1,033,994. Under the ATM Agreement, prior to its termination as noted below, Opexa may sell an aggregate of up to 2,000,000 shares of common stock from time to time through the placement agent.  The placement agent may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering defined in Rule 415 of the Securities Act of 1933.  Sales may be made directly on the NASDAQ Stock Market or to or through a market maker.  The placement agent may also sell the common stock in privately negotiated transactions, subject to Opexa’s prior approval. Opexa will pay the placement agent a commission equal to 1% of the gross proceeds from the sale of common stock by it as agent under the ATM Agreement. The ATM Agreement may be terminated by either party at any time (without affecting any pending sale by the agent on behalf of Opexa).  Opexa paid compensation and fees totaling $10,826 to the placement agent with respect to the shares sold.  The ATM Agreement was subsequently terminated by Opexa on February 7, 2011.

In February 2011, Opexa sold an aggregate of 4,146,500 units in a public offering, with each unit consisting of one share of common stock and a warrant to purchase four-tenths (0.40) of a share of common stock, at a price to the public of $2.05 per unit, for gross proceeds of $8,500,325. The shares of common stock and warrants are immediately separable and were issued separately such that no units were issued. The warrants are exercisable immediately upon issuance, having a five-year term and an exercise price of $2.61 per share. The warrants have a fair value of $3,236,584 that was calculated using the Black-Scholes valuation model using the following assumptions:  (1) discount rate of 2.38%, (2) term of 5 years, (3) expected volatility of 197.60% and (4) zero expected dividends. The net proceeds to Opexa from this offering were approximately $7,584,163, after deducting underwriting discounts and commissions and other offering expenses. The offering closed on February 11, 2011.

Note 6.  Stock-Based Compensation

Restricted Shares

Pursuant to an agreement with a consultant for professional services, Opexa granted 50,305 restricted shares of common stock which were accounted for on March 19, 2011 pursuant to the relevant accounting rules.  These shares vested immediately and were issued on April 8, 2011 and have a fair value of $87,028 based on the share price at the grant date, which was recognized as share-based compensation expense for the three months ended March 31, 2011.

Stock Options

       The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of either incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”).  A total of 2,500,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the plan.  As of March 31, 2011, options to purchase an aggregate of 1,717,072 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the three months ended March 31, 2011, Opexa recognized share-based compensation expense of $95,470.  Unamortized stock compensation expense as of March 31, 2011 amounted to $587,408.

Stock Option Activity

         A summary of stock option activity for the three months ended March 31, 2011 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2011	1,542,072	$2.15
Granted	175,000	1.56
Exercised	-	-
Forfeited and canceled	-	-

Oustanding at March 31, 2011	1,717,072	$2.09	7.4	$770,385

Exercisable at March 31, 2011	1,331,739	$2.18	6.9	$734,802

Option awards are granted with an exercise price equal to the market price of Opexa’s stock at the date of issuance, generally have a ten-year life, and have various vesting dates that range from no vesting or partial vesting upon date of grant to full vesting on a specified date.  Opexa estimates the fair value of stock options using the Black-Scholes option-pricing model and records the compensation expense ratably over the service period.

Employee Options

During the three months ended March 31, 2011, options to purchase an aggregate of 175,000 shares were granted to employees, based on 2010 performance objectives, at an exercise price of $1.56.  These options have terms of 10 years and have a vesting schedule of three years.  Fair value of $268,451 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the three month period ended March 31, 2011 include (1) discount rate of 3.36%, (2) expected term of 6 years, (3) expected volatility of 192.44% and (4) zero expected dividends.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2011 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2011	11,459,576	$2.75
Granted	1,658,600	2.61
Exercised	-	-
Forfeited and canceled	-	-

Oustanding at March 31, 2011	13,118,176	$2.73	2.0	$1,661,327

Exercisable at March 31, 2011	13,118,176	$2.73	2.0	$1,661,327

       In connection with Opexa’s February 2011 public offering, as disclosed in Note 5, Opexa issued warrants to purchase an aggregate of 1,658,600 shares of common stock to the investors at an exercise price of $2.61 per share. These warrants have a term of five years and are immediately exercisable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.”  The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements.  In particular, these forward-looking statements may be found, among other places, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management's strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with: our capital position; our ability to enter into and benefit from a partnering arrangement for our product candidate, Tovaxin, on reasonably satisfactory terms (if at all), and our dependence (if partnered) on the resources and abilities of any partner for the further development of Tovaxin; our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our treatment development program and to undertake and complete a pivotal Phase III study in the United States for Tovaxin in RR-MS; the success of our clinical trials; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tovaxin); the risk of litigation regarding our intellectual property rights; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights transferred by us; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the Securities and Exchange Commission.  These forward-looking statements speak only as of the date of this report.  We assume no obligation or undertaking to update any forward-looking statements contained herein to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission.

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

Our lead product candidate, Tovaxin®, is a personalized T-cell therapeutic vaccine licensed from Baylor College of Medicine, which is in late-stage clinical development for the treatment of MS.

T-Cell Therapy

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

We estimated volatility by considering historical stock volatility. We have opted to use the simplified method for estimating expected term of options as equal to the midpoint between the vesting period and the contractual term.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2011 with the Three Months Ended March 31, 2010

Net Sales.  We recorded no commercial revenues for the three months ended March 31, 2011 and 2010.

Research and Development Expenses. Research and development expenses were $685,161 for the three months ended March 31, 2011, compared with $783,534 for the three months ended March 31, 2010. The decrease in expenses was primarily related to a decrease in the engagement of consultants, a decrease in the procurement and use of supplies in our laboratory, a reduction of stock compensation expense, and the reduction of expenses to recruit employees, and was partially offset by an increase of staff in preparation for increased development activities.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $592,058, compared with $484,425 for the three months ended March 31, 2010.  The increase in expense is due to an increase in stock compensation expense to employees and an increase in business development activities, and was partially offset by a decrease in legal expense costs.

          Interest Expense.  Interest expense was $1,135 for the three months ended March 31, 2011, compared to $105,075 for the three months ended March 31, 2010. The decrease in interest expense was primarily related to the amortized interest on the April and May 2009 convertible notes incurred in the first quarter of 2010 (these notes were converted to common stock in June 2010). Interest expense for the three months ended March 31, 2011 related solely to the financing costs on insurance policies and the loan payable on the equipment line.

Interest Income.  Interest income was $211 for the three months ended March 31, 2011, compared to $185 for the three months ended March 31, 2010.

Net loss. We had a net loss for the three months ended March 31, 2011 of approximately $1.31 million, or $0.06 per share (basic and diluted), compared with a net loss of approximately $1.42 million or $0.09 per share (basic and diluted) for the three months ended March 31, 2010. The decrease in net loss is primarily due to a decrease in professional fees and a decrease in the procurement and use of supplies in our laboratory, and was partially offset by an increase in stock compensation expense, an increase in business development activities, and an increase of staff in preparation for increased development activities.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2011, we had cash and cash equivalents of approximately $11.4 million.  Our financing activities generated $8.6 million for the three months ended March 31, 2011, compared to $40,614 for the same period of 2010.  The cash generated in the first quarter of 2011 was proceeds from the sale of our securities in two separate offerings.  During January 2011, we sold an aggregate of 384,759 shares of our common stock for net proceeds of $1,033,994 under an “at the market” continuous offering program pursuant to a prospectus supplement dated May 17, 2010. During February 2011, we raised net proceeds of approximately $7,584,163 through a public offering of common stock and warrants pursuant to a prospectus supplement dated February 8, 2011.

Our current burn rate, which is in the absence of any clinical trial but includes some preparation for initiation of a trial, is approximately $425,000 per month. While we believe we have sufficient liquidity to support our operations through 2011, we will need to raise additional capital in the future to fund our current business plan and support our operations.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report.  This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission, which is incorporated herein by reference.  Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements.  Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements, such as:

●
Our business is at an early stage of development. We are largely dependent on the success of our lead product candidate, Tovaxin, and we cannot be certain that Tovaxin will receive regulatory approval or be successfully commercialized.

●	We have a history of operating losses and do not expect to be profitable in the near future.

●
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

●
We will depend on strategic collaborations with third parties to develop and commercialize product candidates, such as Tovaxin, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

●
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

●
We will rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that may hamper our ability to successfully develop and commercialize any product candidate, including Tovaxin.

●	If we fail to identify and license or acquire other product candidates, we will not be able to expand our business over the long term.

●	We are dependent upon our management team and a small number of employees.

●	If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

●
Our current research and manufacturing facility is not large enough to manufacture product candidates, such as Tovaxin, for clinical trials or, if such clinical trials are successful, commercial applications.

●
If any product we may eventually have is not accepted by the market or if users of any such product are unable to obtain adequate coverage of and reimbursement for such product from government and other third-party payors, our revenues and profitability will suffer.

●
Any product candidate that we develop, such as Tovaxin, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

●	We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

●
Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products, such as Tovaxin.

●	If we are unable to obtain patent protection and other proprietary rights, our operations will be significantly harmed.

●
Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete.

●
A dispute concerning the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm our business.

●	We are subject to stringent regulation of our product candidates, such as Tovaxin, which could delay development and commercialization.

●
We may need to change our business practices to comply with health care fraud and abuse regulations, and our failure to comply with such laws could adversely affect our business, financial condition and results of operations.

●	If our competitors develop and market products that are more effective than our product candidates, they may reduce or eliminate our commercial opportunities.

●	Rapid technological change could make our products obsolete.

●	Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

●	Health care reform measures could adversely affect our business.

●
There is currently a limited market for our securities, and any trading market that exists in our securities may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

●	Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.

●	As our share price is volatile, holders may not be able to resell our shares at a profit or at all.

●	We may be or become the target of securities litigation, which is costly and time-consuming to defend.

●	Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority stockholders.

●	Future sales of our common stock in the public market could lower our stock price.

●	We presently do not intend to pay cash dividends on our common stock.

●	Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

●
We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

●	Our management has significant flexibility in using the net proceeds of the February 2011 public offering.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

 Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description

4.1	Form of Series H Warrant issued by the Company on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  __________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 6, 2011	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

4.1	Form of Series H Warrant issued by the Company on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  __________________
*	Filed herewith