Form 10-Q
period 2011-09-30
Opexa Therapeutics, Inc.
filed 2011-11-04
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011

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

As of October 31, 2011, there were 23,048,488 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$8,639,856	$3,812,535
Other current assets	105,645	85,525
Total current assets	8,745,501	3,898,060

Property & equipment, net of accumulated depreciation
of $1,222,758 and $1,109,558, respectively	953,219	815,958
Total assets	$9,698,720	$4,714,018

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$429,565	$358,837
Accounts payable - related parties	15,000	15,000
Accrued expenses	285,885	335,861
Current maturity of loan payable	-	35,607
Total current liabilities	730,450	745,305

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
23,048,488 and 18,466,924 shares issued and outstanding	230,485	184,670
Additional paid in capital	107,541,563	98,496,382
Deficit accumulated during the development stage	(98,803,778)	(94,712,339)
Total stockholders' equity	8,968,270	3,968,713
Total liabilities and stockholders' equity	$9,698,720	$4,714,018

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
Research and development	$654,772	$625,282	$2,194,141	$2,193,919	$69,032,978
General and administrative	584,794	626,697	1,737,686	1,706,546	26,940,492
Depreciation and amortization	56,888	37,647	157,254	136,022	1,293,483
Loss on disposal of assets	413	-	413	-	500,975
Operating loss	(1,296,867)	(1,289,626)	(4,089,494)	(4,036,487)	(97,767,928)

Interest income	227	815	698	1,395	1,358,183
Other income and expense, net	-	-	-	-	661,146
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain (loss) on derivative instruments	-	-	-	-	1,388,848
Gain on sale of technology	-	-	-	-	3,000,000
Interest expense	(638)	(2,004)	(2,643)	(499,200)	(9,056,467)
Net loss	$(1,297,278)	$(1,290,815)	$(4,091,439)	$(4,534,292)	$(98,803,778)

Basic and diluted loss per share	$(0.06)	$(0.07)	$(0.18)	$(0.27)	N/A

Weighted average shares outstanding	23,048,488	18,421,600	22,358,611	16,601,503	N/A

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended		Inception
	September 30,		through
	2011	2010	September 30, 2011
Cash flows from operating activities
Net loss	$(4,091,439)	$(4,534,292)	$(98,803,778)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	87,028	64,350	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	314,749	6,752,698
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	157,254	136,022	1,293,483
Amortization of debt financing costs	-	108,117	524,378
Option expense	385,811	414,753	15,471,104
Gain on derivative instruments	-	-	(1,388,848)
Loss on disposition of fixed assets	413	-	500,975
Changes in:
Other current assets	(20,120)	33,498	(522,318)
Accounts payable - third parties and related parties	59,817	(140,280)	(16,396)
Accrued expenses	(49,976)	95,316	237,321
Net cash used in operating activities	(3,471,212)	(3,507,767)	(48,993,979)

Cash flows from investing activities
Purchase of property & equipment	(284,017)	-	(1,658,878)
Net cash used in investing activities	(284,017)	-	(1,658,878)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	8,618,157	-	49,072,488
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	109,641	1,248,588
Proceeds from debt	-	-	9,283,184
Repayments on notes payable	(35,607)	(50,011)	(311,222)
Net cash provided by financing activities	8,582,550	59,630	59,292,713

Net change in cash and cash equivalents	4,827,321	(3,448,137)	8,639,856
Cash and cash equivalents at beginning of period	3,812,535	8,181,582	-
Cash and cash equivalents at end of period	$8,639,856	$4,733,445	$8,639,856

Cash paid for:
Income tax	$-	$-	$-
Interest	2,643	85,043	152,033

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	78,091	603,604
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	-	1,302,000	7,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:	-	-
Warrants	-	-	3,659,737
Beneficial conversion feature	-	-	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	587,609
Unpaid additions to property and equipment	10,911	-	10,911

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

At September 30, 2011, Opexa invested approximately $8.2 million in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. For the nine months ended September 30, 2011, the money market fund recognized an average market yield of 0.01%. Interest income of $227 and $698 was recognized for the three and nine months ended September 30, 2011, respectively, in the statements of expenses.

Note 3.  Commitments and Contingencies

Stem Cell Technology Agreement

In 2009, Novartis Pharmaceuticals acquired Opexa’s stem cell technology platform, which had been in early preclinical development, and took over all future responsibilities and opportunities for this technology, although Opexa retained an option on certain manufacturing rights. As part of the transaction, Opexa was paid an upfront fee of $3 million and a milestone payment of $500,000 for certain technology transfer activities. Opexa remained eligible to receive a second technology transfer milestone fee in addition to potential clinical and commercial milestones and royalty payments from the sale of any products resulting from the use of the technology.

As further described below in Note 6 (Subsequent Events), on November 2, 2011, Opexa re-acquired the stem cell assets transferred to Novartis in exchange for a release with respect to any further payment obligations owed to Opexa by Novartis, including the remaining $500,000 technology transfer milestone payment.  A related license agreement with the University of Chicago was also assigned back to Opexa.

Note 4. Equity

In January 2011, Opexa sold an aggregate of 384,759 shares of common stock under the Continuous Offering Program Agreement dated May 14, 2010 (the “ATM Agreement”) for net proceeds of $1,033,994. Opexa paid compensation and fees totaling $10,826 to the placement agent with respect to the shares sold.  The ATM Agreement was subsequently terminated by Opexa on February 7, 2011.

In February 2011, Opexa sold an aggregate of 4,146,500 units in a public offering, with each unit consisting of one share of common stock and a warrant to purchase four-tenths (0.40) of a share of common stock, at a price to the public of $2.05 per unit, for gross proceeds of $8,500,325. The shares of common stock and warrants were immediately separable and were issued separately such that no units were issued. The warrants were exercisable immediately upon issuance, having a five-year term and an exercise price of $2.61 per share. The warrants have a fair value of $3,236,584 that was calculated using the Black-Scholes valuation model with the following assumptions:  (1) discount rate of 2.38%, (2) term of 5 years, (3) expected volatility of 197.60% and (4) zero expected dividends. The net proceeds to Opexa from this offering were approximately $7,584,163, after deducting underwriting discounts and commissions and other offering expenses. The offering closed on February 11, 2011.

Note 5.  Stock-Based Compensation

Restricted Shares

Pursuant to an agreement with a consultant for professional services, Opexa granted 50,305 restricted shares of common stock which were accounted for on March 19, 2011 pursuant to the relevant accounting rules. These shares vested immediately and were issued on April 8, 2011 and have a fair value of $87,028 based on the share price at the grant date, which was recognized as share-based compensation expense for the nine months ended September 30, 2011.

Stock Options

      The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 2,500,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of September 30, 2011, options to purchase an aggregate of 1,739,072 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the nine months ended September 30, 2011, Opexa recognized option expense of $385,811. Unamortized stock compensation expense as of September 30, 2011 amounted to $457,009.

Stock Option Activity

         A summary of stock option activity for the nine months ended September 30, 2011 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2011	1,542,072	$2.15
Granted	272,000	1.64
Exercised	-	-
Forfeited and canceled	(75,000)	5.00

Outstanding at September 30, 2011	1,739,072	$1.94	7.4	$324,513

Exercisable at September 30, 2011	1,419,739	$1.98	7.0	$324,513

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

Employee Options

During the nine months ended September 30, 2011, options to purchase an aggregate of 175,000 shares were granted to employees, based on 2010 performance objectives, at an exercise price of $1.56. These options have terms of 10 years and have a vesting schedule of three years. Fair value of $268,451 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued during the nine month period ended September 30, 2011 include (1) discount rate of 3.36%, (2) expected term of 6 years, (3) expected volatility of 192.44% and (4) zero expected dividends.

Non-Employee Options

During the nine months ended September 30, 2011, options to purchase an aggregate of 82,000 shares were granted to non-employee directors for service on Opexa’s Board at an exercise price of $1.78. Options to purchase an aggregate of 40,000 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting in one year from the date of grant. Options to purchase the remaining 42,000 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2011. Fair value of $142,877 was calculated using the Black-Scholes option-pricing model.

During the nine months ended September 30, 2011, an option to purchase 15,000 shares was granted to a consultant at an exercise price of $1.78. This option has a term of 10 years, with 50% of the shares vesting immediately and 50% vesting on December 31, 2011. Fair value of $26,136 was calculated using the Black-Scholes option-pricing model.

Variables used in the Black-Scholes option-pricing model for the non-employee options issued during the nine months ended September 30, 2011 include (1) discount rate of 3.50%, (2) expected term of 5.3 years, (3) expected volatility of 198.22% and (4) zero expected dividends.

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2011 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2011	11,459,576	$2.75
Granted	1,658,600	2.61
Exercised	-	-
Forfeited and canceled	(2,687,890)	5.93

Outstanding at September 30, 2011	10,430,286	$1.90	2.0	$733,987

Exercisable at September 30, 2011	10,430,286	$1.90	2.0	$733,987

In connection with Opexa’s February 2011 public offering, as disclosed in Note 4, Opexa issued warrants to purchase an aggregate of 1,658,600 shares of common stock to the investors at an exercise price of $2.61 per share. These warrants have a term of five years and are immediately exercisable.

Note 6.  Subsequent Events

On October 27, 2011, Opexa granted ten-year options to a non-employee director to purchase an aggregate of 23,423 shares of common stock at an exercise price of $1.05. Of such options, 20,000 shares vest one-third immediately and the remaining two-thirds on the first and second anniversary of the grant date, and 1,667 shares vest one-half immediately and one-half on April 5, 2011.  The remaining 1,756 option shares vest one-half immediately and one-half on December 31, 2011, and the options expire on the earlier of ten years or a change in control of the Company.

On November 2, 2011, Opexa entered into an Assignment Agreement and General Release with Novartis by which Opexa re-acquired certain novel stem cell technology assets previously transferred to Novartis pursuant to an Asset Purchase Agreement dated August 6, 2009.  Novartis recently advised Opexa that the advancement of the stem cell program was no longer a priority for Novartis, and that Novartis was willing to transfer the assets back to Opexa in exchange for a release with respect to any further payment obligations owed to Opexa by Novartis, including the remaining $500,000 technology transfer milestone payment.  In connection with the re-acquisition of the stem cell assets from Novartis, a related license agreement with the University of Chicago was assigned back to Opexa.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2011.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements.  In particular, these forward-looking statements may be found, among other places, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management's strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with: our capital position; our ability to enter into and benefit from a partnering arrangement for our product candidate, Tovaxin, on reasonably satisfactory terms (if at all), and our dependence (if partnered) on the resources and abilities of any partner for the further development of Tovaxin; our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our treatment development program and to undertake and complete any further clinical studies of Tovaxin; the success of our clinical trials; the efficacy of Tovaxin for any particular indication, such as for RR-MS or SP-MS; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tovaxin); the risk of litigation regarding our intellectual property rights; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights transferred by us; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update any forward-looking statements contained herein to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission.

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

Our late-2010 discussions with the FDA consisted of two separate meetings to review both the complete Tovaxin manufacturing process as well as the prospective clinical trial plan for Tovaxin. The first meeting focused on the improvements and modifications we have incorporated into Tovaxin’s manufacturing and CMC (chemistry, manufacturing and control) process in an effort to improve efficiency, reduce overall costs and implement commercial stage requirements.  As part of this meeting, we presented data and details supporting an optimized manufacturing process, including a transition to fewer process steps, comparability plans and complete reagent profiles. The FDA agreed that the optimized Tovaxin manufacturing process would meet the requirements for a pivotal Phase III clinical trial, although additional supporting data is expected to be submitted to the FDA prior to initiating such a study.

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

We are currently advancing with necessary preparations to be able to initiate pivotal trials in RR-MS and are exploring trial designs for a potential Phase II clinical study in SP-MS. As there remain very limited treatment options for patients with progressive forms of MS, the substantial unmet medical need has increased the urgency to develop new treatments for these patients and, subsequently, our interest in advancing Tovaxin in SP-MS. We believe Tovaxin is well positioned in both RR-MS and SP-MS indications, with demonstrated safety and promising clinical efficacy across a broad spectrum of MS patients. Prior to initiating any clinical study, however, we will need to secure additional resources. Unless we are able to secure at least a substantial portion of the resources necessary to complete a clinical study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we will likely not proceed with the initiation of any such study.

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

Stem Cell Therapy

In 2009, Novartis Pharmaceuticals acquired our stem cell technology platform, which had been in early preclinical development, and took over all future responsibilities and opportunities for this technology, although we retained an option on certain manufacturing rights. As part of the transaction, we were paid an upfront fee of $3 million and a milestone payment of $500,000 for certain technology transfer activities. We remained eligible to receive a second technology transfer milestone fee in addition to potential clinical and commercial milestones and royalty payments from the sale of any products resulting from the use of the technology.

On November 2, 2011, we entered into an Assignment Agreement and General Release with Novartis by which we re-acquired certain novel stem cell technology assets previously transferred to Novartis pursuant to an Asset Purchase Agreement dated August 6, 2009.  Novartis recently advised us that the advancement of the stem cell program was no longer a priority for Novartis, and that Novartis was willing to transfer the assets back to us in exchange for a release with respect to any further payment obligations owed to us by Novartis, including the remaining $500,000 technology transfer milestone payment.  In connection with the re-acquisition of the stem cell assets from Novartis, a related license agreement with the University of Chicago was assigned back to us.  Opexa and the University of Chicago entered into a Fourth Amended and Restated License Agreement in connection with such assignment to Opexa.

Preliminary data for this technology, which had been in early preclinical development at Opexa prior to the 2009 sale, showed the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2011 with the Three Months Ended September 30, 2010

Net Sales.  We recorded no commercial revenues for the three months ended September 30, 2011 and 2010.

Research and Development Expenses. Research and development expenses were $654,772 for the three months ended September 30, 2011, compared with $625,282 for the three months ended September 30, 2010. The increase in expenses is primarily related to an increase of staff to conduct increased development activities, an increase in the procurement and use of supplies used in our laboratory and an increase in maintenance and utilities costs due to increased activity in our laboratory, and was partially offset by a decrease in the engagement of consultants and a write-off of certain legal fees related to intellectual property matters.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 were $584,794, compared with $626,697 for the three months ended September 30, 2010. The decrease in expense is due to a decrease in compensation expense, and was partially offset by an increase in business development expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2011 were $56,888, compared with $37,647 for the three months ended September 30, 2010. The increase in expense is due to an increase in depreciation for facility build-out costs incurred during the first half of 2011, an increase in depreciation for laboratory and manufacturing equipment acquired during 2011 to support increased development activities and an increase in depreciation for information technology equipment to replace and upgrade obsolete equipment.

Interest Expense.  Interest expense was $638 for the three months ended September 30, 2011, compared to $2,004 for the three months ended September 30, 2010.

Interest Income.  Interest income was $227 for the three months ended September 30, 2011, compared to $815 for the three months ended September 30, 2010.

Net loss. We had a net loss for the three months ended September 30, 2011 of approximately $1.30 million, or $0.06 per share (basic and diluted), compared with a net loss of approximately $1.29 million or $0.07 per share (basic and diluted) for the three months ended September 30, 2010. The increase in net loss is primarily due to an increase of staff, lab supplies and maintenance and utilities costs to support increased development activities, an increase in business development expenses, and an increase in depreciation for facility build-out costs and lab, manufacturing and information technology equipment, which was partially offset by a decrease in the engagement of consultants, a write-off of certain legal fees and a decrease in compensation expense.

Comparison of the Nine Months Ended September 30, 2011 with the Nine Months Ended September 30, 2010

Net Sales.  We recorded no commercial revenues for the nine months ended September 30, 2011 and 2010.

Research and Development Expenses. Research and development expenses were $2,194,141 for the nine months ended September 30, 2011, compared with $2,193,919 for the nine months ended September 30, 2010. The increase in expenses is primarily related to an increase of staff to conduct increased development activities and an increase in maintenance and utilities costs due to increased activity in our laboratory, and was partially offset by a decrease in the engagement of consultants.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 were $1,737,686, compared with $1,706,546 for the nine months ended September 30, 2010. The increase in expense is due to costs associated with increased investor relations outreach, an increase in business development costs and an increase in stock compensation expense, and was partially offset by a decrease in legal costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2011 were $157,254, compared with $136,022 for the nine months ended September 30, 2010. The increase in expense is due to an increase in depreciation for facility build-out costs incurred during the first half of 2011, an increase in depreciation for laboratory and manufacturing equipment acquired during 2011 to support increased development activities and an increase in depreciation for information technology equipment to replace and upgrade obsolete equipment.

Interest Expense.  Interest expense was $2,643 for the nine months ended September 30, 2011, compared to $499,200 for the nine months ended September 30, 2010. The decrease in interest expense is primarily related to the amortized interest incurred during the first half of 2010 and the amortization of the remaining discount and deferred financing fees in conjunction with the June 23, 2010 conversion of the 10% Convertible Promissory Notes (these notes were converted to common stock in June 2010). Interest expense for the nine months ended September 30, 2011 related solely to the financing costs on insurance policies and the loan payable on an equipment line.

Interest Income.  Interest income was $698 for the nine months ended September 30, 2011, compared to $1,395 for the nine months ended September 30, 2010.

Net loss. We had a net loss for the nine months ended September 30, 2011 of approximately $4.09 million, or $0.18 per share (basic and diluted), compared with a net loss of approximately $4.53 million, or $0.27 per share (basic and diluted), for the nine months ended September 30, 2010. The decrease in net loss is primarily due to a decrease in interest expense, a decrease in professional fees, and was partially offset by an increase in staff, maintenance, and utilities costs for increased development activities, an increase in business development and investor outreach activity costs, an increase in stock compensation expense and an increase in depreciation expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of September 30, 2011, we had cash and cash equivalents of approximately $8.6 million. Our financing activities generated $8.6 million for the nine months ended September 30, 2011, compared to $59,630 for the same period of 2010. The cash generated in the first nine months of 2011 was proceeds from the sale of our securities in two separate offerings. During January 2011, we sold an aggregate of 384,759 shares of our common stock for net proceeds of $1,033,994 under an “at the market” continuous offering program pursuant to a prospectus supplement dated May 17, 2010. During February 2011, we raised net proceeds of $7,584,163 through a public offering of common stock and warrants pursuant to a prospectus supplement dated February 8, 2011.

Our current burn rate, which is in the absence of any clinical trial but includes some preparation for initiation of a trial, is approximately $450,000 per month. While we believe we have sufficient liquidity to support our operations through 2012, we will need to raise additional capital in the future to fund our current business plan and support our operations.

We are currently advancing with necessary preparations to be able to initiate pivotal trials in RR-MS and are exploring trial designs for a potential Phase II clinical study in SP-MS. As there remain very limited treatment options for patients with progressive forms of MS, the substantial unmet medical need has increased the urgency to develop new treatments for these patients and, subsequently, our interest in advancing Tovaxin in SP-MS. We believe Tovaxin is well positioned in both RR-MS and SP-MS indications, with demonstrated safety and promising clinical efficacy across a broad spectrum of MS patients. Prior to initiating any clinical study, however, we will need to secure additional resources.  Unless we are able to secure at least a substantial portion of the resources necessary to complete a clinical study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we will likely not proceed with the initiation of any such study.  Given our need for substantial amounts of capital to conduct a clinical study, we are continuing to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to fund such a study and to support our operations during the pendency of such study. In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company. There can be no assurance that any such financing or partnering arrangement can be consummated on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine months ended September, 2011, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information.

On November 2, 2011, we entered into an Assignment Agreement and General Release with Novartis by which we re-acquired certain novel stem cell technology assets previously transferred to Novartis pursuant to an Asset Purchase Agreement dated August 6, 2009.  Preliminary data for this technology, which had been in early preclinical development at Opexa prior to the 2009 sale, showed the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells.  Under the terms of the 2009 agreement with Novartis:  (i) Novartis acquired the stem cell technology platform including all future responsibilities and opportunities for this technology, although we retained an option on certain manufacturing rights; (ii) we were paid an upfront fee of $3 million and a milestone payment of $500,000 for certain technology transfer activities; and (iii) we remained eligible to receive a second technology transfer milestone fee in addition to potential clinical and commercial milestones and royalty payments from the sale of any products resulting from the use of the technology.

Novartis recently advised us that the advancement of the stem cell program was no longer a priority for Novartis, and that Novartis was willing to transfer the assets back to us in exchange for a release with respect to any further payment obligations owed to us by Novartis, including the remaining $500,000 technology transfer milestone payment.  In connection with the re-acquisition of the stem cell assets, a related license agreement with the University of Chicago was assigned back to us.  Opexa and the University of Chicago entered into a Fourth Amended and Restated License Agreement in connection with such assignment to Opexa.

The foregoing description is qualified in its entirety by reference to the terms and conditions of the (i) Assignment Agreement and General Release and (ii) Fourth Amended and Restated License Agreement, copies of which are filed as exhibits hereto and incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description

10.1*	Assignment Agreement and General Release, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and Novartis Institutes for BioMedical Research, Inc.

10.2*	Fourth Amended and Restated License Agreement, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and the University of Chicago.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Balance Sheets; (ii) Statements of Expenses; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

__________________

*	Filed herewith

+	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: November 4, 2011	By:	/s/ Neil K. Warma
Neil K. Warma
President and Chief Executive Officer
(Principal Executive Officer)
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Assignment Agreement and General Release, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and Novartis Institutes for BioMedical Research, Inc.

10.2*	Fourth Amended and Restated License Agreement, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and the University of Chicago.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Balance Sheets; (ii) Statements of Expenses; (iii) Statements of Cash Flows; and (iv) Notes to Financial Statements.

__________________

*	Filed herewith

+	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”