Form 10-K
period 2011-12-31
Opexa Therapeutics, Inc.
filed 2012-02-27
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 based upon the closing price as of such date was $28,516,172.

As of February 15, 2012, 23,048,488 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Table of Contents

Tovaxin® is a trademark of Opexa Therapeutics, Inc.  All other product and company names are trademarks of their respective owner.

i

Forward Looking Statements

Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. In particular, these forward-looking statements may be found, among other places, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with: our capital position, our ability to enter into and benefit from a partnering arrangement for our product candidate, Tovaxin, on reasonably satisfactory terms (if at all), and our dependence (if partnered) on the resources and abilities of any partner for the further development of Tovaxin, our ability to compete with larger, better financed pharmaceutical and biotechnology companies, new approaches to the treatment of our targeted diseases, our expectation of incurring continued losses, our uncertainty of developing a marketable product, our ability to raise additional capital to continue our treatment development program and to undertake and complete any further clinical studies for Tovaxin, the success of our clinical trials, the efficacy of Tovaxin for any particular indication, such as for RR-MS or SP-MS, our ability to develop and commercialize products, our ability to obtain required regulatory approvals, our compliance with all Food and Drug Administration regulations, our ability to obtain, maintain and protect intellectual property rights (including for Tovaxin), the risk of litigation regarding our intellectual property rights, the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer, our limited manufacturing capabilities, our dependence on third-party manufacturers, our ability to hire and retain skilled personnel, our volatile stock price, and other risks detailed in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update or revise any forward-looking statements contained herein to reflect any changes in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the SEC.

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

T-Cell Therapy and Tovaxin®

Tovaxin® is a novel T-cell immunotherapy positioned to enter Phase IIb clinical development for the treatment of secondary progressive MS (SP-MS) as well as Phase III clinical development for the treatment of relapsing remitting MS (RR-MS). It is a personalized therapy that is specifically tailored to each patient’s disease profile. Tovaxin is manufactured using our proprietary method for the production of a patient-specific T-cell immunotherapy, which encompasses the collection of blood from the MS patient, isolation of peripheral blood mononuclear cells, generation of an autologous pool of myelin-reactive T-cells (MRTCs) raised against selected peptides from myelin basic protein (MBP), myelin oligodendrocyte glycoprotein (MOG) and proteolipid protein (PLP), and the return of these expanded, irradiated T-cells back to the patient.  These attenuated T-cells are reintroduced into the patient via subcutaneous injection to trigger a therapeutic immune system response.

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

•
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

•
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

T-Cell Therapy Regulatory and Development Status

In late 2010, we conducted formal End of Phase II meetings with the FDA regarding our planned development program for Tovaxin. These consisted of two separate meetings to review both the complete Tovaxin manufacturing process as well as the prospective clinical trial plan for Tovaxin.  The first meeting focused on the improvements and modifications we have incorporated into Tovaxin’s manufacturing and CMC (chemistry, manufacturing and control) process in an effort to improve efficiency, reduce overall costs and implement commercial stage requirements.  As part of this meeting, we presented data and details supporting an optimized manufacturing process, including a transition to fewer process steps, comparability plans and complete reagent profiles.  The FDA agreed that the optimized Tovaxin manufacturing process would meet the requirements for a pivotal Phase III clinical trial, although additional supporting data is expected to be submitted to the FDA prior to initiating such a study.

During the second meeting we presented our rationale and trial design for a Phase III pivotal study of Tovaxin in RR-MS patients.  The FDA concurred in general with our proposed clinical trial protocol, including the patient population, end points, patient numbers and overall trial design.  The FDA also offered several recommendations to further enhance such a Phase III trial in RR-MS.

In 2011, we submitted our data, rationale and additional background information to support the SP-MS indication. Upon review of the dossier, the FDA granted us Fast Track designation for Tovaxin in SP-MS. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical need. SP-MS is characterized by a steady accrual of irreversible disability, despite, in some cases, reversible relapses, remissions or clinical plateau. Only one product is currently approved in the United States specifically for the indication of SP-MS, and we believe that a significant unmet need exists for the safe and effective treatment of SP-MS.

Based on this positive FDA milestone, our encouraging data in SP-MS and supportive discussions with key opinion leaders, clinicians and patients, we have accelerated our plans for SP-MS and are currently planning to initiate a Phase IIb clinical trial of Tovaxin in SP-MS patients, subject to securing the necessary resources to conduct such a trial. We also remain committed to further advancing Tovaxin in RR-MS at a later date. For Opexa, moving forward in progressive MS, an area which we believe represents a higher unmet medical need, could further differentiate the Company and Tovaxin from other MS treatments.

A Phase IIb clinical study in North America of Tovaxin in SP-MS is expected to involve 180 patients and take approximately three years to complete. If we are able to commence such a study in the first half of 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million.  Our existing resources are not adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patient) or to complete such study or any significant portion of it.  Unless we secure at least a substantial portion of the additional resources that will be necessary to complete the planned Phase IIb study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we would likely not proceed with the initiation of such study.

Given our need for substantial amounts of capital to undertake a Phase IIb clinical study in North America of Tovaxin in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to complete the planned Phase IIb study and to support our operations during the pendency of such study.  In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company.  There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers and other relevant peptides to be used to treat MS patients.

Stem Cell Therapy

In 2009, Novartis Pharmaceuticals acquired our stem cell technology platform and took over all future responsibilities and opportunities for this technology, although we retained an option on certain manufacturing rights. As part of the transaction, we were paid an upfront fee of $3 million and a milestone payment of $500,000 for certain technology transfer activities.   Preliminary data for this technology, which had been in early preclinical development at Opexa prior to the 2009 sale, has shown the potential to generate monocyte derived islet cells from peripheral blood mononuclear cells.

In November 2011, we re-acquired the stem cell assets from Novartis in consideration for releasing Novartis from any further payment obligations owed to Opexa by Novartis, including the remaining $0.5 million technology transfer milestone payment.  Novartis had advised us that the advancement of the stem cell program was no longer a priority for Novartis, and that Novartis was willing to transfer the assets back to us in exchange for the release.  In connection with the re-acquisition of the stem cell assets from Novartis, a related license agreement with the University of Chicago was assigned back to us. Opexa and the University of Chicago entered into a Fourth Amended and Restated License Agreement in connection with such assignment to Opexa.

Our T-Cell Platform

Multiple Sclerosis—Background

Multiple sclerosis is a chronic, often disabling disease that attacks the central nervous system (CNS), which is made up of the brain, spinal cord, and optic nerves. Symptoms may be mild, such as numbness in the limbs, or severe, such as paralysis or loss of vision. The progress, severity and specific symptoms of MS are unpredictable and vary from one person to another. There are approximately 450,000 MS patients in North America and an estimated 2.5 million patients worldwide. Of these, approximately 85% have RR-MS, one-half of whom will develop steadily progressive disease, SP-MS, within 10 years, increasing to 90% within 25 years of MS diagnosis.  The MS drug market was approximately $11 billion in 2010 and is forecasted to reach as much as $16 billion by 2015.

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

Some subjects, who have the appropriate genetic background, have increased susceptibility for the in vivo activation and expansion of myelin autoreactive T-cells. These myelin autoreactive T-cells may remain dormant, but at some point they are activated in the periphery, thus enabling them to cross the blood-brain barrier (BBB) and infiltrate the healthy tissue of the brain and spinal cord. The cascade of pathogenic events leads to demyelination of protrusions from nerve cells called axons, which causes nerve impulse transmissions to diffuse into the tissue resulting in disability to the individual.

SP-MS Overview

SP-MS is characterized by a steady accrual of irreversible disability, despite, in some cases, reversible relapses, remissions, or clinical plateaus. Older age at onset of MS diagnosis is the strongest predictor of conversion to SP-MS. Males have a shorter time to conversion to SP-MS compared with females. Available immunomodulating and immunosuppressive therapies used for RR-MS have not been effective in SP-MS. In clinical trials, these therapies have demonstrated anti-inflammatory properties as measured by the reduction in number and volume of contrast-enhancing or acutely inflammatory CNS lesions most commonly seen in patients with RR-MS. The typical SP-MS patient, however, has little or no radiographic evidence of acute inflammation. It is a striking observation that contrast-enhancing CNS lesions are uncommon among these patients, despite a clearly deteriorating neurologic course. The lack of effect of conventional MS therapeutics in SP-MS suggests that the relentless cerebral deterioration characterizing progressive disease may be driven by factors other than acute inflammation. For instance, the immunopathology of SP-MS is more consistent with a transition to a chronic T-cell dependent inflammatory type, which may encompass the innate immune response and persistent activation of microglia cells. Radiographic features that stand out among patients with SP-MS include significantly more atrophy of gray matter compared with RR-MS patients. Of note, long-term disability in MS in general is more closely correlated to gray matter atrophy than to white matter inflammation. Such atrophy is highly predictive of progressive clinical disability. Both clinically and radiographically, SP-MS represents a disease process with features strikingly distinct from those of RR-MS, and one with extremely limited treatment options.

Current Treatment Options for SP-MS

Only one product, mitoxantrone, is currently approved for the indication of SP-MS. However, as of 2005, this drug carries a black box warning, due to significant risks of decreased systolic function, heart failure, and leukemia. The American Academy of Neurology has issued a report indicating that these risks are even higher than suggested in the original report leading to the black box warning. Hence, a safe and effective treatment for SPMS remains a significant unmet medical need.

Tovaxin Clinical Overview in SP-MS

A total of 142 MS patients have received Tovaxin to date, with no drug-related serious adverse events reported and an excellent overall safety profile. Clinical benefit of Tovaxin has been suggested by a reduction in relapse rate, slowing of disability progression and relative preservation of whole brain volume. Tovaxin has been administered to a total of 36 subjects with SP-MS across three clinical studies. Safety results as well as preliminary data suggesting stabilized or improved disability among SP-MS subjects receiving Tovaxin suggests that further development of this product in SP-MS is warranted.

Tovaxin for MS

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

Personalized Therapy

The clinical symptoms of MS are the result of an immune attack against the myelin sheaths that insulate nerves in the brain and spinal cord that constitute the CNS.  A subset of white cells, called T-cells, is the primary orchestrator of this immunity. Tovaxin is an immunotherapy representing an enriched source of the patient’s own MRTCs that are used to invoke a protective response to limit further damage to the myelin sheaths within the patient’s CNS.  Immunity to myelin in terms of the specificity of T-cells for myelin proteins varies between individuals.  Therefore, Tovaxin is further personalized by screening the immune response, and detecting those proteins that are preferentially targeted by T-cells on a per patient basis.  This is achieved using protein fragments, called peptides, from the three major myelin proteins (MOG, MBP and PLP) as targets to finely map immunity to myelin.  A limited number of peptides are chosen to which immunity appears greatest, and the Tovaxin product is manufactured against these peptides.  Thus Tovaxin is not only manufactured for each patient, but it is also tailored against each patient’s personalized T-cell immune response to myelin.  In preparing Tovaxin for a patient, the patient-specific MRTCs are expanded from a unit of whole blood using the selected myelin peptides in the presence of growth factors.  Once sufficient numbers of T-cells have been propagated to support the clinical dosing regimen, they are frozen down as individual Tovaxin doses.  Prior to clinical use, a frozen Tovaxin dose is thawed, formulated, and attenuated (by irradiation) to render the T-cells unable to replicate, but viable for therapy. After quality control and quality assurance, each dose is shipped overnight to the clinical site for administration over a defined schedule of five subcutaneous injections. Patients will be treated with a new vaccine series (five subcutaneous injections) each year based on their altered disease profile or epitope shift.

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

Our patent portfolio tracks our scientific development programs in autoimmune disease treatments, with an initial focus on MS. We believe that our scientific platform is adaptable in that any disease with known specific antigens, such as Rheumatoid Arthritis, may be a candidate for treatment, and we believe that our patent strategy is readily extendable to address these additional indications.

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

•
Phase III trials are undertaken to develop additional safety and efficacy information from an expanded patient population, generally at multiple study sites. This information obtained is used to develop a better understanding of the risks and benefits of the product candidate and to determine appropriate labeling for use.

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

Research and Development

Research and development expenses for the year ended December 31, 2011 were approximately $3.3 million, mainly reflecting the costs of preparation for the next clinical trial for Tovaxin in MS.  Research and development expenses for the year ended December 31, 2010 were approximately $2.6 million, mainly reflecting the costs of key laboratory experiments and manufacturing process enhancements in preparation for the next clinical trial for Tovaxin.

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

Employees

As of January 31, 2012, we had 19 full-time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Our business is at an early stage of development.  We do not have any product candidates that have completed late-stage clinical trials nor do we have any products on the market.  We have only one product candidate, Tovaxin, which has progressed to the stage of being studied in human clinical trials in the United States.  We are still in the very early stages of identifying and conducting research on any other potential products.  Tovaxin, and any other potential products, will require regulatory approval prior to marketing in the United States and other countries.  Obtaining such approval requires significant research and development and preclinical and clinical testing.  We may not be able to develop any products, to obtain regulatory approvals, to continue clinical development of Tovaxin, to enter clinical trials (or any development activities) for any other product candidates, or to commercialize any products. Tovaxin, and any other potential products, may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

As of December 31, 2011, we had cash and cash equivalents of $7,109,215.  During January 2011, we sold an aggregate of 384,759 shares of our common stock for net proceeds of $1,066,266 under an “at the market” continuous offering program pursuant to a prospectus supplement dated May 17, 2010.  During February 2011, we raised net proceeds of approximately $7,551,891 through a public offering of common stock and warrants pursuant to a prospectus supplement dated February 8, 2011. In addition to general corporate purposes (including working capital and operational purposes), we used part of the net proceeds from the February 2011 public offering to prepare for and proceed toward the initiation of further clinical studies of Tovaxin in MS. Our burn rate during 2011, in the absence of any clinical trial as well as significant activities in preparation for such a trial, was approximately $470,000 per month.  If we do not commence a clinical trial, and if we also do not engage in any significant activities in preparation for such a trial, we believe we have sufficient liquidity to support operations through 2012.  However, we will need to raise additional capital to fund our current business plan and support our operations.

We are planning to initiate a Phase IIb clinical trial of Tovaxin in SP-MS patients, subject to securing the necessary resources to conduct such a study.  Significant activities in preparation for, and the conduct of, a clinical trial will result in substantial increases in our monthly cash burn.  A Phase IIb clinical study in North America of Tovaxin in SP-MS is expected to involve 180 patients and take approximately three years to complete.  If we are able to commence such a study in the first half of 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million.  Our existing resources would not be adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patient) or to complete such study or any significant portion of it.  Unless we secure at least a substantial portion of the additional resources that will be necessary to complete the planned Phase IIb study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we would likely not proceed with the initiation of such study.

Given our need for substantial amounts of capital to undertake a Phase IIb clinical study for Tovaxin in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to complete the planned Phase IIb study and to support the operations of the Company during the pendency of such study.  In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company.  There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

Assuming we are able to achieve financing which is sufficient to support the planned Phase IIb study of Tovaxin in SP-MS and to support our operations during the pendency of such study, we are also exploring a pivotal Phase III clinical study of Tovaxin in RR-MS.  Any such study of Tovaxin in RR-MS would also depend upon the availability of sufficient resources.

As we have no sources of debt or equity capital committed for funding, we must rely upon best efforts third-party debt or equity funding and we can provide no assurance that we will be successful in any funding effort. The timing and degree of any future capital requirements will depend on many factors, including:

•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

•	the accuracy of the assumptions underlying our estimates for capital needs in 2012 and beyond as well as for any clinical study of Tovaxin;

•	scientific progress in our research and development programs;

•	the magnitude and scope of our research and development programs;

•	our progress with preclinical development and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

•	the number and type of product candidates that we pursue.

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

If we are unable to obtain additional funding or secure a development partner, we may not be able to undertake, or complete the planned Phase IIb clinical study of Tovaxin in SP-MS or otherwise continue our operations as proposed, which may require us to modify our business plan or curtail various aspects of our operations.  If these measures are not sufficient to maintain an adequate level of capital, it may be necessary to cease operations or seek relief under applicable bankruptcy laws.  In such event, our stockholders may lose a portion or even all of their investment.

We will depend on strategic collaborations with third parties to develop and commercialize product candidates, such as Tovaxin, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

A key aspect of our strategy, including with respect to Tovaxin, is to seek collaboration with a partner, such as a large pharmaceutical organization, that is willing to further develop and commercialize a selected product candidate.  To date, we have not entered into any such collaborative arrangement with respect to Tovaxin.  However, we will need to raise significant additional capital in order to undertake the planned Phase IIb clinical study of Tovaxin in SP-MS as the total costs of conducting this study, if commenced in the near-term, as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million.

By entering into any such strategic collaboration, we may rely on our partner for financial resources and for development, regulatory and commercialization expertise. Our partner may fail to develop or effectively commercialize our product candidate because they:

•	do not have sufficient resources or decide not to devote the necessary resources due to internal constraints such as limited cash or human resources;

•	decide to pursue a competitive potential product developed outside of the collaboration;

•	cannot obtain the necessary regulatory approvals;

•	determine that the market opportunity is not attractive; or

•	cannot manufacture or obtain the necessary materials in sufficient quantities from multiple sources or at a reasonable cost.

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

If we are not successful in attracting a partner and entering into a collaboration on acceptable terms, we may not be able to complete development of or commercialize any product candidate, including Tovaxin.  In particular, we may be unable to undertake, or complete, the planned Phase IIb clinical study of Tovaxin in SP-MS.  In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

Third parties to whom we may license or transfer development and commercialization rights for products covered by intellectual property rights may not be successful in their efforts, and as a result, we may not receive future royalty or other milestone payments relating to those products or rights.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  We estimate that a Phase IIb clinical trial in North America of our lead product candidate, Tovaxin, in SP-MS will take approximately three years to complete. In addition, we anticipate that a pivotal Phase III clinical trial would be necessary before we could submit an application for approval of Tovaxin for SP-MS.  Failure can occur at any stage of the trials, and we could encounter problems that cause us to be unable to initiate a trial, or to abandon or repeat a clinical trial.

The commencement and completion of clinical trials, including the commencement of the planned Phase IIb clinical trial of Tovaxin in SP-MS, may be delayed or prevented by several factors, including:

•	FDA or IRB objection to proposed protocols;

•	discussions or disagreement with the FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;

•	unforeseen safety issues;

•	determination of dosing issues and related adjustments;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	product quality problems (e.g., sterility or purity);

•	challenges to patient monitoring and data collection during or after treatment (for example, patients’ failure to return for follow-up visits); and

•	failure of medical investigators to follow our clinical protocols.

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

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 800 square foot suite of three rooms for the manufacture of T-cell therapies.  We believe our current facility should have the capacity to support a Phase IIb trial in North America for the development of Tovaxin for SP-MS.  It is not sufficient, however, to support potential European clinical trials, if required, or the commercial launch of Tovaxin.  In this case, we would need to expand our manufacturing staff and facility, obtain a new facility or contract with corporate collaborators or other third parties to assist with future drug production and commercialization.

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

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity requirement and bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market. During portions of 2008 and 2009, our stockholders’ equity was below the continued listing standard requirement of $2.5 million and the bid price for our common stock was below $1.00 per share for periods of time, and our common stock was in jeopardy of being delisted. During 2010, the trading price of our common stock was minimally above $1.00 per share for brief periods of time, and during 2011, the trading price of our common stock was minimally above and below $1.00 per share for periods of time.  Since the end of December 2011, our stock has continued to trade below the minimum bid price continued listing requirement, and our common stock is in jeopardy of being delisted.  In February 2012, we received a staff deficiency letter from NASDAQ indicating that our common stock failed to comply with the minimum bid price requirement because it traded below the $1.00 minimum closing bid price for 30 consecutive trading days.  The notice further stated that we will be provided a period of 180 calendar days to regain compliance.  If our common stock maintains a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before August 8, 2012, we will achieve compliance with the listing standards.  If our common stock does not achieve compliance with the minimum bid price by August 8, 2012, we may be eligible for an additional 180 day grace period so long as we continue to meet the other listing standards and provide timely notice of our intention to cure the deficiency.  However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our stock will become subject to delisting.  We are exercising diligent efforts to maintain the listing of our common stock and warrants on NASDAQ, but there is no assurance we will be able to do so, and if not, our stock could be delisted.  It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for continued listing of our common stock. We may receive additional future notices from NASDAQ that we have failed to meet these requirements. If we are unable to cure any such failures in a timely manner and our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital.

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

During 2011, we sold (i) an aggregate of 384,759 shares of common stock in January pursuant to an “at the market” continuous offering program and (ii) an aggregate of 4,146,500 shares of our common stock, and warrants to acquire another 1,658,600 shares, in a public offering in February.  Sales of a substantial number of additional shares of our common stock in the public market could cause the market price of our common stock to decline.  An aggregate of 23,048,488 shares of common stock were outstanding as of February 15, 2012, and another 13,621,358 shares were issuable upon exercise of outstanding options or warrants.  A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.  We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Among other requirements, we will need to raise significant additional capital, or secure a partnering arrangement, in order to undertake the planned Phase IIb clinical study of Tovaxin in SP-MS, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  We cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

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

Our management has significant flexibility in using our current available cash.

In addition to general corporate purposes (including working capital and operational purposes), we used part of the approximately $7.6 million net proceeds from the February 2011 public offering to prepare for and proceed toward the initiation of further clinical studies of Tovaxin in MS.  We are currently planning to initiate a Phase IIb clinical trial of Tovaxin in SP-MS patients, subject to securing the necessary resources to conduct such a study.  We also remain committed to further advancing Tovaxin in RR-MS (also subject to securing the necessary resources to do so). A Phase IIb clinical study of Tovaxin in SP-MS is expected to involve 180 patients and take approximately three years to complete.  If we are able to commence such a study in the first half of 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million.  Our existing resources are not adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patient) or to complete such study or any significant portion of it.  Unless we secure at least a substantial portion of the additional resources that will be necessary to complete the planned Phase IIb study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we would likely not proceed with the initiation of such study.

Depending on future developments and circumstances, we may use some of our available cash for other purposes.  Notwithstanding our current intention to use our available cash for further clinical studies of Tovaxin, our management will have significant flexibility in using our current available cash.  The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts.  Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

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

The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$2.86	$1.82
Second Quarter	3.07	1.43
Third Quarter	2.10	1.02
Fourth Quarter	1.66	1.29

Fiscal Year Ended December 31, 2011
First Quarter	$2.80	$1.52
Second Quarter	2.01	1.59
Third Quarter	1.64	1.11
Fourth Quarter	1.40	0.90

The closing price of our common stock on January 31, 2012 was $0.99 per share, and there were approximately 250 holders of record of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2011, with respect to our compensation plans under which common stock is authorized for issuance, which consist of our 2010 Stock Incentive Plan and its predecessor, our June 2004 Compensatory Stock Option Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Stockholders	1,771,705	$1.93	2,781,175
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,771,705	$1.93	2,781,175

Refer to Note 9 “Options and Warrants” in the Notes to our financial statements for the fiscal year ended December 31, 2011, included elsewhere in the annual report for a description of our 2010 Stock Incentive Plan and 2004 Compensatory Stock Option Plan.

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

Stock-Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718 which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Results of Operations

Comparison of Year Ended December 31, 2011 with the Year Ended December 31, 2010

Net Sales. We recorded no commercial revenues for the years ended December 31, 2011 and 2010.

Research and Development Expenses. Research and development expenses were $3,340,038 for the year ended December 31, 2011, compared to $2,584,734 for the year ended December 31, 2010. The increase in expenses was primarily due to an increase in personnel to conduct increased development activities as well as prepare for our next clinical trial, an increase in development fees, the initiation of key experiments in preparation for our next clinical trial, and an increase in facilities costs due to increased activity in our laboratory, and was partially offset by a decrease in the engagement of consultants and a decrease in stock compensation expense. The increase in research and development expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 was also due in part to a one-time $244,479 credit received from the Internal Revenue Service during the year ended December 31, 2010 in payment for our application for the Qualifying Therapeutic Discovery Grant for qualifying 2009 research and development expenses. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. Our general and administrative expenses were $2,406,269 for the year ended December 31, 2011, as compared to $2,216,043 for the year ended December 31, 2010. The increase in expense is due to an increase in business development costs, an increase in investor relations outreach, an increase in stock compensation expense and an increase in facilities costs, and was partially offset by a reduction in professional service fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $210,252 for the year ended December 31, 2011, as compared to $168,843 for the year ended December 31, 2010. The increase in expense is due to an increase in depreciation for facility build-out costs incurred during the first half of 2011, an increase in depreciation for laboratory and manufacturing equipment acquired during 2011 to support increased development activities and an increase in depreciation for information technology equipment to replace and upgrade obsolete equipment.

Interest Expense. Interest expense was $3,135 for the year ended December 31, 2011, compared to $500,648 for the year ended December 31, 2010. The decrease in interest expense was primarily related to the amortized interest incurred during the first half of 2010 and the amortization of the remaining discount and deferred financing fees in connection with the June 23, 2010 conversion of the 10% Convertible Promissory Notes (these notes were converted to common stock in June 2010). Interest expense for the twelve months ended December 31, 2011 related solely to the financing costs on insurance policies and the loan payable on an equipment line.

Interest Income. Interest income was $932 for the year ended December 31, 2011, compared to $1,660 for the year ended December 31, 2010.

Net Loss. We had a net loss for the year ended December 31, 2011 of $5,968,448, or $0.26 per share (basic and diluted), compared with a net loss of $5,469,067, or $0.32 per share (basic and diluted), for the year ended December 31, 2010.  The increase in net loss is primarily due to increases in research and development, general and administrative, and depreciation expenses, and was partially offset by a decrease in interest expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of December 31, 2011, we had cash and cash equivalents of $7,109,215. Our financing activities generated $8.6 million for the year ended December 31, 2011, compared to approximately $0.04 million for the year ended December 31, 2010. The cash generated in 2011 was proceeds from the sale of our securities in two separate offerings. During January 2011, we sold an aggregate of 384,759 shares of our common stock for net proceeds of $1,066,266 under an “at the market” continuous offering program pursuant to a prospectus supplement dated May 17, 2010. During February 2011, we raised net proceeds of $7,551,891 through a public offering of common stock and warrants pursuant to a prospectus supplement dated February 8, 2011.

Our burn rate during 2011, in the absence of any clinical trial as well as significant activities in preparation for such a trial, was approximately $470,000 per month.  If we do not commence a clinical trial, and if we also do not engage in any significant activities in preparation for such a trial, we believe we have sufficient liquidity to support operations through 2012.  However, we will need to raise additional capital to fund our current business plan and support our operations.

We currently intend to continue to use our available cash to fund general corporate purposes (including working capital and operational purposes) and to prepare for and proceed toward the initiation of a Phase IIb clinical study of Tovaxin in SP-MS, subject to securing the necessary resources to conduct such a study.  We also remain committed to further advancing Tovaxin in RR-MS at a later date (also subject to securing the necessary resources to do so).  Significant activities in preparation for, and the conduct of, a clinical trial will result in substantial increases in our monthly cash burn.  A Phase IIb clinical study in North America of Tovaxin  is expected to involve 180 patients and take approximately three years to complete. If we are able to commence such a study in the first half of 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million.  Our existing resources would not be adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patient) or to complete such study or any significant portion of it. Unless we secure at least a substantial portion of the additional resources that will be necessary to complete the planned Phase IIb study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we would likely not proceed with the initiation of such study.

Given our need for substantial amounts of capital to undertake a Phase IIb clinical study in North America of Tovaxin in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to complete the planned Phase IIb study and to support the operations of the Company during the pendency of such study.  In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company.  There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

Assuming we are able to achieve financing which is sufficient to support the planned Phase IIb study in North America and to support our operations during the pendency of such study, we are also exploring a pivotal Phase III clinical study of Tovaxin in RR-MS.  Any such study of Tovaxin in RR-MS would also depend upon the availability of sufficient resources.

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

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended December 31, 2011 and 2010, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

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

There were various other accounting standards and interpretations issued during 2011 and 2010, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Neil K. Warma	49	President, Chief Executive Officer, Acting Chief Financial Officer and Director
Jaye L. Thompson	46	Senior Vice President of Clinical Development and Regulatory Affairs
Donna R. Rill	58	Senior Vice President of Operations and Quality Systems

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

Donna R. Rill has served as Senior Vice President of Operations and Quality Systems since January 2009. From November 2004 until January 2009, she served as Vice President of Operations. From April 2003 to November 2004, she was the director of quality systems and process development at Opexa Pharmaceuticals, Inc. From November 1997 to April 2003, she was the director of translational research for the Center for Cell & Gene Therapy at Baylor College of Medicine. Ms. Rill has worked to design and qualify GMP Cell & Gene Therapy Laboratories, GMP Vector Production facilities, and Translational Research Labs at St. Jude Children’s Research Hospital, Texas Children’s Hospital, and Baylor College of Medicine. Ms. Rill received her B.S. in Medical Technology from the University of Tennessee, Memphis.

Directors

All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our current Board of Directors is as follows:

Name	Age	Position
David E. Jorden	49	Director
Gail J. Maderis	54	Director
Michael S. Richman	51	Director
Scott B. Seaman	56	Director
Neil K. Warma	49	Director, President, Chief Executive Officer and Acting Chief Financial Officer

David E. Jorden has served as a Director since August 2008. Mr. Jorden has served as Executive Chairman for Cytomedix, Inc. since February 2012 and previously as an executive board member since October 2008. Mr. Jorden previously served as vice president with Morgan Stanley in its Wealth Management group where he was responsible for equity portfolio management for high net worth individuals since 2003. Prior to Morgan Stanley, Mr. Jorden served as vice president and chief financial officer of Genometrix, Inc., a private genomics/life sciences company focused on high-throughput microarray applications from March 2000 to September 2002. Mr. Jorden was a principal with Fayez Sarofim & Co. prior to joining Genometrix. Mr. Jorden earned a MBA from Kellogg School of Management at Northwestern University in 1989 and a BBA from the University of Texas/Austin in 1984. He currently serves as a director of Cytomedix, Inc. and PLx Pharma, Inc. Mr. Jorden is a Chartered Financial Analyst and Certified Public Accountant. He has extensive experience in various aspects of corporate finance and accounting for public companies including capital formation and deployment.

Gail J. Maderis has served as a Director since October 2011.  Ms. Maderis has served as President and CEO of BayBio (Bay Area Bioscience Association), an independent, non-profit trade association serving the life sciences industry in Northern California, since October 2009 and joined BayBio’s board in 2004.  From July 2003 to June 2009, Ms. Maderis served as President and CEO of FivePrime Therapeutics, Inc., a biotechnology company focused on the discovery and development of innovative protein and antibody drugs, and served as a director until 2010. Prior to that, Ms. Maderis held general management positions at Genzyme Corporation from 1997 to 2003, including founder and president of Genzyme Molecular Oncology, a publicly traded division of Genzyme, and corporate vice president of Genzyme Corporation.  Ms. Maderis has served as a director of NovaBay Pharmaceuticals, Inc. since October 2010.  Ms. Maderis has been a member of several private company boards, and currently serves on The Mayor's Biotech Advisory Council of San Francisco, as well as the HBS Healthcare Initiative board.  Ms. Maderis received a B.S. degree in business from the University of California at Berkeley and an M.B.A. from Harvard Business School. Ms. Maderis has extensive experience as a senior executive of life sciences companies, giving her valuable operational and industry experience and leadership skills, as well as an extensive network of contacts related to financing, partnering and support services in the biotech industry and visibility into business and policy trends that impact the biopharmaceutical industry.

Michael S. Richman has served as a Director since June 2006. Mr. Richman has served as president and chief executive officer of Amplimmune, Inc. since July 2008. Mr. Richman served as president and chief operating officer of Amplimmune, Inc. from May 2007 to July 2008. From April 2002 to May 2007, Mr. Richman served as executive vice president and chief operating officer of MacroGenics, Inc. Mr. Richman joined MacroGenics, Inc. in 2002 with approximately 20 years experience in corporate business development within the biotechnology industry. Mr. Richman served as a director of Cougar Biotechnology from June 2006 to July 2009. Mr. Richman obtained his B.S. in Genetics/Molecular Biology at the University of California at Davis and his MSBA in International Business at San Francisco State University. He has extensive experience in business development and strategic planning for life science companies, as well as executive leadership and management experience.

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

Neil K. Warma—refer to “Executive Officers” section above for Mr. Warma’s biographical information.

Audit Committee

The Board of Directors has established a standing Audit Committee currently composed of three non-employee directors, Messrs. Jorden, Richman and Seaman, each of whom the Board has determined is “independent” within the meaning of SEC rules and regulations and NASDAQ listing standards. The Audit Committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, recommends to our Board whether the audited financials should be included in our Annual Report to be filed with the SEC, and oversees management’s identification, evaluation, and mitigation of major risks to Opexa.  The Board has determined that Messrs. Jorden and Seaman each qualifies as an “audit committee financial expert” as defined in SEC rules and regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2011.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2011. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2010, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Options Awards(1)	All Other Compensation	Total
Neil K. Warma	2011	$385,000	$50,000	$115,051	—	$550,051
President, Chief Executive Officer, Acting Chief Financial Officer	2010	$362,083	$50,000	—	—	$412,083

Donna R. Rill	2011	$200,000	$15,000	$38,350	—	$253,350
Senior Vice President of Operations and Quality Systems	2010	$208,000	$25,000	—	—	$233,000

Jaye L. Thompson, Ph.D.	2011	$200,000	$15,000	$38,350	—	$253,350
Senior Vice President of Clinical Development and Regulatory Affairs	2010	$200,000	$25,000	—	—	$225,000

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

Executive Employment Agreements

We entered into an employment agreement on June 16, 2008 with Neil K. Warma pursuant to which he serves as our President and Chief Executive Officer. Pursuant to the agreement, which automatically renews for 12-month periods, Mr. Warma is currently paid $396,550 per year. In addition, Mr. Warma is entitled to the following: (i) an annual cash bonus of up to 50% of his base salary based upon milestones to be agreed upon; (ii) a one-time payment of $50,000 cash and 25,000 shares of our common stock to be issued if and when the closing bid price of our common stock equals or exceeds $4.00 for 20 consecutive trading days; and (iii) a 10-year stock option to purchase 250,000 shares of common stock with an exercise price of $1.01 per share that vests 50,000 shares immediately and the balance quarterly in equal amounts over three years. In addition, we provided Mr. Warma with relocation assistance and our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee. If his employment is terminated by the Board without cause, as defined in the agreement, Mr. Warma will be entitled to receive a severance payment equal to 12 months of his base salary plus a payment equal to 30% of base salary in lieu of any potential bonus, in addition any earned but unpaid bonus. In addition, vesting of stock options will accelerate in full. We will also reimburse Mr. Warma for COBRA expenses for a 12-month period, subject to a cap equal to Opexa’s standard contribution to employee health benefits. Upon the effectiveness of a change in control, as defined in the agreement, Mr. Warma will receive 18 months of salary and COBRA reimbursement and a payment equal to 45% of base salary in lieu of any potential bonus, in addition to any earned but unpaid bonus. In addition, all vesting of options will accelerate in full. Any payment or benefit Mr. Warma might receive upon a change of control which would constitute a “parachute payment” under Section 280G of the Internal Revenue Code will be reduced so as not to trigger excise tax under Section 4999 of such Code. Mr. Warma’s agreement also provides that for a 12-month period following his termination of employment, he will not engage or participate in any competitive business or solicit or recruit any of Opexa’s employees. The severance and change of control benefits are subject to Mr. Warma executing and delivering a general release and waiver of claims in favor of Opexa.

We entered into an amended and restated employment agreement with Donna R. Rill on April 21, 2010 which is effective as of April 1, 2010, pursuant to which Ms. Rill serves as our Senior Vice President of Operations and Quality Systems.  This agreement superseded Ms. Rill’s prior agreement.  Ms. Rill is currently compensated at the rate of $220,000 per annum and is eligible to receive an annual discretionary bonus of up to 20% of her base salary per 12-month period, based on the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer. In addition, Ms. Rill receives our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of her service as an officer and employee. Ms. Rill’s employment may be terminated at any time voluntarily by her or without cause (as defined in the agreement) by the Board. If her employment is terminated by the Board without cause, Ms. Rill will be entitled to receive a severance payment equal to six months of her base salary and vesting for any unvested stock options will accelerate by six additional months. The severance benefits are subject to Ms. Rill having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in breach of the employment agreement or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the employment agreement or while receiving the severance benefits. The timing of any payments to Ms. Rill under the employment agreement is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

We entered into an amended and restated employment agreement with Jaye L. Thompson, Ph.D., on June 27, 2011, pursuant to which Dr. Thompson serves as our Senior Vice President of Clinical Development and Regulatory Affairs. This agreement superseded Dr. Thompson’s prior agreement dated November 16, 2009. Dr. Thompson is currently compensated at the rate of $220,000 per annum and is eligible to receive an annual discretionary bonus of up to 20% of her base salary per 12-month period, based upon the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer.  In addition, Dr. Thompson receives our standard benefits and insurance coverage as generally provided to our management.  Dr. Thompson’s employment may be terminated at any time voluntarily by her or without cause (as defined in the agreement) by the Board. If her employment is terminated by the Board without cause, Dr. Thompson will be entitled to receive a severance payment equal to six months of her base salary. In addition, in the event of a change of control (as defined in the agreement) and Dr. Thompson’s employment is terminated without cause or Dr. Thompson resigns for good reason (as defined in the agreement) within 12 months of such change of control, Dr. Thompson will be entitled to receive a severance payment equal to six months of her base salary and all unvested equity awards will immediately vest in full and become exercisable pursuant to their terms.  The severance benefits are subject to Dr. Thompson having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in material breach of the employment agreement or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the employment agreement or while receiving the severance benefits.  The timing of any payments to Dr. Thompson under the employment agreement is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

2011 Grants of Plan Based Awards

The following table presents information regarding stock options granted during the fiscal year ended December 31, 2011 pursuant to our 2010 Stock Incentive Plan to our Named Executive Officers.

Name	Grant Date	Number of Securities Underlying Options		Exercise Price of Option Awards	Grant Date Fair Value of Options(1)
Neil K. Warma	01/04/11	75,000	(2)	$1.56	$115,051
Donna R. Rill	01/04/11	25,000	(2)	$1.56	$38,350
Jaye L. Thompson	01/04/11	25,000	(2)	$1.56	$38,350

(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)	The shares vest quarterly over a three-year period from the grant date.

2011 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2011 for each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Neil K. Warma	250,000	—		$1.01	06/16/18
	150,000	—		$0.22	01/16/19
	75,000	25,000	(1)	$2.05	11/30/19
	31,250	43,750	(1)	$1.56	01/04/21

Donna R. Rill	6,000	—		$7.00	12/05/15
	23,380	—		$5.00	04/20/16
	32,000	—		$5.47	06/18/17
	3,000	—		$1.09	05/06/18
	33,000	—		$1.17	06/26/18
	40,000	—		$0.22	01/16/19
	8,396	—		$0.47	02/06/19
	37,500	12,500	(1)	$2.05	11/30/19
	10,417	14,583	(1)	$1.56	01/04/21

Jaye L. Thompson	37,500	12,500	(1)	$2.05	11/30/19
	10,417	14,583	(1)	$1.56	01/04/21

(1)	The shares vest quarterly over a three-year period from the grant date.

2011 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash		Options Awards		Total
David Hung (former director) (1)	—		$35,719	(2) (3) (4)	$35,719
David E. Jorden	$60,000	(5)	$35,719	(2) (3) (4)	$95,719
Gail J. Maderis (6)	—		$23,816	(2) (4) (7)	$23,816
Michael S. Richman	—		$35,719	(2) (3) (4)	$35,719
Scott B. Seaman	—		$35,719	(2) (3) (4)	$35,719

(1)	Dr. Hung did not stand for re-election following expiration of his term of office which expired on October 27, 2011.
(2)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. See Note 9 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(3)
As compensation for Board services, Dr. Hung and Messrs. Jorden, Richman and Seaman were issued the following two options on April 5, 2011 to purchase shares of our common stock at an exercise price of $1.78 per share, the market value on the date of grant:  (i) an option to purchase 10,000 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on April 30, 2012;  and (ii) an option to purchase 10,500 shares in lieu of cash compensation for services, with 50% vesting immediately upon grant and the remaining 50% vesting on December 31, 2011.

(4)
The aggregate number of shares underlying outstanding option awards as of December 31, 2011 was:  Dr. Hung, 89,139 shares; Mr. Jorden, 81,269 shares; Ms. Maderis, 23,423 shares; Mr. Richman, 142,039 shares; and Mr. Seaman, 149,539 shares.

(5)	Compensation for services as chair of the Audit Committee.
(6)	Ms. Maderis was elected as a director at the October 27, 2011 annual meeting of shareholders.
(7)
As compensation for Board services, Ms. Maderis was issued the following three options on October 27, 2011 to purchase shares of our common stock at an exercise price of $1.05 per share, the market value on the date of grant: (i) an option to purchase 20,000 shares, with 33.33% vesting immediately upon grant, 33.33% vesting on October 27, 2012 and 33.33% vesting on October 27, 2013; (ii) an option to purchase 1,667 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on April 5, 2012; and (iii) an option to purchase 1,756 shares in lieu of cash compensation for services, with 50% vesting immediately upon grant and the remaining 50% vesting on December 31, 2011.

Standard Compensation Arrangements

Employee directors do not receive any compensation for services as a member of our Board. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. As compensation for their services on our Board, in 2011 our non-employee directors were issued options to purchase shares of Opexa common stock in lieu of cash compensation. Each option is granted with an exercise price equal to the fair market value of Opexa’s common stock on the date of grant and is issued either fully vested or with a vesting schedule over a period of time up to one year (or up to two years in the case of an initial grant to a new director). In addition, we pay a quarterly retainer of $15,000 in cash to the chair of our Audit Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 15, 2012, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group. As of February 15, 2012 there were 23,048,488 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
Albert and Margaret Alkek Foundation(2)	2,091,130	(3)	8.82%
Charles E. Sheedy(4)	1,608,159	(5)	6.80%
Visium Balanced Master Fund Ltd.(6)	1,411,785	(7)	6.07%
LBI Group, Inc.(8)	1,461,754	(9)	6.13%
Alkek & Williams Ventures Ltd.(10)	1,302,323	(11)	5.54%

Officers and Directors:
David E. Jorden	1,530,386	(12)	6.46%
Scott B. Seaman(10)	1,523,090	(13)	6.43%
Neil K. Warma	566,540	(14)	2.40%
Donna R. Rill	198,502	(15)	*
Michael S. Richman	142,039	(16)	*
Jaye L. Thompson	55,429	(17)	*
Gail J. Maderis	10,090	(18)	*

All directors and executive officers as a group (7 persons)**	4,026,075	(19)	15.94%

*	Less than 1%
**	Includes only current directors and officers serving in such capacity as of the date of the table.
(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 Technology Forest Boulevard, The Woodlands, Texas 77381.

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

(3)
Consisting of: (i) 1,432,965 shares of common stock; (ii)  250,000 shares of common stock underlying Series E warrants; (iii) 158,165 shares of common stock underlying Series F warrants; and (iv) 250,000 shares of common stock underlying Series G warrants. Pursuant to the Foundation 13D, the Foundation and other reporting persons named therein may be deemed to constitute a group for purposes of Section 13(d) or Section 13(g) of the Exchange Act. However, the Foundation, Ventures, Chaswil, Ltd. and Mr. Seaman expressly disclaim (i) that, for purposes of Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of Opexa held by DLD Family, Mr. Arnold, Mr. Bailey or Ms. Williams and (ii) that they have agreed to act together with DLD Family, Mr. Arnold, Mr. Bailey or Ms. Williams as a group other than as described in the Foundation 13D. Therefore, this does not include the following securities: (i) 804,593 shares of common stock held by DLD Family; (ii) 100,000 shares of common stock underlying Series E warrants held by DLD Family; (iii) 68,781 shares of common stock underlying Series F warrants held by DLD Family; (iv) 100,000 shares of common stock underlying Series G warrants held by DLD Family; (v) 80,000 shares of common stock underlying Series H warrants held by DLD Family; (vi) 26,667 shares of common stock held by Mr. Arnold; (vii) 50,000 shares of common stock held by Mr. Bailey; (viii) 840,814 shares of common stock held by Ventures; (ix) 200,000 shares of common stock underlying Series E warrants held by Ventures; (x) 61,509 shares of common stock underlying Series F warrants held by Ventures; (xi) 200,000 shares of common stock underlying Series G warrants held by Ventures; (xii) 43,655 shares of common stock held by Mr. Seaman; (xiii) 10,000 shares of common stock underlying Series E warrants held by Mr. Seaman; (xiv) 17,573 shares of common stock underlying Series F warrants held by Mr. Seaman; and (xv) 149,539 shares of common stock underlying currently exercisable stock options held by Mr. Seaman.

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

(5)
Consisting of: (i) 998,423 shares of common stock; (ii) 150,000 shares of common stock underlying Series E warrants; (iii) 353,736 shares of common stock underlying Series F warrants; (iv) 50,000 shares of common stock underlying Series G warrants; and (v) 56,000 shares of common stock underlying Series H warrants.

(6)
This information is based on the Schedule 13G filed with the SEC on February 10, 2012, by Visium Balanced Master Fund, Ltd. (“Visium”), Visium Asset Management, LP (“VAM”), JG Asset, LLC (“JGA”), and Jacob Gottlieb (the “Visium 13G”) and other information available to us.  Pursuant to the Visium 13G, (i) as investment manager to the pooled investment funds, VAM may be deemed to beneficially own the shares beneficially owned by the funds, (ii) as general partner to VAM, JGA may be deemed to beneficially own the shares beneficially owned by VAM, and (iii) as managing member of JGA, Mr. Gottlieb may be deemed the beneficial owner of the shares beneficially owned by JGA, and he has sole voting and dispositive power over the shares.  VAM, JGA and Mr. Gottlieb disclaim beneficial ownership of the securities, except to the extent of his or its pecuniary interest therein.  The mailing address of the beneficial owner is 950 Third Avenue, New York, NY  10022.

(7)	Consisting of: (i) 1,219,785 shares of common stock and (ii) 192,000 shares of common stock underlying Series H warrants.
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

(11)
Consisting of: (i) 840,814 shares of common stock; (ii) 200,000 shares of common stock underlying Series E warrants; (iii) 61,509 shares of common stock underlying Series F warrants; and (iv) 200,000 shares of common stock underlying Series G warrants.

(12)
Consisting of: (i) 890,000 shares of common stock; (ii) 145,000 shares of common stock underlying Series E warrants; (iii) 314,117 shares of common stock underlying Series F warrants; (iv) 100,000 shares of common stock underlying Series G warrants; and (v) 81,269 shares of common stock underlying currently exercisable stock options.

(13)
Consisting of: (i) 840,814 shares of common stock held by Ventures; (ii) 200,000 shares of common stock underlying Series E warrants held by Ventures; (iii) 61,509 shares of common stock underlying Series F Warrants held by Ventures; (iv) 200,000 shares of common stock underlying Series G warrants held by Ventures; (v) 149,539 shares underlying currently exercisable stock options held by Mr. Seaman; (vi) 10,000 shares of common stock underlying Series E warrants held by Mr. Seaman; (vii) 17,573 shares of common stock underlying Series F warrants held by Mr. Seaman; and (viii) 43,655 shares of common stock held by Mr. Seaman. (See footnotes 10 and 11 for additional discussion of the information set forth in clauses (i) through (iv) of the preceding sentence.) Pursuant to the Foundation 13D, this does not include the following shares which Mr. Seaman has determined he does not have beneficial ownership of or has disclaimed beneficial ownership: (i) 1,432,965 shares of common stock held by the Foundation; (ii) 250,000 shares of common stock underlying Series E warrants held by the Foundation; (iii) 158,165 shares of common stock underlying Series F warrants held by the Foundation; and (iv) 250,000 shares of common stock underlying Series G warrants held by the Foundation. (See footnotes 2 and 3 for additional discussion of the information set forth in clauses (i) through (iv) of the preceding sentence.) The mailing address of the beneficial owner is 1100 Louisiana, Suite 5250, Houston, Texas 77002.

(14)
Consisting of: (i) 32,234 shares of common stock; (ii) 3,515 shares of common stock underlying Series F warrants; (iii) 10,000 shares of common stock underlying Series G Warrants; and (iv) 520,791 shares of common stock underlying currently exercisable stock options.

(15)	Consisting of: (i) 1,610 shares of common stock and (ii) 196,892 shares of common stock underlying currently exercisable stock options.
(16)	Consisting of: 142,039 shares of common stock underlying currently exercisable stock options.
(17)	Consisting of: (i) 4,313 shares of common stock and (ii) 51,116 shares of common stock underlying currently exercisable stock options.
(18)	Consisting of: 10,090 shares of common stock underlying currently exercisable stock options.
(19)
Consisting of: (a) the following held by Mr. Jorden: (i) 890,000 shares of common stock; (ii) 145,000 shares of common stock underlying Series E warrants; (iii) 314,117 shares of common stock underlying Series F warrants; (iv) 100,000 shares underlying Series G warrants; and (v) 81,269 shares of common stock underlying currently exercisable stock options; (b) the following held by Mr. Seaman or for which Mr. Seaman may be deemed to have voting and investment power: (i) 840,814 shares of common stock held by Ventures; (ii) 200,000 shares of common stock underlying Series E warrants held by Ventures; (iii) 61,509 shares of common stock underlying Series F warrants held by Ventures; (iv) 200,000 shares of common stock underlying Series G warrants held by Ventures; (v) 149,539 shares of common stock underlying currently exercisable stock options held by Mr. Seaman; (vi) 10,000 shares of common stock underlying Series E warrants held by Mr. Seaman; (vii) 17,573 shares of common stock underlying Series F warrants held by Mr. Seaman; and (viii) 43,655 shares of common stock held by Mr. Seaman; (c) the following held by Mr. Warma: (i) 32,234 shares of common stock; (ii) 3,515 shares of common stock underlying Series F warrants; (iii) 10,000 shares of common stock underlying Series G warrants; and (iv) 520,791 shares of common stock underlying currently exercisable stock options; (d) 1,610 shares of common stock and 196,892 shares of common stock underlying currently exercisable stock options held by Ms. Rill; (e) 142,039 shares of common stock underlying currently exercisable stock options held by Mr. Richman; (f) 4,313 shares of common stock and 55,429 shares of common stock underlying currently exercisable stock options held by Dr. Thompson; and (g) 10,090 shares of common stock underlying currently exercisable stock options held by Ms. Maderis.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Audit Committee of our Board is responsible for oversight and review of any related person transactions. We have no related person transactions that require disclosure under this section.

Director Independence

The Board determined that Ms. Maderis and Messrs. Jorden, Richman and Seaman (and Dr. Hung, during the time he served on our Board), are each an independent director within the meaning of NASDAQ listing standards, which directors constitute a majority of the Board. The Board has determined that each member of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees is independent (or similarly designated) based on the Board’s application of the standards of NASDAQ, the rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate for such committee membership. The current members of these committees are as follows:

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
David E. Jorden	X	X		X
Gail J. Maderis	X		X	X
Michael S. Richman	X	X	X
Scott B. Seaman	X	X	X	X

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by MaloneBailey, LLP for services performed during our last two fiscal years.

	Years Ended December 31,
	2011	2010
Audit fees(1)	$75,000	$74,185
Tax fees(2)	3,750	10,410
All other fees(3)	18,022	7,340
	$96,772	$91,935

(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2011, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

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

3.1
Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006, File No. 000-25513).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2009).

3.3	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K filed on March 8, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on November 13, 2009, File No. 333-163108).

4.2	Form of Series E Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Amendment No. 1) filed December 20, 2007, File No. 333-147167).

4.3
Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company dated February 13, 2008 for the Series E Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 14, 2008).

4.4
Form of Underwriters’ Warrant Agreement by and between the Company and each underwriter party thereto for the Series E Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2008).

4.5
Form of Underwriters’ Warrant to Acquire Warrants Agreement by and between the Company and each underwriter party thereto for the Series E Warrants (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed February 14, 2008).

4.6
Unit Purchase Agreement dated August 8, 2008 by and among the Company and the Investors named therein in connection with Unit offering of common stock and Series F Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2008).

Exhibit No.	Description
4.7	Form of Series F Warrant issued in connection with August 8, 2008 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2008).

4.8
Registration Rights Agreement dated August 8, 2008 between the Company and the Investors named therein in connection with common stock and Series F Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2008).

4.9
Unit Purchase Agreement dated April 14, 2009 by and among the Company and the Investors party thereto for the 10% Convertible Notes and Series G Warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2009).

4.10	Form of Series G Warrant issued by the Company on April 14, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 16, 2009).

4.11
Placement Agent Agreement dated December 9, 2009 by and between the Company and Rodman & Renshaw, LLC for Unit offering of Common Stock and Series A and Series B Warrants (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.12
Form of Securities Purchase Agreement dated as of December 9, 2009 by and between the Company and each investor signatory thereto for Unit offering of Common Stock and Series A and Series B Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.13	Form of Common Stock Purchase Warrant for Series A and Series B Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.14	Form of Series H Warrant issued by the Company on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

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

10.4+
Amended and Restated Employment Agreement entered into on April 21, 2010 by and between the Company and Donna R. Rill (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2010).

10.5+
Amended and Restated Employment Agreement entered into on June 27, 2011 by and between the Company and Jaye L. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2011).

10.6
License Agreement dated September 5, 2001 by and between the Company and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005, File No. 000-25513).

10.7
Lease dated August 19, 2005 by and between the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006, File No. 000-25513).

10.8
License Agreement dated January 13, 2006 by and between the Company and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (Amendment No. 1) filed February 9, 2006, File No. 333-126687).

10.9
Fourth Amended and Restated License Agreement, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and the University of Chicago  (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 4, 2011).

Exhibit No.	Description
10.10+	Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A definitive proxy statement filed September 14, 2010).

10.11+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 22, 2010).

10.12
Continuous Offering Program Agreement dated May 14, 2010 by and between the Company and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2010)  (subsequently terminated February 7, 2011 as disclosed in the Company’s Current Report on Form 8-K filed on February 7, 2011).

10.13
Assignment Agreement and General Release, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2011).

23.1*
Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP, dated February 27, 2012 to the incorporation by reference of their report dated February 27, 2012, in the Company’s Registration Statements on Form S-8 and S-3.

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
Neil K. Warma President, Chief Executive Officer and Acting Chief Financial Officer Date: February 27, 2012

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Neil K. Warma Neil K. Warma	President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer) Director	February 27, 2012

/s/ David E. Jorden David E. Jorden	Director	February 27, 2012

/s/ Gail J. Maderis Gail J. Maderis	Director	February 27, 2012

/s/ Michael S. Richman Michael S. Richman	Director	February 27, 2012

/s/ Scott B. Seaman Scott B. Seaman	Director	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opexa Therapeutics, Inc.
(a development stage company)
The Woodlands, Texas

We have audited the accompanying balance sheets of Opexa Therapeutics, Inc. (a development stage company), as of December 31, 2011 and 2010 and the related statements of expenses, changes in stockholders’ equity and cash flows for each of the years then ended and for the period from January 22, 2003 (Inception) through December 31, 2011. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opexa as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years then ended and for the period from January 22, 2003 (Inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
February 27, 2012

OPEXA THERAPEUTICS, INC.
(a development stage company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$7,109,215	$3,812,535
Other current assets	124,773	85,525
Total current assets	7,233,988	3,898,060
Property & equipment, net of accumulated depreciation of $1,193,601 and $1,109,558, respectively	1,029,236	815,958
Total assets	$8,263,224	$4,714,018

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$476,315	$358,837
Accounts payable—related parties	15,000	15,000
Accrued expenses	576,545	335,861
Current maturity of loan payable	—	35,607
Total current liabilities	1,067,860	745,305
Total liabilities	1,067,860	745,305

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 23,048,488 and 18,466,924 shares issued and outstanding	230,485	184,670
Additional paid in capital	107,645,666	98,496,382
Deficit accumulated during the development stage	(100,680,787)	(94,712,339)
Total stockholders’ equity	7,195,364	3,968,713
Total liabilities and stockholders’ equity	$8,263,224	$4,714,018

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)

STATEMENTS OF EXPENSES
Years ended December 31, 2011 and 2010 and the
Period from January 22, 2003 (Inception) to December 31, 2011

	2011	2010	Inception through 2011
Research and development	$3,340,038	$2,584,734	$70,178,875
General and administrative	2,406,269	2,216,043	27,609,075
Depreciation	210,252	168,843	1,346,481
Loss on disposal of fixed assets	9,686	459	510,248
Operating loss	(5,966,245)	(4,970,079)	(99,644,679)
Interest income	932	1,660	1,358,417
Other income and expense, net	—	—	661,146
Gain on extinguishment of debt	—	—	1,612,440
Gain (loss) on derivative instruments	—	—	1,388,848
Gain on sale of technology	—	—	3,000,000
Interest expense	(3,135)	(500,648)	(9,056,959)
Net loss	$(5,968,448)	$(5,469,067)	$(100,680,787)
Basic and diluted loss per share	$(0.26)	$(0.32)
Weighted average shares outstanding	22,532,498	17,071,691

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from January 22, 2003 (Inception) through December 31, 2011

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Shares issued for cash	525,000	$262,500	$(261,500)	$—	$1,000
Shares repurchased and cancelled	(170,625)	(85,313)	84,988	—	(325)
Discount related to:
beneficial conversion feature	—	—	28,180	—	28,180
warrants attached to debt	—	—	28,180	—	28,180
Net loss	—	—	—	(126,003)	(126,003)
Balances at December 31, 2003	354,375	177,187	(120,152)	(126,003)	(68,968)
Shares issued for:
cash	2,250	1,125	7,875	—	9,000
services	206,500	103,250	745,750	—	849,000
license	24,269	12,135	414,940	—	427,075
reverse merger with Sportan	99,740	49,870	(197,603)	—	(147,733)
acquisition of Opexa	250,000	125,000	23,625,000	—	23,750,000
additional shares attached to convertible debt	16,100	8,050	280,316	—	288,366
conversion of convertible notes	60,750	30,375	217,995	—	248,370
Shares cancelled	(8,000)	(4,000)	4,000	—	—
Discount related to:
beneficial conversion feature	—	—	855,849	—	855,849
warrants attached to debt	—	—	1,848,502	—	1,848,502
Option expense	—	—	123,333	—	123,333
Net loss	—	—	—	(31,411,736)	(31,411,736)
Balances at December 31, 2004	1,005,984	502,992	27,805,805	(31,537,739)	(3,228,942)
Shares issued for:
cash, net of offering costs	389,451	194,725	5,151,492	—	5,346,217
convertible debt	611,026	305,513	7,343,933	—	7,649,446
debt	2,300	1,150	159,850	—	161,000
license	29,194	14,597	1,853,787	—	1,868,384
services	24,000	12,000	1,000,400	—	1,012,400
Discount related to:
beneficial conversion feature	—	—	831,944	—	831,944
warrants attached to debt	—	—	1,433,108	—	1,433,108
Option expense	—	—	2,487,741	—	2,487,741
Warrant expense	—	—	2,373,888	—	2,373,888
Transition of warrants from equity instruments to liability instruments	—	—	(10,658,496)	—	(10,658,496)
Net loss	—	—	—	(14,856,724)	(14,856,724)
Balances at December 31, 2005	2,061,955	1,030,977	39,783,452	(46,394,463)	(5,580,034)
Shares issued for:
cash, net of offering costs	4,600,000	2,300,000	18,853,519	—	21,153,519
debt	34,829	17,374	162,626	—	180,000
Option expense	—	—	2,749,617	—	2,749,617
Warrant expense	—	—	1,568,966	—	1,568,966
Net loss	—	—	—	(12,649,170)	(12,649,170)
Balances at December 31, 2006	6,696,784	3,348,351	63,118,180	(59,043,633)	7,422,898

OPEXA THERAPEUTICS, INC.
(a development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY—(Continued)
Period from January 22, 2003 (Inception) through December 31, 2011

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Cumulative change in derivative liability	—	—	10,658,496	(4,001,820)	6,656,676
Option expense	—	—	1,876,103	—	1,876,103
Warrant expense	—	—	845,275	—	845,275
Net loss	—	—	—	(14,667,367)	(14,667,367)
Balances at December 31, 2007	6,696,784	3,348,351	76,498,054	(77,712,820)	2,133,585
Shares issued for:
cash, net of offering costs	5,503,874	2,751,937	5,899,642	—	8,651,579
services	45,200	22,600	26,365	—	48,965
Issuance of warrants for cash	—	—	603,850	—	603,850
Option expense	—	—	1,901,570	—	1,901,570
Net loss	—	—	—	(11,852,152)	(11,852,152)
Balances at December 31, 2008	12,245,858	6,122,888	84,929,481	(89,564,972)	1,487,397
Cumulative effect of change in accounting principle			(1,976,457)	1,755,622	(220,835)
Par value adjustment	—	(6,329,888)	6,329,888	—	—
Reduction in derivative liability	—	—	587,609	—	587,609
Discount on convertible notes	—	—	439,493	—	439,493
Discount on warrants	—	—	37,453	—	37,453
Shares issued for:
cash, net of offering costs	2,550,000	25,500	4,663,665	—	4,689,165
exercise of options	60,400	26,280	37,324	—	63,604
exercise of warrants	619,964	309,982	764,953	—	1,074,935
Option expense	—	—	650,249	—	650,249
Net loss	—	—	—	(1,433,922)	(1,433,922)
Balances at December 31, 2009	15,476,222	154,762	96,463,658	(89,243,272)	7,375,148
Shares issued for:
conversion of convertible notes	2,760,181	27,602	1,352,489	—	1,380,091
exercise of options	141,520	1,416	108,225	—	109,641
exercise of warrants	34,001	340	(340)	—	—
services	55,000	550	63,800	—	64,350
Option expense	—	—	508,550	—	508,550
Net loss	—	—	—	(5,469,067)	(5,469,067)
Balances at December 31, 2010	18,466,924	184,670	98,496,382	(94,712,339)	3,968,713
Shares issued for:
cash, net of offering costs	4,531,259	45,312	8,572,845	—	8,618,157
services	50,305	503	86,525	—	87,028
Option expense	—	—	489,914	—	489,914
Net loss	—	—	—	(5,968,448)	(5,968,448)
Balances at December 31, 2011	23,048,488	$230,485	$107,645,666	$(100,680,787)	$7,195,364

See accompanying summary of accounting policies and notes to financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
Years ended December 31, 2011 and 2010 and the
Period from January 22, 2003 (Inception) to December 31, 2011

	2011	2010	Inception through 2011
Cash flows from operating activities
Net loss	$(5,968,448)	$(5,469,067)	$(100,680,787)
Adjustments to reconcile net loss to net cash used in operating activities
Stock payable for acquired research and development	—	—	112,440
Stock issued for acquired research and development	—	—	26,286,589
Stock issued for services	87,028	64,350	2,061,743
Stock issued for debt in excess of principal	—	—	109,070
Amortization of discount on notes payable due to warrants and beneficial conversion feature	—	314,749	6,752,698
Gain on extinguishment of debt	—	—	(1,612,440)
Depreciation	210,252	168,843	1,346,481
Amortization of debt financing costs	—	108,117	524,378
Option and warrant expense	489,914	508,550	15,575,207
Loss (gain) on derivative instruments	—	—	(1,388,848)
Loss on disposal of fixed assets	9,686	459	510,248
Changes in:
Accounts receivable	26,245	(26,245)	—
Prepaid and other expenses	(65,493)	19,909	(541,446)
Accounts payable – third parties and related parties	(13,028)	(251,765)	(89,241)
Accrued expenses	234,923	186,087	522,220
Net cash used in operating activities	(4,988,921)	(4,376,013)	(50,511,688)
Cash flows from investing activities
Purchase of property & equipment	(296,949)	(35,350)	(1,671,810)
Net cash used in investing activities	(296,949)	(35,350)	(1,671,810)
Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	8,618,157	—	49,072,488
Common stock repurchased and canceled	—	—	(325)
Proceeds from exercise of warrants and options	—	109,641	1,248,588
Proceeds from debt	—	—	9,283,184
Repayments on loan payable	(35,607)	(67,325)	(311,222)
Net cash provided by financing activities	8,582,550	42,316	59,292,713
Net change in cash and cash equivalents	3,296,680	(4,369,047)	7,109,215
Cash and cash equivalents at beginning of period	3,812,535	8,181,582	—
Cash and cash equivalents at end of period	$7,109,215	$3,812,535	$7,109,215
Cash paid for:
Income tax	$—	$—	$—
Interest	3,135	$86,491	153,163

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	—	—	147,733
Issuance of common stock for accrued interest	—	78,091	603,604
Issuance of warrants to placement agent	—	—	37,453
Conversion of notes payable to common stock	—	1,302,000	7,709,980
Conversion of accrued liabilities to common stock	—	—	197,176
Conversion of accounts payable to note payable	—	—	93,364
Discount on convertible notes relating to:
Warrants	—	—	3,659,737
Beneficial conversion feature	—	—	1,805,519
Stock attached to notes	—	—	1,287,440
Fair value of derivative instrument	—	—	4,680,220
Derivative reclassified to equity	—	—	587,609
Unpaid additions to property and equipment	136,266	—	136,266

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

In August  2009, Opexa entered into an exclusive agreement with Novartis whereby Novartis acquired Opexa’s rights to the stem cell technology platform and had full responsibility for funding and carrying out all research, development and commercialization activities.  Opexa received an upfront cash payment of $3 million at the time the agreement was entered into and subsequently received $0.5 million as a technology transfer fee milestone. On November 2, 2011, Opexa re-acquired the stem cell assets from Novartis in consideration for releasing Novartis with respect to any further payment obligations owed to Opexa by Novartis, including the remaining $0.5 million technology transfer milestone payment.  In connection with the re-acquisition of the stem cell assets, a related license agreement with the University of Chicago was assigned back to Opexa.  Opexa and the University of Chicago entered into a Fourth Amended and Restated License Agreement in connection with such assignment to Opexa.

Development Stage Company. Opexa is considered to be in development stage and has had no commercial revenues to date.

Basis of Presentation.  All references to number of shares and per share amounts reflect the Split as if it occurred on the first day of the first period presented. The financial statements include the accounts of Opexa and its former wholly-owned subsidiary, Opexa Pharmaceuticals, Inc. through December 31, 2006. All inter-company accounts and transactions have been eliminated.

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

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse. A valuation allowance is recorded to reduce the net deferred tax asset to zero because it is more likely than not that the deferred tax asset will not be realized. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination.

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

Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. All costs for research and development activities are expensed as incurred. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Research and development expense for the years ended December 31, 2011 and 2010 was $3,340,038 and $2,584,734, respectively.

NOTE 2—CASH AND CASH EQUIVALENTS

At December 31, 2011, Opexa invested approximately $7.0 million in a money market account with an average market yield of 0.01%. The money market fund invests exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. Interest income of $932 was recognized for the year ended December 31, 2011 in the statements of expenses.

At December 31, 2010, Opexa invested approximately $3.7 million in a money market account with an average market yield of 0.03%. Interest income of $1,660 was recognized for the year ended December 31, 2010 in the statements of expenses.

NOTE 3—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010:

Description	Life	2011	2010
Computer equipment	3 years	$99,603	$117,789
Office furniture and equipment	5-7 years	251,170	246,117
Software	3 years	96,097	80,480
Laboratory equipment	7 years	994,994	990,961
Leasehold improvements	10 years	603,445	465,601
Manufacturing equipment	7 years	177,528	24,568
Subtotal		2,222,837	1,925,516
Less: accumulated depreciation		(1,193,601)	(1,109,558)
Property and equipment, net		$1,029,236	$815,958

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to ten years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense as incurred. Depreciation expense totaled $210,252 and $168,843 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2011, Opexa had approximately $61 million of unused net operating losses available for carryforward to future years. The unused net operating losses begin to expire at December 31, 2024. At December 31, 2011, Opexa’s deferred tax asset resulting from its cumulative NOLs amounted to $20,876,592 which is covered by a full valuation allowance due to uncertainty of Opexa’s ability to generate future taxable income necessary to realize the related deferred tax asset.

During 2010, Opexa received a direct payment of $244,479 from the Internal Revenue Service in payment of their application for the Qualifying Therapeutic Discovery Grant. Opexa accounted for this payment as a reduction of research and development expenses for the year ended December 31, 2010.

NOTE 5—LOAN PAYABLE

Loan payable consisted of an equipment line of up to $250,000 with Wells Fargo of which $0 and $35,607 were outstanding as of December 31, 2011 and 2010, respectively. This loan had an interest rate of 7.61% per annum, matured in June 2011 and was secured by Opexa’s furniture and equipment purchased with the loan proceeds. For the years ended December 31, 2011 and 2010, Opexa recognized interest expense of $775 and $5,522, respectively, associated with its equipment line.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $150,133 for 2012, $157,896 for 2013, $157,896 for 2014 and $118,422 for 2015. Rent expense was approximately $136,000 for each of the years ended December 31, 2011 and 2010.

NOTE 8—EQUITY

During 2003, equity related transactions were as follows:

•	525,000 shares of common stock were sold for $1,000.

•	170,625 shares were reacquired for $325 and canceled.

•	Additional contributions to capital of $56,360 resulted from the discounted value to notes payable due to warrants and beneficial conversion features attached to convertible notes was issued in 2003.

During 2004, equity related transactions were as follows:

•	2,250 shares of common stock were sold for $9,000.

•	206,500 shares of common stock valued at their then fair value of $849,000 were issued to employees and consultants for their services.

•	24,269 shares of common stock valued at their then fair value of $427,075 were issued to the University of Chicago per the terms of a license agreement. See Note 11 for details.

•	99,740 shares of common stock were issued for net liabilities of $147,733 pursuant to the 2004 reorganization.

•	250,000 shares of common stock valued at their then fair value of $23,750,000 were issued to Opexa Pharmaceuticals, Inc. stockholders.

•	16,100 shares of common stock with a relative fair value of $288,366 were issued to noteholders as their additional shares for their subscription investment.

•	60,750 shares of common stock were issued to noteholders for the conversion of $248,370 of principal and interest from convertible notes.

•	8,000 shares of common stock were cancelled pursuant to the terms of an employment separation agreement.

•	Additional contributions to capital of $2,704,351 resulted from the discounted value to notes payable from warrants and beneficial conversion features attached to convertible notes.

•	Employee stock option compensation expense was $123,333 for 2004.

During 2005, equity related transactions were as follows:

•
389,451 shares of common stock with warrants to purchase 1,070,993 shares were sold for $5,841,769. The relative fair value of the common stock was $1,103,714 and the relative fair value of the warrants was $4,738,055. Offering costs of $495,552 related to shares issued were charged to additional paid in capital.

•	45,168 shares of common stock with a relative fair value of $999,074 were issued to noteholders as their additional shares for their subscription investment.

•	565,858 shares of common stock were issued to noteholders for the conversion of $6,124,859 of principal and $525,513 interest from convertible notes.

•	2,300 shares of common stock valued at their fair value of $161,000 were issued to noteholders for the conversion of $51,930 of principal and interest from the notes.

•	29,194 shares of common stock were issued to the University of Chicago per the terms of a license agreement. These shares were recorded at $1,868,384. See Note 11 for details.

•	24,000 shares of common stock valued at their fair value of $1,012,400 were issued to consultants for their services.

•	Additional contributions to capital of $2,265,052 relating to the discounted value to notes payable from warrants, beneficial conversion features attached to convertible notes.

•	Employee stock option compensation expense was $2,487,741 for 2005.

•	Non-employee stock option compensation expense was $2,373,888 for 2005.

•	Transition of warrants from equity instruments to liability instruments in the amount of $10,658,496 was recorded.

During 2006, equity related transactions were as follows:

•	In March 2006, 34,829 shares of common stock were issued to settle an outstanding accounts payable in the amount of $180,000.

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

•
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

During 2010, equity related transactions were as follows:

•	In June 2010, 2,760,181 shares of common stock were issued to noteholders for the conversion of $1,302,000 of principal and $78,091 of accrued interest from the 10% Convertible Promissory Notes.

•	141,520 shares of common stock were issued in connection with the exercise of stock options.

•	34,001 shares of common stock were issued in connection with the cashless exercise of broker warrants.

•	55,000 shares of common stock valued at their fair value of $64,350 were issued to a consultant in exchange for services.

During 2011, equity related transactions were as follows:

•
In January 2011, 384,759 shares of common stock were sold under the Continuous Offering Program Agreement dated May 14, 2010 (the “ATM Agreement”) for net proceeds of $1,066,266.  Compensation and fees totaling $10,826 was paid to the placement agent with respect to the shares sold.  The ATM Agreement was subsequently terminated by Opexa on February 7, 2011.

•
In February 2011, an aggregate of 4,146,500 units were sold in a public offering, with each unit consisting of one share of common stock and a warrant to purchase four-tenths (0.40) of a share of common stock, at a price to the public of $2.05 per unit, for gross proceeds of $8,500,325. The shares of common stock and warrants were immediately separable and were issued separately such that no units were issued. The warrants were exercisable immediately upon issuance, having a five-year term and an exercise price of $2.61 per share. Net proceeds from this offering were approximately $7,551,891, after deducting underwriting discounts and commissions and other estimated offering expenses. The offering closed on February 11, 2011.

•	50,305 shares of common stock valued at their fair value of $87,028 were issued to a consultant in exchange for services.

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

During 2011, options to purchase 175,000 shares of common stock were granted by Opexa to its employees at an exercise price of $1.56. These options have a term of ten years and vest over three years. Fair value of $268,451 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2011 include (1) discount rate of 3.36%, (2) option life is an expected term of six years, (3) expected volatility of 192.4% and (4) zero expected dividends.

During 2011, options to purchase 75,000 shares were forfeited and cancelled.

Opexa recorded $304,024 stock-based compensation expense to management and employees during 2011. Unamortized stock-based compensation expense as of December 31, 2011 amounted to $364,064.

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

During 2011, options to purchase 129,633 shares of common stock were granted by Opexa to its consultants and directors at exercise prices ranging from $0.95 to $1.78. These options have terms of two to ten years, and have vesting dates that vary from either full or partial vesting at date of grant to full vesting within one to two years of the date of grant. Fair value of $196,783 was recorded using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for options issued during the year ended December 31, 2011 include (1) discount rate range of 0.25% to 3.50%, (2) option life is an expected term of two to five and one-quarter years, (3) expected volatility of 84.7%—198.2% and (4) zero expected dividends.

Opexa recorded $185,890 stock-based compensation expense to consultants and directors during 2011. Unamortized stock-based compensation expense as of December 31, 2011 amounted to $19,658.

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

During 2011, warrants to purchase 2,687,890 shares were forfeited.

In connection with Opexa’s February 2011 public offering, as disclosed in Note 8, Opexa issued warrants to purchase an aggregate of 1,658,600 shares of common stock to the investors at an exercise price of $2.61 per share. These warrants have a term of five years and are immediately exercisable.

At December 31, 2011, the aggregate intrinsic value of the outstanding options and warrants was $227,567 and $435,913, respectively.

Summary information regarding options and warrants is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	762,970	$11.48	3,670,361	$19.51

Year ended December 31, 2007:
Granted	293,900	5.28	—	—
Forfeited and canceled	(17,345)	7.74	—	—
Outstanding at December 31, 2007	1,039,525	$9.79	3,670,361	$19.51

Year ended December 31, 2008:
Granted	640,400	1.10	6,728,874	1.96
Forfeited and canceled	(126,578)	6.53	—	—
Outstanding at December 31, 2008	1,553,347	$6.47	10,399,235	$8.15

Year ended December 31, 2009:
Granted	773,339	0.96	3,204,620	1.67
Exercised	(60,774)	1.05	(718,764)	1.66
Forfeited and canceled	(342,536)	10.56	(208,330)	5.00
Outstanding at December 31, 2009	1,923,376	$3.70	12,676,761	$6.93
Year ended December 31, 2010:
Granted	152,556	2.08	7,867	2.00
Exercised	(141,146)	0.77	(68,411)	2.10
Forfeited and canceled	(392,714)	9.11	(1,156,641)	29.40
Outstanding at December 31, 2010	1,542,072	$2.15	11,459,576	$2.75
Year ended December 31, 2011:
Granted	304,633	1.57	1,658,600	2.61
Exercised	—	—	—	—
Forfeited and canceled	(75,000)	5.00	(2,687,890)	5.93
Outstanding at December 31, 2011	1,771,705	$1.93	10,430,286	$1.90

Summary of options outstanding and exercisable as of December 31, 2011 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Exercisable
$0.22 to 4.99	6.50	1,540,765	1,258,388
5.00 to 9.80	0.61	230,940	230,940
$0.22 to 9.80	7.11	1,771,705	1,489,328

Summary of warrants outstanding and exercisable as of December 31, 2011 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$0.18 to 2.61	1.76	10,430,286	10,430,286
$0.18 to 2.61	1.76	10,430,286	10,430,286

NOTE 10—LICENSES AND GAIN ON EXTINGUISHMENT OF DEBT

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

In July 2007, Opexa entered into a second amended and restated license agreement with the University that eliminated the obligations under the prior agreement for the payment of $1.5 million due July 31, 2007 and the obligation to issue 21,623 shares of Opexa common stock. These obligations were recorded as an intangible asset, with the liabilities recorded as a notes payable—current portion of $1.5 million and a stock payable of $112,440. As a result of the amendment and restatement of the license agreement with the University, $1,612,440 was reported as a gain on extinguishment of liability. Opexa applied the accounting guidance related to transfers and servicing of financial assets and extinguishments of liabilities as well as the guidance on debtor’s accounting for a modification or exchange of debt instruments. In August 2009, the University of Chicago license agreement was assigned to Novartis as part of Opexa’s sale of its stem cell technology platform to Novartis, and effective November 2, 2011, the license agreement was assigned back to Opexa and the license agreement was amended and restated, as further described below.

Stem Cell Technology Agreement

In August 2009, Opexa entered into an exclusive agreement with Novartis for the further development of its stem cell technology. This technology, which has generated preliminary data, was in early preclinical development. Under the terms of the agreement, Novartis acquired the stem cell technology from Opexa and Novartis had full responsibility for funding and carrying out all research, development and commercialization activities. Opexa received an upfront cash payment of $3 million at the time the agreement was entered into and subsequently received $0.5 million as a technology transfer milestone fee.

On November 2, 2011, Opexa re-acquired the stem cell assets from Novartis in consideration for releasing Novartis with respect to any further payment obligations owed to Opexa by Novartis, including the remaining $0.5 million technology transfer milestone payment.  In connection with the re-acquisition of the stem cell assets, a related license agreement with the University of Chicago was assigned back to Opexa. Opexa and the University of Chicago entered into a Fourth Amended and Restated License Agreement in connection with such assignment to Opexa.

NOTE 11—SUBSEQUENT EVENTS

Subsequent to December 31, 2011, Opexa granted its management and employees options to purchase an aggregate of 1,409,367 shares of common stock with a fair value of $1,323,063 at an exercise price of $0.95 and an aggregate of 10,000 shares of common stock with a fair value of $9,064 at an exercise price of $0.92.  Of those options, 1,019,036 are performance-based and will commence three-year quarterly vesting, if at all, in two tranches upon Opexa achieving certain key milestone events.  The remaining options to purchase 400,331 shares are time-based and vest quarterly over a three-year period.

On February 15, 2012, Opexa entered into an agreement with Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization (CRO), in which PRA will provide Opexa with services related to the design, implementation and management of Opexa’s planned Phase II clinical trial program in SP-MS. Under the terms of the agreement, Opexa will pay an upfront cash payment to PRA of $236,830 within ten days of contract execution, an upfront cash payment to PRA of $45,365 as an advance payment of 10% of the estimated pass through costs to be incurred by PRA during the term of the agreement and an upfront cash payment of approximately $24,750 to PRA for certain proprietary system support and administration licensure necessary for data reporting and management. Future payments by Opexa to PRA under the agreement are based on the achievement of certain time and performance milestones as presented in the agreement. Unless terminated by either party without cause on 60 days prior notice or on shorter notice with cause, the initial term of the agreement is for four years and automatically renews for successive one year terms.

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

3.1
Articles of Amendment and Restatement of the Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 19, 2006, File No. 000-25513).

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2009).

3.3	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K filed on March 8, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on November 13, 2009, File No. 333-163108).

4.2	Form of Series E Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (Amendment No. 1) filed December 20, 2007, File No. 333-147167).

4.3
Warrant Agent Agreement by and between the Company and Continental Stock Transfer & Trust Company dated February 13, 2008 for the Series E Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed February 14, 2008).

4.4
Form of Underwriters’ Warrant Agreement by and between the Company and each underwriter party thereto for the Series E Warrants (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed February 14, 2008).

4.5
Form of Underwriters’ Warrant to Acquire Warrants Agreement by and between the Company and each underwriter party thereto for the Series E Warrants (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed February 14, 2008).

4.6
Unit Purchase Agreement dated August 8, 2008 by and among the Company and the Investors named therein in connection with Unit offering of common stock and Series F Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2008).

4.7	Form of Series F Warrant issued in connection with August 8, 2008 financing (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 12, 2008).

4.8
Registration Rights Agreement dated August 8, 2008 between the Company and the Investors named therein in connection with common stock and Series F Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 12, 2008).

4.9
Unit Purchase Agreement dated April 14, 2009 by and among the Company and the Investors party thereto for the 10% Convertible Notes and Series G Warrants (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 16, 2009).

4.10	Form of Series G Warrant issued by the Company on April 14, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 16, 2009).

4.11
Placement Agent Agreement dated December 9, 2009 by and between the Company and Rodman & Renshaw, LLC for Unit offering of Common Stock and Series A and Series B Warrants (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.12
Form of Securities Purchase Agreement dated as of December 9, 2009 by and between the Company and each investor signatory thereto for Unit offering of Common Stock and Series A and Series B Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.13	Form of Common Stock Purchase Warrant for Series A and Series B Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.14	Form of Series H Warrant issued by the Company on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

Exhibit No.	Description
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

10.4+
Amended and Restated Employment Agreement entered into on April 21, 2010 by and between the Company and Donna R. Rill (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2010).

10.5+
Amended and Restated Employment Agreement entered into on June 27, 2011 by and between the Company and Jaye L. Thompson (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 30, 2011).

10.6
License Agreement dated September 5, 2001 by and between the Company and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005, File No. 000-25513).

10.7
Lease dated August 19, 2005 by and between the Company and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006, File No. 000-25513).

10.8
License Agreement dated January 13, 2006 by and between the Company and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (Amendment No. 1) filed February 9, 2006, File No. 333-126687).

10.9
Fourth Amended and Restated License Agreement, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and the University of Chicago (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 4, 2011).

10.10+	Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Schedule 14A definitive proxy statement filed September 14, 2010).

10.11+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 22, 2010).

10.12
Continuous Offering Program Agreement dated May 14, 2010 by and between the Company and Rodman & Renshaw, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 17, 2010)  (subsequently terminated February 7, 2011 as disclosed in the Company’s Current Report on Form 8-K filed on February 7, 2011).

10.13
Assignment Agreement and General Release, dated November 2, 2011, by and between Opexa Therapeutics, Inc. and Novartis Institutes for BioMedical Research, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2011).

23.1*
Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP, dated February 27, 2012 to the incorporation by reference of their report dated February 27, 2012, in the Company’s Registration Statements on Form S-8 and S-3.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.