Form 10-Q
period 2012-03-31
Opexa Therapeutics, Inc.
filed 2012-05-11
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012

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

As of April 30, 2012, there were 23,048,488 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$4,677,956	$7,109,215
Other current assets	1,005,756	124,773
Total current assets	5,683,712	7,233,988

Property & equipment, net of accumulated depreciation
of $1,260,334 and $1,193,601, respectively	1,390,674	1,029,236
Total assets	$7,074,386	$8,263,224

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,681,799	$476,315
Accounts payable - related parties	15,000	15,000
Accrued expenses	350,802	576,545
Total current liabilities	2,047,601	1,067,860

Total liabilities	2,047,601	1,067,860

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
23,048,488 shares issued and outstanding	230,485	230,485
Additional paid in capital	107,851,086	107,645,666
Deficit accumulated during the development stage	(103,054,786)	(100,680,787)
Total stockholders' equity	5,026,785	7,195,364
Total liabilities and stockholders' equity	$7,074,386	$8,263,224

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2012	2011	March 31, 2012
Research and development	$1,490,097	$685,161	$71,668,972
General and administrative	816,196	592,058	28,425,271
Depreciation and amortization	67,355	29,634	1,413,836
Loss on disposal of assets	-	-	510,248
Operating loss	(2,373,648)	(1,306,853)	(102,018,327)

Interest income	136	211	1,358,553
Other income, net	-	-	661,146
Gain on extinguishment of debt	-	-	1,612,440
Gain on derivative instruments	-	-	1,388,848
Gain on sale of technology	-	-	3,000,000
Interest expense	(487)	(1,135)	(9,057,446)
Net loss	$(2,373,999)	$(1,307,777)	$(103,054,786)

Basic and diluted loss per share	$(0.10)	$(0.06)

Weighted average shares outstanding	23,048,488	20,955,860

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2012	2011	March 31, 2012
Cash flows from operating activities
Net loss	$(2,373,999)	$(1,307,777)	$(103,054,786)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	87,028	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,752,698
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	67,355	29,634	1,413,836
Amortization of debt financing costs	-	-	524,378
Option expense	205,420	95,470	15,780,627
Gain on derivative instruments	-	-	(1,388,848)
Loss on disposition of fixed assets	-	-	510,248
Changes in:
Other current assets	(880,983)	(28,249)	(1,422,429)
Accounts payable - third parties and related parties	1,022,532	294,033	933,291
Accrued expenses	(225,743)	38,825	296,477
Net cash used in operating activities	(2,185,418)	(791,036)	(52,697,106)

Cash flows from investing activities
Purchase of property & equipment	(245,841)	(194,034)	(1,917,651)
Net cash used in investing activities	(245,841)	(194,034)	(1,917,651)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	8,618,157	49,072,488
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	-	1,248,588
Proceeds from debt	-	-	9,283,184
Repayments on notes payable	-	(17,637)	(311,222)
Net cash provided by financing activities	-	8,600,520	59,292,713

Net change in cash and cash equivalents	(2,431,259)	7,615,450	4,677,956
Cash and cash equivalents at beginning of period	7,109,215	3,812,535	-
Cash and cash equivalents at end of period	$4,677,956	$11,427,985	$4,677,956

Cash paid for:
Income tax	$-	$-	$-
Interest	487	1,135	153,650

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	603,604
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	-	-	7,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	-	-	3,659,737
Beneficial conversion feature	-	-	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	587,609
Unpaid additions to property and equipment	182,952	136,266	182,952

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying interim unaudited financial statements of Opexa Therapeutics, Inc. (“Opexa”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report on Form 10-K filed with the SEC.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Note 2.  Cash and Cash Equivalents

Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

At March 31, 2012, Opexa invested approximately $4.5 million in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. For the three months ended March 31, 2012, the money market fund recognized an average market yield of 0.01%. Interest income of $136 was recognized for the three months ended March 31, 2012 in the statements of expenses.

Note 3.  Other Current Assets

Other current assets at March 31, 2012 include prepaid reagents and supplies amounting to $796,154 that will be used in the Company’s planned clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs upon initiation of the planned clinical study.

Note 4.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 2,500,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of March 31, 2012, options to purchase an aggregate of 3,227,222 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the three months ended March 31, 2012, Opexa recognized option expense of $205,420 which includes the related expense for the options that are expected to vest based on achievement of their related performance conditions (see below). Unamortized stock compensation expense as of March 31, 2012 amounted to $1,000,739.

Stock Option Activity

         A summary of stock option activity for the three months ended March 31, 2012 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2012	1,771,705	$1.93
Granted	1,541,767	0.95
Exercised	-	-
Forfeited and canceled	(86,250)	3.50

Outstanding at March 31, 2012	3,227,222	$1.42	8.2	$157,807

Exercisable at March 31, 2012	1,520,822	$1.83	6.7	$157,807

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

During the three months ended March 31, 2012, options to purchase an aggregate of 375,331 shares were granted to employees, based on 2011 performance objectives, at an exercise price of $0.95.  These options have terms of ten years and have a vesting schedule of three years. Fair value of $344,309 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued to employees during the three months ended March 31, 2012 include (1) discount rate of 1.98%, (2) expected term of 5.25 years, (3) expected volatility of 183% and (4) zero expected dividends.

During the three months ended March 31, 2012, options to purchase an aggregate of 1,019,036 shares were granted to senior management, based on the achievement of future performance-based, strategic milestone objectives, at an exercise price of $0.95. These options have terms of ten years and have vesting schedules of three years commencing after the two specific milestone objectives have been met. Fair value of $964,715 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued to senior management during the three months ended March 31, 2012 include (1) discount rate of 1.98%, (2) expected term of ten years, (3) expected volatility of 183% and (4) zero expected dividends.

During the three months ended March 31, 2012, options to purchase an aggregate of 25,000 shares were granted to recently hired employees at exercise prices ranging from $0.92 to $0.95. These options have terms of ten years and have a vesting schedule of three years commencing after the one-year anniversary of the individual employee’s date of hire. Fair value of $23,103 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to recently hired employees during the three months ended March 31, 2012 include (1) discount rate of 1.40%, (2) expected term of seven years, (3) expected volatility of 183% and (4) zero expected dividends.

During the three months ended March 31, 2012, options to purchase an aggregate of 122,400 shares were granted to directors for service on Opexa’s Board at an exercise price of $0.94. Options to purchase an aggregate of 40,000 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting in one year from the date of grant. Options to purchase the remaining 82,400 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2012. Fair value of $111,428 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to directors during the three months ended March 31, 2012 include (1) discount rate of 2.03%, (2) expected term of 5.25 years, (3) expected volatility of 186% and (4) zero expected dividends.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2012 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2012	10,430,286	$1.90
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at March 31, 2012	10,430,286	$1.90	1.5	$137,840

Exercisable at March 31, 2012	10,430,286	$1.90	1.5	$137,840

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. In particular, these forward-looking statements may be found, among other places, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management's strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with: our capital position; our ability to enter into and benefit from a partnering arrangement for our product candidate, Tovaxin, on reasonably satisfactory terms (if at all), and our dependence (if partnered) on the resources and abilities of any partner for the further development of Tovaxin; our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our treatment development program and to undertake and complete any further clinical studies for Tovaxin;  the success of our clinical trials; the efficacy of Tovaxin for any particular indication, such as for RR-MS or SP-MS; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tovaxin); the risk of litigation regarding our intellectual property rights; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update any forward-looking statements contained herein to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission.

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

T-Cell Therapy

Tovaxin® is a novel T-cell immunotherapy positioned to enter Phase IIb clinical development for the treatment of patients with secondary progressive MS (SP-MS) as well as Phase III clinical development for the treatment of patients with relapsing remitting MS (RR-MS). It is a personalized therapy that is specifically tailored to each patient’s disease profile. Tovaxin is manufactured using our proprietary method for the production of a patient-specific T-cell immunotherapy, which encompasses the collection of blood from the MS patient, isolation of peripheral blood mononuclear cells, generation of an autologous pool of myelin-reactive T-cells (MRTCs) raised against selected peptides from myelin basic protein (MBP), myelin oligodendrocyte glycoprotein (MOG) and proteolipid protein (PLP), and the return of these expanded, irradiated T-cells back to the patient.  These attenuated T-cells are reintroduced into the patient via subcutaneous injection to trigger a therapeutic immune system response.

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

A Phase IIb clinical study in North America of Tovaxin in SP-MS is expected to involve 180 patients and take approximately three years to complete. If we are able to commence such a study in mid-2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million. Our existing resources are not adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patient) or to complete such study or any significant portion of it. Unless we secure at least a substantial portion of the additional resources that will be necessary to complete the planned Phase IIb study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we would likely not proceed with the initiation of such study.

Given our need for substantial amounts of capital to undertake a Phase IIb clinical study in North America of Tovaxin in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to complete the planned Phase IIb study and to support ongoing operations during the pendency of such study. In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company. There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers and other relevant peptides to be used to treat MS patients.

We have developed a proprietary adult stem cell technology to produce monocyte-derived stem cells (MDSC) from blood. These MDSC can be derived from a patient’s monocytes, expanded ex vivo, and then administered to the same patient. Our initial focus is the further development of this monocyte-derived stem cell technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diabetes mellitus. The diabetes program is in an early (pre-clinical) development stage.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31, 2011

Net Sales.  We recorded no commercial revenues for the three months ended March 31, 2012 and 2011.

Research and Development Expenses. Research and development expenses were $1,490,097 for the three months ended March 31, 2012, compared with $685,161 for the three months ended March 31, 2011. The increase in expenses was primarily related to an increase in the procurement and use of laboratory reagents and supplies, an increase in professional service fees including initial costs incurred in conjunction with the engagement of a contract research organization to manage the clinical sites during the planned clinical study, an increase in personnel to conduct increased development activities as well as prepare for and conduct the clinical trial, an increase in facility costs relating to expanded operations and an increase of stock compensation expense to employees.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $816,196, compared with $592,058 for the three months ended March 31, 2011.  The increase in expense is due to an increase in business development activities, an increase in legal expense costs, an increase in compensation expense to employees and an increase in stock compensation expense for stock options granted.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $67,355 for the three months ended March 31, 2012, compared to $29,634 for the three months ended March 31, 2011. The increase in expense is due to an increase in depreciation for facility build-out costs incurred during the first half of 2011, an increase in depreciation for laboratory and manufacturing equipment acquired during 2011 and 2012 to support increased development activities and an increase in depreciation for information technology equipment acquired during 2011 and 2012 to replace and upgrade obsolete equipment.

Interest Expense.  Interest expense was $487 for the three months ended March 31, 2012, compared to $1,135 for the three months ended March 31, 2011.

Interest Income.  Interest income was $136 for the three months ended March 31, 2012, compared to $211 for the three months ended March 31, 2011.

Net Loss. We had a net loss for the three months ended March 31, 2012 of approximately $2.37 million, or $0.10 per share (basic and diluted), compared with a net loss of approximately $1.31 million, or $0.06 per share (basic and diluted), for the three months ended March 31, 2011. The increase in net loss is primarily due to the increase in the procurement of key laboratory reagents and supplies, and increases in professional service fees, employee compensation expense, stock compensation expense, facility costs and depreciation expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2012, we had cash and cash equivalents of approximately $4.7 million.

Our burn rate during the first quarter of 2012, which is in the absence of any clinical trial but includes preparation for initiation of a trial, was approximately $810,000 per month. While we will need to raise additional capital to fund our current business plan and support our operations, we believe we would have sufficient liquidity to support our business operations through 2012 if we defer the preparations and commencement of our clinical trial accordingly.

We currently intend to continue to use our available cash to fund general corporate purposes (including working capital and operational purposes) and to prepare for and proceed toward the initiation of a Phase IIb clinical study of Tovaxin in SP-MS, subject to securing the necessary resources to conduct such a study.  We also remain committed to further advancing Tovaxin in RR-MS at a later date (also subject to securing the necessary resources to do so).  Significant activities in preparation for, and the conduct of, a clinical trial will result in substantial increases in our monthly cash burn.  A Phase IIb clinical study in North America of Tovaxin is expected to involve 180 patients and take approximately three years to complete. If we are able to commence such a study in mid-2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million.  Our existing resources would not be adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patient) or to complete such study or any significant portion of it.  Unless we secure at least a substantial portion of the additional resources that will be necessary to complete the planned Phase IIb study and support our operations during the pendency of such study, or we are reasonably confident that such resources will be secured, we would likely not proceed with the initiation of such study.

Given our need for substantial amounts of capital to undertake a Phase IIb clinical study in North America of Tovaxin in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to complete the planned Phase IIb study and to support ongoing operations during the pendency of such study. In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company. There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

Assuming we are able to achieve financing which is sufficient to support the planned Phase IIb study in North America and to support our operations during the pendency of such study, we are also preparing for pivotal Phase III clinical studies in RR-MS in North America and Europe. Any such RR-MS studies would also depend upon the availability of sufficient resources.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

      OTHER INFORMATION

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report. This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, which is incorporated herein by reference. Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements, such as:

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

•	Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.

•	As our share price is volatile, holders may not be able to resell our shares at a profit or at all.

•	We may be or become the target of securities litigation, which is costly and time-consuming to defend.

•	Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our current majority stockholders.

•	Future sales of our common stock in the public market could lower our stock price.

•	We presently do not intend to pay cash dividends on our common stock.

•	Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

•
We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

•	Our management has significant flexibility in using our current available cash.

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

101*+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.

+	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 11, 2012	By:	/s/ Neil K. Warma
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

101*+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________
*	Filed herewith.

+	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”