Form 10-Q
period 2012-06-30
Opexa Therapeutics, Inc.
filed 2012-08-13
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Texas	2635 Technology Forest Blvd.	76-0333165
(State or other jurisdiction of	The Woodlands, Texas 77381	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive offices and zip code)	Identification No.)

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

As of July 31, 2012, there were 23,048,488 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$1,570,148	$7,109,215
Other current assets	953,440	124,773
Total current assets	2,523,588	7,233,988

Property & equipment, net of accumulated depreciation
of $1,336,830 and $1,193,601, respectively	1,385,919	1,029,236
Deferred financing costs	27,076	-
Total assets	$3,936,583	$8,263,224

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$556,101	$476,315
Accounts payable - related parties	15,000	15,000
Accrued expenses	337,365	576,545
Total current liabilities	908,466	1,067,860

Total liabilities	908,466	1,067,860

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
23,048,488 shares issued and outstanding	230,485	230,485
Additional paid in capital	108,017,115	107,645,666
Deficit accumulated during the development stage	(105,219,483)	(100,680,787)
Total stockholders' equity	3,028,117	7,195,364
Total liabilities and stockholders' equity	$3,936,583	$8,263,224

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012
Research and development	$1,558,208	$854,208	$3,048,305	$1,539,369	$73,227,180
General and administrative	529,566	560,834	1,345,762	1,152,892	28,954,837
Depreciation and amortization	76,496	70,732	143,851	100,366	1,490,332
Loss on disposal of assets	-	-	-	-	510,248
Operating loss	(2,164,270)	(1,485,774)	(4,537,918)	(2,792,627)	(104,182,597)

Interest income	59	260	195	471	1,358,612
Other income, net	-	-	-	-	661,146
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain on derivative instruments	-	-	-	-	1,388,848
Gain on sale of technology	-	-	-	-	3,000,000
Interest expense	(486)	(870)	(973)	(2,005)	(9,057,932)
Net loss	$(2,164,697)	$(1,486,384)	$(4,538,696)	$(2,794,161)	$(105,219,483)

Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.20)	$(0.13)	N/A

Weighted average shares outstanding	23,048,488	23,048,488	23,048,488	22,007,955	N/A

See accompanying notes to unaudited financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		Inception
	June 30,		through
	2012	2011	June 30, 2012
Cash flows from operating activities
Net loss	$(4,538,696)	$(2,794,161)	$(105,219,483)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	87,028	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	-	6,752,698
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	143,851	100,366	1,490,332
Amortization of debt financing costs	-	-	524,378
Option expense	371,449	291,873	15,946,656
Gain on derivative instruments	-	-	(1,388,848)
Loss on disposition of fixed assets	-	-	510,248
Changes in:
Other current assets	(805,756)	(34,094)	(1,347,202)
Accounts payable - third parties and related parties	52,336	100,534	(36,905)
Accrued expenses	(289,167)	(97,806)	233,053
Net cash used in operating activities	(5,065,983)	(2,346,260)	(55,577,671)

Cash flows from investing activities
Purchase of property & equipment	(473,084)	(172,150)	(2,144,894)
Net cash used in investing activities	(473,084)	(172,150)	(2,144,894)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	8,618,157	49,072,488
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	-	1,248,588
Proceeds from debt	-	-	9,283,184
Repayments on notes payable	-	(35,607)	(311,222)
Net cash provided by financing activities	-	8,582,550	59,292,713

Net change in cash and cash equivalents	(5,539,067)	6,064,140	1,570,148
Cash and cash equivalents at beginning of period	7,109,215	3,812,535	-
Cash and cash equivalents at end of period	$1,570,148	$9,876,675	$1,570,148

Cash paid for:
Income tax	$-	$-	$-
Interest	973	2,005	154,136

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	603,604
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	-	-	7,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	-	-	3,659,737
Beneficial conversion feature	-	-	1,805,519
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	587,609
Unpaid additions to property and equipment	27,450	42,399	27,450
Unpaid additions to deferred financing costs	49,987	-	49,987

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

At June 30, 2012, Opexa invested approximately $1.4 million in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. For the six months ended June 30, 2012, the money market fund recognized an average market yield of 0.01%. Interest income of $195 was recognized for the six months ended June 30, 2012 in the statement of expenses.

Note 3.  Other Current Assets

Other current assets at June 30, 2012 include prepaid reagents and supplies amounting to $775,251 that will be used in the Company’s planned clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs upon initiation of the planned clinical study.

Note 4.  Deferred Financing Costs

Deferred financing costs at June 30, 2012 consist of costs incurred from third parties in connection with obtaining debt financing. These costs were capitalized and will be amortized to interest expense over the term of the related debt.  As of June 30, 2012, the current portion of the unamortized deferred financing costs totaling $22,911 is included in other current assets. The remaining portion of the unamortized deferred financing costs totaling $27,076 is reported as a non-current asset in deferred financing costs.

Note 5.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 2,500,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of June 30, 2012, options to purchase an aggregate of 3,206,639 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the six months ended June 30, 2012, Opexa recognized option expense of $371,449 which includes the related expense for the options that are expected to vest based on achievement of their related performance conditions (see below). Unamortized stock compensation expense as of June 30, 2012 amounted to $834,710.

Stock Option Activity

         A summary of stock option activity for the six months ended June 30, 2012 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2012	1,771,705	$1.93
Granted	1,541,767	0.95
Exercised	-	-
Forfeited and canceled	(106,833)	3.20

Outstanding at June 30, 2012	3,206,639	$1.41	8.1	$21,715

Exercisable at June 30, 2012	1,589,016	$1.81	6.7	$21,715

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

During the six months ended June 30, 2012, options to purchase an aggregate of 375,331 shares were granted to employees, based on 2011 performance objectives, at an exercise price of $0.95.  These options have terms of ten years and have a vesting schedule of three years. Fair value of $344,309 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued to employees during the six months ended June 30, 2012 include (1) discount rate of 1.98%, (2) expected term of 5.25 years, (3) expected volatility of 183% and (4) zero expected dividends.

During the six months ended June 30, 2012, options to purchase an aggregate of 1,019,036 shares were granted to senior management, based on the achievement of future performance-based, strategic milestone objectives, at an exercise price of $0.95. These options have terms of ten years and have vesting schedules of three years commencing after the two specific milestone objectives have been met. Fair value of $964,715 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the options issued to senior management during the six months ended June 30, 2012 include (1) discount rate of 1.98%, (2) expected term of ten years, (3) expected volatility of 183% and (4) zero expected dividends.

During the six months ended June 30, 2012, options to purchase an aggregate of 25,000 shares were granted to recently hired employees at exercise prices ranging from $0.92 to $0.95. These options have terms of ten years and have a vesting schedule of three years commencing after the one-year anniversary of the individual employee’s date of hire. Fair value of $23,103 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to recently hired employees during the six months ended June 30, 2012 include (1) discount rate of 1.40%, (2) expected term of seven years, (3) expected volatility of 183% and (4) zero expected dividends.

During the six months ended June 30, 2012, options to purchase an aggregate of 122,400 shares were granted to directors for service on Opexa’s Board at an exercise price of $0.94. Options to purchase an aggregate of 40,000 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting in one year from the date of grant. Options to purchase the remaining 82,400 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2012. Fair value of $111,428 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to directors during the six months ended June 30, 2012 include (1) discount rate of 2.03%, (2) expected term of 5.25 years, (3) expected volatility of 186% and (4) zero expected dividends.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2012 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2012	10,430,286	$1.90
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at June 30, 2012	10,430,286	$1.90	1.3	$34,097

Exercisable at June 30, 2012	10,430,286	$1.90	1.3	$34,097

Note 6.  Subsequent Events

On July 25, 2012, Opexa closed a private offering consisting of convertible secured notes and warrants to purchase shares of common stock which generated approximately $4.1 million in gross proceeds. The notes mature on July 25, 2014 and accrue interest at the rate of 12% per annum, compounded annually. Interest is payable semi-annually in either cash or registered shares of common stock at the Company’s election. The notes are secured by substantially all of the Company’s assets and are convertible into a new class of non-voting Series A Convertible Preferred Stock. The notes can be converted into Series A Convertible Preferred Stock at the option of the investors at a price of $100.00 per share, subject to certain limitations and adjustments. Additionally, the Company can elect to convert the notes into Series A Convertible Preferred Stock if (i) the Company’s common stock closes at or above $2.50 per share for 20 consecutive trading days or (ii) the Company achieves certain additional funding milestones to continue its clinical trial program. These milestones include (x) executing a strategic agreement with a partner or potential partner by which the Company will receive a minimum of $5 million to partially fund, or an option to partner with the Company for, its Phase II clinical trial for Tcelna in patients with secondary progressive multiple sclerosis and (y) receiving a minimum of $25 million in additional capital (including the note offering proceeds) from any partner, potential partner or any other source. The Series A Convertible Preferred Stock accrues dividends at the rate of 8% per annum, which are cumulative and payable semi-annually in either cash or registered shares of the common stock at the Company’s election.  The Series A Convertible Preferred Stock is convertible into shares of the Company’s common stock at the option of the investors at a price of $0.80 per share, subject to certain limitations and adjustments. Additionally, the Company can elect to convert the Series A Convertible Preferred Stock into common stock if the Company’s common stock closes at or above $4.00 per share for 20 consecutive trading days. The warrants have an exercise price of $1.25 per share, a five-year term and are exercisable for 75% of the number of shares of common stock into which the notes are ultimately convertible, subject to certain limitations and adjustments.  The Company can redeem the warrants at $0.01 per share if the Company’s common stock closes at or above $2.50 per share for 20 consecutive trading days. As part of the security interest granted by the Company to the investors, $1,000,000 of the proceeds will be maintained in a controlled account.  The investors were granted certain registration rights for the shares of underlying common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2012.  Our results of operations and cash flows should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. In particular, these forward-looking statements may be found, among other places, under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management's strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with: our capital position; the rights and preferences provided to the Series A Convertible Preferred Stock and investors in the convertible secured notes (including a secured interest in all of our assets); our ability to enter into and benefit from a partnering arrangement for our product candidate, Tcelna, on reasonably satisfactory terms (if at all), and our dependence (if partnered) on the resources and abilities of any partner for the further development of Tcelna; our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our treatment development program and to undertake and complete any further clinical studies for Tcelna;  the success of our clinical trials; the efficacy of Tcelna for any particular indication, such as for RR-MS or SP-MS; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tcelna); the risk of litigation regarding our intellectual property rights; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this report. We assume no obligation or undertaking to update any forward-looking statements contained herein to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Opexa Therapeutics, Inc.

We are a biopharmaceutical company developing personalized cellular therapies with the potential to treat major illnesses, including multiple sclerosis (MS). These therapies are based on our proprietary T-cell technology. The information discussed related to our product candidates is preliminary and investigative. Our product candidates are not approved by the Food and Drug Administration (FDA). Our lead product candidate, Tcelna™ (formerly known as Tovaxin®), is a personalized T-cell therapeutic vaccine licensed from Baylor College of Medicine, which is in late-stage clinical development for the treatment of MS.

T-Cell Therapy

Tcelna™ is a novel T-cell immunotherapy positioned to enter Phase IIb clinical development for the treatment of patients with secondary progressive MS (SP-MS) as well as Phase III clinical development for the treatment of patients with relapsing remitting MS (RR-MS). It is a personalized therapy that is specifically tailored to each patient’s disease profile. Tcelna is manufactured using our proprietary method for the production of a patient-specific T-cell immunotherapy, which encompasses the collection of blood from the MS patient, isolation of peripheral blood mononuclear cells, generation of an autologous pool of myelin-reactive T-cells (MRTCs) raised against selected peptides from myelin basic protein (MBP), myelin oligodendrocyte glycoprotein (MOG) and proteolipid protein (PLP), and the return of these expanded, irradiated T-cells back to the patient.  These attenuated T-cells are reintroduced into the patient via subcutaneous injection to trigger a therapeutic immune system response.

Summary of TERMS Phase IIb Clinical Trial Data

Tcelna for Early Relapsing Multiple Sclerosis (TERMS) was a Phase IIb clinical study of Tcelna in RR-MS patients. Although the study did not show statistical significance in its primary endpoint (the cumulative number of gadolinium-enhanced brain lesions using MRI scans summed at various points in the study), the study showed compelling evidence of efficacy in various clinical and other MRI endpoints.

The TERMS study was a multi-center, randomized, double blind, placebo-controlled trial in 150 patients with RR-MS or high risk Clinically Isolated Syndrome. Patients received a total of five subcutaneous injections at weeks 0, 4, 8, 12 and 24.  Key results from the TERMS trial include:

●
In the modified intent to treat patient population (n=142), the annualized relapse rate (ARR) for Tcelna-treated patients was 0.214 as compared to 0.339 for placebo-treated patients, which represented a 37% decrease in ARR for Tcelna as compared to placebo in the general population;

●
In a prospective group of patients with more active disease (ARR>1, n=50), Tcelna demonstrated a 55% reduction in ARR as compared to placebo, and a 73% reduction in relapse rate was observed in Tcelna patients in this population compared to placebo during the 24-week period following the administration of the full course of treatment; and

●
In a retrospective analysis in patients naïve to previous disease modifying treatment (i.e., patients who had not previously used any drugs other than steroids to treat their disease), the results showed that patients, when treated with Tcelna, had a 64% reduction in ARR versus placebo (p=0.046, n=70).

Tcelna has demonstrated a favorable side effect profile throughout its clinical development program.  In four clinical trials to date, including the Phase IIb TERMS trial, there have been no serious adverse events associated with Tcelna treatment. The most common side effect is mild to moderate irritation at the site of injection, which is typically resolved in 24 hours. We believe the favorable safety profile of Tcelna is a key differentiator when compared to marketed or other developmental MS drugs.

T-Cell Therapy Regulatory and Development Status

In late 2010, we conducted formal End of Phase II meetings with the FDA regarding our planned development program for Tcelna. These consisted of two separate meetings to review both the complete Tcelna manufacturing process as well as the prospective clinical trial plan for Tcelna.  The first meeting focused on the improvements and modifications we have incorporated into Tcelna’s manufacturing and CMC (chemistry, manufacturing and control) process in an effort to improve efficiency, reduce overall costs and implement commercial stage requirements.  As part of this meeting, we presented data and details supporting an optimized manufacturing process, including a transition to fewer process steps, comparability plans and complete reagent profiles. The FDA agreed that the optimized Tcelna manufacturing process would meet the requirements for a pivotal Phase III clinical trial, although additional supporting data is expected to be submitted to the FDA prior to initiating such a study.

During the second meeting we presented our rationale and trial design for a Phase III pivotal study of Tcelna in RR-MS patients.  The FDA concurred in general with our proposed clinical trial protocol, including the patient population, end points, patient numbers and overall trial design. The FDA also offered several recommendations to further enhance such a Phase III trial in RR-MS.

In 2011, we submitted our data, rationale and additional background information to support the SP-MS indication. Upon review of the dossier, the FDA granted Fast Track designation for Tcelna in SP-MS. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical need. SP-MS is characterized by a steady accrual of irreversible disability, despite, in some cases, reversible relapses, remissions or clinical plateau. Only one product is currently approved in the United States specifically for the indication of SP-MS, and we believe that a significant unmet need exists for the safe and effective treatment of SP-MS.

Based on this positive FDA milestone, our encouraging data in SP-MS and discussions with key opinion leaders, potential strategic partners, clinicians and patients, we have accelerated our plans for SP-MS and are currently planning to initiate a Phase IIb clinical trial of Tcelna in SP-MS patients. We also remain committed to further advancing Tcelna in RR-MS at a later date subject to securing the necessary capital to continue such development activities. For Opexa, moving forward in progressive MS, an area which we believe represents a higher unmet medical need, could further differentiate the Company and Tcelna from other MS treatments.

A Phase IIb clinical study in North America of Tcelna in SP-MS is expected to involve 180 patients and take approximately three years to complete. Provided we are able to commence such a study in Q3 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such study are estimated at approximately $32 million. While we expect to initiate the trial with our existing resources, including the proceeds from the July 25, 2012 private offering of convertible secured notes and warrants, they are not adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patients) or to complete such study or any significant portion of it.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

Given our need for substantial amounts of capital to undertake and complete a Phase IIb clinical study in North America of Tcelna in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to complete the planned Phase IIb study and to support ongoing operations during the pendency of such study. In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company. There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2012 with the Three Months Ended June 30, 2011

Net Sales.  We recorded no commercial revenues for the three months ended June 30, 2012 and 2011.

Research and Development Expenses. Research and development expenses were $1,558,208 for the three months ended June 30, 2012, compared with $854,208 for the three months ended June 30, 2011. The increase in expenses is primarily related to an increase of staff to conduct increased development activities and increases in the procurement and use of supplies used in our laboratory, the engagement of consultants in preparation for a planned clinical study of Tcelna in SP-MS and stock compensation expense, and was partially offset by a decrease in legal costs related to our intellectual property.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $529,566, compared with $560,834 for the three months ended June 30, 2011. The decrease in expense is due to decreases in business development expenses and stock compensation expense, and was partially offset by increases in compensation expense to employees, facilities costs and investor outreach and capital financing activities.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2012 were $76,496 compared with $70,732 for the three months ended June 30, 2011.

Interest Expense.  Interest expense was $486 for the three months ended June 30, 2012, compared to $870 for the three months ended June 30, 2011.

Interest Income.  Interest income was $59 for the three months ended June 30, 2012, compared to $260 for the three months ended June 30, 2011.

Net loss. We had a net loss for the three months ended June 30, 2012 of approximately $2.16 million, or $0.09 per share (basic and diluted), compared with a net loss of approximately $1.49 million or $0.06 per share (basic and diluted) for the three months ended June 30, 2011. The increased net loss is primarily related to increases in compensation costs, the procurement and use of supplies used in our laboratory, facilities costs and the engagement of consultants.

Comparison of the Six Months Ended June 30, 2012 with the Six Months Ended June 30, 2011

Net Sales.  We recorded no commercial revenues for the six months ended June 30, 2012 and 2011.

Research and Development Expenses.  Research and development expenses were $3,048,305 for the six months ended June 30, 2012, compared with $1,539,369 for the six months ended June 30, 2011. The increase in expenses is primarily related to increases of staff to conduct increased development activities, the procurement and use of supplies used in our laboratory, the engagement of consultants in preparation for our planned clinical study, facilities costs and stock compensation expense, and was partially offset by a decrease in legal costs related to our intellectual property.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $1,345,762, compared with $1,152,892 for the six months ended June 30, 2011. The increase in expense is due to increases in compensation expense to employees, legal expenses, facilities costs and investor outreach and capital financing activities, and was partially offset by decreases in business development expenses and stock compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2012 were $143,851, compared with $100,366 for the six months ended June 30, 2011. The increase in expense is due to an increase in depreciation for facility build-out costs incurred during the first half of 2011, an increase in depreciation for laboratory and manufacturing equipment acquired during 2011 and 2012 to support increased development activities and an increase in depreciation for information technology equipment acquired during 2011 and 2012 to replace and upgrade obsolete equipment.

Interest Expense.  Interest expense was $973 for the six months ended June 30, 2012, compared to $2,005 for the six months ended June 30, 2011.

Interest Income.  Interest income was $195 for the six months ended June 30, 2012, compared to $471 for the six months ended June 30, 2011.

Net loss. We had a net loss for the six months ended June 30, 2012 of approximately $4.54 million, or $0.20 per share (basic and diluted), compared with a net loss of approximately $2.79 million, or $0.13 per share (basic and diluted), for the six months ended June 30, 2011. The increased net loss is primarily related to increases in compensation expense, procurement and use of supplies used in our laboratory, engagement of legal and business consultants and depreciation.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of June 30, 2012, we had cash and cash equivalents of approximately $1.6 million. On July 25, 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase shares of common stock which generated approximately $4.1 million in gross proceeds.

Our burn rate during the first half of 2012, which is in the absence of any clinical trial but includes preparation for initiation of a trial, was approximately $925,000 per month. While we will need to raise additional capital to fund our current business plan and support our operations, we believe that, inclusive of the proceeds from the July 25, 2012 private offering of convertible secured promissory notes and warrants, we have sufficient liquidity to support our business operations through November 2012.

We currently intend to continue to use our available cash to fund general corporate purposes (including working capital and operational purposes) and to proceed toward the initiation of a Phase IIb clinical study of Tcelna in SP-MS. A Phase IIb clinical study in North America of Tcelna is expected to involve 180 patients and take approximately three years to complete. If we are able to commence such a study during 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such a study are estimated at approximately $32 million.  While we expect to initiate the trial with our existing resources, including the proceeds from the July 25, 2012 private offering of convertible secured notes and warrants, they are not adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patients) or to complete such study or any significant portion of it.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

Given our need for substantial amounts of capital to undertake and complete a Phase IIb clinical study in North America of Tcelna in SP-MS, we intend to continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to complete the planned Phase IIb study and to support ongoing operations during the pendency of such study. In addition to one or more additional financings, these opportunities and alternatives may include a partnering arrangement with a large biotech or pharmaceutical company. There can be no assurance that any such financings or partnering arrangement can be consummated on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six months ended June 30, 2012, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

PART II

      OTHER INFORMATION

Item 1A.  Risk Factors.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in Part I, Item 2 of this report. This Item 1A should be read in conjunction with Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, which is incorporated herein by reference. Although we believe that the expectations reflected in any forward-looking statements we make are reasonable, we caution you that these expectations or predictions may not prove to be correct or we may not achieve the financial or operations results or other benefits anticipated in the forward-looking statements. Forward-looking statements are subject to a number of risks and uncertainties, which could cause our actual results to vary materially from those suggested by the forward-looking statements, such as:

●
Our business is at an early stage of development. We are largely dependent on the success of our lead product candidate, Tcelna, and we cannot be certain that Tcelna will receive regulatory approval or be successfully commercialized.

●	We have a history of operating losses and do not expect to be profitable in the near future.

●
We will be required to raise significant additional capital, or secure a development partner, in the near-term, and our ability to obtain funding is uncertain. If sufficient capital is not available, we may not be able to continue our operations as proposed (including any clinical trial that may be launched or ongoing for Tcelna), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws. If we have commenced our planned Phase IIb clinical study of Tcelna in SP-MS and are unable to secure the necessary resources to continue the trial, we may need to discontinue the trial after having initially dosed the patients enrolled to that point, and before the risks and benefits of treatment or discontinuation of the therapy are fully known.

●
We will depend on strategic collaborations with third parties to develop and commercialize product candidates, such as Tcelna, and we may not have control over a number of key elements relating to the development and commercialization of any such product candidate.

●
We will need regulatory approvals for any product candidate, including Tcelna, prior to introduction to the market, which will require successful testing in clinical trials. Clinical trials are subject to extensive regulatory requirements, and are very expensive, time-consuming and difficult to design and implement. Any product candidate, such as Tcelna, may fail to achieve necessary safety and efficacy endpoints during clinical trials in which case we will be unable to generate revenue from the commercialization and sale of our products.

●
We will rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that may hamper our ability to successfully develop and commercialize any product candidate, including Tcelna.

●	If we fail to identify and license or acquire other product candidates, we will not be able to expand our business over the long term.

●	We are dependent upon our management team and a small number of employees.

●	If we fail to meet our obligations under our license agreements, we may lose our rights to key technologies on which our business depends.

●
Our current research and manufacturing facility is not large enough to manufacture product candidates, such as Tcelna, for clinical trials or, if such clinical trials are successful, commercial applications.

●
If any product we may eventually have is not accepted by the market or if users of any such product are unable to obtain adequate coverage of and reimbursement for such product from government and other third-party payors, our revenues and profitability will suffer.

●
Any product candidate that we develop, such as Tcelna, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

●	We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

●
Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products, such as Tcelna.

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

●	We are subject to stringent regulation of our product candidates, such as Tcelna, which could delay development and commercialization.

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

●
Our stock may be delisted from NASDAQ, which could affect its market price and liquidity.  In August 2012, we requested an additional 180-day grace period to regain compliance with NASDAQ’s minimum bid price requirement because our stock has continued to trade below the $1.00 minimum closing bid price subsequent to receiving a NASDAQ staff deficiency letter in February 2012.  NASDAQ granted our extension request and we now have until February 4, 2013 to achieve compliance with this listing standard (i.e., by our common stock maintaining a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days during the additional grace period, or such longer period of time as the NASDAQ staff may require).  It is also possible that we would otherwise fail to satisfy another NASDAQ requirement for continued listing of our stock.  If we are unable to regain compliance in a timely manner or if we do not meet the other listing standards and our common stock is delisted, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline.  Delisting may also impair our ability to raise capital.

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

●
We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.  For example, on July 25, 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds.  The notes mature on July 25, 2014 and accrue interest at the rate of 12% per annum, compounded annually, payable in either cash or registered shares of common stock.  The notes are secured by substantially all of our tangible and intangible assets, and $1,000,000 of the proceeds from the Note Offering is being held in a controlled account as part of the security interest we granted to the noteholders.  The notes are convertible into a new class of non-voting Series A Convertible Preferred Stock at a conversion price of $100.00, subject to certain limitations and adjustments.  The Series A Cumulative Preferred Stock accrues cumulative dividends at the rate of 8% per annum, payable in either cash or registered shares of common stock, and carries a $100.00 per share liquidation preference.  The Series A Convertible Preferred Stock is convertible into common stock at a conversion price of $0.80, subject to certain limitations and adjustments.  At the current conversion price, a maximum of 5,106,250 shares of common stock could be issued if all notes were converted to Series A Convertible Preferred Stock which was then ultimately converted into common stock.  Five-year warrants to purchase an aggregate of 3,829,688 shares of common stock were issued with an exercise price of $1.25 per share, subject to certain limitations and adjustments. The note purchase agreement contained an expansion option whereby we may request, upon certain conditions, that the noteholders purchase additional notes and warrants to bring the total offering to an aggregate of $8.0 million in principal amount.  However, any exercise of this expansion option will require the consent of holders of at least 75% of the issued notes, among other conditions.

●
Our management has significant flexibility in using our current available cash, including the net proceeds available from our July 25, 2012 private offering of $4.1 million principal amount of convertible secured notes and warrants.  We currently intend to continue to use our available cash to fund general corporate purposes (including working capital and operational purposes) and to proceed toward the initiation of a Phase IIb clinical study of Tcelna in SP-MS. A Phase IIb clinical study in North America of Tcelna is expected to involve 180 patients and take approximately three years to complete. If we are able to commence such a study during 2012, the costs of such study as well as the ongoing expenses of our operations through the expected completion date of such a study are estimated at approximately $32 million.  While we expect to initiate the trial with our existing resources, including the proceeds from the July 25, 2012 private offering of convertible secured notes and warrants, they are not adequate to permit us to proceed materially beyond the initiation of such a study (i.e., the dosing of the first patients) or to complete such study or any significant portion of it.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 6.  Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Formation of Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.1	Form of Series I Warrant issued to investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.1
Form of Note Purchase Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.2	Form of 12% Convertible Secured Promissory Note issued to investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.3
Form of Security Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc., the investors signatory thereto, and Alkek & Williams Ventures, Ltd. as Collateral Agent for the investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.4
Deposit Account Control Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc., Alkek & Williams Ventures, Ltd. as Collateral Agent for the investors, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.5
Form of Registration Rights Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.

+	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: August 13, 2012	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer) Acting Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Formation of Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.1	Form of Series I Warrant issued to investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.1
Form of Note Purchase Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.2	Form of 12% Convertible Secured Promissory Note issued to investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.3
Form of Security Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc., the investors signatory thereto, and Alkek & Williams Ventures, Ltd. as collateral agent for the investors (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.4
Deposit Account Control Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc., Alkek & Williams Ventures, Ltd. as collateral agent for the investors, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

10.5
Form of Registration Rights Agreement, dated July 25, 2012, by and among Opexa Therapeutics, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________
*	Filed herewith.

+	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”