Form 10-Q
period 2013-03-31
Opexa Therapeutics, Inc.
filed 2013-05-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

As of May 10, 2013, there were 8,070,130 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended March 31, 2013

INDEX

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1

	Unaudited Consolidated Statements of Operations: For the three months ended March 31, 2013 and 2012 and from Inception (January 22, 2003) through March 31, 2013	2

	Unaudited Consolidated Statements of Changes in Stockholders’ Equity: For the three months ended March 31, 2013	3

	Unaudited Consolidated Statements of Cash Flows: For the three months ended March 31, 2013 and 2012 and from Inception (January 22, 2003) through March 31, 2013	4

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	38

Signatures		39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$7,834,336	$592,004
Other current assets	1,166,430	1,077,546
Total current assets	9,000,766	1,669,550

Property & equipment, net of accumulated depreciation
of $1,572,821 and $1,494,510, respectively	1,189,328	1,265,041
Restricted cash	500,000	1,000,000
Deferred financing costs, net of amortization
of $111,578 and $58,639, respectively	158,540	211,479
Other long-term assets	104,027	-

Total assets	$10,952,661	$4,146,070

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$830,658	$412,096
Accrued expenses	931,119	473,879
Deferred revenue	1,395,348	-
Total current liabilities	3,157,125	885,975

Long term liabilities:
Convertible promissory notes, net of discount
of $2,253,590 and $3,136,342, respectively	301,410	318,658
Convertible promissory notes-R/P, net of discount
of $554,783 and $571,895	75,217	58,105
Deferred revenue	3,384,552	-
Total liabilities	6,918,304	1,262,738

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
7,991,559 and 6,249,369 shares issued and outstanding	79,916	62,494
Additional paid in capital	117,743,543	112,432,458
Deficit accumulated during the development stage	(113,789,102)	(109,611,620)
Total stockholders' equity	4,034,357	2,883,332
Total liabilities and stockholders' equity	$10,952,661	$4,146,070

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Inception
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013
Revenue:
Option Revenue	$220,100	$-	$220,100

Research and development	1,621,366	1,490,097	78,118,717
General and administrative	1,102,435	816,196	31,220,051
Depreciation and amortization	78,311	67,355	1,728,469
Loss on disposal of assets	-	-	513,345
Operating loss	(2,582,012)	(2,373,648)	(111,360,482)

Interest income	1,874	136	1,360,571
Other income and expense, net	37,910	-	699,056
Gain on extinguishment of debt	-	-	1,612,440
Gain on derivative instruments	-	-	1,941,826
Gain on sale of technology	-	-	3,000,000
Interest expense	(1,635,254)	(487)	(11,042,513)
Net loss	$(4,177,482)	$(2,373,999)	$(113,789,102)

Basic and diluted loss per share	$(0.58)	$(0.41)	N/A

Weighted avg shares outstanding - Basic and diluted	7,239,102	5,762,028	N/A

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (unaudited)

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2012	6,249,369	$62,494	$112,432,458	$(109,611,620)	$2,883,332
Conversion of convertible notes	365,263	3,652	996,348	—	1,000,000
Discount related to beneficial conversion feature	—	—	141,829	—	141,829
Discount on warrants attached to debt	—	—	195,969	—	195,969
Shares issued for:
cash, net of offering costs	1,376,927	13,770	3,565,752	—	3,579,522
Warrant expense	—	—	219,553	—	219,553
Option expense	—	—	191,634	—	191,634
Net loss	—	—	—	(4,177,482)	(4,177,482)
Balances at March 31, 2013	7,991,559	$79,916	$117,743,543	$(113,789,102)	$4,034,357

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended		Inception
	March 31,		through
	2013	2012	March 31, 2013
Cash flows from operating activities
Net loss	$(4,177,482)	$(2,373,999)	$(113,789,102)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	1,237,662	-	8,094,392
Loss/(Gain) on extinguishment of debt	-	-	(1,612,440)
Depreciation	78,311	67,355	1,728,469
Amortization of debt financing costs	52,939	-	635,956
Option expense	411,187	205,420	16,677,120
Loss/(Gain) on derivative instruments	-	-	(1,941,826)
Loss on disposition of fixed assets	-	-	513,345
Changes in:
Deferred revenue	4,779,900	-	4,779,900
Other current assets	(115,589)	(880,983)	(1,268,642)
Accounts payable - third parties and related parties	418,562	1,022,532	257,911
Accrued expenses	457,240	(225,743)	1,062,478
Other assets	(104,027)	-	(104,027)
Net cash provided by (used in) operating activities	3,038,703	(2,185,418)	(56,396,624)

Cash flows from investing activities
Purchase of property & equipment	(2,598)	(245,841)	(2,224,797)
Restricted cash	500,000	-	(500,000)
Net cash provided by (used in) investing activities	497,402	(245,841)	(2,724,797)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	3,623,738	-	53,077,535
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	-	1,248,588
Proceeds from third party debt	550,000	-	13,288,184
Proceeds from related party debt	100,000	-	730,000
Deferred financing and offering costs	(17,511)	-	(527,003)
Repayment on related party notes payable	(100,000)	-	(100,000)
Repayments on notes payable	(450,000)	-	(761,222)
Net cash provided by financing activities	3,706,227	-	66,955,757

Net change in cash and cash equivalents	7,242,332	(2,431,259)	7,834,336
Cash and cash equivalents at beginning of period	592,004	7,109,215	-
Cash and cash equivalents at end of period	$7,834,336	$4,677,956	$7,834,336

Cash paid for:
Income tax	$-	$-	$-
Interest	18,647	487	173,756

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	789,287
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	1,000,000	-	8,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:	-	-
Warrants	195,969	-	6,170,341
Beneficial conversion feature	141,829	-	3,444,982
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	2,349,266
Unpaid additions to property and equipment	-	182,952	-
Amortization of deferred offering costs to paid-in capital	45,450	-	92,789
Shares issued as deferred offering costs	1,234	-	150,365

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

The accompanying consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”). All intercompany balances and transactions have been eliminated in the consolidation.

Note 2.  Significant Accounting Polices

Revenue Recognition.  Opexa recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Agreement”) with Ares Trading SA (“Merck”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck has an option to acquire an exclusive, worldwide (excluding Japan) license of the Company’s Tcelna™ program for the treatment of multiple sclerosis (“MS”).  Tcelna is currently in a Phase IIb clinical trial in patients with Secondary Progressive MS (“SPMS”). The option may be exercised by Merck prior to or upon the Company’s completion of the Phase IIb Trial.

Opexa received an upfront payment of $5 million for granting the option. If the option is exercised, Merck would pay the Company an upfront license fee of $25 million unless Merck is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck), in which event the upfront license fee would be $15 million. After exercising the option, Merck would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although the Company would retain an option to co-fund certain development in exchange for increased royalty rates.  The Company would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.

Opexa evaluated the Merck Agreement and determined that the $5 million upfront payment from Merck has “stand-alone value”. Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Phase IIb clinical trial in SPMS using commercially reasonable efforts at the Company’s own costs.  As a “stand-alone value” term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Phase IIb clinical trial in SPMS.  Opexa includes the unrecognized portion of the $5 million as deferred revenue on the consolidated balance sheets.

Cash and Cash Equivalents.  Opexa considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at fair market value.

Opexa primarily maintains cash balances on deposit in accounts at a U.S.-based financial institution.  The aggregate cash balance on deposit in these accounts is insured by the Federal Deposit Insurance Corporation up to $250,000.  Opexa’s cash balances on deposit in these accounts may, at times, exceed the federally insured limits.  Opexa has not experienced any losses in such accounts.

At March 31, 2013, Opexa invested approximately $7.7 million in a savings account.  For the three months ended March 31, 2013, the savings account recognized an average market yield of 0.25%.  Interest income of $1,874 was recognized for the three months ended March 31, 2013 in the consolidated statements of expenses.

Note 3.  Other Current Assets

Other current assets consisted of the following at March 31, 2013 and December 31, 2012:

Description	March 31, 2013	December 31, 2012
Supplies inventory	$491,377	$604,179
Deferred offering costs	309,969	341,166
Prepaid expenses	365,084	132,201
	$1,166,430	$1,077,546

Supplies inventory at March 31, 2013 and December 31, 2012 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs in the consolidated statements of expenses over the course of the clinical study.

Deferred offering costs at March 31, 2013 and December 31, 2012 include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in September 2012 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of March 31, 2013, the remaining costs of $88,446 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at March 31, 2013 also include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement and a $15 million Purchase Agreement (collectively, the “Purchase Agreements”) in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) an aggregate of up to $16.5 million in shares of its common stock, subject to certain conditions and limitations.  As of March 31, 2013, the remaining costs of $221,523 in connection with the implementation of the Purchase Agreements remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the Purchase Agreements, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Prepaid expenses at March 31, 2013 include advance payments totaling $220,374 made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Note 4.  Restricted Cash

Pursuant to the July 2012 Note financing, $1.0 million of the gross proceeds were initially required to be maintained in a segregated account and subject to a deposit control agreement while the July 2012 Notes are outstanding.  Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013.  In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock (see Note 11).  As of March 31, 2013, the $500,000 balance in the controlled account is reported as restricted cash in the consolidated balance sheets.

Note 5.  Deferred Financing Costs

Deferred financing costs at March 31, 2013 consist of costs incurred from third parties in conjunction with the July 2012 Notes.  The costs in connection with the debt financing were capitalized and are amortized to interest expense over the term of the related debt. As of March 31, 2013, the unamortized deferred financing costs totaling $158,540 are reported as deferred financing costs in the consolidated balance sheets. During the quarter ended March 31, 2013, Opexa amortized $52,939 of deferred financing costs as interest expense.

Note 6.  Other Assets

Other long-term assets at March 31, 2013 consist of legal costs incurred from third parties in conjunction with the Merck Agreement.  These costs were capitalized and are amortized to general and administrative expenses on the consolidated statements of operations in conjunction with the recognition of revenue on a straight-line basis over the exclusive option period based on the term of the Phase IIb clinical trial in SPMS. During the quarter ended March 31, 2013, Opexa amortized $6,765 of legal costs to general and administrative expenses on the consolidated statements of operations.  Opexa included the current portion of the legal costs of $42,887 in other current assets on the consolidated balance sheets and the long term portion of the legal costs of $104,027 in other long-term assets on the consolidated balance sheets.

Note 7.  Convertible Promissory Notes

On January 23, 2013, Opexa closed a private offering consisting of convertible notes (the “January 2013 Notes”) and warrants to purchase shares of common stock for gross proceeds of $650,000 of which $100,000 was from a related party (see Note 8).  The January 2013 Notes are scheduled to mature on January 23, 2014 and accrue interest at the rate of 12% per annum, compounded annually.  The January 2013 Notes are convertible into common stock at the option of the investors at a price of $1.30 per share, subject to certain limitations.  The principal balance plus accrued interest is payable within five business days of the receipt by Opexa of an aggregate of at least $7.5 million in proceeds from the sale of its equity securities and/or as payments from one or more partners or potential partners in return for granting a license, other rights, or an option to license or otherwise acquire rights with respect to Tcelna.

The January 2013 Notes were analyzed at issuance for a beneficial conversion feature and Opexa concluded that a beneficial conversion feature exists. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $141,829 of which $21,820 was attributable to the related party.  Opexa also analyzed the Notes for derivative accounting consideration and determined that derivative accounting does not apply.

In connection with the issuance of the January 2013 Notes, Opexa also issued Series J warrants to purchase an aggregate of 243,750 shares of Opexa’s common stock (see Note 11), subject to certain limitations and adjustments.  The relative fair value of the warrant liabilities of $195,969, together with the beneficial conversion feature of $141,829 were recognized as a debt discount and are amortized to interest expense in the consolidated statements of expenses over the term of the January 2013 Notes using the effective interest method.

On February 26, 2013, following the receipt of $3.25 million in gross proceeds during February 2013 from the sale of common stock and warrants to purchase shares of common stock, and following the receipt of the upfront payment of $5 million from Merck on February 20, 2013, Opexa paid principal and interest totaling $567,368 to holders of the January 2013 Notes, of which $100,000 was to a related party, and issued 77,034 shares of common stock to one holder of the January 2013 Notes who elected to convert the principal of $100,000.

During the quarter ended March 31, 2013, the debt discount of $337,798 in connection with the January 2013 Notes was fully amortized to interest expense.

In February 2013, three of the third party holders of the July 2012 Notes elected to convert their principal amounts of $900,000 into shares of the Company’s Series A convertible preferred stock with further immediate conversion into 288,229 shares of the Company’s common stock.  As of March 31, 2013, an aggregate of $3,185,000 in principal amount of the July 2012 Notes to third parties and related parties is reported as long term liabilities in the consolidated balance sheets, of which $630,000 was issued to related parties (see Note 8).

The following table provides a summary of the changes in convertible debt – third parties, net of unamortized discount, during the quarter ended March 31, 2013:

Balance at December 31, 2012	$318,658
January 2013 Notes, face value	550,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(120,009)
Discount on fair value of Series J warrant liability at issuance	(165,820)
Repayment of January 23, 2013 Notes	(450,000)
Conversion of January 23, 2013 Notes into common stock	(100,000)
Conversion of July 25, 2012 Notes into common stock	(900,000)
Amortization of debt discount to interest expense through March 31, 2013	1,168,581
Balance at March 31, 2013	$301,410
Note 8.  Related Party Transactions

Investors in the January 2013 Notes offering included one member of Opexa’s Board of Directors who was issued a note with a principal amount of $100,000 (see Note 7).

The following table provides a summary of the changes in convertible debt – related parties, net of unamortized discount, during the quarter ended March 31, 2013:

Balance at December 31, 2012	$58,105
January 2013 Notes, face value	100,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(21,820)
Discount on fair value of Series J warrant liability at issuance	(30,149)
Repayment of January 23, 2013 Notes	(100,000)
Amortization of debt discount to interest expense through March 31, 2013	69,081
Balance at March 31, 2013	$75,217

For the quarter ended March 31, 2013, cash compensation totaling $25,000 earned by Director David E. Jorden for his service as Opexa’s Acting Chief Financial Officer is reported in general and administrative expense in the consolidated statements of expenses.  Concurrent with the appointment of Karthik Radhakrishnan as Chief Financial Officer on March 29, 2013, Mr. Jorden resigned as the Company’s Acting Chief Financial Officer but will continue in his role as director on Opexa’s Board. As of March 31, 2013, cash compensation totaling $8,333 was due to Mr. Jorden and is included in accounts payable in the consolidated balance sheets.

Note 9.  Equity

For the quarter ended March 31, 2013, equity related transactions were as follows:

●	In January 2013, 125,000 shares of common stock were sold and 975 additional commitment shares were issued to Lincoln Park under the $1.5 million purchase agreement for net proceeds of $142,400.

●	365,263 shares of common stock were issued in connection with the conversion of the January 2013 and July 2012 Notes (see Note 7).

●	In February 2013, Opexa sold an aggregate of 167,618 shares of common stock under the ATM Agreement for gross proceeds of $536,417.

●
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

For the quarter ended March 31, 2013, $350,530 was netted against additional paid in capital as stock offering costs.

Note 10.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 625,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of March 31, 2013, options to purchase an aggregate of 903,289 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the three months ended March 31, 2013, Opexa recognized option expense of $191,634 which includes the related expense for the options that are expected to vest based on achievement of their related performance conditions (see below). Unamortized stock compensation expense as of March 31, 2013 amounted to $1,126,780.

Stock Option Activity

         A summary of stock option activity for the three months ended March 31, 2013 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2013	824,620	$5.54
Granted	125,000	2.34
Exercised	-	-
Forfeited and canceled	(46,331)	4.73

Outstanding at March 31, 2013	903,289	$5.14	7.7	$104,769

Exercisable at March 31, 2013	485,124	$6.63	6.5	$100,730

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

During the three months ended March 31, 2013, an option to purchase an aggregate of 125,000 shares was granted to an employee at an exercise price of $2.34.  This option has a term of ten years and has a vesting schedule of three years. Fair value of $285,226 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for the option issued to an employee during the three months ended March 31, 2013 include (1) discount rate of 1.87%, (2) expected term of 5.25 years, (3) expected volatility of 194% and (4) zero expected dividends.

During the three months ended March 31, 2013, options to purchase 46,331 shares were forfeited and cancelled.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2013 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2013	3,579,087	$5.64
Granted	972,918	2.21
Exercised	-	-
Forfeited and canceled	(1,129,359)	7.65

Outstanding at March 31, 2013	3,422,646	$4.01	3.5	$480,000

Exercisable at March 31, 2013	3,422,646	$4.01	3.5	$480,000

In connection with the January 2013 Notes (see Note 7), investors were issued five-year warrants to purchase up to an aggregate of 243,750 shares of common stock, at an exercise price of $1.24 per share. The estimated relative fair value of the investor warrants was $195,969 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.76%, (3) expected volatility of 191% and (4) expected life of five years. Opexa can redeem the warrants at $0.01 per share if the Company’s common stock closes at or above $10.00 per share for 20 consecutive trading days.

Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013.  In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock.  The warrants have an exercise price of $1.21 per share and a five-year term.  The estimated fair value of the warrants was $219,553 and was calculated using the Black-Scholes valuation model.  The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.90%, (3) expected volatility of 191% and (4) expected life of five years.  Opexa can redeem the warrants at $0.01 per underlying share of common stock if the common stock closes at or above $10.00 per share for 20 consecutive trading days.

In connection with the February 2013 registered offering (See Note 10), Opexa issued warrants to the investors on February 11, 2013 to purchase an aggregate of 541,668 shares of common stock at an exercise price of $3.00 per share. These warrants have a term of four years and were immediately exercisable.

Note 11.  Subsequent Events

Subsequent to March 31, 2013, Opexa granted its directors, officers and employees options to purchase an aggregate of 263,572 shares of common stock with a fair value of $451,915 at an exercise price of $1.75.

Subsequent to March 31, 2013, Opexa issued to its officers an aggregate of 78,571 shares of restricted common stock with a fair value of $1.75 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2013.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.”  The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report do not constitute guarantees of future performance. Investors are cautioned that statements in this report which are not strictly historical statements, including, without limitation, statements regarding the development of the Company’s product candidate, TcelnaTM (imilecleucel-T), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, risks associated with: market conditions; our capital position; the rights and preferences provided to the Series A convertible preferred stock and investors in the convertible secured notes we issued in July 2012 (including a secured interest in all of our assets); our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna), including in this regard our ability to satisfy various conditions required to access the financing potentially available under the purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (such as the minimum closing price for our common stock and the requirement for an ongoing trading market for our stock); our ability to regain and maintain compliance with NASDAQ listing standards; the success of our clinical trials (including the Phase IIb trial for Tcelna in secondary progressive MS which, depending upon results, may determine whether Merck elects to exercise its Option); whether Merck exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck pursuant to the Option; our dependence (if Merck exercises its Option) on the resources and abilities of Merck for the further development of Tcelna; the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tcelna); the risk of litigation regarding our intellectual property rights or the rights of third parties; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the SEC.  These forward-looking statements speak only as of the date made.  We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  You should, however, review additional disclosures we make in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” in this quarterly report to refer to the businesses of Opexa Therapeutics, Inc.

Opexa is a biopharmaceutical company developing a personalized immunotherapy with the potential to treat major illnesses, including multiple sclerosis (MS).  These therapies are based on our proprietary T-cell technology platform. The information discussed related to our product candidate is preliminary and investigative. Our product candidate has not been approved by the U.S. Food and Drug Administration (FDA) for marketing.

Our product candidate, Tcelna (formerly known as Tovaxin®), is a personalized T-cell therapy licensed from Baylor College of Medicine, which is in clinical development for the treatment of MS.

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

Status of Abili-T trial: Phase IIb Clinical Study in Patients with SPMS

In September 2012, we announced the initiation of a Phase IIb clinical trial of Tcelna in patients with SPMS.  The trial is entitled:  A Phase II Double-Blind, Placebo Controlled Multi-Center Study to Evaluate the Efficacy and Safety of Tcelna in Subjects with Secondary Progressive Multiple Sclerosis and has been named the “Abili-T” trial. The Abili-T trial is a double-blind, 1:1 randomized, placebo-controlled study in SPMS patients who demonstrate evidence of disease progression with or without associated relapses.  The trial is expected to enroll 180 patients at approximately 30 leading clinical sites in the U.S. and Canada.  According to the study protocol, patients will receive two annual courses of Tcelna treatment consisting of five subcutaneous injections per year at weeks 0, 4, 8, 12 and 24.  The primary efficacy endpoint of the trial is the percentage of brain volume change (whole brain atrophy) at 24 months. Study investigators will also measure several important secondary outcomes commonly associated with MS including disease progression as measured by Expanded Disability Status Scale (EDSS), annualized relapse rate (ARR) and changes in disability as measured by EDSS and the Multiple Sclerosis Functional Composite (MSFC).

As of April 30, 2013 the Abili-T clinical trial has randomized 48 patients.  The Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with the resulting top-line data expected to be available in the first half of 2016.

 Tcelna is the first ever personalized T-cell therapy for MS patients and has received Fast Track designation from the FDA in SPMS. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drugs intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical need.

During the first quarter of 2013, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations. However, receipt of the upfront payment of $5 million for granting the Option allowed us to refocus on execution of the Abili-T clinical trial, including enrollment. The estimated future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated to be between $32-34 million as of March 31, 2013.  Our existing resources are not adequate to permit us to complete such study or the majority of it.  We will need to secure significant additional resources to continue and complete the trial and support our operations during the pendency of the trial.  We believe we have sufficient liquidity to support our clinical trial activities into the fourth quarter of 2013. Given our need for substantial amounts of capital to continue the Abili-T clinical study in North America of Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financings, that will be necessary to complete the Abili-T study and to support our operations during the pendency of such study. There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

Option and License Agreement with Merck Serono

On February 4, 2013, we entered into an Option and License Agreement with Ares Trading SA (“Merck”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the agreement, Merck has an option (the “Option”) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck prior to or upon completion of our ongoing Abili-T trial of Tcelna in patients with SPMS.

 Under the terms of the agreement, we received an upfront payment of $5 million for granting the Option. If the Option is exercised, Merck would pay us an upfront license fee of $25 million unless Merck is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck), in which event the upfront license fee would be $15 million. After exercising the Option, Merck would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights to use for other indications outside of MS.

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

In a pooled assessment of data from 36 SPMS patients treated in Phase I open label studies at the Baylor College of Medicine and in Opexa sponsored studies, approximately 80% of all SPMS patients showed no further disease progression following two years of treatment with Tcelna, a substantial reduction in annualized relapse rate (ARR) at two years and no worsening of physical or psychological condition (key Quality of Life indicators) after two years of treatment with Tcelna. Additionally, there were no reported Serious Adverse Events (SAEs) in any of the patients. Based on preliminary data suggesting stabilized or improved disability among SPMS subjects receiving Tcelna, Opexa believes that further development of this product candidate in SPMS is warranted.

Summary of Phase I Dose Escalation Study in MS

A Phase 1 dose escalation study was conducted in patients with both RRMS and SPMS who were intolerant or unresponsive to current approved therapies for MS. The open-label, dose escalation study evaluated safety and clinical benefit by administering a primary series of four treatments at one of three dose levels administered at baseline and weeks four, eight, and twelve. Results of the efficacy analyses provide some evidence of the effectiveness of Tcelna in the treatment of MS.  The follow on TERMS Phase IIb clinical study provided further encouraging signs of efficacy in Annualized Relapse Rate (ARR) and Multiple Sclerosis Impact Scale (MSIS-29). Data from the Phase I study evaluating the Expanded Disability Status Scale (EDSS) showed improvements in comparison to baseline for weeks 12 and 20. The 3-4.5 × 107 cell dose level appears to be the most desirable because of the 100% percent reduction in ARR for both week 28 and week 52 and the consistent reduction of autoreactive T-cell counts at each time point.

Subjects showed statistically significant improvement in overall reduction of Myelin Reactive T-cell (MRTC) counts over baseline at all visits through week 28, as assessed by total MRTC count percentage changes. These data indicate that Tcelna treatment causes a depletion or immunomodulation of these cells, most obvious at time points more proximal to the injections.

Overall, results of the safety analyses indicate that treatment with Tcelna is well-tolerated. Reported adverse events were mostly mild or moderate in intensity. Mild injection site reactions were observed but all resolved rapidly without treatment. In conclusion, data from this study suggest that Tcelna is safe for the treatment of MS.

Summary of Phase I/IIA Clinical Trial Data in MS

The second clinical study performed by Opexa was an open-label extension study to treat patients who were previously treated with T-Cell immunotherapy but whose MS disease had clinically worsened while off Tcelna. The purpose of this extension study was to continue evaluating the efficacy, safety and tolerability of Tcelna in patients with RRMS and SPMS with repeated administration of Tcelna. Results of the analyses provide evidence of the effectiveness of Tcelna in the treatment of multiple sclerosis with repeated dosing. Improvements from baseline at both week 28 and week 52 were observed for the frequency of MS exacerbations, annualized relapse rate (ARR). Evaluation of MSIS-29 component scores suggests a trend for Tcelna therapy in the improvement of physical and psychological parameters assessed by the MSIS-29. The EDSS score analysis revealed an upward trend for the percentage of subjects that reported improvement and sustained improvement over baseline as a result of Tcelna treatment.

Subjects showed statistically significant improvement over baseline in the MRTC counts for each time point through month nine of the study. These results indicate that Tcelna treatment results in a statistically significant impact on these cells.

Overall, results of the safety analyses indicate that repeated treatment with Tcelna is well-tolerated. Reported AEs were mostly mild or moderate in intensity. Mild injection site reactions were observed but all resolved rapidly without treatment.  Furthermore, results from this study suggest that repeated dosing of Tcelna has a significant effect in reduction of annualized relapse rates in subjects with MS and was well tolerated.

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

•
In a prospective group of patients with more active disease (ARR>1, n=50), Tcelna demonstrated a 55% reduction in ARR as compared to placebo, a statistically significant improvement in EDSS compared to placebo (p<0.045) and a 73% reduction in relapse rate was observed in Tcelna patients in this population compared to placebo during the 24-week period following the administration of the full course of treatment; and

•
In a retrospective analysis in patients naïve to previous disease modifying treatment, the results showed that patients, when treated with Tcelna, had a 64% reduction in ARR versus placebo (p=0.046, n=70).

We remain committed to further advancing Tcelna in RRMS at a later date assuming the availability of sufficient resources.  For Opexa, however, SPMS is an area which we believe represents a higher unmet medical need.

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

Revenue Recognition.  We adopted the provisions of FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

We evaluated the Merck Agreement and determined that the $5 million upfront payment from Merck has “stand-alone value”.  Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Abili-T clinical trial in SPMS using commercially reasonable efforts at our own costs.  As a “stand-alone value” term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Abili-T clinical trial in SPMS.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012

Revenue.  Revenue of $220,100 related to the $5 million upfront payment from Merck in conjunction with the Option and License Agreement was recognized for the three months ended March 31, 2013.  No revenues were recognized during the three months ended March 31, 2012.

Research and Development Expenses. Research and development expenses were $1,621,366 for the three months ended March 31, 2013, compared with $1,490,097 for the three months ended March 31, 2012. The increase in expenses is primarily due to an increase of staff to conduct increased development activities, an increase in the procurement and use of supplies for our product manufacturing and development operations and the engagement of clinical sites for the clinical study of Tcelna in SPMS, and was partially offset by decreases in the use of consultants and contract development costs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 were $1,102,435, compared with $816,196 for the three months ended March 31, 2012. The increase in expense is due to an increase in capital financing expenses and a one-time severance charge, and was partially offset by a decrease in legal expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2013 were $78,311, compared with $67,355 for the three months ended March 31, 2012. The increase in expense is due to increase in depreciation for laboratory and manufacturing equipment acquired during 2012 to support increased development activities.

Interest Expense.  Interest expense was $1,635,254 for the three months ended March 31, 2013, compared to $487 for the three months ended March 31, 2012. The increase in interest expense was primarily related to the amortized debt discount and interest on both the July 25, 2012 convertible secured promissory notes and the January 23, 2013 convertible promissory notes and the amortization of the financing fees over the life of the notes. Interest expense for the three months ended March 31, 2012 related solely to the financing of insurance premiums.

Interest Income.  Interest income was $1,874 for the three months ended March 31, 2013, compared to $136 for the three months ended March 31, 2012.

Other Income.  Other income of $37,910 for the three months ended March 31, 2013 was related to the extinguishment of membership interests in the mutual insurance company that we participated in for our product liability insurance through January 1, 2013. We recorded no other income for the three months ended March 31, 2012.

Net loss. We had a net loss for the three months ended March 31, 2013 of approximately $4.18 million, or $0.58 per share (basic and diluted), compared with a net loss of approximately $2.37 million or $0.41 per share (basic and diluted) for the three months ended March 31, 2012. The increased net loss is primarily related to increases in compensation and severance costs, capital financing expenses, the procurement and use of supplies for both our laboratory and our product manufacturing operations, the engagement of clinical sites for the clinical study of Tcelna in SPMS, depreciation expense and interest expense, and was partially offset by an increases in revenue and other income and decreases in legal expenses, consulting costs and contract development costs.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2013, we had cash and cash equivalents of $7,834,336, of which $500,000 is restricted and subject to a deposit control agreement in favor of the holders of our July 2012 convertible notes.

During January 2013, we closed a private offering consisting of convertible notes and Series J warrants to purchase common stock which generated $650,000 in gross proceeds, of which we repaid $550,000 and converted $100,000 to 77,034 shares of our common stock during February 2013.

Also during January 2013, we sold 125,000 shares of our common stock to Lincoln Park for gross proceeds of $142,400 under a $1.5 million purchase agreement entered into in November 2012.  We also entered into a $15 million purchase agreement and registration rights agreement with Lincoln Park in November 2012.  Pursuant to these agreements, we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations.  Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of May 10, 2013, we have sold 390,000 shares to Lincoln Park under the $1.5 million purchase agreement for gross proceeds of $523,709, and we have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us.

Pursuant to a waiver executed in February 2013 by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 convertible promissory notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced from $1 million to $500,000.

In February 2013, we entered into an Option and License Agreement with Ares Trading SA (“Merck”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the agreement, Merck has an option (the “Option”) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck prior to or upon our completion of the Phase IIb trial.  Under the terms of the agreement, we received an upfront payment of $5 million for granting the Option. If the Option is exercised, Merck would pay us an upfront license fee of $25 million unless Merck is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck), in which event the upfront license fee would be $15 million. After exercising the Option, Merck would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.

Also during February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417, pursuant to a sales agreement entered into with Brinson Patrick Securities Corporation in September 2012 in connection with the implementation of an “at-the-market” offering program.  Pursuant to the sales agreement, we may sell shares of our common stock directly into the open market from time to time depending upon market demand, through our sales agent, in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to 1,000,000 shares of our common stock for potential sale under this program.  As of May 10, 2013, 167,618 shares had been sold and 832,382 shares remain available for future sale under the sales agreement.

We closed an offering in February 2013 of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002.  As part of that offering, we agreed not to sell shares pursuant to our purchase agreements with Lincoln Park or under our “at-the-market” program for a period of 120 days following such February 2013 offering (or June 11, 2013).  Following June 11, 2013, we intend to continue to sell shares of our common stock to Lincoln Park under the purchase agreements.

Our cash burn rate during the three months ended March 31, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $775,000 per month.  During this three-month period, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations. However, receipt of the upfront payment of $5 million for granting the Option allowed us to refocus on execution of the Abili-T clinical trial, including enrollment.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013.  Based on our projected burn rate increasing to an average of $1.2 million per month for the remainder of 2013, we believe we have sufficient liquidity to support our clinical trial activities into the fourth quarter of 2013.

 We currently intend to continue to use our available cash to fund general corporate purposes (including working capital and operational purposes) and continue the ongoing Abili-T clinical study of Tcelna in SPMS. The Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with resulting top-line data expected to be available in the first half of 2016.  The estimated future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated to be between $32-34 million as of March 31, 2013. Our existing resources are not adequate to permit us to complete such study or the majority of it.  We will need to secure significant additional resources to continue and complete the trial and support our operations during the pendency of the trial.  If we are unable to obtain additional funding for operations, we will be forced to suspend or terminate our current ongoing clinical trial for Tcelna, which may require us to modify our current business plan and curtail various aspects of our operations, as well as implement significant cost-reduction measures or potentially cease operations.

Given our need for substantial amounts of capital to continue the Abili-T clinical study in North America of Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the additional resources, including one or more financings, that will be necessary to complete the ongoing Phase IIb study and to support ongoing operations during the pendency of such study. There can be no assurance that any such financing arrangements can be consummated on acceptable terms, if at all.

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

Assuming we are able to achieve financing which is sufficient to continue the Abili-T study in North America and to support our operations during the pendency of such study, we are also able to concurrently manage a pivotal Phase III clinical study in RRMS in North America in our present facility. Any such RRMS studies would also depend upon the availability of sufficient resources.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

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

Risks Related to Our Business

We will be required to raise significant additional capital in the near-term, and our ability to obtain funding is uncertain.  If sufficient capital is not available, we may not be able to continue our operations as proposed (including any Phase IIb clinical trial initiated or ongoing for TcelnaTM), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of March 31, 2013, we had cash and cash equivalents of $7,834,336.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds (of which $500,000 is held in a controlled account, and $500,000 was released to us in January 2013).  These convertible secured notes are due July 25, 2014, and to date, notes in the aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock, which in turn, have been converted into an aggregate of 288,229 shares of common stock.   From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park.  We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds.  Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity.  In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” program, for gross proceeds of $536,417.  On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million.  On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002.  As part of that offering, which offering Lincoln Park did not participate in, we agreed not to sell shares pursuant to our purchase agreements with Lincoln Park or under our “at-the-market” program for a period of 120 days following that offering (or June 11, 2013).

Our cash burn rate during the three months ended March 31, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $775,000 per month.  During this three-month period, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations. However, receipt of the upfront payment of $5 million for granting the Option allowed us to refocus on execution of the Abili-T clinical trial, including enrollment.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013.  Based on our projected burn rate increasing to an average of $1.2 million per month for the remainder of 2013, we believe we have sufficient liquidity to support our clinical trial activities into the fourth quarter of 2013. However, the Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with resulting top-line data expected to be available in the first half of 2016.

 The estimated future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated to be between $32-34 million as of March 31, 2013. Our existing resources are not adequate to permit us to complete such study or the majority of it.  We will need to secure significant additional resources to continue and complete the trial and support our operations during the pendency of the trial.

Given our need for substantial amounts of capital to continue and complete the Phase IIb clinical study for Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to continue and complete the Phase IIb study and to support our operations during the pendency of such study.  These opportunities and alternatives may include one or more additional financing transactions. There can be no assurance that any such financings can be consummated on acceptable terms, if at all.  If we are unable to obtain additional funding for operations in the immediate future, we will be forced to suspend or terminate our ongoing clinical trial for Tcelna, which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

Assuming we are able to achieve financing which is sufficient to support the Phase IIb study of Tcelna in SPMS and to support our operations during the pendency of such study, we are also exploring a pivotal Phase III clinical study of Tcelna in RRMS.  Any such study of Tcelna in RRMS would also depend upon the availability of sufficient resources.

Other than the $1.5 million purchase agreement and the $15 million purchase agreement we entered into with Lincoln Park on November 5, 2012 and November 2, 2012, respectively, each of which is subject to certain limitations and conditions, we have no sources of debt or equity capital committed for funding and we must rely upon best efforts third-party debt or equity funding.  We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

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

If we raise additional funds by issuing equity securities (including pursuant to the $1.5 million purchase agreement and the $15 million purchase agreement with Lincoln Park), stockholders may experience substantial dilution.  Debt financing, if available, may involve restrictive covenants that may impede our ability to operate our business.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.  There is no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

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

Under our $1.5 million purchase agreement and our $15 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $16.5 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period. However, in connection with our February 2013 common stock and warrant offering, we agreed not to sell shares under the purchase agreements with Lincoln Park for a period of 120 days after that offering (or June 11, 2013). From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement, and we issued an aggregate of 56,507 initial commitment shares and 3,585 additional commitment shares in connection therewith.  There can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the $1.5 million purchase agreement and the $15 million purchase agreement contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that the closing price of our stock is at least $1.00 and that Lincoln Park own no more than 4.99% of our common stock under the $1.5 million purchase agreement or no more than 9.99% of our common stock under the $15 million purchase agreement.  In addition, under the applicable rules of the NASDAQ Capital Market, if we seek to issue shares which may be aggregated with shares sold to Lincoln Park under the $1.5 million purchase agreement and the $15 million purchase agreement in excess of 1,151,829 shares or 19.99% of the total common stock outstanding as of the date of the $15 million purchase agreement, we may be required to seek shareholder approval in order to be in compliance with the NASDAQ Capital Market rules.

The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding.  Even if we sell all $16.5 million of common stock under the purchase agreements with Lincoln Park, we will still need additional capital to fully implement our business, operating plans and development plans as of the date hereof, including to complete the Phase IIb clinical study of Tcelna in patients with SPMS and to conduct our operations through the expected completion date of such study.

We have a history of operating losses and do not expect to be profitable in the foreseeable future.

We have not generated any profits since our entry into the biotechnology business and we have incurred significant operating losses.  We expect to incur additional operating losses for the foreseeable future.  We have not received, and we do not expect to receive for at least the next several years, any revenues from the commercialization of any potential products.  We do not have any sources of revenues as of the date hereof and may not have any in the foreseeable future.

There is substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise capital.

Our consolidated financial statements as of March 31, 2013 and for the three-month period then ended were prepared assuming that we will continue as a going concern, meaning that we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  We recognized $220,100 in revenue during the three-month period ended March 31, 2013 related to the $5 million upfront payment from Merck received in February 2013 in connection with the Option and License Agreement.  We expect to continue recording revenue related to the $5 million upfront payment from Merck over the exclusive option period based on the expected completion term of the Abili-T clinical trial.  However, we do not currently generate any additional revenues resulting in cash receipts, nor do we expect to generate revenues during the remainder of 2013 resulting in cash receipts.  Our cash burn rate during the three months ended March 31, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $775,000 per month.  Significant activities in the conduct of the clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013.  Based on our projected burn rate increasing to an average of $1.2 million per month for the remainder of 2013, we believe we have sufficient liquidity to support our clinical trial activities into the fourth quarter of 2013. In the absence of significant additional funding, there is substantial doubt about our ability to continue as a going concern.  This may make it more difficult for us to raise funds.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures or to generate revenue. If we are unable to obtain additional financing for our operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, investors may lose a portion or all of their investment.  Our consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

We might be unable to service our debt due to a lack of cash flow or otherwise fail to comply with terms of the convertible secured promissory notes or related agreements and might be subject to default. The convertible secured promissory notes are secured by a pledge of all of our assets. The issuance of securities upon the conversion of such notes and/or the exercise of warrants issued in tandem with such notes will result in significant dilution for our shareholders.

On July 25, 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase shares of common stock which generated approximately $4.1 million in gross proceeds ($500,000 of which is held in a controlled account).  The notes mature on July 25, 2014 and accrue interest at the rate of 12% per annum, compounded annually.  Interest is payable semi-annually in either cash or registered shares of common stock at our election.  The notes are secured by substantially all of our assets and are convertible into a new class of non-voting Series A convertible preferred stock.  The notes can be converted into Series A convertible preferred stock at the option of the investors at a price of $100.00 per share, subject to certain limitations and adjustments.  Additionally, we can elect to convert the notes into Series A convertible preferred stock if (i) our common stock closes at or above $10.00 per share for 20 consecutive trading days or (ii) we achieve certain additional funding milestones to continue our clinical trial program.  These milestones include (x) executing a strategic agreement with a partner or potential partner by which we will receive a minimum of $5 million to partially fund, or an option to partner with us for, our Phase II clinical trial for Tcelna in patients with SPMS and (y) receiving a minimum of $25 million in additional capital (including the note offering proceeds) from any partner, potential partner or any other source.  The Series A convertible preferred stock accrues dividends at the rate of 8% per annum, which are cumulative and payable semi-annually in either cash or registered shares of the common stock at our election.  The Series A convertible preferred stock is convertible into shares of our common stock at the option of the holders at a price of $3.1225 per share, subject to certain limitations and adjustments.  Additionally, we can elect to convert the Series A convertible preferred stock into common stock if our common stock closes at or above $16.00 per share for 20 consecutive trading days.  To date, secured promissory notes in the aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock which, in turn, have been converted into an aggregate of 288,229 shares of common stock.  No shares of Series A convertible preferred stock are outstanding as of the date hereof.

As a result of anti-dilution adjustments since the closing of the July 2012 secured promissory note financing, up to 1,020,007 shares of common stock are issuable if all convertible secured promissory notes outstanding as of the date hereof are converted to Series A convertible preferred stock and such stock is then converted into shares of our common stock. The noteholders were granted certain registration rights for the shares of common stock underlying the notes and the warrants issued in July 2012.

The warrants have a five-year term and, as a result of anti-dilution adjustments since the closing of the July 2012 secured promissory note financing, (i) have an adjusted exercise price of $2.56 per share and (ii) are exercisable for an aggregate of 1,436,121 shares of common stock.   We can redeem the warrants at $0.01 per share if our common stock closes at or above $10.00 per share for 20 consecutive trading days.

As part of the security interest in all of our assets granted to the noteholders, $500,000 of the proceeds is maintained as of the date hereof in a controlled account.  This amount was previously $1 million; however, in January 2013 we issued the noteholders five-year warrants to acquire an aggregate of 187,500 shares of our common stock at an exercise price of $1.21 per share in exchange for the reduction of such amount.

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

In February 2013, we granted the Option to Merck.  The Option permits Merck to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck prior to or upon completion of our ongoing Phase IIb trial of Tcelna in patients with SPMS.  If Merck exercises the Option, Merck would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.  In consideration for the Option, we received an upfront payment of $5 million and may be eligible to receive an option exercise fee as well as milestone and royalty payments based on achievement of development and commercialization milestones. The rights we have relinquished to our product candidate Tcelna, including development and commercialization rights, may harm our ability to generate revenues and achieve or sustain profitability.

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

Our research and manufacturing facility is not large enough to manufacture product candidates, such as Tcelna, for certain clinical trials or, if such clinical trials are successful, commercial applications.

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies.  We believe our facility should have the capacity to support full clinical development of Tcelna in North American trials for SPMS.  It is not sufficient, however, to support clinical trials outside North America including Europe and Asia, if required, or the commercial launch of Tcelna.  In this case, we would need to expand our manufacturing staff and facility, obtain a new facility, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to Merck (in the event the Option is exercised) to address manufacturing requirements.

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

Even if a product candidate, such as Tcelna, is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth, will depend on a number of factors, including:

●	demonstration of efficacy;
●	relative convenience and ease of administration;
●	the prevalence and severity of any adverse side effects;
●	availability and cost of alternative treatments, including cheaper generic drugs;
●	pricing and cost effectiveness, which may be subject to regulatory control;
●	effectiveness of sales and marketing strategies for the product and competition for such product;
●	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
●	the availability of adequate third-party insurance coverage or reimbursement.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The NASDAQ Stock Market (NASDAQ).  Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by NASDAQ, have resulted in, and will continue to result in, increased costs to us as we respond to their requirements.  Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain.  If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective.  In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting.  Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.  New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our coverage as of the date hereof.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees and as executive officers.  We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

There is significant litigation in our industry regarding patent and other intellectual property rights.  While we are not subject to any pending intellectual property litigation as of the date hereof, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, such as Tcelna, or their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties.  If our product candidates, such as Tcelna, or their methods of manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents.  We have not conducted comprehensive searches of patents issued to third parties relating to Tcelna.  Consequently, no assurance can be given that third-party patents containing claims covering Tcelna, its method of use or manufacture do not exist or have not been filed and will not be issued in the future.  Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates that could have a material effect in developing and commercializing one or more of our product candidates.  A patent holder could prevent us from importing, making, using or selling the patented compounds.  We may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.  Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties.  If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose.  Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources.  We may not be able to afford the costs of litigation.  Any legal action against us or our collaborators could lead to:

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

In the event that any of our product candidates becomes an approved product and is commercialized, consumers may make product liability claims directly against us and/or our partners (such as Merck, in the event the Option is exercised, with respect to Tcelna), and our partners or others selling these products may seek contribution from us if they incur any loss or expenses related to such claims.  We have insurance that covers clinical trial activities.  We believe our insurance coverage as of the date hereof is reasonably adequate at this time.  However, we will need to increase and expand this coverage as we commence additional clinical trials, as well as larger scale trials, and if any product candidate is approved for commercial sale.  This insurance may be prohibitively expensive or may not fully cover our potential liabilities.  Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop.  Product liability claims could have a material adverse effect on our business and results of operations.  Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.

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

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity requirement of $2.5 million and bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market, and our common stock is in jeopardy of being delisted.  On November 26, 2012, we received a staff deficiency letter from NASDAQ notifying us that the stockholders’ equity of $2,339,285 as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012 was below the minimum stockholders’ equity of $2.5 million required for continued listing on NASDAQ.  We were provided 45 calendar days, or until January 10, 2013, to submit a plan to regain compliance with the minimum stockholders’ equity standard.  We submitted such a plan and it was accepted, with NASDAQ thus granting us an extension until May 15, 2013 to evidence compliance with the minimum stockholders’ equity standard.  If we had failed to evidence compliance upon filing this Quarterly Report on Form 10-Q for the period ending March 31, 2013, we could have been subject to delisting.  Our stockholders’ equity as of March 31, 2013 was $4,034,357, and therefore, we believe we have regained compliance with the listing standard.  While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the stockholder’s equity standard.

It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock, such as the minimum bid price, the market value or number of publicly held shares or number of shareholders, or a corporate governance requirement.  For example, during portions of 2008 and 2009, our stockholders’ equity was below the continued listing standard requirement of $2.5 million and the bid price for our common stock was below $1.00 per share for periods of time, and our common stock was in jeopardy of being delisted.  Additionally, during 2010 and 2011, the trading price of our common stock was minimally above $1.00 per share for certain periods of time, and our stock closed below $1.00 per share from December 2011 through part of December 2012.  In February 2012, we received a staff deficiency letter from NASDAQ indicating that our common stock failed to comply with the minimum bid price requirement because it traded below the $1.00 minimum closing bid price for 30 consecutive trading days, and after an initial and an extended grace period, and implementation of a one-for-four reverse stock split of our common stock on December 14, 2012, we regained compliance with the $1.00 minimum closing bid price listing standard and NASDAQ notified us that the matter was closed in January 2013.  However, there can be no assurance that the closing bid price of our common stock will continue to stay above the minimum continued listing standard.

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

Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our majority stockholders.

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

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock which, in turn, have been converted into an aggregate of 288,229 shares of common stock. From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares.  In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share and the remaining $550,000 of principal amount plus accrued interest was repaid.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share.  Pursuant to a Sales Agreement executed on September 6, 2012, we have registered for sale up to 1,000,000 shares of common stock through Brinson Patrick Securities Corporation acting as sales agent in an “at-the-market” program.  In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to such at-the-market program for gross proceeds of $536,417.  On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock, for gross proceeds of $3,250,002.  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

Sales of a substantial number of additional shares of our common stock in the public market could cause the market price of our common stock to decline.  An aggregate of 8,070,130 shares of common stock were outstanding as of May 10, 2013.  As of such date, another (i) 1,166,861 shares were issuable upon exercise of outstanding options, (ii) 3,422,646 shares of common stock were issuable upon the exercise of outstanding warrants, and (iii) 1,020,007 shares were issuable if all outstanding 12% convertible secured promissory notes were converted to Series A convertible preferred stock which was then ultimately converted into common stock.

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

Under the $1.5 million purchase agreement and $15 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $16.5 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period.  However, in conjunction with our February 2013 offering of common stock and warrants, we agreed not to sell shares under the purchase agreements with Lincoln Park for a period of 120 days after that offering (or June 11, 2013).  We have sold an aggregate of 390,000 shares to date under the $1.5 million purchase agreement.  Additionally, we issued Lincoln Park 56,507 shares of common stock as initial commitment shares and have issued an aggregate of 3,585 additional commitment shares, and may in the future issue up to an additional 109,428 shares of common stock as additional commitment shares, as a fee for its commitment to purchase the shares under the $1.5 million purchase agreement and the $15 million purchase agreement.  The number of shares ultimately offered for sale by Lincoln Park is dependent upon the number of shares purchased by Lincoln Park under the purchase agreements.  Depending on market liquidity at the time, sales of shares we issue to Lincoln Park may cause the trading price of our common stock to decline.

Subject to certain conditions, we generally have the right to control the timing and amount of any sales of our shares to Lincoln Park, except that, pursuant to the terms of our agreements with Lincoln Park, we would be unable to sell shares to Lincoln Park if and when the market price of our common stock is below $1.00 per share or if Lincoln Park would own more than 4.99% of our common stock for stock sold to it under the $1.5 million purchase agreement or 9.99% of our common stock for stock sold to it under the $15 million purchase agreement.  The purchase price for the shares that we may sell to Lincoln Park will fluctuate based on the price of our common stock and other factors determined by us.  As such, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock issuable pursuant to the purchase agreements after the date hereof and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.  Therefore, sales to Lincoln Park by us pursuant to either or both of the purchase agreements could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could cause the trading price of our common stock to decline and could make it more difficult for us to sell equity or equity-related securities in the future.

We presently do not intend to pay cash dividends on our common stock.

We anticipate as of the date hereof that no cash dividends will be paid on the common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of our business.

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

For example, on July 25, 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds.  The notes mature on July 25, 2014 and accrue interest at the rate of 12% per annum, compounded annually, payable in either cash or registered shares of common stock.  The notes are secured by substantially all of our tangible and intangible assets, and $500,000 of the proceeds from the note offering is being held in a controlled account as part of the security interest granted to the noteholders.  This amount was previously $1 million; however, in January 2013 we issued the noteholders five-year warrants to acquire an aggregate of 187,500 shares of our common stock at an exercise price of $1.21 per share in exchange for the reduction of such amount.  The notes are convertible into a new class of non-voting Series A convertible preferred stock at a conversion price of $100.00, subject to certain limitations and adjustments.  The Series A convertible preferred stock accrues cumulative dividends at the rate of 8% per annum, payable in either cash or registered shares of common stock, and carries a $100.00 per share liquidation preference.  The Series A convertible preferred stock is convertible into common stock at a conversion price of $3.1225, subject to certain limitations and adjustments.  As a result of antidilution adjustments since the closing of the July 2012 financing: (i) up to 1,020,007 shares of common stock are issuable if all the outstanding principal balance as of the date hereof of $3,185,000 of convertible secured promissory notes are converted to Series A convertible preferred stock and such stock is then converted into common stock; and (ii) the warrants issued to the purchasers of the convertible secured promissory notes are exercisable at an adjusted exercise price of $2.56 per share for an aggregate of 1,436,121 shares of common stock.  As of May 10, 2013, secured promissory notes with an aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock which, in turn, have been converted into an aggregate of 288,229 shares of our common stock.

Our management has significant flexibility in using our current available cash.

In addition to general corporate purposes (including working capital and operational purposes), we intend as of the date hereof to use our current available cash, as well as the net proceeds from the sale of any common stock that we may sell to Lincoln Park under our purchase agreements from time to time, including the $5 million proceeds received from Merck in February 2013 and the approximately $3.25 million in gross proceeds from the February 2013 registered offering of common stock and warrants, to continue our ongoing Phase IIb clinical study of Tcelna in SPMS.

The Phase IIb clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with the resulting top-line data expected to be available in the first half of 2016.  During the first quarter of 2013, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations.  However, receipt of the upfront payment of $5 million for granting the Option allowed us to refocus on execution of the Abili-T clinical trial, including enrollment.  The estimated future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated to be between $32-34 million as of March 31, 2013.  We used the $650,000 gross proceeds from the January 2013 private offering of convertible unsecured promissory notes and warrants as bridge financing to continue our Phase IIb clinical study while continuing discussions with Merck regarding the February 2013 Option and License Agreement.  We repaid the principal balance of the January 2013 notes with $550,000 in cash and $100,000 was converted into 77,034 shares of common stock.  Our existing resources are not adequate to permit us to complete our ongoing Phase IIb clinical study of Tcelna in SPMS or the majority of it. We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

Depending on future developments and circumstances, we may use some of our available cash for other purposes.  Notwithstanding our intention as of the date hereof to use our available cash for further clinical studies of Tcelna, our management will have significant flexibility in using our available cash.  The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts.  Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

Item 6.  Exhibits.

Exhibit No.	Description

4.1	Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.2	Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.3	Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.4
Form of Securities Purchase Agreement, dated as of February 7, 2013, by and between Opexa Therapeutics, Inc. and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.5
Placement Agent Agreement, dated February 7, 2013, by and between Opexa Therapeutics, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.1
Form of unsecured 12% Convertible Promissory Note issued to investors on January 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

10.2
Form of Waiver and Omnibus Amendment, dated January 30, 2013, by and between Opexa Therapeutics, Inc. and certain investors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

10.3##
Option and License Agreement, dated February 4, 2013, by and between Ares Trading SA, a wholly owned subsidiary of Merck Serono S.A., and Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.4+
Offer Letter, effective March 29, 2013, by and between Opexa Therapeutics, Inc. and Karthik Radhakrishnan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

10.5+
Termination Agreement, Waiver, and Release, dated March 29, 2013, by and between Opexa Therapeutics, Inc. and Jaye L. Thompson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

10.6+
Consulting Agreement, effective April 1, 2013, by and between Opexa Therapeutics, Inc. and Jaye L. Thompson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

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

101*@
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.
##	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
@	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 14, 2013	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2013	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

4.1	Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.2	Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.3	Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.4
Form of Securities Purchase Agreement, dated as of February 7, 2013, by and between Opexa Therapeutics, Inc. and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.5
Placement Agent Agreement, dated February 7, 2013, by and between Opexa Therapeutics, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.1
Form of unsecured 12% Convertible Promissory Note issued to investors on January 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

10.2
Form of Waiver and Omnibus Amendment, dated January 30, 2013, by and between Opexa Therapeutics, Inc. and certain investors (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

10.3##
Option and License Agreement, dated February 4, 2013, by and between Ares Trading SA, a wholly owned subsidiary of Merck Serono S.A., and Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

10.4+
Offer Letter, effective March 29, 2013, by and between Opexa Therapeutics, Inc. and Karthik Radhakrishnan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

10.5+
Termination Agreement, Waiver, and Release, dated March 29, 2013, by and between Opexa Therapeutics, Inc. and Jaye L. Thompson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

10.6+
Consulting Agreement, effective April 1, 2013, by and between Opexa Therapeutics, Inc. and Jaye L. Thompson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

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

101*@
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.
##	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
+	Management contract or compensatory plan or arrangement.
@	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”