Form 10-Q
period 2013-06-30
Opexa Therapeutics, Inc.
filed 2013-08-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 13, 2013, there were 20,114,790 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$5,028,280	$592,004
Other current assets	1,694,010	1,077,546
Total current assets	6,722,290	1,669,550

Property & equipment, net of accumulated depreciation
of $1,661,719 and $1,494,510, respectively	1,229,333	1,265,041
Restricted cash	500,000	1,000,000
Deferred financing costs, net of amortization
of $157,603 and $58,639, respectively	112,515	211,479
Other long-term assets	96,064	-

Total assets	$8,660,202	$4,146,070

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,156,071	$412,096
Accrued expenses	1,209,515	473,879
Deferred revenue	1,395,348	-
Total current liabilities	3,760,934	885,975

Long term liabilities:
Convertible promissory notes, net of discount
of $2,136,299 and $3,136,342, respectively	418,701	318,658
Convertible promissory notes-related party, net of discount
of $526,759 and $571,895, respectively	103,241	58,105
Deferred revenue	3,035,715	-
Total liabilities	7,318,591	1,262,738

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
7,991,559 and 6,249,369 shares issued and outstanding	79,916	62,494
Additional paid in capital	118,047,227	112,432,458
Deficit accumulated during the development stage	(116,785,532)	(109,611,620)
Total stockholders' equity	1,341,611	2,883,332
Total liabilities and stockholders' equity	$8,660,202	$4,146,070

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months	Inception
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
Revenue:
Option Revenue	$348,837	$-	$568,937	$-	$568,937

Research and development	2,223,030	1,558,208	3,844,396	3,048,305	80,341,747
General and administrative	750,605	529,566	1,853,040	1,345,762	31,970,656
Depreciation and amortization	88,898	76,496	167,209	143,851	1,817,367
Loss on disposal of assets	-	-	-	-	513,345
Operating loss	(2,713,696)	(2,164,270)	(5,295,708)	(4,537,918)	(114,074,178)

Interest income	3,066	59	4,940	195	1,363,637
Other income, net	-	-	37,910	-	699,056
Gain on extinguishment of debt	-	-	-	-	1,612,440
Gain on derivative instruments	-	-	-	-	1,941,826
Gain on sale of technology	-	-	-	-	3,000,000
Interest expense	(285,800)	(486)	(1,921,054)	(973)	(11,328,313)
Net loss	$(2,996,430)	$(2,164,697)	$(7,173,912)	$(4,538,696)	$(116,785,532)

Basic and diluted loss per share	$(0.37)	$(0.38)	$(0.94)	$(0.79)	N/A

Weighted average shares outstanding - Basic and diluted	7,991,559	5,762,028	7,617,409	5,762,028	N/A

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2012	6,249,369	$62,494	$112,432,458	$(109,611,620)	$2,883,332
Conversion of convertible notes	365,263	3,652	996,348	—	1,000,000
Discount related to beneficial conversion feature	—	—	141,829	—	141,829
Discount on warrants attached to debt	—	—	195,969	—	195,969

Shares issued for:
cash, net of offering costs	1,375,952	13,760	3,564,528	—	3,578,288
commitment fees on Lincoln Park $1.5 million share purchase agreement	975	10	1,224	—	1,234
Warrant expense	—	—	219,553	—	219,553
Option expense	—	—	495,318	—	495,318
Net loss	—	—	—	(7,173,912)	(7,173,912)

Balances at June 30, 2013	7,991,559	$79,916	$118,047,227	$(116,785,532)	$1,341,611

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended		Inception
	June 30,		through
	2013	2012	June 30, 2013
Cash flows from operating activities
Net loss	$(7,173,912)	$(4,538,696)	$(116,785,532)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	1,382,977	-	8,239,707
Gain on extinguishment of debt	-	-	(1,612,440)
Depreciation	167,209	143,851	1,817,367
Amortization of debt financing costs	98,964	-	681,981
Option and warrant expense	714,871	371,449	16,980,804
Gain on derivative instruments	-	-	(1,941,826)
Loss on disposition of fixed assets	-	-	513,345
Changes in:
Other current assets	(369,383)	(805,756)	(1,522,436)
Accounts payable - third parties and related parties	635,368	52,336	474,717
Accrued expenses	637,636	(289,167)	1,242,874
Deferred revenue	4,431,063	-	4,431,063
Other assets	(96,064)	-	(96,064)
Net cash provided by (used in) operating activities	428,729	(5,065,983)	(59,006,598)

Cash flows from investing activities
Purchase of property & equipment	(22,894)	(473,084)	(2,245,093)
Restricted cash	500,000	-	(500,000)
Net cash provided by (used in) investing activities	477,106	(473,084)	(2,745,093)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	3,578,288	-	53,032,085
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	-	1,248,588
Proceeds from third party debt	550,000	-	13,288,184
Proceeds from related party debt	100,000	-	730,000
Deferred financing and offering costs	(147,847)	-	(657,339)
Repayment on related party notes payable	(100,000)	-	(100,000)
Repayments on notes payable	(450,000)	-	(761,222)
Net cash provided by financing activities	3,530,441	-	66,779,971

Net change in cash and cash equivalents	4,436,276	(5,539,067)	5,028,280
Cash and cash equivalents at beginning of period	592,004	7,109,215	-
Cash and cash equivalents at end of period	$5,028,280	$1,570,148	$5,028,280

Cash paid for:
Income tax	$-	$-	$-
Interest	19,128	973	174,237

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	789,287
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable to common stock	1,000,000	-	8,709,980
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	195,969	-	6,170,341
Beneficial conversion feature	141,829	-	3,444,982
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	2,349,266
Unpaid additions to property and equipment	108,607	27,450	108,607
Amortization of deferred offering costs to paid-in capital	-	-	47,339
Shares issued as deferred offering costs	1,234	-	150,365
Unpaid additions to deferred financing costs	-	49,987	-

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

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Agreement”) with Ares Trading SA (“Merck”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck has an option to acquire an exclusive, worldwide (excluding Japan) license of the Company’s Tcelna® program for the treatment of multiple sclerosis (“MS”).  Tcelna is currently in a Phase IIb clinical trial in patients with Secondary Progressive MS (“SPMS”). The option may be exercised by Merck prior to or upon the Company’s completion of the Phase IIb Trial.

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

Opexa evaluated the Merck Agreement and determined that the $5 million upfront payment from Merck has stand-alone value. Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Phase IIb clinical trial in SPMS using commercially reasonable efforts at the Company’s own costs.  As a stand-alone value term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Phase IIb clinical trial in SPMS. Opexa includes the unrecognized portion of the $5 million as deferred revenue on the consolidated balance sheets.

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

At June 30, 2013, Opexa invested approximately $4.7 million in a savings account.  For the six months ended June 30, 2013, the savings account recognized an average market yield of 0.23%.  Interest income of $4,940 was recognized for the six months ended June 30, 2013 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at June 30, 2013 and December 31, 2012:

Description	June 30, 2013	December 31, 2012
Supplies inventory	$946,713	$604,179
Deferred offering costs	440,305	341,166
Prepaid expenses	306,992	132,201
	$1,694,010	$1,077,546

Supplies inventory at June 30, 2013 and December 31, 2012 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the course of the clinical study.

Deferred offering costs at June 30, 2013 and December 31, 2012 include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in September 2012 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of June 30, 2013, the remaining costs of $88,446 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at June 30, 2013 also include costs incurred from third parties in connection with the implementation of a $1.5 million purchase agreement and a $15 million purchase agreement (collectively, the “purchase agreements”) in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) an aggregate of up to $16.5 million in shares of its common stock, subject to certain conditions and limitations.  As of June 30, 2013, the remaining costs of $238,154 in connection with the implementation of the purchase agreements remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the purchase agreements, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at June 30, 2013 also include costs incurred from third parties in connection with an underwritten public offering of 12 million shares of common stock that closed on August 13, 2013 (See Note 11).  As of June 30, 2013, costs of $113,705 in connection with the underwritten public offering were capitalized and are included in other current assets in the consolidated balance sheets and will be offset against the proceeds of such sales of shares of common stock.

Prepaid expenses at June 30, 2013 include advance payments totaling $162,028 made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.  Prepaid expenses at June 30, 2013 also include the current portion of legal costs of $44,070 incurred from third parties in conjunction with the Merck Agreement (see Note 6).

Note 4.  Restricted Cash

Pursuant to the July 2012 Note financing, $1.0 million of the gross proceeds were initially required to be maintained in a segregated account and subject to a deposit control agreement while the July 2012 Notes are outstanding.  Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013.  In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock (see Note 10).  As of June 30, 2013, the $500,000 balance in the controlled account is reported as restricted cash in the consolidated balance sheets.

Note 5.  Deferred Financing Costs

Deferred financing costs at June 30, 2013 consist of costs incurred from third parties in conjunction with the July 2012 Notes.  The costs in connection with the debt financing were capitalized and are amortized to interest expense over the term of the related debt. As of June 30, 2013, the unamortized deferred financing costs totaling $112,515 are reported as deferred financing costs in the consolidated balance sheets. During the six months ended June 30, 2013, Opexa amortized $98,964 of deferred financing costs as interest expense.

Note 6.  Other Assets

Other long-term assets at June 30, 2013 consist of legal costs incurred from third parties in conjunction with the Merck Agreement.  These costs were capitalized and are amortized to general and administrative expenses on the consolidated statements of operations in conjunction with the recognition of revenue on a straight-line basis over the exclusive option period based on the term of the Phase IIb clinical trial in SPMS. During the six months ended June 30, 2013, Opexa amortized $17,782 of legal costs to general and administrative expenses on the consolidated statements of operations.  Opexa included the current portion of the legal costs of $44,070 in other current assets on the consolidated balance sheets and the long term portion of the legal costs of $96,064 in other long-term assets on the consolidated balance sheets as of June 30, 2013.

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

In connection with the issuance of the January 2013 Notes, Opexa also issued Series J warrants to purchase an aggregate of 243,750 shares of Opexa’s common stock (see Note 10), subject to certain limitations and adjustments.  The relative fair value of the warrant liabilities of $195,969, together with the beneficial conversion feature of $141,829 were recognized as a debt discount and are amortized to interest expense in the consolidated statements of expenses over the term of the January 2013 Notes using the effective interest method.

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

  During the six months ended June 30, 2013, the debt discount of $337,798 in connection with the January 2013 Notes was fully amortized to interest expense.

In February 2013, three of the third party holders of the July 2012 Notes elected to convert their principal amounts of $900,000 into shares of the Company’s Series A convertible preferred stock with further immediate conversion into 288,229 shares of the Company’s common stock. As of June 30, 2013, an aggregate of $3,185,000 in principal amount of the July 2012 Notes to third parties and related parties is reported as long term liabilities in the consolidated balance sheets, of which $630,000 was issued to related parties (see Note 8).

The following table provides a summary of the changes in convertible debt – third parties, net of unamortized discount, during the quarter ended June 30, 2013:

Balance at December 31, 2012	$318,658
January 2013 Notes, face value	550,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(120,009)
Discount on fair value of Series J warrant liability at issuance	(165,820)
Repayment of January 23, 2013 Notes	(450,000)
Conversion of January 23, 2013 Notes into common stock……………………………	(100,000)
Conversion of July 25, 2012 Notes into common stock……..…………………………	(900,000)
Amortization of debt discount to interest expense through June 30, 2013	1,285,872
Balance at June 30, 2013	$418,701

Note 8.  Related Party Transactions

Investors in the January 2013 Notes offering included one member of Opexa’s Board of Directors who was issued a note with a principal amount of $100,000 (see Note 7).

The following table provides a summary of the changes in convertible debt – related parties, net of unamortized discount, during the quarter ended June 30, 2013:

Balance at December 31, 2012	$58,105
January 2013 Notes, face value	100,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(21,820)
Discount on fair value of Series J warrant liability at issuance	(30,149)
Repayment of January 23, 2013 Notes	(100,000)
Amortization of debt discount to interest expense through June 30, 2013	97,105
Balance at June 30, 2013	$103,241

Note 9.  Equity

For the six months ended June 30, 2013, equity related transactions were as follows:

●	In January 2013, 125,000 shares of common stock were sold and 975 additional commitment shares were issued to Lincoln Park under the $1.5 million purchase agreement for net proceeds of $142,400.

●	365,263 shares of common stock were issued in connection with the conversion of the January 2013 and July 2012 Notes (see Note 7).

●	In February 2013, Opexa sold an aggregate of 167,618 shares of common stock under the ATM Agreement for gross proceeds of $536,417.

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

For the six months ended June 30, 2013, $350,530 was netted against additional paid in capital as stock offering costs.

Note 10.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 625,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of June 30, 2013, options to purchase an aggregate of 1,089,500 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the six months ended June 30, 2013, Opexa recognized option expense of $495,318. Unamortized stock compensation expense as of June 30, 2013 amounted to $1,179,430.

Stock Option Activity

         A summary of stock option activity for the six months ended June 30, 2013 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2013	824,620	$5.54
Granted	332,822	1.97
Exercised	-	-
Forfeited and canceled	(67,942)	5.39

Outstanding at June 30, 2013	1,089,500	$4.46	7.9	$33,413

Exercisable at June 30, 2013	548,796	$6.01	6.7	$33,413

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

During the six months ended June 30, 2013, an option to purchase an aggregate of 125,000 shares was granted to an employee at an exercise price of $2.34. This option has a term of ten years and has a vesting schedule of three years. Fair value of $285,226 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the option issued to an employee during the six months ended June 30, 2013 include (1) discount rate of 1.87%, (2) expected term of 5.25 years, (3) expected volatility of 194% and (4) zero expected dividends.

During the six months ended June 30, 2013, options to purchase an aggregate of 119,250 shares were granted to employees at an exercise price of $1.75. These options have terms of ten years and have vesting schedules of three years. Fair value of $204,468 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to employees during the six months ended June 30, 2013 include (1) discount rate of 1.73%, (2) expected term of 5.25 years, (3) expected volatility of 201% and (4) zero expected dividends.

During the six months ended June 30, 2013, options to purchase an aggregate of 88,572 shares were granted to non-employee directors at an exercise price of $1.75. These options have terms of ten years and have vesting schedules of eight months to one year for 50% of the options issued, and vesting immediately for the other 50%. Fair value of $151,867 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to non-employee directors during the six months ended June 30, 2013 include (1) discount rate of 1.73%, (2) expected term of 5.25 years, (3) expected volatility of 201% and (4) zero expected dividends.

During the six months ended June 30, 2013, options to purchase 67,942 shares were forfeited and cancelled.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2013 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2013	3,579,087	$5.64
Granted	972,918	2.21
Exercised	-	-
Forfeited and canceled	(1,482,892)	6.54

Outstanding at June 30, 2013	3,069,113	$4.12	3.7	$130,688

Exercisable at June 30, 2013	3,069,113	$4.12	3.7	$130,688

In connection with the January 2013 Notes, investors were issued five-year warrants to purchase up to an aggregate of 243,750 shares of common stock, at an exercise price of $1.24 per share. The estimated relative fair value of the investor warrants was $195,969 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.76%, (3) expected volatility of 191% and (4) expected life of five years. Opexa can redeem the warrants at $0.01 per share if the Company’s common stock closes at or above $10.00 per share for 20 consecutive trading days.

Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013.  In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock.  The warrants have an exercise price of $1.21 per share and a five-year term.  The estimated fair value of the warrants was $219,553 and was calculated using the Black-Scholes valuation model.  The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.90%, (3) expected volatility of 191% and (4) expected life of five years.  Opexa can redeem the warrants at $0.01 per underlying share of common stock if the common stock closes at or above $10.00 per share for 20 consecutive trading days.  The fair value of the warrants was recognized as additional interest expense during the six months ended June 30, 2013.

In connection with the February 2013 registered offering (See Note 10), Opexa issued warrants to the investors on February 11, 2013 to purchase an aggregate of 541,668 shares of common stock at an exercise price of $3.00 per share. These warrants have a term of four years and were immediately exercisable.

During the six months ended June 30, 2013, warrants to purchase 1,482,892 shares were forfeited and cancelled.

Note 11.  Subsequent Events

On July 1, 2013, 123,231 shares of common stock were issued to holders of the July 2012 Notes as payment of accrued interest.

On August 13, 2013, Opexa closed an underwritten public offering of 12 million shares of common stock at a price to the public of $1.50 per share for gross proceeds of $18 million.  The net proceeds to Opexa were approximately $16.2 million, after deducting underwriting discounts and commissions and other estimated offering expenses.  Opexa also granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments, if any.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2013.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “anticipates,” “estimates,” “may,” “could,” “intends,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report do not constitute guarantees of future performance. Investors are cautioned that statements in this report which are not strictly historical statements, including, without limitation, statements regarding the development of the Company’s product candidate, Tcelna® (imilecleucel-T), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, risks associated with: market conditions; our capital position; the rights and preferences provided to the Series A convertible preferred stock and investors in the convertible secured notes we issued in July 2012 (including a secured interest in all of our assets); our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna), including in this regard our ability to satisfy various conditions required to access the financing potentially available under the purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (such as the minimum closing price for our common stock and the requirement for an ongoing trading market for our stock); our ability to raise additional capital through the sale of shares of our common stock under the purchase agreements with Lincoln Park or under our at-the-market (ATM) facility; our ability to maintain compliance with NASDAQ listing standards; the success of our clinical trials (including the Phase IIb trial for Tcelna in secondary progressive MS which, depending upon results, may determine whether Merck elects to exercise its Option); whether Merck exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck pursuant to the Option; our dependence (if Merck exercises its Option) on the resources and abilities of Merck for the further development of Tcelna; the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tcelna); the risk of litigation regarding our intellectual property rights or the rights of third parties; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the SEC.  These forward-looking statements speak only as of the date made.  We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  You should, however, review additional disclosures we make in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” to refer to the businesses of Opexa Therapeutics, Inc.

Opexa is a biopharmaceutical company developing a personalized immunotherapy with the potential to treat major illnesses, including multiple sclerosis (MS).  This therapy is based on our proprietary T-cell technology. Our mission is to lead the field of Precision ImmunotherapyTM by aligning the interests of patients, employees and shareholders. Information related to our product candidate, Tcelna®, is preliminary and investigative. Tcelna has not been approved by the U.S. Food and Drug Administration (FDA) or other global regulatory agencies for marketing.

MS is a chronic, often disabling disease that affects the central nervous system (CNS), which is made up of the brain, spinal cord and optic nerves. MS attacks the covering surrounding nerve cells, or myelin sheaths, leading to loss of myelin (demyelination) and nerve damage. Symptoms may be mild, such as numbness in the limbs, or severe, such as paralysis or loss of vision. The progress, severity and specific symptoms of MS are unpredictable and vary from one person to another. We believe that our product candidate, Tcelna, has the potential to fundamentally address the root cause of MS by stopping the demyelination process and in supporting the generation of new myelin sheaths where demyelination has occurred (remyelination).

Tcelna is an autologous T-cell immunotherapy that is currently being developed for the treatment of Secondary Progressive MS (SPMS) and is specifically tailored to each patient’s immune response profile to myelin. Tcelna is designed to reduce the number and/or functional activity of specific subsets of myelin-reactive T-cells (MRTCs) known to attack myelin. This technology was originally licensed from Baylor College of Medicine in 2001.

Tcelna is manufactured using our proprietary method for the production of an autologous T-cell product, which comprises the collection of blood from the MS patient and the expansion of MRTCs from the blood. Upon completion of the manufacturing process, an annual course of therapy consisting of five doses is cryopreserved.  At each dosing time point, a single dose of Tcelna is formulated and attenuated by irradiation before returning the final product to the clinical site for subcutaneous administration to the patient.

Tcelna has received Fast Track designation from the FDA in SPMS, and we believe it is positioned as a potential first-to-market personalized T-cell therapy for MS patients. The FDA’s Fast Track program is designed to facilitate the development and expedite the review of drug candidates intended to treat serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs.

Opexa was incorporated in Texas in March 1991.  Our principal executive offices are located at 2635 Technology Forest Blvd., The Woodlands, Texas  77381, and our telephone number is (281) 775-0600.

T-Cell Therapy and Tcelna

Tcelna is a novel T-cell immunotherapy in Phase IIb clinical development for the treatment of patients with SPMS. It is also positioned to enter Phase III clinical development for the treatment of patients with relapsing remitting MS (RRMS), subject to the availability of sufficient resources. Tcelna is a personalized therapy that is specifically tailored to each patient’s disease profile. Tcelna is manufactured using ImmPathTM, our proprietary method for the production of a patient-specific T-cell immunotherapy which encompasses the collection of blood from the MS patient, isolation of peripheral blood mononuclear cells, generation of an autologous pool of MRTCs raised against selected peptides from myelin basic protein (MBP), myelin oligodendrocyte glycoprotein (MOG) and proteolipid protein (PLP), and the return of these expanded, irradiated T-cells back to the patient. These attenuated T-cells are reintroduced into the patient via subcutaneous injection to trigger a therapeutic immune system response.

Abili-T Trial: Phase IIb Clinical Study in Patients with SPMS

In September 2012, we announced the initiation of a Phase IIb clinical trial of Tcelna in patients with SPMS.  The trial is entitled: A Phase II Double-Blind, Placebo Controlled Multi-Center Study to Evaluate the Efficacy and Safety of Tcelna in Subjects with Secondary Progressive Multiple Sclerosis and has been named the “Abili-T” trial. The Abili-T trial is a double-blind, 1:1 randomized, placebo-controlled study in SPMS patients who demonstrate evidence of disease progression with or without associated relapses. The trial is expected to enroll 180 patients who have Expanded Disability Status Scale (EDSS) scores between 3.0 and 6.0 at approximately 30 leading clinical sites in the U.S. and Canada.  According to the study protocol, patients will receive two annual courses of Tcelna treatment consisting of five subcutaneous injections per year at weeks 0, 4, 8, 12 and 24.

The primary efficacy endpoint of the trial is the percentage of brain volume change (whole brain atrophy) at 24 months. Study investigators will also measure several important secondary outcomes commonly associated with MS including sustained disease progression as measured by EDSS, changes in EDSS, time to sustained progression, annualized relapse rate (ARR), change in Multiple Sclerosis Functional Composite (MSFC) assessment of disability and change in Symbol Digit Modality Test. Data on certain exploratory endpoints such as quality of life metrics as measured by the Multiple Sclerosis Quality of Life Inventory (MSQLI), magnetic resonance imaging (MRI) measures and immune monitoring metrics are also being collected.

As part of the Abili-T trial, we are undertaking a comprehensive immune monitoring program for all patients enrolled in the study.  The goals of this program are to further understand the biology behind the mechanism of action for Tcelna and to possibly identify novel biomarkers that are dominant in the pathophysiology of SPMS patients. The program encompasses an analysis of various pro-inflammatory and anti-inflammatory biomarkers. We believe that the blinded data, which will be analyzed during the course of the trial, may potentially signal responders and non-responders. Directional movement of certain biomarkers, when corroborated with final clinical trial data, may be indicative of responders and disease stabilization or progression.

As of August 8, 2013, the Abili-T clinical trial has randomized 68 patients. A scheduled Data Safety Monitoring Board meeting took place during the week of May 20, 2013, and a recommendation was made to continue the study.  The Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with the resulting top-line data expected to be available in the first half of 2016.

During the first quarter of 2013, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Ares Trading SA (“Merck”), a wholly owned subsidiary of Merck Serono S.A., for the Option (see “—Option and License Agreement with Merck Serono”) as well as financial considerations. Upon receipt of the upfront payment of $5 million for granting the Option, we were able to refocus on execution of the Abili-T clinical trial, including enrollment. The future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated as of June 30, 2013 to be between $30-$32 million.

Our existing resources are not adequate to permit us to complete such study. In August 2013, we raised gross proceeds of $18 million through an underwritten offering of 12 million shares of our common stock. The net proceeds from such offering were approximately $16.2 million, after deducting underwriting discounts and commissions and estimated offering expenses.  We granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments, if any.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial. We believe that with the proceeds from our August 2013 offering, we have sufficient liquidity to support our clinical trial activities into the second half of 2014. Given our need for substantial amounts of capital to continue the Abili-T clinical study in North America of Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financings, that will be necessary to complete the Abili-T study and to support our operations during the pendency of such study. There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

Option and License Agreement with Merck Serono

On February 4, 2013, we entered into an Option and License Agreement with Merck.  Pursuant to the agreement, Merck has an option (the “Option”) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck prior to or upon completion of our ongoing Abili-T trial of Tcelna in patients with SPMS.  Under the terms of the agreement, we received an upfront payment of $5 million for granting the Option.  If the Option is exercised, Merck would pay us an upfront license fee of $25 million unless Merck is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck), in which event the upfront license fee would be $15 million. After exercising the Option, Merck would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights to use for other indications outside of MS.

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

SPMS Overview and Tcelna Mechanism of Action

SPMS is characterized by a steady accrual of irreversible disability, despite, in some cases, relapses followed by remissions or clinical plateaus.  Older age at onset of MS diagnosis is the strongest predictor of conversion to SPMS.  Males have a shorter time to conversion to SPMS compared with females. Available immunomodulating and immunosuppressive therapies used for RRMS have not been effective in SPMS. In clinical trials, these therapies have demonstrated anti-inflammatory properties as measured by the reduction in number and volume of contrast-enhancing or acutely inflammatory CNS lesions most commonly seen in patients with RRMS. The typical SPMS patient, however, has little or no radiographic evidence of acute inflammation. It is commonly observed that contrast-enhancing CNS lesions are uncommon among these patients, despite a clearly deteriorating neurologic course.

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

Tcelna immunotherapy in SPMS may reduce the drivers of this chronic disease by down-regulating anti-myelin immunity through priming regulatory responses that may act in the periphery as well as within the CNS.  We believe that our clinical results show therapeutic subcutaneous dosing of 30-45 million cells of Tcelna stimulates host reactivity to the over-represented MRTCs and, as a consequence, a dominant negative regulatory T-cell response is induced leading to down-regulation of similar endogenous disease-causing MRTCs.

We believe that Tcelna has the potential to induce an up-regulation of regulatory cells, such as Foxp3+ Treg cells and IL-10 secreting Tr1 cells, which may effect a reduction in inflammation and provide neuroprotection should they gain entry to the CNS.  Data from our TERMS study showed statistically significant changes from baseline (p=0.02) in Foxp3+ Treg cells for the subset of Tcelna patients who had ARR >1. The placebo arm for this subset was not statistically different from its baseline levels.  Three SPMS patients from prior clinical studies, whose blood samples were analyzed to measure Tr1 cells prior to treatment and post treatment, showed an increase in the levels of Tr1 cells from non-detectable levels to the range of healthy donor samples. These three patients who had relapses in the preceding 12-24 month period remained relapse free during the 52-week assessment period and also showed a 57% to 67% reduction in MRTCs.

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

Tcelna Clinical Overview in SPMS

In multiple previously conducted clinical trials for the treatment of patients with MS (which have been weighted significantly toward patients with RRMS), Tcelna has demonstrated one of the safest side effect profiles for any marketed or development-stage MS therapy, as well as encouraging efficacy signals. A total of 144 MS patients have received Tcelna in previously conducted Opexa trials for RRMS and SPMS.  The therapy has been well-tolerated in all subjects and has demonstrated an excellent overall safety profile.  The most common side effect is mild to moderate irritation at the site of injection, which is typically resolved in 24 hours. Tcelna has been administered to a total of 36 subjects with SPMS across three previous clinical studies.

In a pooled assessment of data from 36 SPMS patients treated in Phase I open label studies at the Baylor College of Medicine completed in 1998 and in Opexa sponsored studies completed in 2006 and 2007, approximately 80% of the 35 SPMS patients who completed two years of treatment showed disease stabilization as measured by EDSS following two years of treatment with Tcelna, with the other 20% showing signs of progression.  This compares to historical control data which showed a progression rate of 40% in SPMS patients (as reported in ESIMS Study published in Hommes Lancet 2004).  The 10 SPMS patients in Opexa sponsored studies showed a substantial reduction in ARR at two years from 0.5 to an ARR less than 0.1.  Only 1 out of the 10 patients experienced one episode of relapse during the two years of assessment.  This same cohort showed no worsening of physical or psychological condition (key quality of life indicators as measured by the MS Impact Scale) after two years of treatment with Tcelna. Additionally, there were no reported serious adverse events (SAEs) in any of the patients. Based on preliminary data suggesting stabilized or improved disability among SPMS subjects receiving Tcelna, we believe that further development of this product candidate in SPMS is warranted.

Summary of Phase I Dose Escalation Study in MS

A Phase 1 dose escalation study completed in 2006 was conducted in patients with both RRMS and SPMS who were intolerant or unresponsive to current approved therapies for MS. The open-label, dose escalation study evaluated safety and clinical benefit by administering a primary series of four treatments at one of three dose levels administered at baseline and weeks four, eight, and twelve. Results of the efficacy analyses provide some evidence of the effectiveness of Tcelna in the treatment of MS.  The follow-on TERMS Phase IIb clinical study provided further encouraging signs of efficacy in ARR and Multiple Sclerosis Impact Scale (MSIS-29). Data from the Phase I study evaluating the EDSS showed improvements in some subjects in comparison to baseline for weeks 20 and 28.

Subjects showed statistically significant improvement in overall reduction of MRTC counts over baseline at all visits through week 52 for subjects receiving 30-45 million cells per dose, as assessed by total MRTC count percentage changes. These data indicate that Tcelna treatment causes a depletion or immunomodulation of these cells, most obvious at time points closer to the injections.

Overall, results of the safety analyses indicate that treatment with Tcelna is well-tolerated. Reported adverse events were mostly mild or moderate in intensity. Mild injection site reactions were observed but all resolved rapidly without treatment. In conclusion, data from this study suggest that Tcelna is safe for the treatment of MS.

Summary of Phase I/IIA Clinical Trial Data in MS

The second clinical study performed by Opexa was an open-label extension study completed in 2007 to treat patients who were previously treated with T-cell immunotherapy but who saw a rebound in MRTC activity. The purpose of this extension study was to continue evaluating the efficacy, safety and tolerability of Tcelna in patients with RRMS and SPMS with repeated administration of Tcelna. Results of the study provide evidence of the effectiveness of Tcelna in the treatment of MS with repeated dosing. Improvements from baseline at both week 28 and week 52 of the extension study were observed for the frequency of MS exacerbations, or ARR. Evaluation of MSIS-29 component scores suggests a trend for Tcelna therapy in the improvement of physical and psychological parameters assessed by the MSIS-29. The EDSS score analysis revealed an upward trend for the percentage of subjects that reported improvement and sustained improvement over baseline as a result of Tcelna treatment.

Subjects showed statistically significant improvement over baseline in the MRTC counts for each time point through month nine of the extension study. These results indicate that Tcelna treatment results in a statistically significant impact on these cells.  Overall, results of the safety analyses indicate that repeated treatment with Tcelna is well-tolerated. Reported adverse events (AEs) were mostly mild or moderate in intensity. Mild injection site reactions were observed but all resolved rapidly without treatment.  Furthermore, results from this study suggest that repeated dosing of Tcelna has a substantive effect in reduction of ARR in subjects with MS and was well-tolerated.

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

The TERMS study was a multi-center, randomized, double blind, placebo-controlled trial in 150 patients with RRMS or high risk Clinically Isolated Syndrome. Patients received a total of five subcutaneous injections at weeks 0, 4, 8, 12 and 24.  Key results from the TERMS trial included:

●
In the modified intent to treat patient population consisting of all patients who received at least one dose of study product and had at least one MRI scan at week 28 or later (n=142), the ARR for Tcelna-treated patients was 0.214 as compared to 0.339 for placebo-treated patients, which represented a 37% decrease in ARR for Tcelna as compared to placebo in the general population;

●
In a prospective group of patients with more active disease (ARR>1, n=50), Tcelna demonstrated a 55% reduction in ARR as compared to placebo, an 88% reduction in whole brain atrophy and a statistically significant improvement in disability (EDSS) compared to placebo (p<0.045) during the 24-week period following the administration of the full course of treatment; and

●	In a retrospective analysis in patients naïve to previous disease modifying treatment, the results showed that patients, when treated with Tcelna, had a 56% to 73% reduction in ARR versus placebo for the various subsets and p values ranged from 0.009 to 0.06.

We remain committed to further advancing Tcelna in RRMS at a later date assuming the availability of sufficient resources.  For Opexa, however, SPMS is an area which we believe represents a higher unmet medical need.  Depending upon the outcome of further feasibility analyses, the T-cell platform may have applications in development treatments for other autoimmune disorders such as rheumatoid arthritis, Type 1 diabetes, and orphan indications such as myasthenia gravis. The primary focus of Opexa remains the development of Tcelna in SPMS.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers associated with MS.

We have developed (and, in part, licensed from the University of Chicago) a proprietary adult stem cell technology to produce monocyte-derived stem cells (MDSC) from blood. These MDSC can be derived from a patient’s monocytes, expanded ex vivo, and then administered to the same patient. Our initial focus for this technology is the further development of this monocyte-derived stem cell technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diabetes mellitus. The diabetes program is in an early (pre-clinical) development stage.

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

We evaluated the Merck Agreement and determined that the $5 million upfront payment from Merck has stand-alone value.  Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Abili-T clinical trial in SPMS using commercially reasonable efforts at our own costs.  As a stand-alone value term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Abili-T clinical trial in SPMS.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2013 with the Three Months Ended June 30, 2012

Revenue.  Revenue of $348,837 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement was recognized for the three months ended June 30, 2013. No revenues were recognized during the three months ended June 30, 2012.

Research and Development Expenses. Research and development expenses were $2,223,030 for the three months ended June 30, 2013, compared with $1,558,208 for the three months ended June 30, 2012. The increase in expenses is primarily due to an increase in the procurement and use of supplies for product manufacturing and development, the initiation of clinical sites and increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS and an increase in the number of employees to support the ongoing clinical trial, and was partially offset by costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2013 were $750,605, compared with $529,566 for the three months ended June 30, 2012. The increase in expense is due to an increase in business development activities and a modest increase in employees to support the ongoing clinical trial and was partially offset by a decrease in legal and other professional fees.

   Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2013 were $88,898, compared with $76,496 for the three months ended June 30, 2012. The increase in expense is due to an increase in depreciation for laboratory and manufacturing equipment acquired during 2012 and 2013 to support increased development activities.

Interest Expense.  Interest expense was $285,800 for the three months ended June 30, 2013, compared to $486 for the three months ended June 30, 2012. The increase in interest expense was primarily related to the amortized debt discount and interest on the July 25, 2012 convertible secured promissory notes and the amortization of the financing fees over the term of the notes. Interest expense for the three months ended June 30, 2012 related solely to the financing of insurance premiums.

Interest Income.  Interest income was $3,066 for the three months ended June 30, 2013, compared to $59 for the three months ended June 30, 2012.

Net loss. We had a net loss for the three months ended June 30, 2013 of approximately $3.0 million, or $0.37 per share (basic and diluted), compared with a net loss of approximately $2.16 million or $0.38 per share (basic and diluted) for the three months ended June 30, 2012. The increased net loss is primarily related to increases in staff and associated compensation costs, business development activities, the procurement and use of supplies for both our laboratory and our product manufacturing operations, the engagement of clinical sites along with the increasing enrollment of patients for the clinical study of Tcelna in SPMS, and depreciation and interest expense, and was partially offset by an increase in revenue and decreases in professional fees and costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012.

Comparison of the Six Months Ended June 30, 2013 with the Six Months Ended June 30, 2012

Net Sales.  Revenue of $568,937 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement was recognized for the six months ended June 30, 2013.  No revenues were recognized during the six months ended June 30, 2012.

Research and Development Expenses.  Research and development expenses were $3,844,396 for the six months ended June 30, 2013, compared with $3,048,305 for the six months ended June 30, 2012.  The increase in expenses is primarily due to an increase in the procurement and use of supplies for product manufacturing and development, the initiation of clinical sites and increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS and an increase in the number of employees to support the ongoing clinical trial, and was partially offset by a decrease in costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2013 were $1,853,040, compared with $1,345,762 for the six months ended June 30, 2012. The increase in expense is due to an increase in business development activities and a modest increase in employees to support the ongoing clinical trial, and was partially offset by a decrease in legal fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2013 were $167,209, compared with $143,851 for the six months ended June 30, 2012. The increase in expense is due to an increase in depreciation for laboratory and manufacturing equipment acquired during 2012 and 2013 to support increased development activities.

Interest Expense.  Interest expense was $1,921,054 for the six months ended June 30, 2013, compared to $973 for the six months ended June 30, 2012.  The increase in interest expense was primarily related to the amortized debt discount and interest on both the July 2012 convertible secured promissory notes and the January 2013 convertible promissory notes and the amortization of the financing fees over the term of the notes.  Interest expense for the six months ended June 30, 2012 related solely to the financing of insurance premiums.

Interest Income.  Interest income was $4,940 for the six months ended June 30, 2013, compared to $195 for the six months ended June 30, 2012.

Net loss. We had a net loss for the six months ended June 30, 2013 of approximately $7.17 million, or $0.94 per share (basic and diluted), compared with a net loss of approximately $4.54 million, or $0.79 per share (basic and diluted), for the six months ended June 30, 2012. The increased net loss is primarily related to increases in business development activities, the procurement and use of supplies for our product manufacturing and development operations, the engagement of clinical sites along with the increasing enrollment of patients for the clinical study of Tcelna in SPMS, the hiring of key employees to support the ongoing clinical trial, and depreciation and interest expense, and was partially offset by an increase in revenue, a decrease in legal fees, and a decrease in professional fees and costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of June 30, 2013, we had cash and cash equivalents of $5,028,280, excluding $500,000 of restricted cash which is subject to a deposit control agreement in favor of the holders of our July 2012 convertible notes.

During January 2013, we closed a private offering consisting of convertible notes and Series J warrants to purchase common stock which generated $650,000 in gross proceeds, of which we repaid $550,000 and converted $100,000 to 77,034 shares of our common stock during February 2013.

Also during January 2013, we sold 125,000 shares of our common stock to Lincoln Park for gross proceeds of $142,400 under a $1.5 million purchase agreement entered into in November 2012.  We also entered into a $15 million purchase agreement and registration rights agreement with Lincoln Park in November 2012.  Pursuant to these agreements, we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations.  Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of August 13, 2013, we have sold 390,000 shares to Lincoln Park under the $1.5 million purchase agreement for gross proceeds of $523,709, and we have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us.

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

Also during February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417, pursuant to a sales agreement entered into with Brinson Patrick Securities Corporation in September 2012 in connection with the implementation of an “at-the-market” offering program.  Pursuant to the sales agreement, we may sell shares of our common stock directly into the open market from time to time depending upon market demand, through our sales agent, in transactions deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to 1,000,000 shares of our common stock for potential sale under this program.  As of August 13, 2013, 167,618 shares had been sold and 832,382 shares remain available for future sale under the ATM facility.

We closed an offering in February 2013 of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002.

We closed an offering in August 2013 of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses.  As part of the offering, we agreed to not sell shares of our common stock pursuant to our purchase agreements with Lincoln Park or under our ATM facility for a period of 90 days following such offering (or until November 5, 2013). With the proceeds raised from this offering, combined with the July 2012 note offering and the February 2013 securities offering, we have received the minimum $25 million in additional capital that would allow us to elect to convert the July 2012 notes into Series A convertible preferred stock.

Our cash burn rate during the six months ended June 30, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $855,000 per month. The cash burn rate in the second quarter of 2013 was lower than initial expectations as certain capital expenditures, clinical development expenditures and legal expenses that were projected to be made during the second quarter of 2013 were deferred, but are expected to be made during the second half of 2013.  During the first half of 2013, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations. However, receipt of the upfront payment of $5 million for granting the Option allowed us to refocus on execution of the Abili-T clinical trial, including enrollment. Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013.  We estimate our projected burn rate during the remainder of 2013 to average $1.2 million per month.  We believe that with the proceeds from the August 2013 offering, we have sufficient liquidity to support our clinical trial activities into the second half of 2014.

We currently intend to continue to use our available cash to fund general corporate purposes (including working capital and operational purposes) and continue the ongoing Abili-T clinical study of Tcelna in SPMS. The Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with resulting top-line data expected to be available in the first half of 2016.  The estimated future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated to be between $30-$32 million as of June 30, 2013. Our existing resources are not adequate to permit us to complete such study. We will need to secure significant additional capital to continue and complete the trial and support our operations during the pendency of the trial.  If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate our current ongoing clinical trial for Tcelna, which may require us to modify our current business plan and curtail various aspects of our operations, as well as implement significant cost-reduction measures or potentially cease operations.

Given our need for substantial amounts of capital to continue the Abili-T clinical study in North America of Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the additional resources, including one or more financings, that will be necessary to complete the ongoing Phase IIb study and to support ongoing operations during the pendency of such study. There can be no assurance that any such financing arrangements or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

If Merck does not exercise the Option and acquire the exclusive, worldwide (excluding Japan) license of our Tcelna program for MS, or if we are not successful in attracting another partner and entering into a collaboration on acceptable terms, we may not be able to complete development of or commercialize any product candidate, including Tcelna. In particular, we may be unable to undertake, or complete, the planned Phase III clinical study of Tcelna in SPMS.  In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six months ended June 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Risks Related to Our Business

We will be required to raise significant additional capital, and our ability to obtain funding is uncertain. If sufficient capital is not available, we may not be able to continue our operations as proposed (including any Phase IIb clinical trial initiated or ongoing for Tcelna), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of June 30, 2013, we had cash and cash equivalents of $5,028,280.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds (of which $500,000 is held in a controlled account, and $500,000 was released to us in January 2013). These convertible secured notes are due July 25, 2014, and to date, notes in the aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock, which in turn, have been converted into an aggregate of 288,229 shares of common stock. From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” program, for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments, if any.

Our cash burn rate during the six months ended June 30, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $855,000 per month. The cash burn rate in the second quarter of 2013 was lower than initial expectations as certain capital expenditures, clinical development expenditures and legal expenses that were projected to be made during the second quarter of 2013 were deferred, but are expected to be made during the second half of 2013. During this six-month period, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations. Upon receipt of the upfront payment of $5 million for granting the Option, we were able to refocus on execution of the Abili-T clinical trial, including enrollment. Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013.  We estimate that our projected burn rate will increase to an average of $1.2 million per month for the remainder of 2013. With the proceeds of our August 2013 offering, we believe we have sufficient liquidity to support our clinical trial activities into the second half of 2014. However, the Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with resulting top-line data expected to be available in the first half of 2016.  The future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated as of June 30, 2013 to be between $30-$32 million. Our existing resources are not adequate to permit us to complete such study or the majority of it.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

Given our need for substantial amounts of capital to complete the Phase IIb clinical study for Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources that will be necessary to complete the Phase IIb study and to support our operations during the pendency of such study.  These opportunities and alternatives may include one or more additional financing transactions. There can be no assurance that any such financings can be consummated on acceptable terms, if at all.  If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate our ongoing clinical trial for Tcelna, which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

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

If we raise additional funds by issuing equity securities (including pursuant to the $1.5 million purchase agreement and the $15 million purchase agreement with Lincoln Park), shareholders may experience substantial dilution.  Debt financing, if available, may involve restrictive covenants that may impede our ability to operate our business.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders.  There is no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

If we are unable to obtain additional funding, we may not be able to continue or complete the Phase IIb clinical study of Tcelna in SPMS or otherwise continue our operations as proposed, which may require us to modify our business plan or curtail various aspects of our operations.  If we are unable to maintain an adequate level of capital, it may be necessary to cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

We may experience delays in our clinical trial enrollment, which could result in increased costs to us.

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. In addition, clinical trials may take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects.  Our ongoing Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with resulting top-line data expected to be available in the first half of 2016. The future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated as of June 30, 2013 to be between $30-$32 million. These estimated costs are partially a function of the pace of clinical trial enrollment, and should enrollment timelines get delayed beyond our current expectation, the estimated costs are likely to increase due to the additional operational expenses. Similarly, should additional patients be enrolled in the trial, the costs are likely to increase.

We may make changes to discretionary R&D investments that may have an impact on costs.

We are presently complementing the Abili-T clinical trial with an immune monitoring program.  Expenses associated with the immune monitoring program are incurred at our discretion and are not required to satisfy any FDA-mandated criteria.  Consequently, we may make changes to the parameters that are being analyzed, and these changes may result in either increased or decreased expenses for the study.

We may also incur discretionary expenses related to Phase III development, manufacturing scale-up/automation and technology transfer.  There is no assurance that any such future expenses would be recovered by us.

Funding from our purchase agreements with Lincoln Park may be limited or be insufficient to fund our operations or to implement our strategy.

Under our $1.5 million purchase agreement and our $15 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $16.5 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period. From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement, and we issued an aggregate of 56,507 initial commitment shares and 3,585 additional commitment shares in connection therewith.  There can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the $1.5 million purchase agreement and the $15 million purchase agreement contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that the closing price of our stock is at least $1.00 and that Lincoln Park own no more than 4.99% of our common stock under the $1.5 million purchase agreement or no more than 9.99% of our common stock under the $15 million purchase agreement. In addition, under the applicable rules of the NASDAQ Capital Market, if we seek to issue shares which may be aggregated with shares sold to Lincoln Park under the $1.5 million purchase agreement and the $15 million purchase agreement in excess of 1,151,829 shares or 19.99% of the total common stock outstanding as of the date of the $15 million purchase agreement, we may be required to seek shareholder approval in order to be in compliance with the NASDAQ Capital Market rules. As part of the August 2013 offering, we agreed not to sell shares pursuant to our purchase agreements with Lincoln Park or under our “at-the-market” program for a period of 90 days following such offering (or until November 5, 2013).  Following November 5, 2013, we may sell shares of our common stock to Lincoln Park under the purchase agreements.

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

On July 25, 2012, we closed a private offering consisting of 12% convertible secured notes and warrants to purchase shares of common stock which generated approximately $4.1 million in gross proceeds ($500,000 of which is held in a controlled account).  The notes mature on July 25, 2014 and accrue interest at the rate of 12% per annum, compounded annually. Interest is payable semi-annually in either cash or registered shares of common stock at our election. The notes are secured by substantially all of our assets and are convertible into a new class of non-voting Series A convertible preferred stock. The notes can be converted into Series A convertible preferred stock at the option of the investors at a price of $100.00 per share, subject to certain limitations and adjustments. Additionally, we can elect to convert the notes into Series A convertible preferred stock if (i) our common stock closes at or above $10.00 per share for 20 consecutive trading days or (ii) we achieve certain additional funding milestones to continue our clinical trial program.  These milestones include (x) executing a strategic agreement with a partner or potential partner by which we will receive a minimum of $5 million to partially fund, or an option to partner with us for, our Phase II clinical trial for Tcelna in patients with SPMS and (y) receiving a minimum of $25 million in additional capital (including the note offering proceeds) from any partner, potential partner or any other source. With the proceeds raised from the note offering and the February 2013 and August 2013 securities offerings, we have received the minimum $25 million in such additional capital and could elect to convert the notes into Series A convertible preferred stock.  The Series A convertible preferred stock accrues dividends at the rate of 8% per annum, which are cumulative and payable semi-annually in either cash or registered shares of the common stock at our election.  The Series A convertible preferred stock is convertible into shares of our common stock at the option of the holders at a price of $3.1225 per share, subject to certain limitations and adjustments. Additionally, we can elect to convert the Series A convertible preferred stock into common stock if our common stock closes at or above $16.00 per share for 20 consecutive trading days.  To date, secured promissory notes in the aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock which, in turn, have been converted into an aggregate of 288,229 shares of common stock.  No shares of Series A convertible preferred stock are outstanding as of the date hereof.

As a result of anti-dilution adjustments since the closing of the July 2012 secured promissory note financing, up to 1,020,007 shares of common stock are issuable if all of the 12% convertible secured promissory notes outstanding as of the date hereof are converted to Series A convertible preferred stock and such stock is then converted into shares of our common stock. The noteholders were granted certain registration rights for the shares of common stock underlying the notes and the warrants issued in July 2012.

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

Our clinical trials may be delayed, suspended or terminated if:

●	any third party upon whom we rely does not successfully carry out its contractual duties or regulatory obligations or meet expected deadlines;

●	licenses needed from third parties for manufacturing in order to conduct Phase III trials or to conduct commercial manufacturing, if applicable, are not obtained;

●	any such third party needs to be replaced; or

●	the quality or accuracy of the data obtained by the third party is compromised due to its failure to adhere to clinical protocols or regulatory requirements or for other reasons.

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

Our business depends on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations diligently to pursue development of commercial products under the licensed patents.  We may also need to seek additional licenses as we move into Phase III trials and, if applicable, the commercial stage of operations.  These licenses may require increased payments to the licensors. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected.  If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be adversely affected.

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

We may arrange with third parties for the manufacture of our future products, if any. However, our third-party sourcing strategy may not result in a cost-effective means for manufacturing our future products.  If we employ third-party manufacturers, we will not control many aspects of the manufacturing process, including compliance by these third parties with current Good Manufacturing Practice (cGMP) and other regulatory requirements. We further may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

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

For our licensed intellectual property, we have limited control over the amount or timing of resources that are devoted to the prosecution of certain of such intellectual property. Due to this lack of control and general uncertainties in the patent prosecution process, we cannot be sure that any licensed patents will result from licensed applications or, if they do, that they will be maintained. Issued U.S. patents require the payment of maintenance fees to continue to be in force.  We rely on licensors to do this and their failure to do so could result in the forfeiture of patents not timely maintained.  Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As we may not maintain control over the payment of all such annuities, we cannot assure you that our licensors will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned. In addition, our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity requirement of $2.5 million and bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market, and our common stock is in jeopardy of being delisted.  As reported in this Form 10-Q Quarterly Report for the period ended June 30, 2013, our stockholders’ equity of $1,341,611 was below the minimum stockholders’ equity of $2.5 million required by NASDAQ to maintain compliance and our common stock could be subject to delisting.  However, on August 13, 2013, we raised gross proceeds of $18 million through the sale of shares of our common stock in an underwritten public offering, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses, and we believe that the proceeds of such sale of shares of our common stock enabled us to attain the required level of stockholders' equity to maintain compliance. While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the stockholder’s equity standard in the future.

We previously received a staff deficiency letter from NASDAQ on November 26, 2012 notifying us that the stockholders’ equity of $2,339,285 as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012 was below the minimum stockholders’ equity of $2.5 million required for continued listing on NASDAQ.  We were provided 45 calendar days, or until January 10, 2013, to submit a plan to regain compliance with the minimum stockholders’ equity standard.  We submitted such a plan and it was accepted, with NASDAQ thus granting us an extension until May 15, 2013 to evidence compliance with the minimum stockholders’ equity standard.  Upon executing the plan, we attained the necessary stockholder equity level and subsequently received notice from NASDAQ that we had regained compliance with the listing standard and the matter was closed in May 2013.

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

Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our majority shareholders.

Our charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by our Board of Directors without shareholder approval.  Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in our control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

Future sales of our common stock in the public market could lower our stock price.

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock which, in turn, have been converted into an aggregate of 288,229 shares of common stock.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares. In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share and the remaining $550,000 of principal amount plus accrued interest was repaid.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share. Pursuant to a Sales Agreement executed on September 6, 2012, we have registered for sale up to 1,000,000 shares of common stock through Brinson Patrick Securities Corporation acting as sales agent in an “at-the-market” program. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to such at-the-market program for gross proceeds of $536,417. On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002. On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments, if any. There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

Sales of a substantial number of additional shares of our common stock in the public market could cause the market price of our common stock to decline.  An aggregate of 20,114,790 shares of common stock were outstanding as of August 13, 2013.  As of such date, another (i) 1,089,500 shares of common stock were issuable upon exercise of outstanding options, (ii) 3,069,113 shares of common stock were issuable upon the exercise of outstanding warrants, and (iii) 1,020,007 shares were issuable if all of the outstanding 12% convertible secured promissory notes were converted to Series A convertible preferred stock and such stock was then converted into shares of common stock.

A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.  We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings.  We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Among other requirements, we will need to raise significant additional capital in order to complete the Phase IIb clinical study of Tcelna in SPMS, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  We cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

Under the $1.5 million purchase agreement and $15 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $16.5 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period.  We have sold an aggregate of 390,000 shares to date under the $1.5 million purchase agreement. Additionally, we issued Lincoln Park 56,507 shares of common stock as initial commitment shares and have issued an aggregate of 3,585 additional commitment shares, and may in the future issue up to an additional 109,428 shares of common stock as additional commitment shares, as a fee for its commitment to purchase the shares under the $1.5 million purchase agreement and the $15 million purchase agreement. The number of shares ultimately offered for sale by Lincoln Park is dependent upon the number of shares purchased by Lincoln Park under the purchase agreements.  Depending on market liquidity at the time, sales of shares we issue to Lincoln Park may cause the trading price of our common stock to decline. As part of the August 2013 securities offering, we agreed not to sell shares pursuant to our purchase agreements with Lincoln Park for a period of 90 days following such offering (or until November 5, 2013).  Following November 5, 2013, we may sell shares of our common stock to Lincoln Park under the purchase agreements.

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

Our shareholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our charter allows us to issue up to 100,000,000 shares of our common stock and to issue and designate the rights of, without shareholder approval, up to 10,000,000 shares of preferred stock. In connection with the July 25, 2012 convertible note financing, 80,000 shares of preferred stock were designated as non-voting Series A convertible preferred stock. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our shareholders could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.  The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors.

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

For example, on July 25, 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. The notes mature on July 25, 2014 and accrue interest at the rate of 12% per annum, compounded annually, payable in either cash or registered shares of common stock.  The notes are secured by substantially all of our tangible and intangible assets, and $500,000 of the proceeds from the note offering is being held in a controlled account as part of the security interest granted to the noteholders.  This amount was previously $1 million; however, in January 2013 we issued the noteholders five-year warrants to acquire an aggregate of 187,500 shares of our common stock at an exercise price of $1.21 per share in exchange for the reduction of such amount.  The notes are convertible into a new class of non-voting Series A convertible preferred stock at a conversion price of $100.00, subject to certain limitations and adjustments.  The Series A convertible preferred stock accrues cumulative dividends at the rate of 8% per annum, payable in either cash or registered shares of common stock, and carries a $100.00 per share liquidation preference. The Series A convertible preferred stock is convertible into common stock at a conversion price of $3.1225, subject to certain limitations and adjustments.  As a result of antidilution adjustments since the closing of the July 2012 financing: (i) up to 1,020,007 shares of common stock are issuable if all the outstanding principal balance as of the date hereof of $3,185,000 of 12% convertible secured promissory notes is converted to Series A convertible preferred stock and such stock is then converted into shares of common stock; and (ii) the warrants issued to the purchasers of the convertible secured promissory notes are exercisable at an adjusted exercise price of $2.56 per share for an aggregate of 1,436,121 shares of common stock.  As of August 13, 2013, secured promissory notes with an aggregate principal amount of $900,000 have been converted into shares of Series A convertible preferred stock which, in turn, have been converted into an aggregate of 288,229 shares of our common stock.

Our management has significant flexibility in using our current available cash.

In addition to general corporate purposes (including working capital and operational purposes), we intend to use our current available cash, as well as the net proceeds from the sale of any common stock that we may sell to Lincoln Park under our purchase agreements from time to time, including the $5 million proceeds received from Merck in February 2013 and the net proceeds from our February 2013 and August 2013 securities offerings to continue our ongoing Phase IIb clinical study of Tcelna in SPMS.

The Phase IIb clinical study in North America of Tcelna is expected to complete enrollment of 180 patients by late 2013 or early 2014, with the resulting top-line data expected to be available in the first half of 2016. During the first quarter of 2013, the pace of on-boarding clinical sites for the Abili-T clinical study was tempered pending the completion of our negotiations with Merck for the Option as well as financial considerations.  Upon receipt of the upfront payment of $5 million for granting the Option, we were able to refocus on execution of the Abili-T clinical trial, including enrollment.  The future costs of the study, which have been impacted by a slowed rate of enrollment prior to receipt of the upfront payment of $5 million for granting the Option, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data, are estimated as of June 30, 2013 to be between $30-$32 million.  We used the $650,000 gross proceeds from the January 2013 private offering of convertible unsecured promissory notes and warrants as bridge financing to continue our Phase IIb clinical study while continuing discussions with Merck regarding the February 2013 Option and License Agreement.  We repaid the principal balance of the January 2013 notes with $550,000 in cash and $100,000 was converted into 77,034 shares of common stock.  Our existing resources, inclusive of the $16.2 million in net proceeds from the sale of shares of our common stock in August 2013, are not adequate to permit us to complete our ongoing Phase IIb clinical study of Tcelna in SPMS.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

Depending on future developments and circumstances, we may use some of our available cash for other purposes.  Notwithstanding our intention to use our available cash for further clinical studies of Tcelna, our management will have significant flexibility in using our available cash.  The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts.  Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

Item 6.  Exhibits.

Exhibit	Description
No.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*@	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.
__________________

*	Filed herewith.
@	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: August 14, 2013	By:	/s/ Neil K. Warma
Neil K. Warma
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*@
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.
@	In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed to be “furnished” and not “filed.”