Form 10-Q
period 2013-09-30
Opexa Therapeutics, Inc.
filed 2013-11-07
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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

As of November 5, 2013, there were 22,729,487 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2013	2012

Assets

Current assets:
Cash and cash equivalents	$20,172,485	$592,004
Other current assets	1,304,146	1,077,546
Total current assets	21,476,631	1,669,550

Property & equipment, net of accumulated depreciation
of $1,752,655 and $1,494,510, respectively	1,226,511	1,265,041
Restricted cash	-	1,000,000
Deferred financing costs, net of amortization
of $0 and $58,639, respectively	-	211,479
Other long-term assets	85,047	-

Total assets	$22,788,189	$4,146,070

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$914,317	$412,096
Accrued expenses	1,056,300	473,879
Deferred revenue	1,395,348	-
Total current liabilities	3,365,965	885,975

Long term liabilities:
Convertible promissory notes, net of discount
of $0 and $3,136,342, respectively	-	318,658
Convertible promissory notes-related party, net of discount
of $0 and $571,895, respectively	-	58,105
Deferred revenue	2,686,878	-
Total liabilities	6,052,843	1,262,738

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
22,729,487 and 6,249,369 shares issued and outstanding	227,295	62,494
Additional paid in capital	139,017,515	112,432,458
Deficit accumulated during the development stage	(122,509,464)	(109,611,620)
Total stockholders' equity	16,735,346	2,883,332
Total liabilities and stockholders' equity	$22,788,189	$4,146,070

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months	Inception
	Ended	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenue:
Option Revenue	$348,837	$-	$917,774	$-	$917,774

Research and development	2,494,463	1,455,938	6,338,859	4,504,243	82,836,210
General and administrative	626,668	532,474	2,479,708	1,878,236	32,597,324
Depreciation and amortization	90,935	81,514	258,144	225,365	1,908,302
Loss on disposal of assets	-	-	-	-	513,345
Operating loss	(2,863,229)	(2,069,926)	(8,158,937)	(6,607,844)	(116,937,407)

Interest income	4,448	61	9,388	256	1,368,085
Other income, net	-	-	37,910	-	699,056
Loss on extinguishment of debt	(2,518,912)	-	(2,518,912)	-	(906,472)
Gain (loss) on derivative instruments	-	(136,889)	-	(136,889)	1,941,826
Gain on sale of technology	-	-	-	-	3,000,000
Interest expense	(346,239)	(151,029)	(2,267,293)	(152,002)	(11,674,552)
Net loss	$(5,723,932)	$(2,357,783)	$(12,897,844)	$(6,896,479)	$(122,509,464)

Basic and diluted loss per share	$(0.39)	$(0.40)	$(1.29)	$(1.20)	N/A

Weighted average shares outstanding	14,721,474	5,762,028	10,011,453	5,762,028	N/A

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2012	6,249,369	$62,494	$112,432,458	$(109,611,620)	$2,883,332
Conversion of convertible notes	2,079,960	20,799	4,254,254	—	4,275,053
Discount related to beneficial conversion feature	—	—	141,829	—	141,829
Discount on warrants attached to debt	—	—	195,969	—	195,969

Shares issued for:
cash, net of offering costs	14,275,952	142,760	20,879,509	—	21,022,269
commitment fees on Lincoln Park $1.5 million share purchase agreement	975	10	1,224	—	1,234
accrued interest	123,231	1,232	187,311	—	188,543
Warrant expense	—	—	219,553	—	219,553
Option expense	—	—	705,408	—	705,408
Net loss	—	—	—	(12,897,844)	(12,897,844)
Balances at September 30, 2013	22,729,487	$227,295	$139,017,515	$(122,509,464)	$16,735,346

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended		Inception
	September 30,		through
	2013	2012	Sept. 30, 2013
Cash flows from operating activities
Net loss	$(12,897,844)	$(6,896,479)	$(122,509,464)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	2,061,743
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due to warrants and beneficial conversion feature	1,613,354	34,600	8,470,084
Loss on extinguishment of debt	2,518,912	-	906,472
Depreciation	258,144	225,365	1,908,302
Amortization of debt financing costs	125,248	24,710	708,265
Option and warrant expense	924,961	542,766	17,190,894
(Gain) loss on derivative instruments	-	136,889	(1,941,826)
Loss on disposition of fixed assets	-	-	513,345
Changes in:
Other current assets	20,481	(1,025,807)	(1,132,572)
Accounts payable - third parties and related parties	216,938	(130,278)	56,287
Accrued expenses	745,999	(219,372)	1,351,237
Deferred revenue	4,082,226	-	4,082,226
Other assets	(85,047)	-	(85,047)
Net cash used in operating activities	(2,476,628)	(7,307,606)	(61,911,955)

Cash flows from investing activities
Purchase of property & equipment	(214,197)	(512,048)	(2,436,396)
Restricted cash	1,000,000	(1,000,000)	-
Net cash provided by (used in) investing activities	785,803	(1,512,048)	(2,436,396)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	21,319,153	-	70,772,950
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	-	1,248,588
Proceeds from third party debt	550,000	3,455,000	13,288,184
Proceeds from related party debt	100,000	630,000	730,000
Deferred financing and offering costs	(147,847)	(136,943)	(657,339)
Repayment on related party notes payable	(100,000)	-	(100,000)
Repayments on notes payable	(450,000)	-	(761,222)
Net cash provided by financing activities	21,271,306	3,948,057	84,520,836

Net change in cash and cash equivalents	19,580,481	(4,871,597)	20,172,485
Cash and cash equivalents at beginning of period	592,004	7,109,215	-
Cash and cash equivalents at end of period	$20,172,485	$2,237,618	$20,172,485

Cash paid for:
Income tax	$-	$-	$-
Interest	19,638	1,460	174,747

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	188,543	-	977,830
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable and accrued interest to common stock	4,275,053	-	11,985,033
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:
Warrants	195,969	2,314,635	6,170,341
Beneficial conversion feature	141,829	1,497,634	3,444,982
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	2,349,266
Unpaid additions to property and equipment	5,417	11,730	5,417
Amortization of deferred offering costs to paid-in capital	-	-	47,339
Shares issued as deferred offering costs	1,234	-	150,365
Unpaid offering costs	296,884	170,831	296,884

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

At September 30, 2013, Opexa invested approximately $19.1 million in a savings account.  For the nine months ended September 30, 2013, the savings account recognized an average market yield of 0.19%.  Interest income of $9,388 was recognized for the nine months ended September 30, 2013 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at September 30, 2013 and December 31, 2012:

Description	September 30, 2013	December 31, 2012
Supplies inventory	$803,371	$604,179
Deferred offering costs	326,630	341,166
Prepaid expenses	174,145	132,201
	$1,304,146	$1,077,546

Supplies inventory at September 30, 2013 and December 31, 2012 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the course of the clinical study.

Deferred offering costs at September 30, 2013 and December 31, 2012 include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in September 2012 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of September 30, 2013, the remaining costs of $88,446 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at September 30, 2013 also include costs incurred from third parties in connection with the implementation of a $1.5 million purchase agreement and a $15 million purchase agreement (collectively, the “purchase agreements”) in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) an aggregate of up to $16.5 million in shares of its common stock, subject to certain conditions and limitations.  As of September 30, 2013, the remaining costs of $238,184 in connection with the implementation of the purchase agreements remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the purchase agreements, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Prepaid expenses at September 30, 2013 include the current portion of legal costs of $44,070 incurred from third parties in conjunction with the Merck Agreement (see Note 6).

Note 4.  Restricted Cash

Pursuant to the July 2012 Note financing, $1.0 million of the gross proceeds were initially required to be maintained in a segregated account and subject to a deposit control agreement while the July 2012 Notes were outstanding.  Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013.  In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock (see Note 10).

Opexa entered into an Omnibus Amendment to All Outstanding 12% Convertible Secured Promissory Notes of Opexa Therapeutics, Inc. and Associated Registration Rights Agreement (the “July 2012 Note Amendment”) on September 23, 2013 with certain holders of its July 2012 Notes with respect to certain terms relating to conversion of the July 2012 Notes (see Note 7).  Pursuant to the July 2012 Note Amendment and the Company’s subsequent conversion of all outstanding July 2012 Notes into shares of common stock on September 24, 2013 (see Note 7), the deposit control agreement was effectively terminated and the remaining $500,000 balance in the controlled account is reported as cash and cash equivalents on the consolidated balance sheets.

Note 5.  Deferred Financing Costs

Deferred financing costs consisted of costs incurred from third parties in conjunction with the July 2012 Notes.  The costs in connection with the debt financing were capitalized and are amortized to interest expense over the term of the related debt. In connection with the September 24, 2013 conversion of the July 2012 Notes, the balance of the unamortized deferred financing costs of $86,231 was charged to loss on debt extinguishment. During the nine months ended September 30, 2013, Opexa amortized $125,248 of deferred financing costs as interest expense.

Note 6.  Other Assets

Other long-term assets at September 30, 2013 consist of legal costs incurred from third parties in conjunction with the Merck Agreement.  These costs were capitalized and are amortized to general and administrative expenses on the consolidated statements of operations in conjunction with the recognition of revenue on a straight-line basis over the exclusive option period based on the term of the Phase IIb clinical trial in SPMS. During the nine months ended September 30, 2013, Opexa amortized $28,799 of legal costs to general and administrative expenses on the consolidated statements of operations.  Opexa included the current portion of the legal costs of $44,070 in other current assets on the consolidated balance sheets and the long term portion of the legal costs of $85,047 in other long-term assets on the consolidated balance sheets as of September 30, 2013.

Note 7.  Convertible Promissory Notes

On January 23, 2013, Opexa closed a private offering consisting of convertible notes (the “January 2013 Notes”) and warrants to purchase shares of common stock for gross proceeds of $650,000 of which $100,000 was from a related party (see Note 8).  The January 2013 Notes were scheduled to mature on January 23, 2014 and accrued interest at the rate of 12% per annum, compounded annually.  The January 2013 Notes were convertible into common stock at the option of the investors at a price of $1.30 per share, subject to certain limitations.  The principal balance plus accrued interest was payable within five business days of the receipt by Opexa of an aggregate of at least $7.5 million in proceeds from the sale of its equity securities and/or as payments from one or more partners or potential partners in return for granting a license, other rights, or an option to license or otherwise acquire rights with respect to Tcelna.

The January 2013 Notes were analyzed at issuance for a beneficial conversion feature and Opexa concluded that a beneficial conversion feature existed. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $141,829 of which $21,820 was attributable to the related party.  Opexa also analyzed the Notes for derivative accounting consideration and determined that derivative accounting does not apply.

In connection with the issuance of the January 2013 Notes, Opexa also issued Series J warrants to purchase an aggregate of 243,750 shares of Opexa’s common stock (see Note 10), subject to certain limitations and adjustments.  The relative fair value of the warrant liability of $195,969, together with the beneficial conversion feature of $141,829, were recognized as a debt discount and were amortized to interest expense in the consolidated statements of expenses over the term of the January 2013 Notes using the effective interest method.

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

During the nine months ended September 30, 2013, the debt discount of $337,798 in connection with the January 2013 Notes was fully amortized to interest expense.

In February 2013, three of the third party holders of the July 2012 Notes elected to convert their principal amounts of $900,000 into shares of the Company’s Series A convertible preferred stock with further immediate conversion into 288,229 shares of the Company’s common stock.

On September 23, 2013, the Company entered into the July 2012 Note Amendment with certain holders of its July 2012 Notes with respect to certain terms relating to conversion of the July 2012 Notes.  Pursuant to the July 2012 Note Amendment, all outstanding Notes were amended such that, in addition to the existing conversion arrangements, the Notes became convertible at the Company’s election directly into shares of common stock (rather than any intermediate conversion to shares of Series A convertible preferred stock), at a conversion price of not less than $1.50 nor more than $2.25, based on the most recent closing market price of the Company’s common stock on the NASDAQ Stock Market at the time of the Company’s election to convert the Notes plus any accrued but unpaid interest through the conversion date  into shares of common stock.  Notes in the aggregate principal amount of $3,185,000 were outstanding at the time of the July 2012 Note Amendment.

On September 24, 2013, the Company converted the principal amount of the July 2012 Notes and unpaid interest totaling $3,275,053 into an aggregate of 1,714,697 shares of common stock at a conversion price of $1.91, which was the most recent closing market price of the Company’s common stock on the NASDAQ Stock Market when the Company effected such conversion. The Company determined that the conversion of the July 2012 Notes qualifies as a debt extinguishment since the Notes were converted based on the amended conversion price.  Consequently, the Company recorded a loss on extinguishment of debt of $2,518,912, which represents the difference in the fair value of the shares issued of $3,275,053 and the carrying amount of the Notes (including accrued interest of $98,053) of $756,141 at the date of conversion. The carrying amount of the Notes is net of the unamortized discount and deferred financing costs at the date of conversion amounting to $2,432,681 and $86,231, respectively.

The following table provides a summary of the changes in convertible debt – third parties, net of unamortized discount, during the nine months ended September 30, 2013:

Balance at December 31, 2012	$318,658
January 2013 Notes, face value	550,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(120,009)
Discount on fair value of Series J warrant liability at issuance	(165,820)
Repayment of January 23, 2013 Notes	(450,000)
Conversion of January 23, 2013 Notes into common stock	(100,000)
Conversion of July 25, 2012 Notes into common stock	(900,000)
Conversion of July 25, 2012 Notes into common stock	(2,555,000)
Unamortized discount closed to loss on debt extinguishment	1,949,003
Amortization of debt discount to interest expense through September 30, 2013	1,473,168

Balance at September 30, 2013	$-

Note 8.  Related Party Transactions

Investors in the January 2013 Note offering included one member of Opexa’s Board of Directors who was issued a Note with a principal amount of $100,000 (see Note 7).

Investors in the July 2012 Notes included two members of Opexa’s Board of Directors and an entity for which a third director reports beneficial ownership of Opexa securities, and Notes in the aggregate principal amount of $630,000 held by these directors and entity were outstanding at the time of the July 2012 Note Amendment (see Note 7).  On September 24, 2013, such post-modification Notes in an aggregate of $647,605 in principal amount and unpaid interest were converted into an aggregate of 339,170 shares of common stock at a conversion price of $1.91, which was the most recent closing market price of the Company’s common stock on the NASDAQ Stock Market when the Company effected such conversion.

The following table provides a summary of the changes in convertible debt – related parties, net of unamortized discount, during the nine months ended September 30, 2013:

Balance at December 31, 2012	$58,105
January 2013 Notes, face value	100,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(21,820)
Discount on fair value of Series J warrant liability at issuance	(30,149)
Repayment of January 23, 2013 Notes	(100,000)
Conversion of July 25, 2012 Notes into common stock	(630,000)
Unamortized debt discount closed to loss on debt extinguishment	483,678
Amortization of debt discount to interest expense through September 30, 2013	140,186

Balance at September 30, 2013	$-

Note 9.  Equity

For the nine months ended September 30, 2013, equity related transactions were as follows:

●	In January 2013, 125,000 shares of common stock were sold and 975 additional commitment shares were issued to Lincoln Park under the $1.5 million purchase agreement for net proceeds of $142,400.

●	In February 2013, 365,263 shares of common stock were issued in connection with the conversion of the January 2013 Notes and certain July 2012 Notes (see Note 7).

●	In February 2013, Opexa sold an aggregate of 167,618 shares of common stock under the ATM Agreement for gross proceeds of $536,417.

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

●	On July 1, 2013, Opexa issued 123,231 shares of common stock to the Noteholders of the July 2012 Notes as payment of accrued interest through June 30, 2013.

●	On August 13, 2013, Opexa sold 12,000,000 shares of common stock in an underwritten public offering at a price of $1.50 per share for gross proceeds of $18,000,000.

●
In September 2013, exercise of the over-allotment option granted to the underwriters of the August 2013 underwritten public offering resulted in the issuance of an additional 900,000 shares of common stock at a price of $1.50 per share for gross proceeds of $1,350,000.

●	On September 24, 2013, 1,714,697 shares of common stock were issued in connection with the conversion of the remaining outstanding July 2012 Notes (see Note 7).

For the nine months ended September 30, 2013, $2,256,549 was netted against additional paid in capital as stock offering costs.

Note 10.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 625,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of September 30, 2013, options to purchase an aggregate of 1,094,854 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the nine months ended September 30, 2013, Opexa recognized option expense of $705,408. Unamortized stock compensation expense as of September 30, 2013 amounted to $970,912.

Stock Option Activity

         A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2013	824,620	$5.54
Granted	342,572	1.96
Exercised	-	-
Forfeited and canceled	(72,338)	5.19

Outstanding at September 30, 2013	1,094,854	$4.45	7.7	$184,740

Exercisable at September 30, 2013	599,188	$5.78	6.6	$109,111

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

During the nine months ended September 30, 2013, an option to purchase an aggregate of 125,000 shares was granted to an employee at an exercise price of $2.34. This option has a term of ten years and has a vesting schedule of three years. Fair value of $285,226 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the option issued to an employee during the nine months ended September 30, 2013 include (1) discount rate of 1.87%, (2) expected term of 5.25 years, (3) expected volatility of 194% and (4) zero expected dividends.

During the nine months ended September 30, 2013, options to purchase an aggregate of 129,000 shares were granted to employees at exercise prices ranging from $1.45 to $1.75. These options have terms of ten years and have vesting schedules of three years. Fair value of $218,348 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to employees during the nine months ended September 30, 2013 include (1) discount rate range of 1.73% to 2.78%, (2) expected term of 5.25 years, (3) expected volatility of 201% to 204% and (4) zero expected dividends.

During the nine months ended September 30, 2013, options to purchase an aggregate of 88,572 shares were granted to non-employee directors at an exercise price of $1.75. These options have terms of ten years with 50% of the options issued vesting immediately and the remaining 50% of the options issued having vesting schedules of eight months to one year. Fair value of $151,867 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for the options issued to non-employee directors during the nine months ended September 30, 2013 include (1) discount rate of 1.73%, (2) expected term of 5.25 years, (3) expected volatility of 201% and (4) zero expected dividends.

During the nine months ended September 30, 2013, options to purchase 72,338 shares were forfeited and cancelled.

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2013 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2013	3,579,087	$5.64
Granted	972,918	2.21
Exercised	-	-
Forfeited and canceled	(1,482,892)	6.54

Outstanding at September 30, 2013	3,069,113	$4.12	3.4	$415,313

Exercisable at September 30, 2013	3,069,113	$4.12	3.4	$415,313

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

Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the original amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013.  In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock.  The warrants have an exercise price of $1.21 per share and a five-year term.  The estimated fair value of the warrants was $219,553 and was calculated using the Black-Scholes valuation model.  The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.90%, (3) expected volatility of 191% and (4) expected life of five years.  Opexa can redeem the warrants at $0.01 per underlying share of common stock if the common stock closes at or above $10.00 per share for 20 consecutive trading days.  The fair value of the warrants was recognized as additional interest expense during the nine months ended September 30, 2013.

In connection with the February 2013 registered offering (See Note 9), Opexa issued warrants to the investors on February 11, 2013 to purchase an aggregate of 541,668 shares of common stock at an exercise price of $3.00 per share. These warrants have a term of four years and were immediately exercisable.

During the nine months ended September 30, 2013, warrants to purchase 1,482,892 shares were forfeited and cancelled.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2013.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report, other than statements of historical fact, constitute "forward-looking statements." The words "expects," "believes," "anticipates," "estimates," “enables,” "may," "could," "intends," and similar expressions are intended to identify forward-looking statements. Forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, and the financing and development of the Company's product candidate, Tcelna® (imilecleucel-T), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, risks discussed in “Risk Factors,” as well as, without limitation, risks associated with: market conditions; our capital position; our ability to compete with larger, better financed pharmaceutical and biotechnology companies; new approaches to the treatment of our targeted diseases; our expectation of incurring continued losses; our uncertainty of developing a marketable product; our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna), including in this regard our ability to satisfy various conditions required to access the financing potentially available under the purchase agreements with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (such as the minimum closing price for our common stock and the requirement for an ongoing trading market for our stock); our ability to raise additional capital through the sale of shares of our common stock under the purchase agreements with Lincoln Park or under our at-the-market (ATM) facility; our ability to maintain compliance with NASDAQ listing standards; the success of our clinical trials (including the Phase IIb trial for Tcelna in secondary progressive MS which, depending upon results, may determine whether Ares Trading SA (“Merck”) elects to exercise its option for an exclusive license to Tcelna for the treatment of MS (the “Option”)); whether Merck exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck pursuant to the Option; our dependence (if Merck exercises its Option) on the resources and abilities of Merck for the further development of Tcelna; the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS; our ability to develop and commercialize products; our ability to obtain required regulatory approvals; our compliance with all Food and Drug Administration regulations; our ability to obtain, maintain and protect intellectual property rights (including for Tcelna); the risk of litigation regarding our intellectual property rights or the rights of third parties; the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer; our limited manufacturing capabilities; our dependence on third-party manufacturers; our ability to hire and retain skilled personnel; our volatile stock price; and other risks detailed in our filings with the SEC. These forward-looking statements speak only as of the date made. We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC.

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

Abili-T Trial: Phase IIb Clinical Study in Patients with SPMS

In September 2012, we announced the initiation of a Phase IIb clinical trial of Tcelna in patients with SPMS.  The trial is entitled: A Phase II Double-Blind, Placebo Controlled Multi-Center Study to Evaluate the Efficacy and Safety of Tcelna in Subjects with Secondary Progressive Multiple Sclerosis and has been named the “Abili-T” trial. The Abili-T trial is a double-blind, 1:1 randomized, placebo-controlled study in SPMS patients who demonstrate evidence of disease progression with or without associated relapses. The trial is expected to enroll 180 patients who have Expanded Disability Status Scale (EDSS) scores between 3.0 and 6.0 at approximately 33 leading clinical sites in the U.S. and Canada.  According to the study protocol, patients will receive two annual courses of Tcelna treatment consisting of five subcutaneous injections per year at weeks 0, 4, 8, 12 and 24.

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

As of November 6, 2013, the Abili-T clinical trial has randomized 100 patients. A scheduled Data Safety Monitoring Board meeting took place during the week of October 21, 2013, and a recommendation was made to continue the study.  The Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients in early 2014, with the resulting top-line data expected to be available in mid-2016.  The future costs of the study, which are impacted by the addition of a few clinical trial sites and a slower than expected initial pace of enrollment, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data are estimated as of September 30, 2013 to be between $30 to $31 million.

Our existing resources are not adequate to permit us to complete such study. In August and September 2013, we raised gross proceeds of $19.35 million through an underwritten offering of 12.9 million shares of our common stock. The net proceeds from such offering were approximately $17.4 million, after deducting underwriting discounts and commissions and estimated offering expenses.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial. We believe that with the proceeds from this public offering, as well as the conversion into common stock of the remaining July 2012 convertible secured promissory notes in an aggregate principal amount of $3.185 million originally payable on July 25, 2014, we have sufficient liquidity to support our clinical trial activities into the first quarter of 2015.  Given our need for substantial amounts of capital to continue the Abili-T clinical study in North America of Tcelna in SPMS, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financings, that will be necessary to complete the Abili-T study and to support our operations during the pendency of such study.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

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

Extinguishment of Debt.  On September 23, 2013, we entered into an Omnibus Amendment to All Outstanding 12% Convertible Secured Promissory Notes of Opexa Therapeutics, Inc. and Associated Registration Rights Agreement (the “July 2012 Note Amendment”) with certain holders of our July 2012 Notes with respect to certain terms relating to conversion of the July 2012 Notes (see Note 7).  We evaluated the July 2012 Note Amendment and determined that a substantial modification of terms existed because the Notes were converted based on the amended conversion price. In accordance with FASB ASC 470-50, Debt: Modifications and Extinguishments, we recognized a loss on extinguishment of debt in connection with the substantial modification of terms pursuant to the July 2012 Note Amendment.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2013 with the Three Months Ended September 30, 2012

Revenue.  Revenue of $348,837 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement was recognized for the three months ended September 30, 2013. No revenues were recognized during the three months ended September 30, 2012.

Research and Development Expenses. Research and development expenses were $2,494,463 for the three months ended September 30, 2013, compared with $1,455,938 for the three months ended September 30, 2012. The increase in expenses is primarily due to an increase in the costs in connection with the initiation of clinical sites and the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, an increase in the number of employees to support the ongoing clinical trial and increases in legal and registration costs in connection with our patent portfolio, and was partially offset by costs associated with the training and qualification activities preceding the commencement of the clinical trial in September 2012.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2013 were $626,668, compared with $532,474 for the three months ended September 30, 2012. The increase in expense is due to a modest increase in employees to support the ongoing clinical trial and increases in legal and stock compensation expenses, and was partially offset by a decrease in other professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2013 were $90,935, compared with $81,514 for the three months ended September 30, 2012. The increase in expense is due to increases in depreciation for laboratory and manufacturing equipment acquired during 2013 and leasehold improvements during 2013 to support increased development activities.

Interest Expense.  Interest expense was $346,239 for the three months ended September 30, 2013, compared to $151,029 for the three months ended September 30, 2012. The increase in interest expense was primarily related to the amortized debt discount and interest on the July 2012 Notes for the three months through the conversion date of September 24, 2013 and the amortization of the financing fees over the term of the Notes for the three months through the conversion date of September 24, 2013.  Interest expense for the three months ended September 30, 2012 related to the amortized debt discount and interest on the July 2012 Notes and the amortization of the financing fees over the term of the notes during the three months ended September 30, 2012.

Interest Income.  Interest income was $4,448 for the three months ended September 30, 2013, compared to $61 for the three months ended September 30, 2012.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $2,518,912 for the three months ended September 30, 2013.  The loss on extinguishment of debt for the three months ended September 30, 2013 was related to the conversion of the remaining July 2012 convertible secured promissory notes on September 24, 2013 at the amended conversion price.  We recorded no loss on extinguishment of debt for the three months ended September 30, 2012.

Net loss. We had a net loss for the three months ended September 30, 2013 of approximately $5.7 million, or $0.39 loss per share (basic and diluted), compared with a net loss of approximately $2.4 million or $0.40 loss per share (basic and diluted) for the three months ended September 30, 2012. The increased net loss is primarily related to increases in the initiation of clinical sites and the increasing enrollment of patients for the clinical study of Tcelna in SPMS, the procurement and use of supplies for product manufacturing and development, addition to staff and associated compensation costs, higher legal and depreciation expenses and the recognition of a loss on extinguishment of debt of approximately $2.5 million, but was partially offset by an increase in revenue and decreases in professional fees and interest expense.

Comparison of the Nine Months Ended September 30, 2013 with the Nine Months Ended September 30, 2012

Revenue.  Revenue of $917,774 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement was recognized for the nine months ended September 30, 2013.  No revenues were recognized during the nine months ended September 30, 2012.

Research and Development Expenses.  Research and development expenses were $6,338,859 for the nine months ended September 30, 2013, compared with $4,504,243 for the nine months ended September 30, 2012.  The increase in expenses is primarily due to an increase in the costs in connection with the initiation of clinical sites and the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, an increase in the number of employees to support the ongoing clinical trial and increases in legal and registration costs in connection with our patent portfolio, and was partially offset by a decrease in costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2013 were $2,479,708, compared with $1,878,236 for the nine months ended September 30, 2012. The increase in expense is due to a modest increase in employees to support the ongoing clinical trial and increases in business development activities and stock compensation expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2013 were $258,144, compared with $225,365 for the nine months ended September 30, 2012. The increase in expense is due to increases in depreciation for laboratory and manufacturing equipment acquired during 2012 and 2013, leasehold improvements during 2013 and software obtained during 2012 to support increased development activities.

Interest Expense.  Interest expense was $2,267,293 for the nine months ended September 30, 2013, compared to $152,002 for the nine months ended September 30, 2012.  The increase in interest expense was primarily related to the amortized debt discount and interest on both the July 2012 convertible secured promissory notes and the January 2013 convertible promissory notes and the amortization of the financing fees over the term of the notes.  Interest expense for the nine months ended September 30, 2012 related to the amortized debt discount and interest on the July 2012 convertible secured promissory notes were only for the three month period ended September 30, 2012.

Interest Income.  Interest income was $9,388 for the nine months ended September 30, 2013, compared to $256 for the nine months ended September 30, 2012.

Other Income.  Other income was $37,910 for the nine months ended September 30, 2013. Other income for the nine months ended September 30, 2013 was related to the extinguishment of membership interests in the mutual insurance company that we participated in for our product liability insurance through January 1, 2013. We recorded no other income for the nine months ended September 30, 2012.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $2,518,912 for the nine months ended September 30, 2013.  The loss on extinguishment of debt for the nine months ended September 30, 2013 was related to the conversion of the remaining July 2012 convertible secured promissory notes on September 24, 2013 at the amended conversion price.  We recorded no loss on extinguishment of debt for the nine months ended September 30, 2012.

Net loss. We had a net loss for the nine months ended September 30, 2013 of approximately $12.9 million, or $1.29 loss per share (basic and diluted), compared with a net loss of approximately $6.9 million, or $1.20 loss per share (basic and diluted), for the nine months ended September 30, 2012. The increased net loss is primarily related to increases in business development activities, the engagement of clinical sites along with the increasing enrollment of patients for the clinical study of Tcelna in SPMS, the procurement and use of supplies for product manufacturing and development, the hiring of key employees to support the ongoing clinical trial, legal and registration costs in connection with our patent portfolio, stock compensation expense, depreciation and interest expenses and the recognition of a loss on extinguishment of debt of approximately $2.5 million, but was partially offset by an increase in revenue and a decrease in professional fees and costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of September 30, 2013, we had cash and cash equivalents of $20,172,485.

During January 2013, we closed a private offering consisting of convertible notes and Series J warrants to purchase common stock which generated $650,000 in gross proceeds, of which we repaid $550,000 and converted $100,000 to 77,034 shares of our common stock during February 2013.

Also during January 2013, we sold 125,000 shares of our common stock to Lincoln Park for gross proceeds of $142,400 under a $1.5 million purchase agreement entered into in November 2012.  We also entered into a $15 million purchase agreement and registration rights agreement with Lincoln Park in November 2012.  Pursuant to these agreements, we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations.  Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of November 5, 2013, we have sold 390,000 shares to Lincoln Park under the $1.5 million purchase agreement for gross proceeds of $523,709, and we have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us.

Pursuant to a waiver executed in February 2013 by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 convertible promissory notes and accepted by Opexa, the original amount of the cash subject to the deposit control agreement was reduced from $1 million to $500,000.  Pursuant to the July 2012 Note Amendment and our subsequent conversion of the remaining outstanding July 2012 Notes into an aggregate of 1,714,697 shares of common stock on September 24, 2013, the deposit control agreement was effectively terminated and the remaining amount of the cash subject to the deposit control agreement was reduced to $0.

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

Also during February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417, pursuant to a sales agreement entered into with Brinson Patrick Securities Corporation in September 2012 in connection with the implementation of an “at-the-market” offering program.  Pursuant to the sales agreement, we may sell shares of our common stock directly into the open market from time to time depending upon market demand, through our sales agent, in transactions deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to 1,000,000 shares of our common stock for potential sale under this program.  As of November 5, 2013, 167,618 shares had been sold and 832,382 shares remain available for future sale under the ATM facility.

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

During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the sale of 900,000 shares of our common stock for gross proceeds of $1.4 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

Our cash burn rate during the nine months ended September 30, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $880,000 per month. The cash burn rate for the nine months ended September 2013 was lower than initial expectations as certain clinical development expenditures that were projected to be made during the nine months ended September 2013 were deferred, but are expected to be made during the balance of 2013 as well as in 2014.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013 as well as in 2014.  We estimate our projected burn rate during the remainder of 2013 to average $1.4 million per month as certain expenses projected for the third quarter have shifted to the fourth quarter of 2013.  We believe that with the proceeds from the August 2013 offering and the related over-allotment option exercise, as well as the conversion into common stock of the remaining July 2012 Notes in an aggregate principal amount of $3.185 million originally payable on July 25, 2014, we have sufficient liquidity to support our clinical trial activities into the first quarter of 2015.

 We currently intend to continue to use our available cash to fund general corporate purposes (including working capital, business development and operational purposes) and continue the ongoing Abili-T clinical study of Tcelna in SPMS. The Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients in early 2014, with resulting top-line data expected to be available in mid-2016.  The future costs of the study, which are impacted by the addition of a few clinical trial sites and a slower than expected initial pace of enrollment, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data are estimated as of September 30, 2013 to be between $30 to $31 million.  Our existing resources are not adequate to permit us to complete such study.  We will need to secure significant additional capital to continue and complete the trial and support our operations during the pendency of the trial.  If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate our current ongoing clinical trial for Tcelna, which may require us to modify our current business plan and curtail various aspects of our operations, as well as implement significant cost-reduction measures or potentially cease operations.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine months ended September 30, 2013, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

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

As of September 30, 2013, we had cash and cash equivalents of $20,172,485.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. These convertible secured notes were converted into equity and an aggregate of 2,002,926 shares of common stock were issued.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” program, for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments, if any.  During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

Our cash burn rate during the nine months ended September 30, 2013, inclusive of the cost of our ongoing Abili-T clinical study, was approximately $880,000 per month. The cash burn rate in the second quarter of 2013 was lower than initial expectations as certain clinical development expenditures that were projected to be made during the nine months ended September 2013 were deferred, but are expected to be made during the balance of 2013 as well as in 2014. Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly cash burn during the balance of 2013 as well as in 2014.  We estimate our projected burn rate during the remainder of 2013 to average $1.4 million per month as certain expenses projected for the third quarter have shifted to the fourth quarter of 2013.  With the proceeds of our August 2013 offering and the related over-allotment option, as well as the conversion into common stock of the remaining July 2012 Notes in an aggregate principal amount of $3.185 million originally payable on July 25, 2014, we believe we have sufficient liquidity to support our clinical trial activities into the first quarter of 2015.  However, the Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients in early 2014, with resulting top-line data expected to be available in mid-2016.  The future costs of the study, which are impacted by the addition of a few clinical trial sites and a slower than expected initial pace of enrollment, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data are estimated as of September 30, 2013 to be between $30 to $31 million.  Our existing resources are not adequate to permit us to complete such study.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

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

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. In addition, clinical trials may take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects.  Our ongoing Abili-T clinical study in North America of Tcelna is expected to complete enrollment of 180 patients in early 2014, with resulting top-line data expected to be available in mid-2016. The future costs of the study, which are impacted by the addition of a few clinical trial sites and a slower than expected initial pace of enrollment, as well as the ongoing expenses of our operations through the expected completion date of the study and release of top-line data are estimated as of September 30, 2013 to be between $30 to $31 million.  These estimated costs are partially a function of the pace of clinical trial enrollment, and should enrollment timelines get delayed beyond our current expectation, the estimated costs are likely to increase due to the additional operational expenses. Similarly, should additional patients be enrolled in the trial, the costs are likely to increase.

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

We may also incur discretionary expenses related to Phase III development, manufacturing scale-up/automation and technology transfer, research on additional indications and business development activities.  There is no assurance that any such future expenses would be recovered by us.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  We estimate that the Phase IIb clinical trial in North America of our lead product candidate, Tcelna, in SPMS will complete enrollment in early 2014, with the resulting top-line data expected to be available in mid-2016.  In addition, we anticipate that a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS.  Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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

Any acquisitions that we make could disrupt our business and harm our financial condition

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies on a global geographic footprint.  We may also consider joint ventures, licensing and other collaborative projects.  We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies.  Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations.  We do not have any experience with acquiring companies, or with acquiring products outside of the United States.  Any cash acquisition we pursue would potentially divert the cash we have on our balance sheet from our present clinical development programs. Any stock acquisitions would dilute our shareholders’ ownership.  While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present commitments or agreements with respect to any acquisitions or collaborative projects.

Risks Related to Doing Business Internationally

We plan to do business internationally, which may prove to be difficult and fraught with economic, regulatory and political issues.  We may acquire or in-license foreign companies or technologies or commercialize our T-cell or stem cell platform in countries where the business, economic and political climates are very different from those of the United States.  We may not be aware of some of these issues and it may be difficult for a U.S. company to overcome these issues and ultimately become profitable.  Certain foreign countries may favor businesses that are owned by nationals of those countries as opposed to foreign-owned business operating locally.  As a small company, we may not have the resources to engage in the negotiation and time-consuming work needed to overcome some of these potential issues.

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

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity requirement of $2.5 million and bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market.  Our stockholders’ equity of $1,341,611 as of June 30, 2013 was below the minimum stockholders’ equity of $2.5 million required by NASDAQ to maintain compliance. However, on August 13, 2013, we raised gross proceeds of $18 million through the sale of shares of our common stock in an underwritten public offering, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses, and the proceeds of such sale of shares of our common stock enabled us to attain the required level of stockholders’ equity to maintain compliance. While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the stockholder’s equity standard in the future.

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

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 were converted into shares of Series A convertible preferred stock which, in turn, were converted into an aggregate of 288,229 shares of common stock.  The remaining notes were converted into an aggregate of 1,714,697 shares of common stock at $1.91 per share on September 24, 2013.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares. In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share and the remaining $550,000 of principal amount plus accrued interest was repaid.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share. Pursuant to a Sales Agreement executed on September 6, 2012, we have registered for sale up to 1,000,000 shares of common stock through Brinson Patrick Securities Corporation acting as sales agent in an “at-the-market” program. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to such at-the-market program for gross proceeds of $536,417. On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3,250,002. On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and estimated offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments, if any. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and estimated offering expesnes. There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

Sales of a substantial number of additional shares of our common stock in the public market could cause the market price of our common stock to decline.  An aggregate of 22,729,487 shares of common stock were outstanding as of October 15, 2013.  As of such date, another (i) 1,094,854 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,069,113 shares of common stock were issuable upon the exercise of outstanding warrants.

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

In addition to general corporate purposes (including working capital and operational purposes), we intend to use our current available cash, as well as the net proceeds from the sale of any common stock that we may sell to Lincoln Park under our purchase agreements from time to time and the net proceeds from our August 2013 securities offering to continue our ongoing Phase IIb clinical study of Tcelna in SPMS.

The Phase IIb clinical study in North America of Tcelna is expected to complete enrollment of 180 patients in early 2014, with the resulting top-line data expected to be available in mid-2016.  The future costs of the study, which are impacted by the addition of a few clinical trial sites and a slower than expected initial pace of enrollment, as well as the ongoing expenses of our operations through the expected completion date of the study and release or top-line data are estimated as of September 30, 2013 to be between $30 to $31 million.  Our existing resources, inclusive of the $16.2 million in net proceeds from the sale of shares of our common stock in August 2013 and the $1.2 million in net proceeds from the September 2013 exercise of the over-allotment option granted to the underwriters of the August 2013 underwritten public offering, are not adequate to permit us to complete our ongoing Phase IIb clinical study of Tcelna in SPMS.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

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

10.1
Form of Omnibus Amendment to All Outstanding 12% Convertible Secured Promissory Notes of Opexa Therapeutics, Inc. and Associated Registration Rights Agreement, made effective as of September 23, 2013, by and among Opexa Therapeutics, Inc. and certain holders of its 12% Convertible Secured Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2013).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: November 7, 2013	By:	/s/ Neil K. Warma
Neil K. Warma
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
Form of Omnibus Amendment to All Outstanding 12% Convertible Secured Promissory Notes of Opexa Therapeutics, Inc. and Associated Registration Rights Agreement, made effective as of September 23, 2013, by and among Opexa Therapeutics, Inc. and certain holders of its 12% Convertible Secured Promissory Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2013).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Expenses; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.