Form 10-K
period 2013-12-31
Opexa Therapeutics, Inc.
filed 2014-02-27
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2013 based upon the closing price as of such date was $10,930,452.

As of February 24, 2014, 27,546,058 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Tcelna® and ImmPath® are registered trademarks of Opexa Therapeutics, Inc.  All other product and company names are trademarks of their respective owner.  Unless otherwise indicated, “Opexa,” the Company,” “we,” “our” and “us” in this annual report to refers to the business of Opexa Therapeutics, Inc.

i

Forward Looking Statements

Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “hopes,” “anticipates,” “estimates,” “may,” “could,” “intends,” “exploring,” “evaluating,” “progressing,” “proceeding,” and similar expressions are intended to identify forward-looking statements. In particular, these forward-looking statements may be found, among other places, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, returns, royalties, performance and position, management’s strategy, plans and objectives for future operations, plans and objectives for product development (including for Tcelna (imilecleucel T)), plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, and management’s initiatives and strategies, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

●	market conditions;
●	our capital position;
●	our ability to compete with larger, better financed pharmaceutical and biotechnology companies;
●	new approaches to the treatment of our targeted diseases such as Multiple Sclerosis (MS);
●	our expectation of incurring continued losses;
●	our uncertainty of developing a marketable product;
●
our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or clinical studies related to our T-cell platform), including in this regard our ability to satisfy various conditions required to access the financing potentially available under the purchase agreements with Lincoln Park Capital Fund, LLC (such as the minimum closing price for our common stock, the registration of the underlying shares of common stock under the Securities Act of 1933, as amended, and the requirement for an ongoing trading market for our stock);

●	our ability to maintain compliance with NASDAQ listing standards;
●
the success of our clinical trials  (including the Phase IIb trial for Tcelna in secondary progressive MS which, depending upon results, may determine whether Ares Trading SA (Merck), a wholly owned subsidiary of Merck Serono S.A., elects to exercise its option (Option) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS);

●	whether Merck exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck pursuant to the Option;
●	our dependence (if Merck exercises its Option) on the resources and abilities of Merck for the further development of Tcelna;
●	the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS;
●	our ability to develop and commercialize products;
●	our ability to obtain required regulatory approvals;
●	our compliance with all Food and Drug Administration regulations;
●	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and future pipeline candidates);
●	the risk of litigation regarding our intellectual property rights or the rights of third parties;
●	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
●	our limited manufacturing capabilities;
●	our dependence on third-party suppliers and manufacturers;
●	our ability to hire and retain skilled personnel;
●	our volatile stock price; and
●	other risks detailed in our filings with the Securities and Exchange Commission.

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

MS is an inflammatory autoimmune disease of the central nervous system (CNS), which is made up of the brain, spinal cord and optic nerves, with a clinically heterogeneous and unpredictable course that persists for decades.  MS attacks the covering surrounding nerve cells, or myelin sheaths, leading to loss of myelin (demyelination) and nerve damage. In addition to demyelination, the neuropathology of MS is characterized by variable loss of oligodendroglial cells and axonal degeneration and manifests in neurological deficits. Symptoms may be mild, such as numbness in the limbs, or severe, such as paralysis or loss of vision. This inflammatory, demyelinating, autoimmune disease has varied clinical presentations, ranging from relapses and remissions (relapsing remitting MS, or RRMS) to slow accumulation of disability with or without relapses (secondary progressive MS, or SPMS).  There are approximately 450,000 MS patients in North America and over 2,000,000 patients worldwide according to estimates from The National MS Society. The portion of the MS patient population that can be classified as SPMS is estimated by various industry sources to be between 30-45% of the total MS patient population.

We believe that our product candidate, Tcelna, has the potential to fundamentally address the root cause of MS by stopping the demyelination process and supporting the generation of new myelin sheaths where demyelination has occurred (remyelination).  Tcelna is an autologous T-cell immunotherapy that is currently being developed for the treatment of SPMS and is specifically tailored to each patient’s immune response profile to myelin. Tcelna is designed to reduce the number and/or functional activity of specific subsets of myelin-reactive T-cells (MRTCs) known to attack myelin. This technology was originally licensed from Baylor College of Medicine in 2001.

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

Multiple Sclerosis—Background

MS is a disease that is more common in females than males (2:1) between the ages of 20 and 40, with a peak onset of approximately 25 years of age. MS frequently causes impairment of motor, sensory, coordination and balance, visual, and/or cognitive functions, as well as urinary (bladder) or bowel dysfunction and symptoms of fatigue. The identified autoimmune mechanisms directed at myelin tissue of the CNS may play an important role in the pathogenesis of MS. Epidemiologic studies suggest that a variety of genetic, immunologic, and environmental factors including viral infections may play a role in defining the etiology and in triggering the onset and progression of MS.

At the onset of MS, approximately 85% of MS patients have RRMS. Without disease-modifying medication, one-half of these RRMS patients will develop steadily progressive disease, SPMS, within 10 years, increasing to 90% within 25 years of MS diagnosis.  The MS drug market was approximately $13 billion in 2012 and is forecasted to reach as much as $16 billion by 2015.

MS remains a challenging autoimmune disease to treat because the pathophysiologic mechanisms are diverse, and the chronic, unpredictable course of the disease makes it difficult to determine whether the favorable effects of short-term treatment will be sustained. Therapies that are easy to use and can safely prevent or stop the progression of disease represent the greatest unmet need in MS.

In recent years, the understanding of MS pathogenesis has evolved to comprise an initial, T-cell-mediated inflammatory activity followed by selective demyelination (erosion of the myelin coating of the nerve fibers) and then neurodegeneration. The discovery of disease-relevant immune responses has accelerated the development of targeted therapeutic products for the treatment of the early stages of MS. Some subjects, who have the appropriate genetic background, have increased susceptibility for the in vivo activation and expansion of MRTCs. These MRTCs may remain dormant, but at some point they are activated in the periphery, thus enabling them to cross the blood-brain barrier and infiltrate the healthy tissue of the brain and spinal cord. The cascade of pathogenic events leads to demyelination of protrusions from nerve cells called axons, which causes nerve impulse transmissions to diffuse into the tissue resulting in disability to the individual.

Tcelna for MS

We believe that Tcelna works selectively on the MRTCs by harnessing the body’s natural immune defense system and feedback mechanisms to deplete these T-cells and induce favorable immune regulatory responses by rebalancing the immune system. Tcelna is a personalized immunotherapy that is specifically tailored to each patient’s disease profile. Tcelna is manufactured by using ImmPath®, our proprietary method for the production of a patient-specific T-cell immunotherapy which encompasses the collection of blood from the MS patient, isolation of peripheral blood mononuclear cells, generation of an autologous pool of MRTCs raised against selected peptides from myelin basic protein (MBP), myelin oligodendrocyte glycoprotein (MOG) and proteolipid protein (PLP), expanding these MRTCs to a therapeutic dose ex-vivo, and attenuating them with gamma irradiation to prevent DNA replication and thereby cellular proliferation. These attenuated MRTCs are then injected subcutaneously into the body in therapeutic dosages. The body recognizes specific T-cell receptor molecules of these MRTCs as immunogenic and initiates an immune response reaction against them, resulting in the depletion and/or immunosuppression of circulating MRTCs carrying the peptide-specific T-cell receptor molecules. In addition, we believe that T-cell activation molecules on the surface of the activated MRTCs promote anti-inflammatory responses. We believe that because the therapy uses an individual’s own cells, the only direct identifiable side effect observed thus far is injection site reactions which typically are minor and generally clear within 24 hours.

Tcelna Clinical Development Program

Tcelna is a novel T-cell immunotherapy in Phase IIb clinical development for the treatment of patients with SPMS. It is also positioned to enter Phase III clinical development for the treatment of patients with RRMS, subject to the availability of sufficient resources or a strategic partnering commitment.

The Tcelna clinical development program spans studies conducted by Baylor College of Medicine and by Opexa.

Summary of Phase I Dose Escalation Study in MS

A Phase 1 dose escalation study completed in 2006 was conducted in patients with both RRMS and SPMS who were intolerant or unresponsive to current approved therapies for MS. The open-label, dose escalation study evaluated safety and clinical benefit by administering a primary series of four treatments at one of three dose levels administered at baseline and weeks 4, 8 and 12. Results of the efficacy analyses provide some evidence of the effectiveness of Tcelna in the treatment of MS.  Data from the Phase I study evaluating the Expanded Disability Status Scale (EDSS) showed improvements in some subjects in comparison to baseline for weeks 20 and 28.

Subjects showed statistically significant improvement in overall reduction of MRTC counts over baseline at all visits through week 52 for subjects receiving 30-45 million cells per dose, as assessed by total MRTC count percentage changes. These data indicate that Tcelna treatment causes a depletion or immunomodulation of these cells, most obvious at time points closer to the injections.  These findings were published in Clinical Immunology (2009) 131, 202-215.

Overall, results of the safety analyses indicate that treatment with Tcelna is well-tolerated. Reported adverse events were mostly mild or moderate in intensity. Mild injection site reactions were observed but all resolved rapidly without treatment. In conclusion, data from this study suggest that Tcelna is safe for the treatment of MS.

Summary of Phase I/IIA Clinical Trial Data in MS

The second clinical study performed by Opexa was an open-label extension study completed in 2007 to treat patients who were previously treated with T-cell immunotherapy but who saw a rebound in MRTC activity. The purpose of this extension study was to continue evaluating the efficacy, safety and tolerability of Tcelna in patients with RRMS and SPMS with repeated administration of Tcelna. Results of the study provide evidence of the effectiveness of Tcelna in the treatment of MS with repeated dosing. Improvements from baseline at both week 28 and week 52 of the extension study were observed for the frequency of MS exacerbations, or annualized relapse rate (ARR).  Evaluation of the Multiple Sclerosis Impact Scale (MSIS-29) component scores suggests a trend for Tcelna therapy in the improvement of physical and psychological parameters assessed by the MSIS-29. The EDSS score analysis revealed an upward trend for the percentage of subjects that reported improvement and sustained improvement over baseline as a result of Tcelna treatment.

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

Summary of TERMS Phase IIb Clinical Trial Data in RRMS

Tovaxin for Early Relapsing Multiple Sclerosis (TERMS) was a Phase IIb clinical study of Tcelna in RRMS patients completed in 2008. Although the study did not show statistical significance in its primary endpoint (the cumulative number of gadolinium-enhanced brain lesions using magnetic resonance imaging (MRI) scans summed at various points in the study), the study showed compelling evidence of efficacy in various clinical and other MRI endpoints.

The TERMS study was a multi-center, randomized, double blind, placebo-controlled trial in 150 patients with RRMS or high risk Clinically Isolated Syndrome.  The inclusion criteria for TERMS was an EDSS score of 0 to 5.5. Patients received a total of five subcutaneous injections at weeks 0, 4, 8, 12 and 24.  Key results from the TERMS trial included:

●
In the modified intent to treat patient population consisting of all patients who received at least one dose of study product and had at least one MRI scan at week 28 or later (n=142), the ARR for Tcelna-treated patients was 0.214 as compared to 0.339 for placebo-treated patients, which represented a 37% decrease in ARR for Tcelna as compared to placebo in the general population;

●
In a prospective group of patients with more active disease (ARR>1, n=50), Tcelna demonstrated a 55% reduction in ARR as compared to placebo, an 88% reduction in whole brain atrophy and a statistically significant improvement in disability (EDSS) compared to placebo (p<0.045) at week 52 during the 24-week period following the administration of the full course of treatment; and

●
In a retrospective analysis in patients naïve to previous disease modifying treatment, the results showed that patients, when treated with Tcelna, had a 56% to 73% reduction in ARR versus placebo for the various subsets and p values ranged from 0.009 to 0.06.

We remain committed to further advancing Tcelna in RRMS at a later date assuming the availability of sufficient resources or a strategic partnering commitment.  For Opexa, however, SPMS is an area which we believe represents a higher unmet medical need. Depending upon the outcome of further feasibility analysis, the T-cell platform may have applications in development treatments for other autoimmune disorders such as rheumatoid arthritis, Type 1 diabetes, and orphan indications such as myasthenia gravis. The primary focus of Opexa remains the development of Tclena in SPMS.

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

The lack of effect of conventional MS therapeutics in SPMS suggests that the cerebral deterioration characterizing progressive disease may be driven by factors other than acute inflammation. For instance, the immunopathology of SPMS is more consistent with a transition to a chronic T-cell dependent inflammatory type, which may encompass the innate immune response and persistent activation of microglia cells. Meningeal follicles close to cortical gray matter lesions suggests that adaptive immune responses involving antibody and complement contribute to progression in SPMS. Furthermore, chronic MRTCs may be contributing to the development of both innate and adaptive immune responses persisting in the CNS.

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

Current Treatment Options for SPMS

Only one product, mitoxantrone, is currently approved for the indication of SPMS in the US. However, since 2005, this drug carries a black box warning, due to significant risks of decreased systolic function, heart failure, and leukemia. The American Academy of Neurology has issued a report indicating that these risks are even higher than suggested in the original report leading to the black box warning. Hence, a safe and effective treatment for SPMS remains a significant unmet medical need.

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

In a pooled assessment of data from 36 SPMS patients treated in Phase I open label studies at the Baylor College of Medicine completed in 1998 and in Opexa-sponsored studies completed in 2006 and 2007, approximately 80% of the 35 SPMS patients who completed two years of treatment showed disease stabilization as measured by EDSS following two years of treatment with Tcelna, with the other 20% showing signs of progression.  This compares to historical control data which showed a progression rate of 40% in SPMS patients (as reported in ESIMS Study published in Hommes Lancet 2004). The 10 SPMS patients in Opexa sponsored studies showed a substantial reduction in ARR at two years from 0.5 to an ARR less than 0.1. Only 1 out of the 10 patients experienced one episode of relapse during the two years of assessment.  This same cohort showed no worsening of physical or psychological condition (key quality of life indicators as measured by the MS Impact Scale) after two years of treatment with Tcelna. Additionally, there were no reported serious adverse events (SAEs) in any of the patients. Based on preliminary data suggesting stabilized or improved disability among SPMS subjects receiving Tcelna, we believe that further development of this product candidate in SPMS is warranted.

Abili-T Trial: Phase IIb Clinical Study in Patients with SPMS

In September 2012, we announced the initiation of a Phase IIb clinical trial of Tcelna in patients with SPMS.  The trial is entitled: A Phase II Double-Blind, Placebo Controlled Multi-Center Study to Evaluate the Efficacy and Safety of Tcelna in Subjects with Secondary Progressive Multiple Sclerosis and has been named the “Abili-T” trial. The Abili-T trial is a double-blind, 1:1 randomized, placebo-controlled study in SPMS patients who demonstrate evidence of disease progression with or without associated relapses. The trial is expected to enroll 180 patients who have Expanded Disability Status Scale (EDSS) scores between 3.0 and 6.0 at approximately 35 leading clinical sites in the U.S. and Canada.  According to the study protocol, patients will receive two annual courses of Tcelna treatment consisting of five subcutaneous injections per year at weeks 0, 4, 8, 12 and 24.

The primary efficacy endpoint of the trial is the percentage of brain volume change (whole brain atrophy) at 24 months. Study investigators will also measure several important secondary outcomes commonly associated with MS including sustained disease progression as measured by EDSS, changes in EDSS, time to sustained progression, ARR, change in Multiple Sclerosis Functional Composite (MSFC) assessment of disability and change in Symbol Digit Modality Test. Data on certain exploratory endpoints such as quality of life metrics as measured by the Multiple Sclerosis Quality of Life Inventory (MSQLI), MRI measures and immune monitoring metrics are also being collected.

As part of the Abili-T trial, we are undertaking a comprehensive immune monitoring program for all patients enrolled in the study. The goals of this program are to further understand the biology behind the mechanism of action for Tcelna and to possibly identify novel biomarkers that are dominant in the pathophysiology of SPMS patients. The program encompasses an analysis of various pro-inflammatory and anti-inflammatory biomarkers and biomarker data is being gathered during the course of the trial on a blinded basis. We believe that directional movement of certain biomarkers, when corroborated with final clinical trial data, may be indicative of responders and disease stabilization or progression.

A scheduled Data Safety Monitoring Board meeting took place during the week of October 21, 2013, and a recommendation was made to continue the study. As of February 27, 2014 the Abili-T clinical trial has randomized over 80% of the expected total number of patients. The Abili-T clinical study is expected to complete enrollment of 180 patients in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.

Our existing resources are not adequate to permit us to complete such study. In January and February 2013, we raised gross proceeds of approximately $0.7 million through the aggregate sales of 292,618 shares of our common stock through both our Lincoln Park $1.5 million Purchase Agreement and our at-the-market (ATM) facility. The net proceeds from such sales of our common stock were approximately $0.6 million, after deducting costs and commissions. In February 2013, we raised gross proceeds of $3.25 million through a registered direct offering of 1,083,334 shares of our common stock. The net proceeds from such offering were approximately $3.0 million, after deducting offering expenses. In February 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck in consideration for an upfront payment of $5 million. In August and September 2013, we raised gross proceeds of $19.35 million through an underwritten offering of 12.9 million shares of our common stock. The net proceeds from such offering were approximately $17.4 million, after deducting underwriting discounts and commissions and offering expenses. In December 2013, we raised gross proceeds of $8.1 million through an underwritten offering of 4,738,000 shares of our common stock. The net proceeds from such offering were approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses.

We will need to secure significant additional resources to complete the Abili-T trial and support our operations during the pendency of the trial. We believe that with the proceeds from these public offerings and sales of our common stock, as well as the conversion into common stock during February and September 2013 of the remaining July 2012 convertible secured promissory notes in an aggregate principal amount of $4.085 million originally payable on July 25, 2014, we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015. Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.  Given our need for substantial amounts of capital to continue the Abili-T clinical study and potentially other clinical programs, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financings, that will be necessary to complete the Abili-T study and to support our operations and potentially other research and development programs during the pendency of such study.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

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

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers associated with MS.  Depending upon the outcome of further feasibility analysis, the T-cell platform may have applications in developing treatments for other autoimmune disorders such as rheumatoid arthritis, Type 1 diabetes, and orphan indications such as myasthenia gravis. While the primary focus of Opexa remains the development of Tcelna in SPMS, we are also investigating the expansion of the T-cell platform into other autoimmune diseases as well as potential in-licensing.

We have developed (and, in part, licensed from the University of Chicago) a proprietary adult stem cell technology to produce monocyte-derived stem cells (MDSC) from blood. These MDSC can be derived from a patient’s monocytes, expanded ex vivo, and then administered to the same patient. Our initial focus for this technology is the further development of this monocyte-derived stem cell technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diabetes mellitus. The diabetes program remains in an early (pre-clinical) development stage.

Tcelna Manufacturing

We manufacture Tcelna in our own current Good Manufacturing Practice (cGMP) facility. Tcelna is a personalized autologous immunotherapy that is not only manufactured for every individual subject but also is tailored to match each subject’s evolving disease profile as defined by T-cell profiling against myelin antigens. In preparing Tcelna, the subject is pre-screened with our proprietary Epitope Profiling Assay (EPA) for immunodominant anti-myelin T-cell responses against specific peptides by assaying peripheral blood mononuclear cell (PBMC) reactivity against 109 peptides tested in pools of six derived from MBP, MOG and PLP. The EPA takes approximately 14 days to conduct and report data. The MRTC lines to each pool are expanded to therapeutic levels, mixed and cryopreserved until time for final formulation.  The manufacturing and quality control process spans approximately 35 days.  Prior to injection, the MRTCs are thawed, formulated and attenuated (by irradiation) to render them unable to replicate but viable for therapy.  These attenuated T-cells are administered in a defined schedule of five subcutaneous injections. Patients will be treated with a new, personalized treatment series (five subcutaneous injections) each year based on their altered disease profile, or epitope shift, and the re-manufacture of a new Tcelna product representing the emerging immunodominant T-cell response to myelin.

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

Tcelna Safety and Tolerability

We believe that Tcelna treatment selectively targets, depletes and/or down-regulates the pathogenic T-cell population. It is not a general immune suppressant and, accordingly, it is not associated with the serious side effects seen by those MS treatments that function by systemically suppressing the immune system. In clinical trials conducted to date, there have been no SAEs associated with Tcelna treatment. We believe that this favorable safety profile may be an important advantage as patient compliance represents a significant challenge due to serious side effects associated with various MS treatments currently available and in development.

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

The initial T-cell technology on which Tcelna is based was originally discovered by researchers at Baylor College of Medicine in Houston, Texas. Baylor granted Opexa an exclusive, worldwide right and license to commercially exploit such technology, which includes rights to issued patents and pending patent applications owned by Baylor. Opexa has since expanded the development of technology related to Tcelna and T-cell technology and has filed patent applications with respect thereto, from which several patents have issued (including with respect to the specificity and veracity of antigens that have been discovered). There is also substantial proprietary know-how surrounding the Tcelna development and manufacturing processes that remains a trade secret. Consequently, we consider barriers to entry, relative to Tcelna for the treatment of MS, to be high.

Our patent portfolio tracks our scientific development programs in autoimmune disease treatments, with an initial focus on MS. We believe that our scientific platform is adaptable in that any T-cell dependent autoimmune disease with known specific antigens, such as rheumatoid arthritis, may be a candidate for treatment, and we believe that our patent strategy is readily extendable to address these additional indications.

Competition

The development of therapeutic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat MS and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the current treatment of, and in the development of treatments for, MS include Biogen-Idec, Elan, Merck-Serono (which is an affiliate of the entity that holds the Option), Teva, Bayer/Schering AG and Novartis.

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

In the U.S., pharmaceuticals, biologicals and medical devices are subject to FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, and the Public Health Service Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing in human subjects, manufacture, safety, efficacy, labeling, storage, export, record keeping, approval, marketing, advertising and promotion of our potential products. Product development and approval within this regulatory framework take a number of years and involve significant uncertainty combined with the expenditure of substantial resources.

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

Research and Development

Research and development expenses for the year ended December 31, 2013 were approximately $9.2 million, mainly reflecting the costs of the operation of the Abili-T clinical trial for Tcelna in patients with SPMS.  Research and development expenses for the year ended December 31, 2012 were approximately $6.3 million, mainly reflecting the costs of preparation, initiation and operation of the Abili-T clinical trial for Tcelna.

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

Employees

As of February 24, 2014, we had 38 full-time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Investing in our common stock involves a high degree of risk.  You should consider the following risk factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in our common stock.  The following factors affect our business, our intellectual property, the industry in which we operate and our securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business.  If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected, the market price of our common stock could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

We will be required to raise significant additional capital and our ability to obtain funding is uncertain.  If sufficient capital is not available, we may not be able to continue our operations as proposed (including any clinical trial initiated or ongoing), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of December 31, 2013, we had cash and cash equivalents of $23,644,542.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. These convertible secured notes were converted into equity during 2013 and an aggregate of 2,002,926 shares of common stock were issued. From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” program, for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses.  On December 23, 2013, we closed an offering of 4,738,000 shares of common stock including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of approximately $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.

Our operating cash burn rate, excluding costs associated with financing activities during 2013, was approximately $1.0 million per month.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly operating cash burn during 2014.  The Abili-T clinical study is expected to complete enrollment of 180 patients in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  Our existing resources are not adequate to permit us to complete such study.

We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial. We believe that with the proceeds from the public offerings and sales of our common stock in 2013, as well as the conversion into common stock during February and September 2013 of the remaining July 2012 convertible secured promissory notes in an aggregate principal amount of $4.085 million originally payable on July 25, 2014, we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015.  Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

Given our need for substantial amounts of capital to complete the Abili-T clinical study and potentially other clinical programs, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financing transactions, that will be necessary to complete the Abili-T study and to support our operations and potentially other research and development programs during the pendency of such study.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all. If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate our ongoing clinical trial for Tcelna, which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

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

If we raise additional funds by issuing equity securities (including pursuant to the $1.5 million purchase agreement and the $15.0 million purchase agreement with Lincoln Park), shareholders may experience substantial dilution.  Debt financing, if available, may involve restrictive covenants that may impede our ability to operate our business.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders.  There is no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

If we are unable to obtain additional funding to support our current clinical trial activities beyond the projected runway, we may not be able to continue or complete the Phase IIb clinical study of Tcelna in SPMS or otherwise continue our operations as proposed, which may require us to modify our business plan or curtail various aspects of our operations.  If we are unable to maintain an adequate level of capital, it may be necessary to cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

We may experience delays in our clinical trial enrollment, which could result in increased costs to us.

Once a clinical trial has begun, recruitment and enrollment of subjects may be slower than we anticipate. In addition, clinical trials may take longer than we anticipate if we are required, or believe it is necessary, to enroll additional subjects.  Our ongoing Abili-T clinical study is expected to complete enrollment of 180 patients in second quarter of 2014, with resulting top-line data expected to be available in mid-2016.  Should enrollment timelines get delayed beyond our current expectation, additional costs are likely to be incurred due to the additional operational expenses.  Similarly, should additional patients be enrolled in the trial, the costs are likely to increase.

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

Funding from our purchase agreements with Lincoln Park and our ATM facility may be limited or be insufficient to fund our operations or to implement our strategy.

Under our $1.5 million purchase agreement and our $15.0 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $16.5 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement, and we issued an aggregate of 56,507 initial commitment shares and 3,585 additional commitment shares in connection therewith.  There can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the $1.5 million purchase agreement and the $15.0 million purchase agreement contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that the closing price of our stock is at least $1.00 and that Lincoln Park own no more than 4.99% of our common stock under the $1.5 million purchase agreement or no more than 9.99% of our common stock under the $15.0 million purchase agreement, and the requirement to keep current the prospectus included as part of the Form S-1 registration statement relating to the $15.0 million purchase agreement (which is not current as of this date).  In addition, under the applicable rules of the NASDAQ Capital Market, if we seek to issue shares which may be aggregated with shares sold to Lincoln Park under the $1.5 million purchase agreement and the $15.0 million purchase agreement in excess of 1,151,829 shares or 19.99% of the total common stock outstanding as of the date of the $15.0 million purchase agreement, we may be required to seek shareholder approval in order to be in compliance with the NASDAQ Capital Market rules.

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

We will need to keep current the sales agreement we executed on September 6, 2012 with Brinson Patrick Securities Corporation, the sales agent for our “at-the-market” program, as well as the related offering prospectus, in order to use the program to sell shares of our common stock.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  We estimate that the Phase IIb clinical trial in North America of our lead product candidate, Tcelna, in SPMS will complete enrollment in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  In addition, we anticipate that at least a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS.  Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

The commencement and completion of clinical trials, including the continuation and completion of the Phase IIb clinical trial of Tcelna in SPMS, may be delayed or prevented by several factors, including:

●	FDA or IRB objection to proposed protocols;
●	discussions or disagreement with the FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;
●	unforeseen safety issues;
●	determination of dosing issues, epitope profiles, and related adjustments;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	product quality problems (e.g., sterility or purity);
●	challenges to patient monitoring and data collection during or after treatment (e.g., patients’ failure to return for follow-up visits, detection of epitope profiles in subsequent visits, etc.); and
●	failure of medical investigators to follow our clinical protocols.

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

Beginning August 1, 2013, the Physician Payments Sunshine Act (the “Sunshine Act”), which is part of the Patient Protection and Affordable Care Act, requires manufacturers of drugs, medical devices, biologicals or medical supplies that participate in U.S. federal health care programs to track and then report certain payments and items of value given to U.S. physicians and U.S. teaching hospitals (defined as “Covered Recipients”).  The Sunshine Act requires that manufacturers collect this information on a yearly basis and then report it to Centers for Medicare & Medicaid Services by the 90th day of each subsequent year.

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

Government controls and health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care.  In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system.  For example, in some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of any product candidate, such as Tcelna, to other available therapies. If reimbursement of any product candidate such as Tcelna, if approved, is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability in such country.  In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any product candidate such as Tcelna, if approved, covered by a Part D prescription drug plan will likely be lower than the prices that might otherwise be obtained outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any product candidate such as Tcelna, if approved. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect: the demand for any product candidate such as Tcelna, if approved; the ability to set a price that we believe is fair for any product candidate such as Tcelna, if approved; our ability to generate revenues and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any product candidate such as Tcelna, if approved. Provisions of the ACA relevant to the pharmaceutical industry include the following: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; new requirements under the federal Open Payments program and its implementing regulations; and expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance.  In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding.

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

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity requirement of $2.5 million and bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on the NASDAQ Capital Market.  Our stockholders’ equity of $1,341,611 as of June 30, 2013 was below the minimum stockholders’ equity of $2.5 million required by NASDAQ to maintain compliance. However, on August 13, 2013, we raised gross proceeds of $18 million through the sale of shares of our common stock in an underwritten public offering, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and the proceeds of such sale of shares of our common stock enabled us to attain the required level of stockholders’ equity to maintain compliance. While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the stockholder’s equity standard in the future.

We previously received a staff deficiency letter from NASDAQ on November 26, 2012 notifying us that the stockholders’ equity of $2,339,285 as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012 was below the minimum stockholders’ equity of $2.5 million required for continued listing on NASDAQ.  We were provided 45 calendar days, or until January 10, 2013, to submit a plan to regain compliance with the minimum stockholders’ equity standard.  We submitted such a plan and it was accepted, with NASDAQ thus granting us an extension until May 15, 2013 to evidence compliance with the minimum stockholders’ equity standard.  Upon executing the plan, we attained the necessary stockholders’ equity level and subsequently received notice from NASDAQ that we had regained compliance with the listing standard and the matter was closed in May 2013.

It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock, such as the minimum bid price, the market value or number of publicly held shares or number of shareholders, or a corporate governance requirement. For example, during 2010 and 2011, the trading price of our common stock was minimally above $1.00 per share for certain periods of time, and our stock closed below $1.00 per share from December 2011 through part of December 2012. In February 2012, we received a staff deficiency letter from NASDAQ indicating that our common stock failed to comply with the minimum bid price requirement because it traded below the $1.00 minimum closing bid price for 30 consecutive trading days, and after an initial and an extended grace period, and implementation of a one-for-four reverse stock split of our common stock on December 14, 2012, we regained compliance with the $1.00 minimum closing bid price listing standard and NASDAQ notified us that the matter was closed in January 2013.  However, there can be no assurance that the closing bid price of our common stock will continue to stay above the minimum continued listing standard.

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

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 were converted into shares of Series A convertible preferred stock which, in turn, were converted into an aggregate of 288,229 shares of common stock.  The remaining notes were converted into an aggregate of 1,714,697 shares of common stock at $1.91 per share on September 24, 2013.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares. In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share during February 2013 and the remaining $550,000 of principal amount plus accrued interest was repaid during February 2013.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share. Pursuant to a Sales Agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent in an “at-the-market” program, in February 2013, we sold an aggregate of 167,618 shares of our common stock for gross proceeds of $536,417. On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses. On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses.  On December 23, 2013, we closed an offering of 4,738,000 shares of common stock, including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.

Sales of a substantial number of additional shares of our common stock in the public market could cause the market price of our common stock to decline.  An aggregate of 27,546,058 shares of common stock were outstanding as of February 24, 2014.  As of such date, another (i) 1,162,449 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,069,113 shares of common stock were issuable upon the exercise of outstanding warrants.

A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.  We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings.  We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Among other requirements, we will need to raise significant additional capital in order to complete the Phase IIb clinical study of Tcelna in SPMS, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

The sale or issuance of our common stock to Lincoln Park may cause dilution and the sale of the shares of common stock acquired by Lincoln Park, or the perception that such sales may occur, could cause the price of our common stock to fall.

Under the $1.5 million purchase agreement and $15.0 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $16.5 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period.  We have sold an aggregate of 390,000 shares to date under the $1.5 million purchase agreement.  Additionally, we issued Lincoln Park 56,507 shares of common stock as initial commitment shares and have issued an aggregate of 3,585 additional commitment shares, and may in the future issue up to an additional 109,428 shares of common stock as additional commitment shares, as a fee for its commitment to purchase the shares under the $1.5 million purchase agreement and the $15.0 million purchase agreement.  The number of shares ultimately offered for sale by Lincoln Park is dependent upon the number of shares purchased by Lincoln Park under the purchase agreements.  Depending on market liquidity at the time, sales of shares we issue to Lincoln Park may cause the trading price of our common stock to decline.

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

In addition to general corporate purposes (including working capital, research and development and operational purposes), we currently intend to use our available cash to continue our ongoing Phase IIb clinical study of Tcelna in SPMS.  The Phase IIb clinical study is expected to complete enrollment of 180 patients in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  Our existing resources are not adequate to permit us to complete such study.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

Depending on future developments and circumstances, we may use some of our available cash for other purposes which may have the potential to decrease the forecasted cash runway.  Notwithstanding our current intention to use our available cash for further clinical studies of Tcelna, our management will have significant flexibility in using our current available cash.  The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts.  Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

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

The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$4.60	$2.80
Second Quarter	3.04	1.21
Third Quarter	3.48	1.16
Fourth Quarter	3.36	1.07

Fiscal Year Ended December 31, 2013
First Quarter	$5.19	$1.09
Second Quarter	2.44	1.44
Third Quarter	3.70	1.25
Fourth Quarter	2.56	1.65

The closing price of our common stock on February 24, 2014 was $1.77 per share, and there were approximately 200 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2013, with respect to our compensation plans under which common stock is authorized for issuance, which consist of our 2010 Stock Incentive Plan and its predecessor, our June 2004 Compensatory Stock Option Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Stockholders	1,162,449	$4.30	2,897,200
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,162,449	$4.30	2,897,200

Refer to Note 15 “Options and Warrants” in the Notes to our financial statements for the fiscal year ended December 31, 2013, included elsewhere in the annual report for a description of our 2010 Stock Incentive Plan and 2004 Compensatory Stock Option Plan.

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

Results of Operations

Comparison of Year Ended December 31, 2013 with the Year Ended December 31, 2012

Net Sales. Revenue of $1,266,611 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement was recognized for the year ended December 31, 2013.  We recorded no commercial revenues for the year ended December 31, 2012.

Research and Development Expenses. Research and development expenses were $9,181,090 for the year ended December 31, 2013, compared to $6,318,476 for the year ended December 31, 2012. The increase in expenses was primarily due to increases in staff to conduct increased development activities, the procurement and use of supplies used in both our laboratory and product manufacturing operations, the engagement of consultants and the costs of subject participation in our Phase IIb clinical study, facilities costs, legal costs and stock compensation expense, and was partially offset by a decrease in costs associated with the training and qualification activities preceding the commencement of the clinical trial in the second half of 2012. We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property, plant and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. Our general and administrative expenses were $3,670,769 for the year ended December 31, 2013, compared to $2,508,541 for the year ended December 31, 2012. The increase in expense is due to a modest increase in employees to support the ongoing clinical trial, an increase in consultants and other costs to support business development and investor relations activities and increases in NASDAQ listing fees, legal and stock compensation expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $335,597 for the year ended December 31, 2013, compared to $303,677 for the year ended December 31, 2012.  The increase in expense is due to increases in depreciation for laboratory and manufacturing equipment acquired during 2012 and 2013, leasehold improvements during 2013 and software obtained during 2012 to support increased development activities.

Interest Expense. Interest expense was $2,267,302 for the year ended December 31, 2013, compared to $350,300 for the year ended December 31, 2012.  The increase in interest expense was primarily related to the amortized debt discount and interest on both the July 2012 convertible secured promissory notes and the January 2013 convertible promissory notes and the amortization of the financing fees over the terms of the notes.  Interest expense for the year ended December 31, 2012 related to the amortized debt discount and interest on the July 2012 convertible secured promissory notes was for a six-month period ended December 31, 2012.

Interest Income. Interest income was $14,985 for the year ended December 31, 2013, compared to $280 for the year ended December 31, 2012.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $2,518,912 for the year ended December 31, 2013. The loss on extinguishment of debt for the year ended December 31, 2013 was related to the conversion of the remaining July 2012 convertible secured promissory notes on September 24, 2013 at the amended conversion price. We recorded no loss on extinguishment of debt for the year ended December 31, 2012.

Net Loss. We had a net loss for the year ended December 31, 2013 of $16,656,325, or $1.25 per share (basic and diluted), compared with a net loss of $8,930,833, or $1.54 per share (basic and diluted), for the year ended December 31, 2012.  The increase in net loss is primarily due to increases in research and development, general and administrative, depreciation and interest expenses and loss on extinguishment of debt.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of December 31, 2013, we had cash and cash equivalents of $23,644,542. Our financing activities generated approximately $28.4 million for the year ended December 31, 2013, compared to approximately $4.0 million for the year ended December 31, 2012. The cash generated in 2013 was proceeds from underwritten public offerings of shares of our common stock, proceeds from a registered direct offering of shares of our common stock, proceeds from sales of shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds from sales of shares of our common stock under an “at-the-market” (ATM) facility, proceeds from a January 2013 convertible secured note financing, the release of funds to us previously held in a controlled account and from an upfront payment received pursuant to an option granted to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS, as discussed below.

On November 2, 2012, we entered into a $15.0 million purchase agreement and registration rights agreement, and on November 5, 2012, we entered into a $1.5 million purchase agreement, each with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period.  We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  During January 2013, we sold 125,000 shares of our common stock to Lincoln Park for gross proceeds of $142,400 under the $1.5 million purchase agreement, bringing the total sold to date to 390,000 shares of common stock for gross proceeds of $523,709.  As of December 31, 2013, we have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including the requirement to keep current the prospectus included as part of the Form S-1 registration statement relating to the $15.0 million purchase agreement (which is not current as of this date).

During January 2013, we closed a private offering of unsecured convertible promissory notes and Series J warrants to purchase common stock which generated $650,000 in gross proceeds, of which we repaid $550,000 principal amount and converted $100,000 to 77,034 shares of our common stock during February 2013.

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

Also during February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417, pursuant to a sales agreement entered into with Brinson Patrick Securities Corporation in September 2012 in connection with the implementation of an “at-the-market” offering program.  Pursuant to the sales agreement, we may sell shares of our common stock directly into the open market from time to time depending upon market demand, through our sales agent, in transactions deemed to be an “at-the-market” (“ATM”) offering as defined in Rule 415 of the Securities Act of 1933.  We registered up to 1,000,000 shares of our common stock for potential sale under this program.  As of December 31, 2013, 167,618 shares had been sold and 832,382 shares remain available for future sale under the ATM facility, subject to our keeping current the sales agreement and the related offering prospectus.

In February 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses.

We closed an offering in August 2013 of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses.  During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the sale of 900,000 shares of our common stock for gross proceeds of $1.4 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses.

In December 2013, we closed an offering of 4,738,000 shares of common stock, including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of approximately $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.

Our operating cash burn rate, excluding costs associated with financing activities during 2013, was approximately $1.0 million per month.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in substantial increases in our monthly operating cash burn during 2014.  We believe that with the proceeds from the public offerings and sales of our common stock in 2013, as well as the conversion into common stock during February and September 2013 of the remaining July 2012 convertible secured promissory notes in an aggregate principal amount of $4.085 million originally payable on July 25, 2014, we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015.  Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

We currently intend to use our available cash to fund general corporate purposes (including working capital, business development and operational purposes) and continue the ongoing Abili-T clinical study.  The Abili-T clinical study is expected to complete enrollment of 180 patients in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  Our existing resources are not adequate to permit us to complete such study. We will need to secure significant additional capital to complete the trial and support our operations during the pendency of the trial. If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate our current ongoing clinical trial for Tcelna, which may require us to modify our current business plan and curtail various aspects of our operations, as well as implement significant cost-reduction measures or potentially cease operations.

Given our need for substantial amounts of capital to complete the Abili-T clinical study and potentially other clinical programs, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financing transactions, that will be necessary to complete the Abili-T study and to support our operations and potentially other research and development programs during the pendency of such study.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

If Merck does not exercise the Option and acquire the exclusive, worldwide (excluding Japan) license of our Tcelna program for MS, or if we are not successful in attracting another partner and entering into a collaboration on acceptable terms, we may not be able to complete development of or commercialize any product candidate, including Tcelna.  In particular, we may be unable to undertake, or complete, any Phase III clinical study of Tcelna in SPMS, assuming the results of the Abili-T Phase IIb study warrant such a further study.  In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

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

 Assuming we are able to achieve financing which is sufficient to continue the Abili-T study in North America and to support our operations during the pendency of such study, we are also able to concurrently manage a pivotal Phase III clinical study in RRMS in North America in our present facility. Any such RRMS studies, however, would also depend upon the availability of sufficient resources or a strategic partnering commitment.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended December 31, 2013 and 2012, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

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

There were various other accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on our financial position, operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Neil K. Warma	51	President, Chief Executive Officer and Director
Karthik Radhakrishnan	43	Chief Financial Officer
Donna R. Rill	60	Chief Development Officer

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

Karthik Radhakrishnan has served as Chief Financial Officer since March 2013.  Prior to joining Opexa, Mr. Radhakrishnan was most recently a Vice President at ING Investment Management in New York. While at ING from 2007 to 2012, he was responsible for healthcare investments in the small & small-mid cap core/growth products that are part of the Fundamental Equity product line. Previously, Mr. Radhakrishnan was the senior analyst at Eagle Asset Management from 2005 to 2007, responsible for large cap growth healthcare, and he served in various analyst positions including Senior Analyst at The Dow Chemical Company where he worked from 2002 to 2005.  Mr. Radhakrishnan served as a member of the Board of Trustees at Cares Foundation, a non-profit organization serving the Congenital Adrenal Hyperplasia community, from 2008 to 2011. Mr. Radhakrishnan is a CFA charter holder and has an MBA degree from the University of Michigan, a Masters in Engineering from the State University of New York and a Bachelor’s degree from the Indian Institute of Technology.

Donna R. Rill was appointed as our Chief Development Officer in April 2013 and previously served as Senior Vice President of Operations and Quality Systems since January 2009. From November 2004 until January 2009, she served as Vice President of Operations. From April 2003 to November 2004, she was the director of quality systems and process development at Opexa Pharmaceuticals, Inc. From November 1997 to April 2003, she was the director of translational research for the Center for Cell & Gene Therapy at Baylor College of Medicine. Ms. Rill has worked to design and qualify GMP Cell & Gene Therapy Laboratories, GMP Vector Production facilities, and Translational Research Labs at St. Jude Children’s Research Hospital, Texas Children’s Hospital, and Baylor College of Medicine. Ms. Rill received her B.S. in Medical Technology from the University of Tennessee, Memphis.

Directors

All of the current directors serve until the next annual shareholders’ meeting or until their successors have been duly elected and qualified. Our current Board of Directors is as follows:

Name	Age	Position
Gail J. Maderis	56	Director
Michael S. Richman	52	Director
Scott B. Seaman	58	Director
Neil K. Warma	51	Director, President and Chief Executive Officer

Gail J. Maderis has served as a Director since October 2011.  Ms. Maderis has served as President and CEO of BayBio (Bay Area Bioscience Association), an independent, non-profit trade association serving the life sciences industry in Northern California, since October 2009 and joined BayBio’s board in 2004.  From July 2003 to June 2009, Ms. Maderis served as President and CEO of Five Prime Therapeutics, Inc., a biotechnology company focused on the discovery and development of innovative protein and antibody drugs, and served as a director until 2010. Prior to that, Ms. Maderis held general management positions at Genzyme Corporation from 1997 to 2003, including founder and president of Genzyme Molecular Oncology, a publicly traded division of Genzyme, and corporate vice president of Genzyme Corporation.  Ms. Maderis has served as a director of NovaBay Pharmaceuticals, Inc. since October 2010.  Ms. Maderis has been a member of several private company boards, and currently serves on The Mayor’s Biotech Advisory Council of San Francisco, as well as the HBS Healthcare Initiative board.  Ms. Maderis received a B.S. degree in business from the University of California at Berkeley and an M.B.A. from Harvard Business School.  Ms. Maderis has extensive experience as a senior executive of life sciences companies, giving her valuable operational and industry experience and leadership skills, as well as an extensive network of contacts related to financing, partnering and support services in the biotech industry and visibility into business and policy trends that impact the biopharmaceutical industry.

Michael S. Richman has served as a Director since June 2006. Mr. Richman has served as president and chief executive officer of Amplimmune, Inc. since July 2008. Mr. Richman served as president and chief operating officer of Amplimmune, Inc. from May 2007 to July 2008. From April 2002 to May 2007, Mr. Richman served as executive vice president and chief operating officer of MacroGenics, Inc. Mr. Richman joined MacroGenics, Inc. in 2002 with approximately 20 years’ experience in corporate business development within the biotechnology industry. Mr. Richman served as a director of Cougar Biotechnology from June 2006 to July 2009. Mr. Richman obtained his B.S. in Genetics/Molecular Biology at the University of California at Davis and his MSBA in International Business at San Francisco State University. He has extensive experience in business development and strategic planning for life science companies, as well as executive leadership and management experience.

Scott B. Seaman has served as a Director of since April 2006. Mr. Seaman has served for over five years as (i) the executive director and treasurer of the Albert and Margaret Alkek Foundation of Houston, Texas, a private foundation primarily supporting biomedical research and institutions in the Texas Medical Center in Houston, Texas, (ii) the chief financial officer of Chaswil Ltd., a private family management company, (iii) secretary and treasurer of M & A Properties Inc., a ranching and real estate concern, and (iv) director of Somebody Cares America. In March 2013, Mr. Seaman was elected a director of Gradalis, Inc., a privately held clinical stage biotechnology company developing cancer focused immunotherapies.  In June 2013, Mr. Seaman became a director of Strike Bio, Inc., a privately held clinical stage biotechnology company developing gene interference therapeutics.  In April 2009, Mr. Seaman became the Managing Member of ICT Development LLC which is the Managing Member of ICT Holdings LLC, an energy services supplier for which he serves as president. From January 2003 to April 2009, Mr. Seaman served as chairman and from July 2004 to April 2009, as president of ICT Management Inc., the general partner of Impact Composite Technology Ltd., a composite industry supplier. From October 2007 to December 2010, Mr. Seaman served on the board of GeneExcel, Inc., a privately held biotechnology company. From May 2004 to December 2010, Mr. Seaman served as a Member of the Investment Committee of Global Hedged Equity Fund LP, a hedge fund. Mr. Seaman received a bachelor’s degree in business administration from Bowling Green State University and is a certified public accountant. Mr. Seaman has extensive experience in overall financial management and corporate development, combined with operational and corporate governance experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2013, except with respect to the following reports that were filed late: one report by Mr. Warma reporting two transactions; and one report each by Mr. Seaman and Ms. Rill reporting one transaction each.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2013. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2013, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

2013 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Options Awards(2)	All Other Compensation		Total
Neil K. Warma	2013	$396,550	$0	$53,713	$92,324	$0		$542,587
President and Chief Executive Officer	2012	$396,550	$50,000	$0	$688,684	$100		$1,135,334

Karthik Radhakrishnan	2013	$180,925	$0	$0	$285,226	$20,099	(4)	$486,250
Chief Financial Officer(3)

Donna R. Rill	2013	$240,006	$22,000	$37,750	$34,292	$0		$334,048
Chief Development Officer	2012	$220,000	$15,000	$0	$154,152	$250		$389,402
_______________
(1)
Amounts in this column represent the aggregate grant date fair value of restricted stock awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”).  The fair value of restricted stock awards is based on the closing price of our common stock on the grant date, and we recognize the compensation expense over the vesting period.

(2)
Amounts in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC 718. The fair value of the option awards is calculated using the Black-Scholes option-pricing model.  See Note 15 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(3)	Mr. Radhakrishnan was appointed as Chief Financial Officer on March 29, 2013 at an annual salary of $240,000.

(4)	Represents payments made to Mr. Radhakrishnan for relocation and temporary housing expenses.

Executive Employment Agreements

Neil K. Warma. We entered into an employment agreement on June 16, 2008 with Neil K. Warma pursuant to which he serves as our President and Chief Executive Officer. Pursuant to the agreement, which automatically renews for 12-month periods, Mr. Warma is currently compensated at the rate of $396,550 per year.  In addition, Mr. Warma is entitled to the following: (i) an annual cash bonus of up to 50% of his base salary based upon milestones to be agreed upon; and (ii) a one-time payment of $50,000 cash and 6,250 shares of our common stock to be issued if and when the closing bid price of our common stock equals or exceeds $16.00 for 20 consecutive trading days.  In addition, we provide Mr. Warma with our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee.  If his employment is terminated by Opexa’s Board without cause, as defined in the agreement, Mr. Warma will be entitled to receive a severance payment equal to 12 months of his base salary plus a payment equal to 30% of base salary in lieu of any potential bonus, in addition any earned but unpaid bonus.  In addition, vesting of stock options will accelerate in full. We will also reimburse Mr. Warma for COBRA expenses for a 12-month period, subject to a cap equal to Opexa’s standard contribution to employee health benefits.  Upon the effectiveness of a change in control, as defined in the agreement, Mr. Warma will receive 18 months of salary and COBRA reimbursement and a payment equal to 45% of base salary in lieu of any potential bonus, in addition to any earned but unpaid bonus.  In addition, all vesting of options will accelerate in full.  Any payment or benefit Mr. Warma might receive upon a change of control which would constitute a “parachute payment” under Section 280G of the Internal Revenue Code will be reduced so as not to trigger excise tax under Section 4999 of such Code.  Mr. Warma’s agreement also provides that for a 12-month period following his termination of employment, he will not engage or participate in any competitive business or solicit or recruit any of Opexa’s employees.  The severance and change of control benefits are subject to Mr. Warma executing and delivering a general release and waiver of claims in favor of Opexa.

Donna R. Rill.  We entered into an amended and restated employment agreement with Donna R. Rill on April 21, 2010 which is effective as of April 1, 2010, pursuant to which Ms. Rill serves as our Chief Development Officer.  This agreement superseded Ms. Rill’s prior agreement.  Ms. Rill is currently compensated at the rate of $240,000 per annum and is eligible to receive an annual discretionary bonus of up to 20% of her base salary per 12-month period, based on the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer.  In addition, Ms. Rill receives our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of her service as an officer and employee. Ms. Rill’s employment may be terminated at any time voluntarily by her or without cause (as defined in the agreement) by the Board.  If her employment is terminated by the Board without cause, Ms. Rill will be entitled to receive a severance payment equal to six months of her base salary and vesting for any unvested stock options will accelerate by six additional months.  The severance benefits are subject to Ms. Rill having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in breach of the employment agreement or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the employment agreement or while receiving the severance benefits.  The timing of any payments to Ms. Rill under the employment agreement is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

Karthik Radhakrishnan.  We entered into an employment offer letter with Karthik Radhakrishnan on March 12, 2013 pursuant to which we appointed Mr. Radhakrishnan as our Chief Financial Officer on March 29, 2013.  Mr. Radhakrishnan is compensated at the rate of $240,000 per annum and is eligible to receive an annual discretionary bonus of up to 35% of his base salary per 12-month period, based on the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer.  In addition, Mr. Radhakrishnan was granted a ten-year stock option to purchase 125,000 shares of Opexa’s common stock that will vest in quarterly increments over a three-year period.  As part of this agreement, Mr. Radhakrishnan was eligible for reimbursement of temporary housing of up to $2,500 per month for a maximum of three months, a several day house hunting-trip and a moving expense allowance of $15,000.  Mr. Radhakrishnan receives our standard benefits and insurance coverage as generally provided to members of our management, as well as contractual indemnification rights by reason of his service as an officer and employee.  Mr. Radhakrishnan’s employment may be terminated at any time voluntarily by him or without cause (as defined in the offer letter) by the Board.  If his employment is terminated by the Board without cause, Mr. Radhakrishnan will be entitled to receive a severance payment equal to six months of his base salary and vesting for any unvested stock options will accelerate by six additional months.  The severance benefits are subject to Mr. Radhakrishnan having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in breach of the offer letter or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the offer letter or while receiving the severance benefits.  The timing of any payments to Mr. Radhakrishnan under the offer letter is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

2013 Grants of Plan Based Awards

The following table presents information regarding stock options granted during the fiscal year ended December 31, 2013 pursuant to our 2010 Stock Incentive Plan to our Named Executive Officers.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards (#/Sh)	Grant Date Fair Value of Stock and Option Awards(3)
Neil K. Warma	11/08/13	-	50,000	$1.88	$92,324
	11/08/13	28,571			$53,713

Karthik Radhakrishnan	03/29/13	-	125,000	$2.34	$285,226

Donna R. Rill	04/29/13		20,000	$1.75	$34,292
	11/08/13	20,000			$37,600
_________________
(1)	The restricted stock awards are time-based and are scheduled to vest on February 28, 2014.

(2)
The option awards are time-based, have a term of ten years and vest quarterly over a three-year period commencing on the date of grant, with the exception of Mr. Warma’s award which vested one-quarter immediately upon grant and the remaining award vests over a period of nine quarters.

(3)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC 718.  The fair value of restricted stock awards is based on the closing price of our common stock on the grant date, and we recognize the compensation expense over the vesting period.  The fair value of option awards is calculated using the Black-Scholes option-pricing model.  See Note 15 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

2013 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2013 for each of the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Neil K. Warma	62,500	—		$4.04	06/16/18	28,571	(4)	$51,999
	37,500	—		$0.88	01/16/19
	25,000	—		$8.20	11/30/19
	17,188	1,562	(1)	$6.24	01/04/21
	25,447	18,176	(1)	$3.80	01/06/22
	18,176	25,447	(2)	$3.80	01/06/22
	23,993	71,978	(2)	$3.80	01/06/22
	16,667	33,333	(3)	$1.88	11/08/23

Karthik Radhakrishnan	31,250	93,750	(1)	$2.34	3/29/23	—		—

Donna R. Rill	1,500	—		$28.00	12/05/15	20,000	(4)	$36,400
	5,845	—		$20.00	04/20/16
	8,000	—		$21.88	06/18/17
	750	—		$4.36	05/06/18
	8,250	—		$4.68	06/26/18
	10,000	—		$0.88	01/16/19
	2,099	—		$1.88	02/06/19
	12,500	—		$8.20	11/30/19
	5,729	521	(1)	$6.24	01/04/21
	5,598	3,999	(1)	$3.80	01/06/22
	4,362	6,107	(2)	$3.80	01/06/22
	5,235	15,704	(2)	$3.80	01/06/22
	3,333	16,667	(1)	$1.75	04/29/23
_________________
(1)	The shares vest quarterly over a three-year period from the grant date.

(2)
The performance-based options began vesting quarterly over a three year-period upon achievement of certain key milestone events.  On September 12, 2012, the first tranche of one-third of the performance option shares commenced three-year quarterly vesting upon achievement of the first key milestone, which was Opexa initiating a clinical trial for Tcelna in SPMS. On February 5, 2013, the second tranche of two-thirds of the performance option shares commenced three-year quarterly vesting upon achievement of the second key milestone, which was Opexa entering into a collaboration, partnership or other strategic arrangement involving rights in the United States for Tcelna.

(3)	25% of the shares vested on the date of the grant, with the balance vesting quarterly in equal amounts at the end of each of the next nine quarters.

(4)	The restricted stock awards are time-based and are scheduled to vest on February 28, 2014.

(5)	Based on the closing market price of Opexa common stock on December 31, 2013.

2013 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	Options Awards(1)		Total

David E. Jorden(2)	—	$18,984	(3)(4)	$18,894
Gail J. Maderis	—	$37,967	(3)(4)	$37,967
Michael S. Richman	—	$37,967	(3)(4)	$37,967
Scott B. Seaman	—	$37,967	(3)(4)	$37,967
________________
(1)
Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC 718.  The fair value was calculated using the Black-Scholes option-pricing model.  See Note 15 to our financial statements included in this annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)	Mr. Jorden served as a director until November 8, 2013 and as Acting Chief Financial Officer until March 29, 2013.

(3)
As compensation for Board services, Messrs. Jorden, Richman and Seaman and Ms. Maderis were issued the following two options on April 29, 2013 to purchase shares of common stock at an exercise price of $1.75 per share, the market value on the date of grant:  (i) an option, with a term of ten years, to purchase 5,000 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on April 29, 2014, subject to continuous service as a director;  and (ii) an option, with a term of the earlier of ten years or upon a change of control of Opexa, to purchase 17,143 shares in lieu of cash compensation for services, with 50% vesting immediately upon grant and the remaining 50% vesting on December 31, 2013, subject to continuous service as a director.  Because Mr. Jorden’s service terminated before the second vesting increment of both option awards, one-half of the option expense was recaptured for the forfeited portion.

(4)
The aggregate number of shares underlying outstanding option awards as of December 31, 2013 was:  Mr. Jorden, 57,789; Ms. Maderis, 35,648 shares; Mr. Richman, 65,302 shares; and Mr. Seaman, 67,177 shares.

 Standard Compensation Arrangements

Employee directors do not receive any compensation for services as a member of our Board. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. As compensation for their services on our Board in 2013, our non-employee directors were issued options to purchase shares of Opexa common stock in lieu of cash compensation. Each option is granted with an exercise price equal to the fair market value of Opexa’s common stock on the date of grant and is issued either fully vested or with a vesting schedule over a period of time up to one year (or up to two years in the case of an initial grant to a new director).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 24, 2014, the number and percentage of outstanding shares of our common stock beneficially owned by:  (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group.  As of February 24, 2014, there were 27,546,058 shares of common stock issued and outstanding.

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

 Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
Beneficial Owners of more than 5%:
Nicholas Zocchi(2)	1,585,000		5.75%

Executive Officers and Directors:
Scott B. Seaman (3)	823,029	(4)	2.96%
Neil K. Warma	291,514	(5)	1.05%
Donna R. Rill	98,337	(6)	*
Karthik Radhakrishnan	89,250	(7)	*
Michael S. Richman	62,802	(8)	*
Gail J. Maderis	33,148	(9)	*

All directors and executive officers as a group (6 persons)**	1,398,080	(10)	4.94%
______________________
*	Less than 1%

**	Includes only current directors and officers serving in such capacity as of the date of the table.

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 Technology Forest Boulevard, The Woodlands, Texas 77381.

(2)
This information is based on the Schedule 13D filed with the SEC on September 27, 2013, by Nicholas Zocchi and Kenilworth Ventures, Inc. Profit Sharing Plan (“Kenilworth”).  Pursuant to the Schedule 13D, Mr. Zocchi has sole voting and investment power over 1,585,000 shares of common stock, including 1,525,000 shares of common stock owned by Kenilworth.  Mr. Zocchi owns 100% of the stock of Kenilworth and is president of Kenilworth.  Mr. Zocchi disclaims beneficial ownership of 10,000 shares of common stock owned by his wife.  The mailing addresses of the beneficial owners are: (i) Mr. Zocchi, 400 South Point Drive, Unit 2405, Miami Beach, FL  33139; and (ii) Kenilworth, 400 South Point Drive, Unit 2401, Miami Beach, FL  33139.

(3)
Scott B. Seaman is a principal of Chaswil, Ltd. (“Chaswil”), the investment manager of Alkek & Williams Ventures, Ltd. (“Ventures”).  Chaswil holds voting power and investment power with respect to Company securities held by Ventures pursuant to a written agreement, and Mr. Seaman has shared voting power and shared investment power over all of the shares of common stock beneficially owned by Ventures. The information in this footnote is primarily based on the Schedule 13D/A filed with the SEC on August 23, 2012, by Ventures, Chaswil, Mr. Seaman, Albert and Margaret Alkek Foundation (the “Foundation”), DLD Family Investments, LLC (“DLD Family”) and certain other reporting persons named therein (the “Foundation 13D”) and other information available to us. The Foundation acts through an investment committee of its board of directors, which includes Mr. Seaman, Charles Williams, Daniel Arnold, Joe Bailey and Ms. Randa Duncan Williams. Mr. Seaman is the executive director of the Foundation and chairman of the investment committee. The investment committee has sole voting and investment power over all of the shares of common stock beneficially owned by the Foundation. However, pursuant to the Foundation 13D, neither the executive director nor any member of the investment committee may act individually to vote or sell shares of common stock held by the Foundation; therefore, the Foundation has concluded that no individual committee member is deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation solely by virtue of the fact that he or she is a member of the investment committee. Additionally, pursuant to the Foundation 13D, the Foundation has concluded that because Mr. Seaman, in his capacity as executive director or chairman of the investment committee, cannot act in such capacity to vote or sell shares of common stock held by the Foundation without the approval of the investment committee, he is not deemed to beneficially own, within the meaning of Rule 13d-3 of the Exchange Act, any shares of common stock held by the Foundation by virtue of his position as executive director or chairman of the investment committee. Ms. Williams is the principal of DLD Family and she may be deemed to exercise voting and investment power with respect to such shares held by DLD Family.  Pursuant to the Foundation 13D, the Foundation, Ventures, Chaswil, Mr. Seaman and certain other reporting persons named therein may be deemed to constitute a group for purposes of Section 13(d) or Section 13(g) of the Exchange Act. However, the Foundation, Ventures, Chaswil and Mr. Seaman expressly disclaim (i) that, for purposes of Section 13(d) or Section 13(g) of the Exchange Act, they are a member of a group with respect to securities of Opexa held by certain other reporting persons named therein and (ii) that they have agreed to act together with certain other reporting persons named therein other than as described in the Foundation 13D.  Each reporting person disclaims beneficial ownership with respect to all other shares of common stock other than those securities whereby the reporting person possesses sole voting power and sole dispositive power.  The mailing address of the beneficial owner is 1100 Louisiana, Suite 5250, Houston, Texas 77002.

(4)
Consisting of: (i) 518,708 shares of common stock held by Ventures; (ii) 175,781 shares of common stock underlying Series I warrants held by Ventures; (iii) 22,950 shares of common stock underlying Series K warrants held by Ventures; (iv) 40,913 shares of common stock held by Mr. Seaman; and (v) 64,677 shares of common stock underlying currently exercisable stock options held by Mr. Seaman.

(5)
Consisting of: (i) 17,315 shares of common stock; (ii) 28,571 shares of restricted stock; (iii) 5,273 shares of common stock underlying Series I Warrants; (iv) 688 shares of common stock underlying Series K Warrants; and (v) 239,667 shares of common stock underlying currently exercisable stock options.

(6)	Consisting of: (i) 402 shares of common stock; (ii) 20,000 shares of restricted stock; and (iii) 77,935 shares of common stock underlying currently exercisable stock options.

(7)	Consisting of: (i) 58,000 shares of common stock; and (ii) 31,250 shares of common stock underlying currently exercisable stock options.

(8)	Consisting of: 62,802 shares of common stock underlying currently exercisable stock options.

(9)	Consisting of: 33,148 shares of common stock underlying currently exercisable stock options.

(10)
Consisting of: (a) the following held by Mr. Seaman or for which Mr. Seaman may be deemed to have voting and investment power: (i) 518,708 shares of common stock held by Ventures; (ii) 175,781 shares of common stock underlying Series I warrants held by Ventures; (iii) 22,950 shares of common stock underlying Series K warrants held by Ventures; (iv) 40,913 shares of common stock held by Mr. Seaman; and (v) 64,677 shares of common stock underlying currently exercisable stock options held by Mr. Seaman; (b) the following held by Mr. Warma: (i) 17,315 shares of common stock; (ii) 28,571 shares of restricted stock; (iii) 5,273 shares of common stock underlying Series I Warrants; (iv) 688 shares of common stock underlying Series K Warrants; and (v) 239,667 shares of common stock underlying currently exercisable stock options; (c) the following held by Ms. Rill: (i) 402 shares of common stock; (ii) 20,000 shares of restricted stock; and (iii) 77,935 shares of common stock underlying currently exercisable stock options; (d) 58,000 shares of common stock and 31,250 shares of common stock underlying currently exercisable stock options held by Mr. Radhakrishnan; (e) 62,802 shares of common stock underlying currently exercisable stock options held by Mr. Richman; and (f) 33,148 shares of common stock underlying currently exercisable stock options held by Ms. Maderis.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

In July 2012, we issued an aggregate of $4.085 million in principal amount of 12% convertible secured promissory notes in a private offering of notes and warrants to purchase shares of our common stock pursuant to a Note Purchase Agreement dated July 25, 2012 (the “July 2012 Notes”).  The July 2012 Notes were originally scheduled to mature on July 25, 2014.  Interest accrued at the rate of 12% per annum, compounded annually and was payable semi-annually on June 30 and December 31 in either cash or registered shares of our common stock at our election.  The July 2012 Notes were secured by substantially all of our tangible and intangible assets, and $1,000,000 of the proceeds was originally held in a controlled account of which  Alkek & Williams Ventures Ltd. acted as the collateral agent for the noteholders.  The July 2012 Notes were convertible into a new class of non-voting Series A convertible preferred stock, subject to certain limitations and adjustments, which was ultimately convertible into common stock.  The warrants have an exercise price of $2.56 per share, a five-year term and are exercisable for 112.5% of the number of shares of common stock into which the July 2012 Notes are ultimately convertible, subject to certain limitations and adjustments.  The investors have certain registration rights relating to the shares of common stock underlying the Series A convertible preferred stock and the warrants.

Entities affiliated with director Scott B. Seaman invested an aggregate of $1.3 million, and July 2012 Notes and warrants to purchase common stock were issued to investors with which he is affiliated in the following amounts:

	Principal	Number of Shares
	Amount of Note	Subject to Warrant
Alkek & Williams Ventures Ltd.	$500,000	175,781
Albert and Margaret Alkek Foundation	$300,000	105,469
DLD Family Investments, LLC	$500,000	175,781

See footnote 3 to the “Beneficial Ownership Table” for a description of the relationship between and among Mr. Seaman and each of these investors.

Former director David E. Jorden and director and executive officer Neil K. Warma also participated in the July 2012 Note offering and invested $115,000 and $15,000, respectively, and were issued warrants to purchase 40,429 and 5,273 shares, respectively.

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

We issued an aggregate 123,231 shares of our common stock to holders of the July 2012 Notes in payment of accrued interest on July 1, 2013 of which entities affiliated with Mr. Seaman were issued an aggregate of 50,297 shares.  Mr. Jorden and Mr. Warma were issued 4,450 and 581 shares, respectively.

On September 23, 2013, we entered into an amendment with certain holders of the July 2012 Notes with respect to certain terms relating to conversion of the Notes.  Pursuant to such Omnibus Amendment to All Outstanding 12% Convertible Secured Promissory Notes of Opexa Therapeutics, Inc. and Associated Registration Rights Agreement (the “Note Amendment”), all outstanding July 2012 Notes and the related registration rights agreement were amended such that, in addition to the existing conversion arrangements, the July 2012 Notes became convertible at our election directly into shares of common stock (rather than any intermediate conversion to shares of Series A convertible preferred stock) at a conversion price of not less than $1.50 nor more than $2.25, based on the most recent closing market price of our common stock on the NASDAQ Stock Market at the time of our election to convert the July 2012 Notes (including any accrued but unpaid interest through the conversion date) into shares of common stock.  Pursuant to the Note Amendment, upon conversion of the Notes into common stock, we covenanted to promptly file a Form S-3 registration statement to register for resale the shares of common stock issued upon conversion of the July 2012 Notes and to use commercially reasonable efforts to cause such registration statement to be declared effective.  July 2012 Notes in the aggregate principal amount of $3.185 million were outstanding at the time of the Note Amendment.  The Note Amendment was approved by requisite holders of more than 75% of the outstanding Notes, thereby amending all outstanding July 2012 Notes and the related registration rights agreement.

On September 24, 2013, we converted the outstanding balance of principal and accrued interest under the July 2012 Notes as of such date of $3,275,053 into an aggregate of 1,714,697 shares of common stock at a conversion price of $1.91, which was the most recent closing market price of our common stock on the NASDAQ Stock Market when we effected such conversion.  July 2012 Notes held by investors affiliated with Mr. Seaman were converted into an aggregate of 699,874 shares of common stock, and July 2012 Notes held by Messrs. Jorden and Warma were converted into 61,912 and 8,076 shares of common stock, respectively. As a result of our conversion of all outstanding July 2012 Notes into shares of common stock, a security interest in all of our assets was released, as well as $500,000 in restricted cash.  An independent special committee of our Board reviewed and recommended approval by the Board of the terms of the Note Amendment and the conversion of the July 2012 Notes into common stock.

Mr. Jorden participated in a private offering on January 23, 2013 with certain other accredited investors who purchased an aggregate of $650,000 in principal amount of our unsecured convertible promissory notes and warrants to purchase shares of our common stock.  Mr. Jorden invested $100,000 in the offering and received a warrant to purchase 37,500 shares of common stock.  The notes were originally scheduled to mature on January 23, 2014 and accrued interest at the rate of 12% per annum, compounded annually.  Interest was payable quarterly beginning March 31, 2013 in cash.  The notes were convertible into common stock at the option of the investors at a price of $1.298125 per share, subject to certain limitations.  Fifty percent of the initial principal amount (less any amount of such principal that has otherwise been prepaid or converted) was payable by us five business days following our receipt of an aggregate of at least $5 million in proceeds from the sale of our equity securities and/or as payments from one or more partners or potential partners in return for granting a license, other rights, or an option to license or otherwise acquire rights with respect to Tcelna.  The remaining principal was payable five business days following our receipt of an aggregate of at least $7.5 million in proceeds from the sale of our equity securities and/or as payments from one or more partners or potential partners in return for granting a license, other rights, or an option to license or otherwise acquire rights with respect to Tcelna.  Upon receipt of the upfront payment of $5 million from Merck in February 2013, we repaid $550,000 principal amount of the notes plus accrued interest and converted the remaining $100,000 principal amount into shares of our common stock pursuant to an investor’s election to convert into equity. The warrants have an exercise price of $1.24 per share, a five-year term and are exercisable for a maximum of an aggregate of 243,750 shares of common stock, subject to certain limitations.

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

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Gail J. Maderis	X	X	X	X
Michael S. Richman	X	X	X	X
Scott B. Seaman	X	X	X	X

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by MaloneBailey, LLP for services performed during our last two fiscal years.

	Years Ended December 31,
	2013		2012
Audit fees(1)	$45,000	(2)	$60,000	(3)
Tax fees(4)	—		2,250
All other fees(5)	46,000		19,775

	$91,000		$82,025

_______________
(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the issuance of consents and other matters relating to registration statements filed by us.

(2)	$15,000 of the $30,000 of total fees for the audit of the financial statements included in our 2012 annual report on Form 10-K were paid in December 2012.
(3)	$15,000 of the $30,000 of total fees for the audit of the financial statements included in our 2012 annual report on Form 10-K were paid in December 2011.
(4)	Tax fees include professional services relating to preparation of the annual tax return.
(5)	Other fees include professional services for review of various filings and issuance of consents.

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

2.1
Stock Purchase Agreement by and among Sportan United Industries, Inc., Jason G. Otteson, PharmaFrontiers Corp., Warren C. Lau and other PharmaFrontiers shareholders, dated May 5, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2004, File No. 000-25513).

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

4.3	Form of Series G Warrant issued on April 14, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 16, 2009).

4.4
Form of Securities Purchase Agreement dated as of December 9, 2009 by and between Opexa Therapeutics, Inc. and each investor signatory thereto for Unit offering of Common Stock and Series A and Series B Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.5		Form of Common Stock Purchase Warrant for Series A and Series B Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.6		Form of Series H Warrant issued on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

4.7		Form of Series I Warrant issued on July 25, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.8		Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.9		Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.10		Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.11
Form of Securities Purchase Agreement, dated as of February 7, 2013, by and between Opexa Therapeutics, Inc. and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.1	+
Opexa Therapeutics, Inc. June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C filed on June 29, 2004, File No. 000-25513).

10.2	+
Certificate of Amendments to the Opexa Therapeutics, Inc. June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 5, 2010).

10.3	+	Opexa Therapeutics, Inc. 2010 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.4	+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 22, 2010).

10.5	+
Employment Agreement dated June 16, 2008 by and between Opexa Therapeutics, Inc. and Neil K. Warma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.6	+
Amended and Restated Employment Agreement entered into on April 21, 2010 by and between Opexa Therapeutics, Inc. and Donna R. Rill (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2010).

10.7	+
Offer Letter, effective March 29, 2013, by and between Opexa Therapeutics, Inc. and Karthik Radhakrishnan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

10.8
License Agreement dated September 5, 2001 by and between Opexa Therapeutics, Inc. and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005, File No. 000-25513).

10.9
Lease dated August 19, 2005 by and between Opexa Therapeutics, Inc. and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006, File No. 000-25513).

10.10
License Agreement dated January 13, 2006 by and between Opexa Therapeutics, Inc. and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (Amendment No. 1) filed February 9, 2006, File No. 333-126687).

10.11
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

10.18
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

10.19
Sales Agreement, dated September 6, 2012, by and between Opexa Therapeutics, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012).

10.20
$15.0 million Purchase Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.21
$1.5 million Purchase Agreement, dated as of November 5, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.22
Registration Rights Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2012).

10.23
Form of unsecured 12% Convertible Promissory Note issued to investors on January 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

10.24	#
Option and License Agreement, dated February 4, 2013, by and between Ares Trading SA, a wholly owned subsidiary of Merck Serono S.A., and Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

21.1		List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

23.1	*
Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP, dated February 27, 2014 to the incorporation by reference of their report dated February 27, 2014 in the Company’s Registration Statements on Form S-8, S-3 and S-1.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*
Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

______________
*	Filed herewith
+	Management contract or compensatory plan or arrangement.
#	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer Date: February 27, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Neil K. Warma	President, Chief Executive Officer and	February 27, 2014
Neil K. Warma	Director (Principal Executive Officer)

/s/ Karthik Radhakrishnan	Chief Financial Officer and Director	February 27, 2014
Karthik Radhakrishnan	(Principal Financial and Accounting Officer)

/s/ Gail J. Maderis	Director	February 27, 2014
Gail J. Maderis

/s/ Michael S. Richman	Director	February 27, 2014
Michael S. Richman

/s/ Scott B. Seaman	Director	February 27, 2014
Scott B. Seaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opexa Therapeutics, Inc.
(a development stage company)
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Opexa Therapeutics, Inc. and its subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended and for the period from January 22, 2003 (Inception) through December 31, 2013. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opexa Therapeutics, Inc. and its subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended and for the period from January 22, 2003 (Inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
February 27, 2014

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$23,644,542	$592,004
Other current assets	1,122,576	1,077,546

Total current assets	24,767,118	1,669,550
Property & equipment, net of accumulated depreciation of $1,718,477 and $1,494,510, respectively	1,295,024	1,265,041
Restricted cash	—	1,000,000
Deferred financing costs, net of amortization of $0 and $58,639, respectively	—	211,479
Other long term assets	177,666	—
Total assets	$26,239,808	$4,146,070

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$696,155	$412,096
Accrued expenses	1,232,990	473,879
Deferred revenue	1,395,348	—
Total current liabilities	3,324,493	885,975

Long term liabilities:
Convertible debt, net of unamortized discount of $0 and $3,136,342, respectively	—	318,658
Convertible debt – related parties, net of unamortized discount of $0 and $571,895, respectively	—	58,105
Deferred revenue	2,338,041	—
Total liabilities	5,662,534	1,262,738
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 27,546,058 and 6,249,369 shares issued and outstanding	275,461	62,494
Additional paid in capital	146,569,758	112,432,458
Deficit accumulated during the development stage	(126,267,945)	(109,611,620)
Total stockholders’ equity	20,577,274	2,883,332
Total liabilities and stockholders’ equity	$26,239,808	$4,146,070

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2013 and 2012 and the
Period from January 22, 2003 (Inception) to December 31, 2013

	2013	2012	Inception through 2013
Revenue:
Option revenue	$1,266,611	$—	$1,266,611

Research and development	9,181,090	6,318,476	85,678,441
General and administrative	3,670,769	2,508,541	33,788,385
Depreciation	335,597	303,677	1,985,755
Loss on disposal of fixed assets	2,161	3,097	515,506
Operating loss	(11,923,006)	(9,133,791)	(120,701,476)
Interest income	14,985	280	1,373,682
Other income and expense, net	37,910	—	699,056
Loss on extinguishment of debt	(2,518,912)	—	(906,472)
Gain on derivative instruments	—	552,978	1,941,826
Gain on sale of technology	—	—	3,000,000
Interest expense	(2,267,302)	(350,300)	(11,674,561)
Net loss	$(16,656,325)	$(8,930,833)	$(126,267,945)
Basic and diluted loss per share	$(1.25)	$(1.54)
Weighted average shares outstanding	13,332,350	5,785,372

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Period from January 22, 2003 (Inception) through December 31, 2013

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

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
Period from January 22, 2003 (Inception) through December 31, 2013

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Cumulative change in derivative liability	—	—	10,658,496	(4,001,820)	6,656,676
Option expense	—	—	1,876,103	—	1,876,103
Warrant expense	—	—	845,275	—	845,275
Net loss	—	—	—	(14,667,367)	(14,667,367)
Balances at December 31, 2007	1,674,192	837,097	79,009,308	(77,712,820)	2,133,585
Shares issued for:
cash, net of offering costs	1,375,968	687,984	7,963,595	—	8,651,579
services	11,300	5,650	43,315	—	48,965
Issuance of warrants for cash	—	—	603,850	—	603,850
Option expense	—	—	1,901,570	—	1,901,570
Net loss	—	—	—	(11,852,152)	(11,852,152)
Balances at December 31, 2008	3,061,460	1,530,731	89,521,638	(89,564,972)	1,487,397
Cumulative effect of change in accounting principle			(1,976,457)	1,755,622	(220,835)
Par value adjustment	—	(1,500,117)	1,500,117	—	—
Reduction in derivative liability	—	—	587,609	—	587,609
Discount on convertible notes	—	—	439,493	—	439,493
Discount on warrants	—	—	37,453	—	37,453
Shares issued for:
cash, net of offering costs	637,500	6,375	4,682,790	—	4,689,165
exercise of options	15,100	151	63,453	—	63,604
exercise of warrants	154,991	1,550	1,073,385	—	1,074,935
Option expense	—	—	650,249	—	650,249
Net loss	—	—	—	(1,433,922)	(1,433,922)
Balances at December 31, 2009	3,869,051	38,690	96,579,730	(89,243,272)	7,375,148
Conversion of convertible notes	690,045	6,900	1,373,191	—	1,380,091
Shares issued for:
services	13,750	138	64,212	—	64,350
exercise of options	35,380	354	109,287	—	109,641
exercise of warrants	8,500	85	(85)	—	—
Option expense	—	—	508,550	—	508,550
Net loss	—	—	—	(5,469,067)	(5,469,067)
Balances at December 31, 2010	4,616,726	46,167	98,634,885	(94,712,339)	3,968,713
Shares issued for:
cash, net of offering costs	1,132,726	11,328	8,606,829	—	8,618,157
services	12,576	126	86,902	—	87,028
Option expense	—	—	489,914	—	489,914
Net loss	—	—	—	(5,968,448)	(5,968,448)
Balances at December 31, 2011	5,762,028	57,621	107,818,530	(100,680,787)	7,195,364
Write off of derivative liability	—	—	1,761,657	—	1,761,657
Discount related to beneficial conversion feature	—	—	1,497,634	—	1,497,634
Shares issued for:
initial commitment on Lincoln Park $1.5 million share purchase agreement	56,507	565	148,566	—	149,131
cash, net of offering costs	267,610	2,676	331,294	—	333,970
accrued interest	163,224	1,632	184,051		185,683
Option expense	—	—	690,726	—	690,726
Net loss	—	—	—	(8,930,833)	(8,930,833)
Balances at December 31, 2012	6,249,369	62,494	112,432,458	(109,611,620)	2,883,332

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY — (Continued)
Period from January 22, 2003 (Inception) through December 31, 2013

	Common Stock		Additional
			Paid in	Accumulated
	Shares	Par	Capital	Deficit	Total
Conversion of convertible notes	2,079,960	20,799	4,254,254	—	4,275,053
Discount related to beneficial conversion feature	—	—	141,829	—	141,829
Discount on warrants attached to debt	—	—	195,969	—	195,969
Shares issued for:
cash, net of offering costs	19,013,952	190,140	28,157,960	—	28,348,100
commitment on Lincoln Park $1.5 million share purchase agreement	975	10	1,224	—	1,234
accrued interest	123,231	1,232	187,311	—	188,543
restricted stock awards	78,571	786	69,113	—	69,899
Warrant expense	—	—	219,553	—	219,553
Option expense	—	—	910,087	—	910,087
Net loss	—	—	—	(16,656,325)	(16,656,325)
Balances at December 31, 2013	27,546,058	$275,461	$146,569,758	$(126,267,945)	$20,577,274

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013 and 2012 and the
Period from January 22, 2003 (Inception) to December 31, 2013

	2013	2012	Inception through 2013
Cash flows from operating activities
Net loss	$(16,656,325)	$(8,930,833)	$(126,267,945)
Adjustments to reconcile net loss to net cash used in operating activities
Stock payable for acquired research and development	—	—	112,440
Stock issued for acquired research and development	—	—	26,286,589
Stock issued for services	69,899		2,131,642
Stock issued for debt in excess of principal	—	—	109,070
Amortization of discount on notes payable due to warrants and beneficial conversion feature	1,613,354	104,032	8,470,084
Loss on extinguishment of debt	2,518,912	—	906,472
Depreciation	335,597	303,677	1,985,755
Amortization of debt financing costs	125,248	58,639	708,265
Option and warrant expense	1,129,640	690,726	17,395,573
Gain on derivative instruments	—	(552,978)	(1,941,826)
Loss on disposal of fixed assets	2,161	3,097	515,506
Changes in:
Other current assets	104,051	(611,607)	(1,049,002)
Accounts payable – third parties and related parties	147,923	(71,410)	(12,728)
Accrued expenses	928,549	83,018	1,533,787
Other assets	(177,667)	—	(177,667)
Deferred revenue	3,733,389	—	3,733,389
Net cash used in operating activities	(6,125,269)	(8,923,639)	(65,560,596)
Cash flows from investing activities
Purchase of property & equipment	(259,224)	(550,389)	(2,481,423)
Restricted cash	1,000,000	(1,000,000)	—
Net cash used in investing activities	740,776	(1,550,389)	(2,481,423)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	28,484,878	381,309	77,938,675
Common stock repurchased and canceled	—	—	(325)
Proceeds from exercise of warrants and options	—	—	1,248,588
Proceeds from third party debt	550,000	3,455,000	13,288,184
Proceeds from related party debt	100,000	630,000	730,000
Deferred financing and offering costs	(147,847)	(509,492)	(657,339)
Repayment on related party notes payable	(100,000)	—	(100,000)
Repayments on notes payable	(450,000)	—	(761,222)
Net cash provided by financing activities	28,437,031	3,956,817	91,686,561
Net change in cash and cash equivalents	23,052,538	(6,517,211)	23,644,542
Cash and cash equivalents at beginning of period	592,004	7,109,215	—
Cash and cash equivalents at end of period	$23,644,542	$592,004	$23,644,542

Cash paid for:
Income tax	$—	$—	$—
Interest	19,648	1,946	174,757

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	—	—	147,733
Issuance of common stock for accrued interest	188,543	185,683	977,830
Issuance of warrants to placement agent	—	—	37,453
Conversion of notes payable to common stock	4,275,053	—	11,985,033
Conversion of accrued liabilities to common stock	—	—	197,176
Conversion of accounts payable to note payable	—	—	93,364
Discount on convertible notes relating to:
Warrants	195,969	2,314,635	6,170,341
Beneficial conversion feature	141,829	1,497,634	3,444,982
Stock attached to notes	—	—	1,287,440
Fair value of derivative instrument	—	—	4,680,220
Derivative reclassified to equity	—	1,761,657	2,349,266
Unpaid additions to property and equipment	108,516	7,812	108,516
Amortization of deferred offering costs to paid-in capital	—	47,339	47,339
Shares issued as deferred offering costs	1,234	149,131	150,365
Unpaid offering costs	136,776	—	136,776

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Opexa Therapeutics, Inc. (“Opexa” or “the Company”) was initially incorporated as Sportan United Industries, Inc. (“Sportan”) in Texas in March 1991. In June 2004, PharmaFrontiers Corp. (“PharmaFrontiers”) was acquired by Sportan in a transaction accounted for as a reverse acquisition. PharmaFrontiers’ shareholders were issued Sportan shares in exchange for all of the outstanding common shares of PharmaFrontiers. Concurrent with the transaction, Sportan changed its name to PharmaFrontiers. During its development stage as a biopharmaceutical company, PharmaFrontiers acquired the worldwide exclusive license to a stem cell technology developed at Argonne National Laboratory, a U.S. Department of Energy Laboratory operated by the University of Chicago, in which adult multi-potent stem cells are derived from monocytes obtained from the patient’s own blood (the “Stem Cell License”). A patent application was filed in November 2003 with the United States Patent and Trade Office regarding the technology involved in the Stem Cell License. The initial focus for this technology is the further development of this monocyte-derived stem cell technology as a platform for the in vitro generation of highly specialized cells for potential application in autologous cell therapy for patients with diabetes mellitus (the “Diabetes Program”).

 In October 2004, PharmaFrontiers acquired all of the outstanding stock of Opexa Pharmaceuticals, Inc. (“Opexa Pharmaceuticals”), a biopharmaceutical company that previously acquired the exclusive worldwide license from Baylor College of Medicine to an patient specific, autologous T-cell immunotherapy, Tcelna® (formerly known as Tovaxin), for the initial treatment of multiple sclerosis (MS). In June 2006, the Company changed its name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp. and, in January 2007, Opexa Therapeutics, Inc., the parent, merged with its wholly owned subsidiary, Opexa Pharmaceuticals with Opexa Therapeutics, Inc. being the surviving company.

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

The consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”).  Opexa Hong Kong was formed in the Hong Kong Special Administrative Region during 2012 in order to facilitate potential development collaborations in the pan-Asian region.  Presently, Opexa Hong Kong has not entered into any agreements and has not recognized any revenues as of December 31, 2013. All intercompany transactions and balances between Opexa and Opexa Hong Kong are eliminated in consolidation.

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

Certain Risks and Concentrations. Opexa is exposed to risks associated with foreign currency transactions insofar as it has used U.S. dollars to fund Opexa Hong Kong’s bank account denominated in Hong Kong dollars.  As the net position of the unhedged Opexa Hong Kong bank account fluctuates, Opexa’s earnings may be negatively affected.  In addition, the reported carrying value of the Company’s Hong Kong dollar-denominated assets and liabilities that remain in Opexa Hong Kong will be affected by fluctuations in the value of the U.S. dollar as compared to the Hong Kong dollar.  Opexa currently does not utilize forward exchange contracts or any type of hedging instruments to hedge foreign exchange risk as Opexa believes that its overall exposure is relatively limited.  As of December 31, 2013, Opexa Hong Kong reported cash and cash equivalents of $10,805 in converted U.S. dollars and does not have any reported liabilities in the consolidated balance sheets.

Revenue Recognition.  Opexa recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Agreement”) with Ares Trading SA (“Merck”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck has an option to acquire an exclusive, worldwide (excluding Japan) license of the Company’s Tcelna program for the treatment of multiple sclerosis (“MS”).  Tcelna is currently in a Phase IIb clinical trial in patients with Secondary Progressive MS (“SPMS”). The option may be exercised by Merck prior to or upon the Company’s completion of the Phase IIb Trial.

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

Deferred costs.  Opexa incurs costs in connection with a debt or equity offering or in connection with the proceeds pursuant to an execution of a strategic agreement.  These costs are recorded as deferred offering or deferred financing costs in the consolidated balance sheets.  Such costs may consist of legal, accounting, underwriting fees and other related items incurred through the date of the debt or equity offering or the date of the execution of the strategic agreement.  Costs in connection with a debt offering are amortized to interest expense over the term of the note instrument.  Costs in connection with the execution of a strategic agreement in which an initial upfront payment is received are offset to the gain recognized in the consolidated statements of operations. Additional paid in capital includes costs recorded as an offset to proceeds in connection with the completion of an equity offering.

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

Stock-Based Compensation. Opexa accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting is over a 3-year period). Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Research and Development. Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development.  Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. In instances in which the Company enters into agreements with third parties for research and development activities, Opexa may prepay fees for services at the initiation of the contract. Opexa records the prepayment as a prepaid asset in the consolidated balance sheets and amortizes the asset into research and development expense in the consolidated statements of operations over the period of time the contracted research and development services are performed.  Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or deliverables. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Research and development expense for the years ended December 31, 2013 and 2012 was $9,181,090 and $6,318,476, respectively.

Foreign Currency Translation and Transaction Gains and Losses.  Opexa records foreign currency translation adjustments and transaction gains and losses in accordance with FASB ASC 830, Foreign Currency Matters.  For the Company’s operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of stockholders’ equity, except for intercompany transactions that are of a short-term nature with Opexa Hong Kong that are consolidated, combined or accounted for by the equity method in Opexa’s consolidated financial statements. Opexa Hong Kong has transactions in Hong Kong dollars. Opexa records transaction gains and losses in its consolidated statements of operations related to the recurring measurement and settlement of such transactions.  For the year ended December 31, 2013, Opexa did not record any gains and losses resulting from the translation of the functional currency into U.S. dollars and thus did not report any cumulative foreign currency translation adjustments in stockholders’ equity in the consolidated balance sheets.

Net Loss per Share.  Basic and diluted net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants, unvested share awards and convertible securities.

NOTE 2—CASH AND CASH EQUIVALENTS

As of December 31, 2013, Opexa invested approximately $23.5 million in a savings account. For the year ended December 31, 2013, the savings account recognized an average market yield of 0.16%.  Interest income of $14,985 was recognized for the year ended December 31, 2013 in the consolidated statements of operations.

As of December 31, 2013 and 2012, Opexa invested approximately $24,500 in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. For the years ended December 31, 2013 and 2012, the money market fund recognized an average market yield of 0.01%. Interest income of $280 was recognized for the year ended December 31, 2012 in the consolidated statements of operations.

Opexa issued a total of $4,085,000 in principal amount of convertible secured promissory notes to related parties and third parties on July 25, 2012 (see Note 9 and Note 10).  As part of the security interest granted by Opexa to the investors, $1.0 million of the proceeds were required to be maintained in an account subject to a deposit account control agreement while the notes were outstanding.  As of December 31, 2012, the $1.0 million balance in the controlled account was reported as restricted cash in the consolidated balance sheets. Pursuant to a waiver executed by the holders of in excess of two-thirds of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to the deposit control agreement was reduced to $500,000 on January 29, 2013. In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of the Company’s common stock (see Note 15). Pursuant to the Notes’ amendment and the Company’s subsequent conversion of all outstanding July 2012 Notes into shares of common stock on September 24, 2013 (see Note 9), the deposit control agreement was terminated which reduced restricted cash to $0 as of December 31, 2013.

NOTE 3—OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2013 and 2012:

Description	2013	2012
Supplies inventory	$673,044	$604,179
Deferred offering costs	134,518	341,166
Prepaid expenses	315,014	132,201
	$1,122,576	$1,077,546

Supplies inventory at December 31, 2013 and 2012 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. Opexa amortizes these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the course of the clinical study.

Deferred offering costs at December 31, 2013 and 2012 include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $1.5 million in shares of its common stock, subject to certain conditions and limitations.  As of December 31, 2013 and 2012, the remaining costs of $134,518 and $159,462, respectively, in connection with the implementation of the $1.5 million Purchase Agreement remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the $1.5 million Purchase Agreement, the capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at December 31, 2012 also include costs incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations. At December 31, 2012, deferred offering costs of $79,732 in connection with the implementation of the $15.0 million Purchase Agreement were capitalized and included in other current assets in the consolidated balance sheets.  As of December 31, 2013, deferred offering costs of $103,636 in connection with the implementation of the $15.0 million Purchase Agreement are capitalized and included in other long term assets in the consolidated balance sheets (see Note 6).

Deferred offering costs at December 31, 2012 also include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in September 2012 pursuant to which Opexa could sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of December 31, 2012, the deferred offering costs of $101,972 in connection with the implementation of the ATM Agreement were capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of any shares of common stock under the ATM Agreement, the capitalized costs were offset against the proceeds of such sales of shares of common stock.  During December 2013, the remaining costs in connection with the implementation of the ATM Agreement were charged to general and administrative expense in the consolidated statements of operations as the Company determined that the ATM Agreement would need to be refreshed with a successor sales agent to the original sales agent.

Prepaid expenses at December 31, 2013 and 2012 also include costs incurred from third parties in connection with the Merck Agreement (see Note 1).  As of December 31, 2013, the remaining costs of $44,069 in connection with the Merck Agreement that are expected to be amortized over the upcoming twelve month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $74,030 in connection with the Merck Agreement that are expected to be amortized beyond the upcoming twelve month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 6).

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2013 and 2012:

Description	Life	2013	2012
Computer equipment	3 years	$121,921	$121,129
Office furniture and equipment	5-7 years	245,297	274,438
Software	3 years	121,378	149,867
Laboratory equipment	7 years	1,270,858	1,020,158
Leasehold improvements	10 years	665,158	622,772
Manufacturing equipment	7 years	588,889	571,187
Subtotal		3,013,501	2,759,551
Less: accumulated depreciation		(1,718,477)	(1,494,510)
Property and equipment, net		$1,295,024	$1,265,041

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to ten years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense to the consolidated statements of operations as incurred. Depreciation expense totaled $335,597 and $303,677 for the years ended December 31, 2013 and 2012, respectively.

NOTE 5- DEFERRED FINANCING COSTS

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

NOTE 6—OTHER LONG TERM ASSETS

Other long term assets at December 31, 2013 include deferred offering costs of $103,636 which were incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations.

Other long term assets at December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 1) amount to $74,030 that are expected to be amortized beyond the upcoming twelve month period.

NOTE 7- DEFERRED REVENUE

On February 4, 2013, Opexa entered into the Merck Agreement (see Note 1). Opexa received an upfront payment of $5 million for granting the option. As a “stand-alone value” term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Phase IIb clinical trial in SPMS.  Opexa includes the unrecognized portion of the $5 million as deferred revenue on the consolidated balance sheets.

NOTE 8—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2013 and 2012, Opexa had approximately $76 million and approximately $63 million of unused net operating losses, respectively, available for carry forward to future years. The unused net operating losses begin to expire at December 31, 2024. At December 31, 2013 and 2012, Opexa’s deferred tax asset resulting from its cumulative NOLs amounted to $25,845,467 and $23,678,228, respectively which is covered by a full valuation allowance due to uncertainty of Opexa’s ability to generate future taxable income necessary to realize the related deferred tax asset. Also at December 31, 2013 and 2012, Opexa has approximately $5.7 million of research and development tax credits available to offset future income which is also covered by a full valuation allowance.

NOTE 9—CONVERTIBLE PROMISSORY NOTES

On July 25, 2012, Opexa issued a total of $4,085,000 in principal amount of secured convertible promissory notes (the “Notes” or the “July 2012 Notes”) to third parties and related parties (collectively, the “Noteholders”), of which an aggregate of $630,000 was issued to related parties (See Note 10). The Notes were originally scheduled to mature on July 25, 2014 and accrued interest at the rate of 12% per annum, compounded annually. Interest was payable semi-annually on June 30 and December 31 in either cash or registered shares of common stock, at Opexa’s election. The Notes were secured by substantially all of Opexa’s assets and were convertible into a new class of non-voting Series A convertible preferred stock. The Notes could be converted into Series A convertible preferred stock at the option of the investors at a price of $100.00 per share, subject to certain limitations and adjustments. Additionally, Opexa could elect to convert the Notes into Series A convertible preferred stock if (i) Opexa’s common stock closed at or above $10.00 per share for 20 consecutive trading days or (ii) Opexa achieved certain additional funding milestones to continue its clinical trial program. These milestones included (x) executing a strategic agreement with a partner or potential partner by which Opexa will receive a minimum of $5 million to partially fund, or an option to partner with Opexa for, its Phase II clinical trial for Tcelna in patients with SPMS and (y) receiving a minimum of $25 million in additional capital (including the Note offering proceeds) from any partner, potential partner or any other source.

The Series A convertible preferred stock accrued dividends at the rate of 8% per annum, which are cumulative and payable semi-annually on June 30 and December 31 in either cash or registered shares of common stock at Opexa’s election. The Series A convertible preferred stock had a liquidation preference of $100.00 per share, entitling holders to payment from the assets of the Company available for distribution to its shareholders before any payment is made to the holders of the common stock. The Series A convertible preferred stock participated in any dividends or other distributions on shares of common stock (other than dividends payable in shares of common stock) along with the common stock.  As a result of anti-dilution adjustments following the November 2012 sale of shares of Opexa’s common stock, the Series A convertible preferred stock was convertible into shares of the Company’s common stock at a price of $3.12 per share (the floor price), subject to certain limitations and conditions, and up to 1,308,236 shares of common stock were issuable if all 12% convertible secured promissory notes issued in the July 2012 financing and outstanding at December 31, 2012 were converted to Series A convertible preferred stock and such stock is then converted into common stock. Additionally, Opexa could elect to convert the Series A convertible preferred stock into common stock if the Company’s common stock closes at or above $16.00 per share for 20 consecutive trading days. As of December 31, 2013 and 2012, no shares of Series A convertible preferred stock were outstanding.

As part of the security interest in all of the Company’s assets granted to the Noteholders, $1.0 million of the proceeds was originally maintained in a controlled account (see Note 2).  During the year ended December 31, 2013, the restricted cash was reduced to $0 and the controlled account was terminated.

The Notes were analyzed at issuance for a beneficial conversion feature and Opexa concluded that a beneficial conversion feature exists. The beneficial conversion feature was measured using the commitment-date stock price and was determined to be $1,497,634, of which $230,969 was attributable to related parties.  During the year ended December 31, 2012, the Company recorded $1,497,634 as a debt discount and this amount was amortized to interest expense in the consolidated statements of operations over the term of the Notes. Opexa also analyzed the Notes for derivative accounting consideration and determined that derivative accounting does not apply.

In connection with the issuance of the Notes, Opexa also issued Series I warrants to the Noteholders to initially purchase an aggregate of 957,422 shares of Opexa’s common stock at $5.00 per share, subject to certain limitations and adjustments.  The warrants have a five-year term and are exercisable six months from the date of issuance, or January 25, 2013. As a result of anti-dilution adjustments, the number of warrant shares for which the Series I warrants are exercisable increased to an aggregate increase of 1,436,121 shares of Opexa’s common stock at an adjusted exercise price of $2.56 per share, subject to further certain limitations and adjustments. As a result, Opexa accounted for these reset provisions in accordance with FASB ASC 815-40, which requires Opexa to record the warrants as a derivative liability at the grant date and to record changes in fair value relating to the warrants at each subsequent balance sheet date (see Note 11).  Opexa can redeem the warrants at $0.01 per share if its common stock closes at or above $10.00 per share for 20 consecutive trading days.

The initial fair value of the warrant liabilities of $2,314,635, together with the beneficial conversion feature of $1,497,634 were recognized as a debt discount and were amortized to interest expense in the consolidated statements of operations over the term of the Notes using the effective interest method.  During the year ended December 31, 2012, the amortized debt discount was $104,032 and Opexa recognized $552,978 as a derivative gain in the consolidated statements of operations due to the change in fair value of the liability. The unamortized discount as of December 31, 2012 amounted to $3,708,237.

In February 2013, three of the third party holders of the Notes elected to convert their principal amounts of $900,000 into shares of the Company’s Series A convertible preferred stock with further immediate conversion into 288,229 shares of the Company’s common stock.

On September 23, 2013, the Company entered into an amendment to the Notes with certain Noteholders with respect to certain terms relating to conversion of the Notes. Pursuant to the Note amendment, all outstanding Notes were amended such that, in addition to the existing conversion arrangements, the Notes became convertible at the Company’s election directly into shares of common stock (rather than any intermediate conversion to shares of Series A convertible preferred stock), at a conversion price of not less than $1.50 nor more than $2.25, based on the most recent closing market price of the Company’s common stock on the NASDAQ Stock Market at the time of the Company’s election to convert the Notes (including any accrued but unpaid interest through the conversion date) into shares of common stock. Notes in the aggregate principal amount of $3,185,000 were outstanding at the time of the Note amendment.

On September 24, 2013, the Company converted the principal amount of the Notes and unpaid interest totaling $3,275,053 into an aggregate of 1,714,697 shares of common stock at a conversion price of $1.91, which was the most recent closing market price of the Company’s common stock on the NASDAQ Stock Market when the Company effected such conversion. The Company determined that the conversion of the Notes qualifies as a debt extinguishment since the Notes were converted based on the amended conversion price.  Consequently, the Company recorded a loss on extinguishment of debt of $2,518,912 in the consolidated statements of operations, which represents the difference in the fair value of the shares issued of $3,275,053 and the carrying amount of the Notes (including accrued interest of $98,053) of $756,141 at the date of conversion. The carrying amount of the Notes is net of the unamortized discount and deferred financing costs at the date of conversion amounting to $2,432,681 and $86,231, respectively.

On January 23, 2013, Opexa closed a private offering consisting of convertible notes (the “January 2013 Notes”) and warrants to purchase shares of common stock for gross proceeds of $650,000 of which $100,000 was from a related party (see Note 10).  The January 2013 Notes were originally scheduled to mature on January 23, 2014 and accrued interest at the rate of 12% per annum, compounded annually.  The January 2013 Notes were convertible into common stock at the option of the investors at a price of $1.30 per share, subject to certain limitations. The principal balance plus accrued interest was payable within five business days of the receipt by Opexa of an aggregate of at least $7.5 million in proceeds from the sale of its equity securities and/or as payments from one or more partners or potential partners in return for granting a license, other rights, or an option to license or otherwise acquire rights with respect to Tcelna.

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

In connection with the issuance of the January 2013 Notes, Opexa also issued Series J warrants to purchase an aggregate of 243,750 shares of Opexa’s common stock (see Note 15), subject to certain limitations and adjustments.  The relative fair value of the warrant liability of $195,969, together with the beneficial conversion feature of $141,829, were recognized as a debt discount and were amortized to interest expense during the year ended December 31, 2013 in the consolidated statements of operations over the term of the January 2013 Notes using the effective interest method.

On February 26, 2013, following the receipt of $3.25 million in gross proceeds during February 2013 from the sale of common stock and Series L warrants to purchase shares of common stock, and following the receipt of the upfront payment of $5 million from Merck on February 20, 2013, Opexa paid principal and interest totaling $567,368 to holders of the January 2013 Notes, of which $100,000 was to a related party, and issued 77,034 shares of common stock to one holder of the January 2013 Notes who elected to convert the principal of $100,000.

During the year ended December 31, 2013, the debt discount of $337,798 in connection with the January 2013 Notes was fully amortized to interest expense in the consolidated statements of operations.

The following table provides a summary of the changes in convertible debt – third parties, net of unamortized discount, during the year ended December 31, 2013:

Balance at December 31, 2012	$318,658
January 2013 Notes, face value	550,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(120,009)
Discount on fair value of Series J warrant liability at issuance	(165,820)
Repayment of January 23, 2013 Notes	(450,000)
Conversion of January 23, 2013 Notes into common stock	(100,000)
Conversion of July 25, 2012 Notes into common stock	(900,000)
Conversion of July 25, 2012 Notes into common stock	(2,555,000)
Unamortized discount closed to loss on debt extinguishment	1,949,003
Amortization of debt discount to interest expense through December 31, 2013	1,473,168
Balance at December 31, 2013	$—

NOTE 10—RELATED PARTY TRANSACTIONS

Investors in the July 25, 2012 Note offering included two members of Opexa’s Board of Directors and entities affiliated with a third director. Opexa issued an aggregate of $630,000 in principal amount of Notes to the two directors and an entity for which a third director reports beneficial ownership of Opexa securities. In connection with the issuance of such Notes, Opexa also issued warrants to purchase an aggregate of 221,483 shares of common stock. The fair value of the warrants was $356,969. Opexa also determined the Notes contained a beneficial conversation feature with fair value of $230,969. Opexa recorded a total of $587,939 as debt discount associated with the Notes issued to the related parties and amortized $16,044 as interest expense in the consolidated statements of operations for the year ended December 31, 2012.

Entities affiliated with related parties were issued Series K warrants to purchase an aggregate of 65,636 shares of common stock in connection with the January 29, 2013 waiver with respect to the July 2012 Notes.

The Company issued shares of common stock to holders of the July 2012 Notes in payment of accrued interest on July 1, 2013, of which related parties were issued an aggregate of 55,328 shares of common stock.

On September 24, 2013, the July 2012 Notes held by two members of Opexa’s Board of Directors and an entity affiliated with a third director in an aggregate of $647,813 in principal amount and unpaid interest were converted into an aggregate of 339,170 shares of common stock at a conversion price of $1.91, which was the most recent closing market price of the Company’s common stock on the NASDAQ Stock Market when the Company effected such conversion.

Investors in the January 2013 Note offering included one member of Opexa’s Board of Directors who was issued a Note with a principal amount of $100,000 (see Note 9).

The following table provides a summary of the changes in convertible debt – related parties, net of unamortized discount, during 2013:

Balance at December 31, 2012	$58,105
January 2013 Notes, face value	100,000
Discount on beneficial conversion feature of January 2013 Notes at issuance	(21,820)
Discount on fair value of Series J warrant liability at issuance	(30,149)
Repayment of January 23, 2013 Notes	(100,000)
Conversion of July 25, 2012 Notes into common stock	(630,000)
Unamortized debt discount closed to loss on debt extinguishment	483,678
Amortization of debt discount to interest expense through December 31, 2013	140,186
Balance at December 31, 2013	$—

On August 15, 2012, Opexa appointed former director David E. Jorden as its Acting Chief Financial Officer. As a non-employee officer of Opexa, Mr. Jorden received cash compensation of $100,000 per annum for his service. For the period of August 15, 2012 through December 31, 2012, cash compensation totaling $37,500 was earned by Mr. Jorden and is reported in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2012. As of December 31, 2012, cash compensation totaling $8,333 was due to Mr. Jorden and is included in accounts payable in the consolidated balance sheets. For the year ended December 31, 2013, cash compensation totaling $25,000 was earned by Mr. Jorden for his service as Opexa’s Acting Chief Financial Officer for the period of January 1, 2013 through March 29, 2013 and is reported in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2013.

NOTE 11—FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

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

 FASB ASC 815, “Accounting for Derivatives and Hedging Activities” (“FASB ASC 815”) specifies that a contract that would otherwise meet the definition of a derivative, but is both (a) indexed to its own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. FASB ASC 815 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions, and thus able to qualify for the FASB ASC 815-10 scope exception. It also clarifies the impact of foreign-currency-denominated strike prices and market-based employee stock option valuation instruments on the evaluation. Initially, Opexa evaluated all of its financial instruments and determined that the Series I warrants associated with the July 2012 Note financing (see Note 9) qualified for treatment under FASB ASC 815. Consequently, the Company recorded a derivative liability of $2,314,635 upon issuance of the warrants and a corresponding discount on the convertible debt. On November 8, 2012, it was determined that the floor for resetting the exercise price was met and no further adjustments to the exercise price of the Series I warrants would occur. Therefore, the Series I warrants were considered indexed to the company’s stock and qualified for the scope exception under FASB ASC 815-10 allowing for a transfer from liability classification to equity classification. Consequently, the remaining derivative liability of $1,761,657 at November 8, 2012 was written off to additional paid in capital on the consolidated balance sheets.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

Balance at December 31, 2011	$—
Fair value of warrant derivative liabilities at issuance	2,314,635
Realized derivative gains included in other income (expense)	(552,978)
Write off of warrant derivative liability to additional paid in capital	(1,761,657)
Balance at December 31, 2012	$—

The fair value of the derivative liabilities are calculated at the time of issuance using the Lattice option pricing model with Monte Carlo simulation. Opexa records a derivative liability for the calculated value. Changes in the fair value of the derivative liabilities are reported in other income (expense) in the consolidated statements of operations. The variables used in the Lattice option pricing model for the derivative liabilities during the year ended December 31, 2012 include:

	July 25, 2012	September 30, 2012	November 8, 2012
Market value of common stock on measurement date	$2.56	$2.70	$1.96
Projected exercise price	$5.00	$4.52	$4.56
Risk free interest rate	0.56%	0.56%	0.72%
Warrant lives in years	5	4.88	4.71
Expected volatility	193%	193%	194%
Expected dividend yield	0%	0%	0%
Offering price range	$2.56-$6.56	$2.72-$6.72	$2.56-$6.56

NOTE 12—COMMITMENTS AND CONTINGENCIES

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. Future minimum lease payments under the non-cancellable operating lease are $157,896 for 2014 and $118,422 for 2015. Rent expense in the consolidated statements of operations was approximately $136,000 for each of the years ended December 31, 2013 and 2012.

NOTE 13—SIGNIFICANT CONTRACTUAL SERVICE AND MILESTONE AGREEMENTS

In February 2012, Opexa entered into an agreement with Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization, in which PRA will provide Opexa with services related to the design, implementation and management of Opexa’s ongoing Phase IIb clinical trial program in SPMS (the “PRA Agreement”). Payments by Opexa to PRA under the PRA Agreement are based on the achievement of certain time and performance milestones as presented in the PRA Agreement. Total payments to PRA during the years ended December 31, 2013 and 2012, which were charged to research and development expense on the consolidated statements of operations, amounted to $1,582,380 and $1,382,236, respectively. Unless terminated by either party without cause on 60 days prior notice or on shorter notice with cause, the initial term of the PRA Agreement is for four years and automatically renews for successive one year terms.

During 2012, Opexa entered into individual Clinical Trial Agreements with 18 clinical institutions (collectively, the “Institutions”) across the U.S. and 18 principal investigators (collectively, the “Investigators”) acting within their employment or agent positions within their clinical institution. During 2013, Opexa entered into individual Clinical Trial Agreements with an additional 18 Institutions and an additional 18 principal investigators acting within their employment or agent positions within their clinical institution.  Under the terms of each Clinical Trial Agreement, each of the Investigators will identify and recruit subjects with SPMS meeting certain enrollment requirements and conduct clinical research in conjunction with Opexa’s Phase IIb clinical study, and each of the Institutions will provide appropriate resources and facilities so the Institution’s Investigator can conduct Opexa’s Phase IIb clinical study in a timely and professional manner and according to the terms of the Clinical Trial Agreement. Under the terms of each Clinical Trial Agreement, Opexa paid an upfront cash payment to each Institution for start-up and other costs which were charged directly to expense.  Future payments by Opexa to the Institutions during the term of each Clinical Trial Agreement are based on the achievement of certain performance milestones as presented in each Clinical Trial Agreement. Unless terminated by Opexa without cause with 30 days’ notice, or unless terminated by the Institution, Investigator or Opexa for health or safety reasons, the initial term of the Clinical Trial Agreements with each Institution and Investigator is for the duration of their enrolled subjects in the Phase IIb clinical study.

NOTE 14—EQUITY

         Summary information regarding equity related transactions for the years ended December 31, 2012 and December 31, 2013 is as follows:

During 2012, equity related transactions were as follows:

●
In November 2012, Opexa entered into two purchase agreements with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of common stock, subject to certain conditions and limitations. As consideration for its commitment to purchase shares of common stock pursuant to the $1.5 million purchase agreement, Opexa issued to Lincoln Park 56,507 shares of common stock with a fair value of $149,131.

●	In November and December 2012, 265,000 shares of common stock were sold and 2,610 additional commitment shares were issued to Lincoln Park for net proceeds of $333,970.

●	In December 2012, 163,224 shares of common stock were issued to the Noteholders of the July 2012 Notes as payment of accrued interest totaling $185,683.

During 2013, equity related transactions were as follows:

●	In January 2013, 125,000 shares of common stock were sold and 975 additional commitment shares were issued to Lincoln Park under the $1.5 million purchase agreement for net proceeds of $142,400.

●	An aggregate of 365,263 shares of common stock were issued in connection with the conversion of the January 2013 and July 2012 Notes (see Note 9).

●	In February 2013, Opexa sold an aggregate of 167,618 shares of common stock under the ATM Agreement for gross proceeds of $536,417.

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

●	On July 1, 2013, Opexa issued 123,231 shares of common stock to the Noteholders of the July 2012 Notes as payment of accrued interest totaling $188,543 through June 30, 2013.

●	On August 13, 2013, Opexa sold 12,000,000 shares of common stock in an underwritten public offering at a price of $1.50 per share for gross proceeds of $18,000,000.

●
In September 2013, exercise of the over-allotment option granted to the underwriters of the August 2013 underwritten public offering resulted in the issuance of an additional 900,000 shares of common stock at a price of $1.50 per share for gross proceeds of $1,350,000.

●	On September 24, 2013, 1,714,697 shares of common stock were issued in connection with the conversion of the remaining outstanding July 2012 Notes (see Note 9).

●
On November 8, 2013, 78,571 shares of restricted common stock with an aggregate fair value of $147,713 were issued to certain members of Opexa’s management. Opexa recognized stock based compensation expense of $69,899 related to these shares for the year ended December 31, 2013.

●
On December 23, 2013, Opexa sold 4,738,000 shares of its common stock, including the full exercise of the over-allotment option granted to the underwriters, at a price of $1.70 per share for gross proceeds of $8,054,600.

●	For the year ended December 31, 2013, $2,985,319 was netted against additional paid in capital as stock offering costs.

NOTE 15—OPTIONS AND WARRANTS

The Board initially adopted the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan on September 2, 2010 for the granting of equity incentive awards to employees, directors and consultants of Opexa, and the Plan was initially approved by the Company’s shareholders on October 19, 2010. On September 25, 2013, the Board approved the Amended and Restated 2010 Stock Incentive Plan (“the 2010 Plan”), and the Company’s shareholders approved the amended 2010 Plan on November 8, 2013, in order to (i) increase the number of shares of common stock reserved for issuance by 3,000,000 shares and (ii) reset the number of stock-based awards issuable to a participant in any calendar year to align with the increase in the shares reserved. The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). The 2004 Plan reserved a maximum of 575,000 shares of common stock for issuance pursuant to incentive stock options and nonqualified stock options granted to employees, directors and consultants. Awards were made as either incentive stock options or nonqualified stock options, with the Board having discretion to determine the number, term, exercise price and vesting of grants made under the 2004 Plan. All outstanding equity awards granted under the 2004 Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan, but no additional awards will be granted under the 2004 Plan subsequent to approval of the 2010 Plan.  The 2010 Plan reserves a maximum of 3,625,000 shares of common stock for issuance plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 513,220 shares.  The 2010 Plan provides for the grant of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property. The Board of Directors or Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan.

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

During 2013, options to purchase an aggregate of 338,500 shares were granted to employees, at exercise prices ranging from $1.45 to $2.34. These options have terms of ten years and have a vesting schedule of three years. Fair value of $659,601 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 1.73% and 2.78%, (2) expected term of 5.25 to 6 years, (3) expected volatility range of 191.83% and 203.69% and (4) zero expected dividends.

During 2013, options to purchase 78,171 shares were forfeited and cancelled.

Opexa recorded $766,875 stock-based compensation expense to management and employees during 2013, which included the related expense for the options that are expected to vest based on achievement of their related performance conditions. Unamortized stock compensation expense as of December 31, 2013 amounted to $894,821.

Non-Employee Options:

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

During 2013, options to purchase an aggregate of 88,572 shares were granted to directors for service on Opexa’s Board at an exercise price of $1.75. Options to purchase an aggregate of 20,000 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting one year from the date of grant. Options to purchase the remaining 68,572 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2013. Fair value of $151,867 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.73%, (2) expected term of 5.25 years, (3) expected volatility of 201.21% and (4) zero expected dividends.

During 2013, options to purchase 11,072 shares were forfeited and cancelled.

Opexa recorded $143,212 of stock-based compensation expense to consultants and directors during 2013. Unamortized stock compensation expense as of December 31, 2013 amounted to $4,190.

Broker and Investor Warrants:

During 2012, warrants to purchase 464,584 shares were forfeited.

In connection with Opexa’s July 25, 2012 private offering of the July 2012 Notes (see Note 9), Opexa issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 1,436,121 shares of common stock at a current adjusted exercise price of $2.56 per share, subject to certain limitations and adjustments. These warrants have a term of five years and are initially exercisable on January 25, 2013.

During 2013, warrants to purchase 1,482,892 shares were forfeited.

In connection with Opexa’s January 23, 2013 private offering of the January 2013 Notes (see Note 9), Opexa issued warrants to the holders of the January 2013 Notes to purchase an aggregate of 243,750 shares of common stock at an exercise price of $1.24 per share, subject to certain limitations and adjustments. These warrants have a term of five years and were immediately exercisable. The estimated relative fair value of the investor warrants was $195,969 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.76%, (3) expected volatility of 191% and (4) expected life of five years. Opexa can redeem the warrants at $0.01 per share if the Company’s common stock closes at or above $10.00 per share for 20 consecutive trading days.

Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to a deposit control agreement was reduced to $500,000 during January 2013 (see Note 2). In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of common stock at an exercise price of $1.21 per share, subject to certain limitations and adjustments. The warrants have a term of five years and were immediately exercisable. The estimated fair value of the warrants was $219,553 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.90%, (3) expected volatility of 191% and (4) expected life of five years.  Opexa can redeem the warrants at $0.01 per underlying share of common stock if the common stock closes at or above $10.00 per share for 20 consecutive trading days.  The fair value of the warrants was recognized as additional interest expense during the year ended December 31, 2013.

In connection with Opexa’s February 2013 registered offering (See Note 14), Opexa issued warrants to the investors to purchase an aggregate of 541,668 shares of common stock at an exercise price of $3.00 per share, subject to certain limitations and adjustments. These warrants have a term of four years and were immediately exercisable.

At December 31, 2012, the aggregate intrinsic value of the outstanding options and warrants was $13,846 and $57,891, respectively. At December 31, 2013, the aggregate intrinsic value of the outstanding options and warrants was $49,851 and $255,750, respectively.

Summary information regarding options and warrants from December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2006	190,426	$45.92	917,590	$78.04

Year ended December 31, 2007:
Granted	73,475	21.12	—	—
Forfeited and canceled	(4,336)	30.96	—	—
Outstanding at December 31, 2007	259,565	$39.16	917,590	$78.04

Year ended December 31, 2008:
Granted	160,100	4.50	1,682,209	7.84
Forfeited and canceled	(31,617)	24.41	—	—
Outstanding at December 31, 2008	388,048	$25.88	2,599,799	$32.60

Year ended December 31, 2009:
Granted	193,583	3.83	801,143	6.68
Exercised	(15,100)	4.21	(179,691)	6.64
Forfeited and canceled	(85,605)	42.22	(52,082)	20.00
Outstanding at December 31, 2009	480,926	$14.80	3,169,169	$27.72

Year ended December 31, 2010:
Granted	38,138	8.34	1,966	8.00
Exercised	(35,380)	3.56	(17,102)	8.40
Forfeited and canceled	(98,168)	36.62	(289,160)	117.60
Outstanding at December 31, 2010	385,516	$8.60	2,864,873	$11.00

Year ended December 31, 2011:
Granted	76,157	6.29	414,649	10.44
Exercised	—	—	—	—
Forfeited and canceled	(18,750)	20.00	(671,972)	23.72
Outstanding at December 31, 2011	442,923	$7.71	2,607,550	$6.66

Year ended December 31, 2012:
Granted	411,938	3.68	1,436,121	2.56
Exercised	—	—	—	—
Forfeited and canceled	(30,241)	11.80	(464,584)	6.12
Outstanding at December 31, 2012	824,620	$5.54	3,579,087	$5.64

Year ended December 31, 2013:
Granted	427,072	1.94	972,918	2.21
Exercised	—	—	—	—
Forfeited and canceled	(89,243)	4.55	(1,482,892)	6.54
Outstanding at December 31, 2013	1,162,449	$4.30	3,069,113	$4.12

Summary of options outstanding and exercisable as of December 31, 2013 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Exercisable

$0.88 to $4.99	6.61	960,254	467,218
5.00 to 9.99	0.86	157,325	154,304
10.00 to 39.20	0.11	44,870	44,870
$0.88 to $39.20	7.58	1,162,449	666,392

Summary of warrants outstanding and exercisable as of December 31, 2013 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$1.21 to $4.99	2.79	2,409,033	2,409,033
5.00 to 10.44	0.40	660,080	660,080
$1.21 to $10.44	3.19	3,069,113	3,069,113

NOTE 16—LICENSES AND GAIN ON EXTINGUISHMENT OF LIABILITY

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
2.1
Stock Purchase Agreement by and among Sportan United Industries, Inc., Jason G. Otteson, PharmaFrontiers Corp., Warren C. Lau and other PharmaFrontiers shareholders, dated May 5, 2004 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 4, 2004, File No. 000-25513).

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

4.3	Form of Series G Warrant issued on April 14, 2009 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed April 16, 2009).

4.4
Form of Securities Purchase Agreement dated as of December 9, 2009 by and between Opexa Therapeutics, Inc. and each investor signatory thereto for Unit offering of Common Stock and Series A and Series B Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.5	Form of Common Stock Purchase Warrant for Series A and Series B Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.6	Form of Series H Warrant issued on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

4.7	Form of Series I Warrant issued on July 25, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.8	Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.9	Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.10	Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.11
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

10.3+	Opexa Therapeutics, Inc. 2010 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2013).

10.4+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed October 22, 2010).

10.5+
Employment Agreement dated June 16, 2008 by and between Opexa Therapeutics, Inc. and Neil K. Warma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.6+
Amended and Restated Employment Agreement entered into on April 21, 2010 by and between Opexa Therapeutics, Inc. and Donna R. Rill (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 27, 2010).

10.7+
Offer Letter, effective March 29, 2013, by and between Opexa Therapeutics, Inc. and Karthik Radhakrishnan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2013).

10.8
License Agreement dated September 5, 2001 by and between Opexa Therapeutics, Inc. and Baylor College of Medicine (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB filed April 15, 2005, File No. 000-25513).

10.9
Lease dated August 19, 2005 by and between Opexa Therapeutics, Inc. and Dirk D. Laukien (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006, File No. 000-25513).

10.10
License Agreement dated January 13, 2006 by and between Opexa Therapeutics, Inc. and Shanghai Institute for Biological Services (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form SB-2 (Amendment No. 1) filed February 9, 2006, File No. 333-126687).

10.11
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

10.18
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

10.19
Sales Agreement, dated September 6, 2012, by and between Opexa Therapeutics, Inc. and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2012).

10.20
$15.0 million Purchase Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.21
$1.5 million Purchase Agreement, dated as of November 5, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.22
Registration Rights Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2012).

10.23
Form of unsecured 12% Convertible Promissory Note issued to investors on January 23, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

10.24#
Option and License Agreement, dated February 4, 2013, by and between Ares Trading SA, a wholly owned subsidiary of Merck Serono S.A., and Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

23.1*
Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP, dated February 27, 2014 to the incorporation by reference of their report dated February 27, 2014 in the Company’s Registration Statements on Form S-8, S-3 and S-1.

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

101*
Financial statements from the Annual Report on Form 10-K of the Company for the period ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
#	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.