Form 10-Q
period 2014-03-31
Opexa Therapeutics, Inc.
filed 2014-05-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

As of May 1, 2014, there were 27,661,675 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
(a development stage company)
For the Quarter Ended March 31, 2014

INDEX

PART I – FINANCIAL INFORMATION		Page
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1
	Unaudited Consolidated Statements of Operations: For the three months ended March 31, 2014 and 2013 and from Inception (January 22, 2003) through March 31, 2014	2
	Unaudited Consolidated Statements of Changes in Stockholders’ Equity: For the three months ended March 31, 2014	3
	Unaudited Consolidated Statements of Cash Flows: For the three months ended March 31, 2014 and 2013 and from Inception (January 22, 2003) through March 31, 2014	4
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1A.	Risk Factors	20

Item 6.	Exhibits	37
Signatures		38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$19,659,525	$23,644,542
Other current assets	1,565,648	1,122,576
Total current assets	21,225,173	24,767,118

Property & equipment, net of accumulated depreciation
of $1,807,196 and $1,718,477, respectively	1,289,623	1,295,024
Other long-term assets	166,649	177,666
Total assets	$22,681,445	$26,239,808

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$715,319	$696,155
Accrued expenses	1,228,667	1,232,990
Deferred revenue	1,395,348	1,395,348
Total current liabilities	3,339,334	3,324,493

Long term liabilities:
Deferred revenue, net of current portion	1,989,204	2,338,041
Total liabilities	5,328,538	5,662,534

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,661,675 and 27,546,058 shares issued and outstanding	276,617	275,461
Additional paid in capital	146,999,809	146,569,758
Deficit accumulated during the development stage	(129,923,519)	(126,267,945)
Total stockholders' equity	17,352,907	20,577,274
Total liabilities and stockholders' equity	$22,681,445	$26,239,808

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Inception
	Three Months	Three Months	(January 22, 2003)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014
Revenue:
Option Revenue	$348,837	$220,100	$1,615,448

Research and development	2,811,139	1,621,366	88,489,580
General and administrative	1,102,880	1,102,435	34,891,265
Depreciation and amortization	95,586	78,311	2,081,341
Loss on disposal of assets	-	-	515,506
Operating loss	(3,660,768)	(2,582,012)	(124,362,244)

Interest income	5,194	1,874	1,378,876
Other income and expense, net	-	37,910	699,056
Gain on extinguishment of debt	-	-	(906,472)
Gain on derivative instruments	-	-	1,941,826
Gain on sale of technology	-	-	3,000,000
Interest expense	-	(1,635,254)	(11,674,561)
Net loss	$(3,655,574)	$(4,177,482)	$(129,923,519)

Basic and diluted loss per share	$(0.13)	$(0.58)	N/A

Weighted average shares outstanding - Basic and diluted	27,584,615	7,239,102	N/A

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (unaudited)

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2013	27,546,058	$275,461	$146,569,758	$(126,267,945)	$20,577,274
Shares issued for:
services	115,617	1,156	99,020	—	100,176
Option expense	—	—	331,031	—	331,031
Net loss	—	—	—	(3,655,574)	(3,655,574)

Balances at March 31, 2014	27,661,675	$276,617	$146,999,809	$(129,923,519)	$17,352,907

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Inception
	Three Months Ended		(January 22, 2003)
	March 31,		through
	2014	2013	March 31, 2014
Cash flows from operating activities
Net loss	$(3,655,574)	$(4,177,482)	$(129,923,519)
Adjustments to reconcile net loss to net cash
used in operating activities
Stock payable for acquired research and development	-	-	112,440
Stock issued for acquired research and development	-	-	26,286,589
Stock issued for services	-	-	1,993,182
Restricted stock issued to employees	100,176	-	238,636
Stock issued for debt in excess of principal	-	-	109,070
Amortization of discount on notes payable due	-
to warrants and beneficial conversion feature	-	1,237,662	8,470,084
Loss on extinguishment of debt	-	-	906,472
Depreciation	95,586	78,311	2,081,341
Amortization of debt financing costs	-	52,939	708,265
Option and warrant expense	331,031	411,187	17,726,604
(Gain) loss on derivative instruments	-	-	(1,941,826)
Loss on disposition of fixed assets	-	-	515,506
Changes in:
Other current assets	(425,605)	(115,589)	(1,474,607)
Accounts payable - third parties and related parties	(12,614)	418,562	(25,342)
Accrued expenses	(4,323)	457,240	1,529,464
Other assets	11,017	(104,027)	(166,650)
Deferred revenue	(348,837)	4,779,900	3,384,552
Net cash provided by (used in) operating activities	(3,909,143)	3,038,703	(69,469,739)

Cash flows from investing activities
Purchase of property & equipment	(75,874)	(2,598)	(2,557,297)
Restricted cash	-	500,000	-
Net cash provided by (used in) investing activities	(75,874)	497,402	(2,557,297)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	3,623,738	77,938,675
Common stock repurchased and canceled	-	-	(325)
Proceeds from exercise of warrants and options	-	-	1,248,588
Proceeds from third party debt	-	550,000	13,288,184
Proceeds from related party debt	-	100,000	730,000
Deferred financing and offering costs	-	(17,511)	(657,339)
Repayment on related party notes payable	-	(100,000)	(100,000)
Repayments on notes payable	-	(450,000)	(761,222)
Net cash provided by financing activities	-	3,706,227	91,686,561

Net change in cash and cash equivalents	(3,985,017)	7,242,332	19,659,525
Cash and cash equivalents at beginning of period	23,644,542	592,004	-
Cash and cash equivalents at end of period	$19,659,525	$7,834,336	$19,659,525

Cash paid for:
Income tax	$-	$-	$-
Interest	-	18,647	174,757

NON-CASH TRANSACTIONS
Issuance of common stock to Sportan shareholders	-	-	147,733
Issuance of common stock for accrued interest	-	-	977,830
Issuance of warrants to placement agent	-	-	37,453
Conversion of notes payable and accrued interest to common stock	-	1,000,000	11,985,033
Conversion of accrued liabilities to common stock	-	-	197,176
Conversion of accounts payable to note payable	-	-	93,364
Discount on convertible notes relating to:	-	-	-
Warrants	-	195,969	6,170,341
Beneficial conversion feature	-	141,829	3,444,982
Stock attached to notes	-	-	1,287,440
Fair value of derivative instrument	-	-	4,680,220
Derivative reclassified to equity	-	-	2,349,266
Unpaid additions to property and equipment	14,311	-	122,827
Amortization of deferred offering costs to paid-in capital	-	45,450	47,339
Shares issued as deferred offering costs	-	1,234	150,365
Unpaid offering costs	17,467	-	17,467

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

Opexa evaluated the Merck Agreement and determined that the $5 million upfront payment from Merck has “stand-alone value.” Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Phase IIb clinical trial in SPMS using commercially reasonable efforts at the Company’s own costs.  As a “stand-alone value” term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Phase IIb clinical trial in SPMS.  Opexa includes the unrecognized portion of the $5 million as deferred revenue on the consolidated balance sheets.

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

At March 31, 2014, Opexa invested approximately $18.8 million in a savings account.  For the three months ended March 31, 2014, the savings account recognized an average market yield of 0.10%.  Interest income of $5,194 was recognized for the three months ended March 31, 2014 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at March 31, 2014 and December 31, 2013:

Description	March 31, 2014	December 31, 2013
Prepaid expenses	$724,750	$315,014
Supplies Inventory	688,913	673,044
Deferred offering costs	151,985	134,518
	$1,565,648	$1,122,576

Prepaid expenses at March 31, 2014 and December 31, 2013 include advance payments totaling $453,800 and $21,982, respectively, made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Prepaid expenses at March 31, 2014 and December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 2).  As of March 31, 2014 and December 31, 2013, the remaining costs of $44,069 in connection with the Merck Agreement that are expected to be amortized over the upcoming 12-month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $63,013 in connection with the Merck Agreement that are expected to be amortized beyond the upcoming 12-month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 4).

Supplies inventory at March 31, 2014 and December 31, 2013 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the course of the clinical study.

Deferred offering costs at March 31, 2014 and December 31, 2013 include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $1.5 million in shares of its common stock, subject to certain conditions and limitations.  As of March 31, 2014 and December 31, 2013, the remaining costs of $134,518 in connection with the implementation of the $1.5 million Purchase Agreement remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the $1.5 million Purchase Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at March 31, 2014 also include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in March 2014 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of March 31, 2014, the remaining costs of $17,467 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Note 4.  Other Long Term Assets

Other long term assets at March 31, 2014 and December 31, 2013 include deferred offering costs of $103,636 which were incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations.

Other long term assets at March 31, 2014 and December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 2) amount to $63,013 that are expected to be amortized beyond the upcoming 12-month period.

Note 5.  Equity

For the quarter ended March 31, 2014, equity related transactions were as follows:

●
Opexa recognized stock based compensation expense of $77,814 related to shares of restricted common stock issued to certain members of Opexa’s management on November 8, 2013 during the three months ended March 31, 2014.

●
On February 28, 2014, 109,617 shares of restricted common stock with an aggregate fair value of $199,503 were issued to certain members of Opexa’s management and certain non-employee directors for service on Opexa’s Board. Opexa recognized stock based compensation expense of $21,896 related to these shares during the three months ended March 31, 2014. The restricted shares issued to management vest in full on the earlier of the first anniversary of the grant date or termination of employment without cause following a change of control. The restricted shares issued to non-employee directors vest in four quarterly increments beginning on March 31, 2014.

●
On March 19, 2014, 6,000 shares of restricted common stock with an aggregate fair value of $12,000 were issued to a non-employee director for service on Opexa’s Board. Opexa recognized stock based compensation of $466 related to these shares during the three months ended March 31, 2014. The shares vest in three quarterly increments beginning on June 30, 2014.

Note 6.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 625,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of March 31, 2014, options to purchase an aggregate of 2,457,628 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, "Share Based Payment.” During the three months ended March 31, 2014, Opexa recognized option expense of $331,031. Unamortized stock compensation expense as of March 31, 2014 amounted to $2,031,730.

Stock Option Activity

         A summary of stock option activity for the three months ended March 31, 204 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	1,162,449	$4.30
Granted	1,340,690	1.82
Exercised	-	-
Forfeited and canceled	(45,511)	3.65

Outstanding at March 31, 2014	2,457,628	$2.96	8.7	$153,522

Exercisable at March 31, 2014	762,793	$5.02	6.8	$68,356

Employee Options:

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

During the three months ended March 31, 2014, performance-based options to purchase an aggregate of 510,125 shares at an exercise price of $1.82 were granted to senior management. These options have a term of ten years and vest 100% upon the earlier of achievement of a performance-based, strategic milestone objective or termination of employment without cause following a change of control. Fair value of $918,554 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.65%, (2) expected term of 10 years, (3) expected volatility of 172% and (4) zero expected dividends.

During the three months ended March 31, 2014, time-based options to purchase an aggregate of 710,125 shares at exercise prices ranging from $1.78 to $1.82 were granted to employees.  These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $1,260,913 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.65% and 2.79%, (2) expected term of 6.25 years, (3) expected volatility 186% and (4) zero expected dividends.

During the three months ended March 31, 2014, options to purchase 45,511 shares were forfeited and cancelled.

Non-Employee Options:

During the three months ended March 31, 2014, options to purchase an aggregate of 120,440 shares at exercise prices ranging from $1.82 to $2.00 were granted to non-employee directors for service on Opexa’s Board.  Options to purchase an aggregate of 78,858 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2014.  Options to purchase an aggregate of 26,288 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on February 28, 2015.  An option to purchase 8,844 shares will expire on the earlier of 10 years or a change in control of the Company, with vesting in quarterly increments beginning on March 31, 2014.  An option to purchase 6,450 shares will expire on the earlier of 10 years or a change in control of the Company, with vesting in three quarterly increments beginning June 30, 2014.  Fair value of $211,097 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.65% and 2.77%, (2) expected term of 5.25 years, (3) expected volatility range of 155% and 157% and (4) zero expected dividends.

Restricted Stock

See Note 5 for a description of restricted stock awards made to employees and non-employee directors under the 2010 Plan during the three months ended March 31, 2014.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	3,069,113	$4.12
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at March 31, 2014	3,069,113	$4.12	2.9	$277,313

Exercisable at March 31, 2014	3,069,113	$4.12	2.9	$277,313

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2014.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2013.

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
●
our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or clinical studies related to our T-cell platform);

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

Abili-T Trial: Phase IIb Clinical Study in Patients with SPMS

In September 2012, we announced the initiation of a 180-patient Phase IIb clinical trial of Tcelna in patients with SPMS.  The trial is entitled: A Phase II Double-Blind, Placebo Controlled Multi-Center Study to Evaluate the Efficacy and Safety of Tcelna in Subjects with Secondary Progressive Multiple Sclerosis and has been named the “Abili-T” trial. The Abili-T trial is a double-blind, 1:1 randomized, placebo-controlled study in SPMS patients who demonstrate evidence of disease progression with or without associated relapses. The trial is being conducted at approximately 35 leading clinical sites in the U.S. and Canada and has enrolled patients who have Expanded Disability Status Scale (EDSS) scores between 3.0 and 6.0.  According to the study protocol, patients are receiving two annual courses of Tcelna treatment consisting of five subcutaneous injections per year at weeks 0, 4, 8, 12 and 24.

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

A scheduled Data Safety Monitoring Board meeting took place during the week of April 7, 2014, and a recommendation was made to continue the study. As of May 12, 2014, the Abili-T clinical trial had randomized 180 patients, or 100% of the targeted total number. A limited number of patients in the screening process at the time of full enrollment are being allowed to complete the process, and the Abili-T clinical study will complete enrollment with a modest number of patients in excess of the targeted total in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.

Our existing resources are not adequate to permit us to complete such study. We will need to secure significant additional resources to complete the Abili-T trial and support our operations during the pendency of the trial. We believe we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015. Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.  Given our need for substantial amounts of capital to continue the Abili-T clinical study and potentially other clinical programs, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financings, that will be necessary to complete the Abili-T study and to support our operations and potentially other research and development programs during the pendency of such study.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2014 with the Three Months Ended March 31, 2013

Revenue.  Revenues of $348,837 and $220,100 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement dated February 5, 2013 were recognized for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Expenses. Research and development expenses were $2,811,139 for the three months ended March 31, 2014, compared with $1,621,366 for the three months ended March 31, 2013. The increase in expenses is primarily due to an increase in the costs in connection with the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, and increases in the number of employees to support the ongoing clinical trial, employee compensation expense and stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2014 were $1,102,880, compared with $1,102,435 for the three months ended March 31, 2013. The increase in expense is due to increases in employee compensation and stock compensation expenses, and was partially offset by decreases in legal and professional fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2014 were $95,586, compared with $78,311 for the three months ended March 31, 2013. The increase in expense is due to increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2013 and 2014 and leasehold improvements during 2013 and 2014 to support increased development activities.

Interest Expense.  Interest expense of $1,635,254 for the three months ended March 31, 2013 was primarily related to the amortized debt discount and interest on both the July 25, 2012 convertible secured promissory notes and the January 23, 2013 convertible promissory notes and the amortization of the financing fees over the life of the notes. No interest expense was recorded for the three months ended March 31, 2014.

Interest Income.  Interest income was $5,194 for the three months ended March 31, 2014, compared to $1,874 for the three months ended March 31, 2013.

Other Income.  Other income of $37,910 for the three months ended March 31, 2013 was related to the extinguishment of membership interests in the mutual insurance company that we participated in for our product liability insurance through January 1, 2013. We recorded no other income for the three months ended March 31, 2014.

Net loss. We had a net loss for the three months ended March 31, 2014 of approximately $3.7 million, or $0.13 loss per share (basic and diluted), compared with a net loss of approximately $4.2 million or $0.58 loss per share (basic and diluted) for the three months ended March 31, 2013. The decreased net loss is primarily related to decreased interest expense and increases in revenue and partially offset by increases in the costs associated with enrollment of patients for the clinical study of Tcelna in SPMS, the procurement and use of supplies for product manufacturing and development, additions to staff and increased compensation costs, and higher depreciation expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2014, we had cash and cash equivalents of $19,659,525. Our financing activities generated approximately $28.4 million for the year ended December 31, 2013. The cash generated in 2013 was proceeds from underwritten public offerings of shares of our common stock, proceeds from a registered direct offering of shares of our common stock, proceeds from sales of shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds from sales of shares of our common stock under an “at-the-market” (ATM) facility, proceeds from a January 2013 convertible secured note financing, the release of funds to us previously held in a controlled account and from an upfront payment received pursuant to an option granted to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS, as discussed below.

On November 2, 2012, we entered into a $15.0 million purchase agreement and registration rights agreement, and on November 5, 2012, we entered into a $1.5 million purchase agreement, each with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period.  We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of March 31, 2014, we have sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 and have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including the requirement to keep current the prospectus included as part of the Form S-1 registration statement relating to the $15.0 million purchase agreement (which is not current as of this date).

On September 6, 2012, we entered into a Sales Agreement (the “ATM Agreement”) with Brinson Patrick Securities Corporation (the “Original Sales Manager”) in which we could offer and sell shares of our common stock from time to time depending upon market demand, with the Original Sales Manager acting as an agent for the sale of shares in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933. During February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417 pursuant to the ATM Agreement. On March 5, 2014, we entered into a First Amendment to Sales Agreement with the Original Sales Manager and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”), pursuant to which the ATM Agreement was assigned by the Original Sales Manager to Brinson Patrick.  The ATM Agreement, as amended, is referred to herein as the “new ATM Agreement.” Under the new ATM Agreement, we may offer and sell shares of our common stock from time to time depending upon market demand, with Brinson Patrick acting as an agent for the sale of shares  in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.  While we have registered up to an additional 2,500,000 shares of our common stock for potential future sale under the new ATM Agreement, as of May 1, 2014, no shares had been sold.

Our operating cash burn rate during the three months ended March 31, 2014 was approximately $1.3 million per month.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in a similar monthly operating cash burn in the second half of 2014.  We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015.  Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

We currently intend to use our available cash to fund general corporate purposes (including working capital, business development and operational purposes) and continue the ongoing Abili-T clinical study.  As of May 12, 2014, the Abili-T clinical trial had randomized 180 patients, or 100% of the targeted total number. A limited number of patients in the screening process at the time of full enrollment are being allowed to complete the process, and the Abili-T clinical study will complete enrollment with a modest number of patients in excess of the targeted total in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  Our existing resources are not adequate to permit us to complete such study. We will need to secure significant additional capital to complete the trial and support our operations during the pendency of the trial. If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate our current ongoing clinical trial for Tcelna, which may require us to modify our current business plan and curtail various aspects of our operations, as well as implement significant cost-reduction measures or potentially cease operations.

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

We do not maintain any external lines of credit. Should we need any additional capital in the future beyond the purchase agreements with Lincoln Park and our at-the-market program with Brinson Patrick, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2014, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

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

As of March 31, 2014, we had cash and cash equivalents of $19,659,525.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. These convertible secured notes were converted into equity during 2013 and an aggregate of 2,002,926 shares of common stock were issued. From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” program, for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses. On December 23, 2013, we closed an offering of 4,738,000 shares of common stock including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of approximately $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.

Our operating cash burn rate during the three months ended March 31, 2014 was approximately $1.3 million per month.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in a similar monthly operating cash burn in the second half of 2014.  As of May 12, 2014, the Abili-T clinical trial had randomized 180 patients, or 100% of the targeted total number. A limited number of patients in the screening process at the time of full enrollment are being allowed to complete the process, and the Abili-T clinical study will complete enrollment with a modest number of patients in excess of the targeted total in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.

We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial. We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015.  Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

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

Other than the $1.5 million purchase agreement and the $15.0 million purchase agreement we entered into with Lincoln Park on November 5, 2012 and November 2, 2012, respectively, each of which is subject to certain limitations and conditions, we have no sources of debt or equity capital committed for funding and we must rely upon best efforts third-party debt or equity funding.  We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

●	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;

●	the accuracy of the assumptions underlying our estimates for capital needs in 2014 and beyond as well as for the clinical study of Tcelna;

●	scientific progress in our research and development programs;

●	the magnitude and scope of our research and development programs;

●	our progress with preclinical development and clinical trials;

●	the time and costs involved in obtaining regulatory approvals;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

●	the number and type of product candidates that we pursue.

If we raise additional funds by issuing equity securities, shareholders may experience substantial dilution.  Debt financing, if available, may involve restrictive covenants that may impede our ability to operate our business.  Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our shareholders.  There is no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations.

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

We will need to keep current the offering prospectus relating to our ATM Agreement with Brinson Patrick, a division of Meyers Associates, L.P., in order to use the program to sell shares of our common stock. The number of shares and price at which we may be able to sell shares under the ATM Agreement may be limited due to market conditions and other factors beyond our control.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  As of May 12, 2014, the Phase IIb clinical trial in North America of our lead product candidate, Tcelna, in SPMS had randomized 180 patients, or 100% of the targeted total number. A limited number of patients in the screening process at the time of full enrollment are being allowed to complete the process, and the Abili-T clinical study will complete enrollment with a modest number of patients in excess of the targeted total in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  In addition, we anticipate that at least a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS.  Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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

Problems with our manufacturing process or with a manufacturing facility (whether ours or a third party’s) could result in the failure to produce, or a delay in producing, adequate supplies of Tcelna.  A number of factors could cause interruptions or delays, including equipment malfunctions or failures, destruction or damage to a manufacturing facility due to natural disasters or otherwise, contamination of materials, changes in regulatory requirements or standards that require modifications to our manufacturing process, action by a regulatory agency or by a manufacturer (whether us or a third party) that results in the halting or slowdown of production due to regulatory issues, any third-party manufacturer going out of business or failing to produce as contractually required, or other similar factors.

Difficulties, delays or interruptions in the manufacture and supply of Tcelna could require us to stop treating patients in our clinical development of Tcelna and/or require a halt to or suspension of, or otherwise adversely affect, a clinical trial, thus increasing our costs and damaging our reputation.  If Tcelna is approved, difficulties, delays or interruptions in the manufacture and supply of Tcelna could cause a delay in or even halt or suspend the commercialization of Tcelna, potentially causing a partial or complete loss of revenue or market share.

Tcelna is manufactured using our proprietary Immpath® technology for the production of an autologous T-cell immunotherapy utilizing a patient’s own blood.  Our manufacturing process may raise development issues that may not be resolvable, regulatory issues that could delay or prevent approval, or personnel issues that may prevent the further development or commercialization, if approved, of any product candidate such as Tcelna.

 Tcelna is based on our novel T-cell immunotherapy platform, Immpath, which produces an autologous T-cell immunotherapy utilizing a patient’s own blood.  The manufacture of living T-cell products requires specialized facilities, equipment and personnel which are different than the resources required for manufacturing chemical or biologic compounds.  Scaling-out the manufacture of living cell products to meet demands for commercialization will require substantial amounts of such specialized facilities, equipment and personnel, especially where, as is the case for Teclna, the product is personalized and must be made for each patient individually.  Because our manufacturing process for Teclna is complex, requires facilities and personnel that are not widely available in the industry, involves equipment and training with long lead times, and the establishment of new manufacturing facilities is subject to a potentially lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or on reasonably terms, if at all.  In addition, not many consultants or advisors in the industry have relevant experience and can provide guidance or assistance because active immune therapies such as Tcelna are fundamentally a new category of product in two major ways:  (i) the product consists of living T-cells, not chemical or biologic compounds; and (ii) the product is personalized.  There can be no assurance that manufacturing problems will not arise in the future which we may not be able to resolve or which may cause significant delays in development or, if Tcelna is approved, commercialization.

Regulatory approval of product candidates such as Tcelna that are manufactured using novel manufacturing processes such as ours can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to a lack of experience with them.  FDA approval of personalized immunotherapy products has been limited to date.  This lack of experience and precedent may lengthen the regulatory review process, require that additional studies or clinical trials be conducted, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization, or lead to significant post-approval limitations or restrictions.

In addition, the novel nature of Tcelna also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel for research, development and manufacturing positions.

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

●	announcements of technological innovations, new commercial products or other material events by our competitors or us;

●	disputes or other developments concerning our proprietary rights;

●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;

●	additions or departures of key personnel;

●	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;

●	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;

●	regulatory developments in the United States and in foreign countries; or

●	dilutive effects of sales of shares of common stock by us or our shareholders, and sales of common stock acquired upon exercise or conversion by the holders of warrants, options or convertible notes.

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

Future sales of our securities could cause dilution, and the sale of such securities, or the perception that such sales may occur, could cause the price of our stock to fall.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 27,661,675 shares of common stock were outstanding as of May 1, 2014.  As of such date, another (i) 2,457,628 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,069,113 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings.  We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Among other requirements, we will need to raise significant additional capital in order to complete the Phase IIb clinical study of Tcelna in SPMS, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

In addition to general corporate purposes (including working capital, research and development and operational purposes), we currently intend to use our available cash to continue our ongoing Phase IIb clinical study of Tcelna in SPMS.  As of May 12, 2014, the Phase IIb clinical study had randomized 180 patients, or 100% of the targeted total number. A limited number of patients in the screening process at the time of full enrollment are being allowed to complete the process, and the Abili-T clinical study will complete enrollment with a modest number of patients in excess of the targeted total in the second quarter of 2014, with the resulting top-line data expected to be available in mid-2016.  Our existing resources are not adequate to permit us to complete such study.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

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

10.1
First Amendment to Sales Agreement, dated March 5, 2014, by and among Opexa Therapeutics, Inc., Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 14, 2014	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1
First Amendment to Sales Agreement, dated March 5, 2014, by and among Opexa Therapeutics, Inc., Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.