Form 10-Q
period 2014-06-30
Opexa Therapeutics, Inc.
filed 2014-08-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

As of August 1, 2014, there were 27,753,172 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Six Months Ended June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$16,214,690	$23,644,542
Other current assets	1,481,526	1,122,576
Total current assets	17,696,216	24,767,118

Property & equipment, net of accumulated depreciation
of $1,905,854 and $1,718,477, respectively	1,234,826	1,295,024
Other long-term assets	162,045	177,666

Total assets	$19,093,087	$26,239,808

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$835,570	$696,155
Accrued expenses	1,627,271	1,232,990
Deferred revenue	1,230,746	1,395,348
Total current liabilities	3,693,587	3,324,493

Long term liabilities:
Deferred revenue, net of current portion	1,846,120	2,338,041
Total liabilities	5,539,707	5,662,534

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized,
27,661,675 and 27,546,058 shares issued and outstanding	276,617	275,461
Additional paid in capital	147,363,541	146,569,758
Accumulated deficit	(134,086,778)	(126,267,945)
Total stockholders' equity	13,553,380	20,577,274
Total liabilities and stockholders' equity	$19,093,087	$26,239,808

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Option revenue	$307,686	$348,837	$656,523	$568,937

Research and development	3,409,210	2,223,030	6,220,349	3,844,396
General and administrative	967,367	750,605	2,070,247	1,853,040
Depreciation and amortization	98,658	88,898	194,244	167,209
Operating loss	(4,167,549)	(2,713,696)	(7,828,317)	(5,295,708)
Interest income	4,290	3,066	9,484	4,940
Other income, net	-	-	-	37,910
Interest expense	-	(285,800)	-	(1,921,054)
Net loss	$(4,163,259)	$(2,996,430)	$(7,818,833)	$(7,173,912)

Basic and diluted loss per share	$(0.15)	$(0.37)	$(0.28)	$(0.94)

Weighted average shares outstanding - Basic and diluted	27,661,675	7,991,559	27,623,358	7,617,409

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock		Additional
	Shares	Par	Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2013	27,546,058	$275,461	$146,569,758	$(126,267,945)	$20,577,274
Shares issued for services	115,617	1,156	152,314	—	153,470
Shares subscribed under the at-the-market program	—	—	49,847	—	49,847
Option expense	—	—	591,622	—	591,622
Net loss	—	—	—	(7,818,833)	(7,818,833)
Balances at June 30, 2014	27,661,675	$276,617	$147,363,541	$(134,086,778)	$13,553,380

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(7,818,833)	$(7,173,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock issued to employees	153,470	-
Amortization of discount on notes payable due
to warrants and beneficial conversion feature	-	1,382,977
Depreciation	194,244	167,209
Amortization of debt financing costs	-	98,964
Option and warrant expense	591,622	714,871
Changes in:
Other current assets	(309,103)	(369,383)
Accounts payable - third parties and related parties	132,591	635,368
Accrued expenses	394,281	637,636
Deferred revenue	(656,523)	4,431,063
Other assets	15,621	(96,064)
Net cash provided by (used in) operating activities	(7,302,630)	428,729

Cash flows from investing activities
Purchase of property & equipment	(127,222)	(22,894)
Restricted cash		500,000
Net cash provided by (used in) investing activities	(127,222)	477,106

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	-	3,578,288
Proceeds from third party debt	-	550,000
Proceeds from related party debt	-	100,000
Deferred financing and offering costs	-	(147,847)
Repayment on related party notes payable	-	(100,000)
Repayments on notes payable	-	(450,000)
Net cash provided by financing activities	-	3,530,441

Net change in cash and cash equivalents	(7,429,852)	4,436,276
Cash and cash equivalents at beginning of period	23,644,542	592,004
Cash and cash equivalents at end of period	$16,214,690	$5,028,280

Cash paid for:
Interest	$-	$19,128
NON-CASH TRANSACTIONS
Conversion of notes payable to common stock	-	1,000,000
Discount on convertible notes relating to:
Warrants	-	195,969
Beneficial conversion feature	-	141,829
Unpaid additions to property and equipment	6,825	108,607
Subscription receivable	49,847	-
Shares issued as deferred offering costs	-	1,234

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Opexa Therapeutics, Inc. (“Opexa” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

The accompanying consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”). All intercompany balances and transactions have been eliminated in the consolidation.

 During the six months ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Note 2.  Significant Accounting Polices

Revenue Recognition.  Opexa recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

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

Opexa evaluated the Merck Agreement and determined that the $5 million upfront payment from Merck has “stand-alone value.” Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Phase IIb clinical trial in SPMS using commercially reasonable efforts at the Company’s own costs.  As a “stand-alone value” term in the Merck Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Phase IIb clinical trial in SPMS.  Opexa includes the unrecognized portion of the $5 million as deferred revenue on the consolidated balance sheets. During the second quarter of 2014, Opexa adjusted the number of months over which it was recognizing the deferred revenue from 43 to 47 months.  This extension will align the period for recognition of the revenue to the present projection for expiration of the Merck Agreement.

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

At June 30, 2014, Opexa has approximately $15.5 million in a savings account.  For the six months ended June 30, 2014, the savings account recognized an average market yield of 0.10%.  Interest income of $9,484 was recognized for the six months ended June 30, 2014 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at June 30, 2014 and December 31, 2013:

Description	June 30, 2014	Dec 31, 2013
Prepaid expenses	$670,041	$315,014
Subscriptions receivable	49,847	-
Supplies inventory	599,572	673,044
Deferred offering costs	162,066	134,518
	$1,481,526	$1,122,576

Prepaid expenses at June 30, 2014 and December 31, 2013 include advance payments totaling $415,685 and $21,982, respectively, made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Prepaid expenses at June 30, 2014 and December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 2).  As of June 30, 2014 and December 31, 2013, the remaining costs of $38,938 in connection with the Merck Agreement that are expected to be amortized over the upcoming 12-month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $58,409 in connection with the Merck Agreement that are expected to be amortized beyond the upcoming 12-month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 4).

Supplies inventory at June 30, 2014 and December 31, 2013 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. Opexa expects to amortize these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the course of the clinical study.

Deferred offering costs at June 30, 2014 and December 31, 2013 include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $1.5 million in shares of its common stock, subject to certain conditions and limitations.  As of June 30, 2014 and December 31, 2013, the remaining costs of $134,518 in connection with the implementation of the $1.5 million Purchase Agreement remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the $1.5 million Purchase Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at June 30, 2014 also include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in March 2014 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of June 30, 2014, the remaining costs of $27,548 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Note 4.  Other Long Term Assets

Other long term assets at June 30, 2014 and December 31, 2013 include deferred offering costs of $103,636 which were incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations.

Other long term assets at June 30, 2014 and December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 2) amount to $58,409 that are expected to be amortized beyond the upcoming 12-month period.

Note 5.  Equity

For the six months ended June 30, 2014, equity related transactions were as follows:

●
Opexa recognized stock based compensation expense of $77,814 during the six months ended June 30, 2014 related to shares of restricted common stock issued to certain members of Opexa’s management on November 8, 2013.  The shares vested in full on February 28, 2014.

●
On February 28, 2014, 109,617 shares of restricted common stock with an aggregate fair value of $199,503 were issued to certain members of Opexa’s management and certain non-employee directors for service on Opexa’s Board. Opexa recognized stock based compensation expense of $71,656 related to these shares during the six months ended June 30, 2014. The restricted shares issued to management vest in full on the earlier of the first anniversary of the grant date or termination of employment without cause following a change of control. The restricted shares issued to non-employee directors vest in four quarterly increments beginning on March 31, 2014.

●
On March 19, 2014, 6,000 shares of restricted common stock with an aggregate fair value of $12,000 were issued to a non-employee director for service on Opexa’s Board. Opexa recognized stock based compensation of $4,000 related to these shares during the six months ended June 30, 2014. The shares vest in three quarterly increments beginning on June 30, 2014.

●
In late June 2014, Opexa sold an aggregate of 30,700 shares of common stock under the ATM Agreement for gross and net proceeds of $51,390 and $49,847, respectively.  These sales settled and the shares were issued in early July 2014.

Note 6.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 625,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of June 30, 2014, options to purchase an aggregate of 2,465,691 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, “Share Based Payment.” During the six months ended June 30, 2014, Opexa recognized option expense of $591,622. Unamortized stock compensation expense as of June 30, 2014 amounted to $1,783,965.

Stock Option Activity

         A summary of stock option activity for the six months ended June 30, 204 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	1,162,449	$4.30
Granted	1,350,440	1.82
Exercised	-	-
Forfeited and canceled	(47,198)	3.40

Outstanding at June 30, 2014	2,465,691	$2.96	8.5	$43,363

Exercisable at June 30, 2014	828,235	$4.83	6.7	$41,848

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

During the six months ended June 30, 2014, performance-based options to purchase an aggregate of 510,125 shares at an exercise price of $1.82 were granted to senior management. These options have a term of ten years and vest 100% upon the earlier of achievement of a performance-based, strategic milestone objective or termination of employment without cause following a change of control. Fair value of $918,554 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.65%, (2) expected term of 10 years, (3) expected volatility of 172% and (4) zero expected dividends.

During the six months ended June 30, 2014, time-based options to purchase an aggregate of 719,875 shares at exercise prices ranging from $1.65 to $1.82 were granted to employees.  These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $1,274,918 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.63% and 2.79%, (2) expected term of 6.25 years, (3) expected volatility range of 182%-186% and (4) zero expected dividends.

During the six months ended June 30, 2014, options to purchase 47,198 shares were forfeited and cancelled.

Non-Employee Options:

During the six months ended June 30, 2014, options to purchase an aggregate of 120,440 shares at exercise prices ranging from $1.82 to $2.00 were granted to non-employee directors for service on Opexa’s Board.  Options to purchase an aggregate of 78,858 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2014.  Options to purchase an aggregate of 26,288 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on February 28, 2015.  An option to purchase 8,844 shares will expire on the earlier of 10 years or a change in control of the Company, with vesting in quarterly increments beginning on March 31, 2014.  An option to purchase 6,450 shares will expire on the earlier of 10 years or a change in control of the Company, with vesting in three quarterly increments beginning June 30, 2014.  Fair value of $211,097 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.65% and 2.77%, (2) expected term of 5.25 years, (3) expected volatility range of 155% and 157% and (4) zero expected dividends.

Restricted Stock

See Note 5 for a description of restricted stock awards made to employees and non-employee directors under the 2010 Plan during the six months ended June 30, 2014.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2014 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	3,069,113	$4.12
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at June 30, 2014	3,069,113	$4.12	2.7	$186,750

Exercisable at June 30, 2014	3,069,113	$4.12	2.7	$186,750

Note 7.  Subsequent events

Subsequent to June 30, 2014 and through August 1, 2014, Opexa issued an aggregate of 91,497 shares of common stock under the ATM Agreement for gross and net proceeds of $152,687 and $148,103, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2014.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2013.

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

A scheduled Data Safety Monitoring Board meeting took place during the week of April 7, 2014, and a recommendation was made to continue the study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data to be available in the second half of 2016.

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

Revenue Recognition.  We adopted the provisions of FASB ASC 605, “Revenue Recognition.” ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2014 with the Three Months Ended June 30, 2013

Revenue.  Revenues of $307,686 and $348,837 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement dated February 5, 2013 were recognized for the three months ended June 30, 2014 and 2013, respectively.  The decrease in revenue is primarily a reflection of an increase in the number of months over which the deferred revenue is being recognized from 43 months to 47 months.

Research and Development Expenses. Research and development expenses were $3,409,210 for the three months ended June 30, 2014, compared with $2,223,030 for the three months ended June 30, 2013. The increase in expenses is primarily due to an increase in the costs in connection with the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, and increases in the number of employees to support the ongoing clinical trial, employee compensation expense and stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 were $967,367 compared with $750,605 for the three months ended June 30, 2013. The increase in expense is due to increases in employee compensation and stock compensation expenses, and was partially offset by decreases in legal and professional fees related to financing activities.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2014 were $98,658 compared with $88,898 for the three months ended June 30, 2013. The increase in expense is due to increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2013 and 2014 and leasehold improvements during 2013 and 2014 to support increased development activities.

Interest Expense.  Interest expense of $285,800 for the three months ended June 30, 2013 was primarily related to the amortized debt discount and interest on both the July 25, 2012 convertible secured promissory notes and the January 23, 2013 convertible promissory notes and the amortization of the financing fees over the life of the notes. No interest expense was recorded for the three months ended June 30, 2014.

Interest Income.  Interest income was $4,290 for the three months ended June 30, 2014, compared to $3,066 for the three months ended June 30, 2013.

Other Income. We recorded no other income for the three months ended June 30, 2014 and June 30, 2013, respectively.

Net loss. We had a net loss for the three months ended June 30, 2014 of approximately $4.2 million, or $0.15 loss per share (basic and diluted), compared with a net loss of approximately $3 million or $0.37 loss per share (basic and diluted) for the three months ended June 30, 2013. The increased net loss is primarily related to a decrease in revenue and an increase in research and development expenses, higher general and administrative expenses and higher depreciation expenses partially offset by decreased interest expense for the quarter ending June 30, 2014.

Comparison of the Six Months Ended June 30, 2014 with the Six Months Ended June 30, 2013

Revenue.  Revenues of $656,523 and $568,937 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement dated February 5, 2013 were recognized for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Expenses. Research and development expenses were $6,220,349 for the six months ended June 30, 2014, compared with $3,844,396 for the six months ended June 30, 2013. The increase in expenses is primarily due to an increase in the costs in connection with the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, and increases in the number of employees to support the ongoing clinical trial, employee compensation expense and stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 were $2,070,247, compared with $1,853,040 for the six months ended June 30, 2013. The increase in expense is due to increases in employee compensation and stock compensation expenses, and was partially offset by decreases in legal and professional fees related to financing activities.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2014 were $194,244, compared with $167,209 for the six months ended June 30, 2013. The increase in expense is due to increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2013 and 2014 and leasehold improvements during 2013 and 2014 to support increased development activities.

Interest Expense.  Interest expense of $1,921,054 for the six months ended June 30, 2013 was primarily related to the amortized debt discount and interest on both the July 25, 2012 convertible secured promissory notes and the January 23, 2013 convertible promissory notes and the amortization of the financing fees over the life of the notes. No interest expense was recorded for the six months ended June 30, 2014.

Interest Income.  Interest income was $9,484 for the six months ended June 30, 2014, compared to $4,940 for the six months ended June 30, 2013.

Other Income.  Other income of $37,910 for the six months ended June 30, 2013 was related to the extinguishment of membership interests in the mutual insurance company that we participated in for our product liability insurance through January 1, 2013. We recorded no other income for the six months ended June 30, 2014.

Net loss. We had a net loss for the six months ended June 30, 2014 of approximately $7.8 million, or $0.28 loss per share (basic and diluted), compared with a net loss of approximately $7.2 million or $0.94 loss per share (basic and diluted) for the six months ended June 30, 2013. The increased net loss is primarily related to increases in the costs associated with enrollment of patients for the clinical study of Tcelna in SPMS, the procurement and use of supplies for product manufacturing and development, additions to staff and increased compensation costs, and higher depreciation expenses partially offset by decreased interest expense and increases in revenue.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of June 30, 2014, we had cash and cash equivalents of $16,214,690. Our financing activities generated approximately $28.4 million for the year ended December 31, 2013.  The cash generated in 2013 was proceeds from underwritten public offerings of shares of our common stock, proceeds from a registered direct offering of shares of our common stock, proceeds from sales of shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds from sales of shares of our common stock under an “at-the-market” (ATM) facility, proceeds from a January 2013 convertible secured note financing, the release of funds to us previously held in a controlled account and from an upfront payment received pursuant to an option granted to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS, as discussed below.

On November 2, 2012, we entered into a $15.0 million purchase agreement and registration rights agreement, and on November 5, 2012, we entered into a $1.5 million purchase agreement, each with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period.  We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of June 30, 2014, we have sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 and have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including the requirement to keep current the prospectus included as part of the Form S-1 registration statement relating to the $15.0 million purchase agreement (which is not current as of this date).

On September 6, 2012, we entered into a Sales Agreement (the “ATM Agreement”) with Brinson Patrick Securities Corporation (the “Original Sales Manager”) in which we could offer and sell shares of our common stock from time to time depending upon market demand, with the Original Sales Manager acting as an agent for the sale of shares in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933. During February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417 pursuant to the ATM Agreement. On March 5, 2014, we entered into a First Amendment to Sales Agreement with the Original Sales Manager and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”), pursuant to which the ATM Agreement was assigned by the Original Sales Manager to Brinson Patrick.  The ATM Agreement, as amended, is referred to herein as the “new ATM Agreement.” Under the new ATM Agreement, we may offer and sell shares of our common stock from time to time depending upon market demand, with Brinson Patrick acting as an agent for the sale of shares  in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to an additional 2,500,000 shares of our common stock for potential sale under the new ATM Agreement.  As of June 30, 2014, we have generated gross and net proceeds of $51,390 and $49,847, respectively, under the new ATM Agreement on sales of an aggregate of 30,700 shares of our common stock at average prices ranging from $1.64 to $1.68 per share.  Between March 5, 2014 and August 1, 2014, we generated gross and net proceeds of $152,687and $148,103, respectively, on sales of an aggregate of 91,497 shares of our common stock under the new ATM Agreement, including gross and net proceeds of $101,297and $98,256, respectively, on sales of an aggregate of 60,797 shares of our common stock subsequent to June 30, 3014.

Our operating cash burn rate during the six months ended June 30, 2014 was approximately $1.2 million per month.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in a similar monthly operating cash burn in the second half of 2014.  We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial and general operations to sustain the Company and support such trial into the fourth quarter of 2015.  Any other costs, however, such as costs associated with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

We currently intend to use our available cash to fund general corporate purposes (including working capital, business development and operational purposes) and continue the ongoing Abili-T clinical study. We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data to be available in the second half of 2016.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities,” which eliminated the concept of a development stage entity from U.S. GAAP and among other things removed the presentation and disclosure requirements specific to development stage entities, such as the inception-to-date financial information.  We have adopted ASU 2014-10 as of January 1, 2014, and as an early adopter, we will no longer be providing inception-to-date information in our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

On August 12, 2014, we provided notice to the University of Chicago that we have elected to discontinue further prosecution of certain patents relating to the proprietary adult stem cell technology that we license from the University of Chicago pursuant to a Fourth Amended and Restated License Agreement dated November 2, 2011.  Pursuant to the termination notice, we exercised our contractual option to return the licensed patent rights back to the University of Chicago and terminate the license agreement effective November 10, 2014 in accordance with the terms thereof.  The stem cell program has been in the early (pre-clinical) development stage at Opexa and returning such technology will allow us to focus our resources and development on our T-cell platform and Tcelna, our lead product candidate.  This decision does not affect the patent portfolio behind the T-cell platform or surrounding Tcelna.

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

As of June 30, 2014, we had cash and cash equivalents of $16,214,690.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. These convertible secured notes were converted into equity during 2013 and an aggregate of 2,002,926 shares of common stock were issued. From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to the ATM Agreement for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses. On December 23, 2013, we closed an offering of 4,738,000 shares of common stock including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of approximately $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.  Between March 5, 2014 and August 1, 2014, we generated gross and net proceeds of $152,687 and $148,103, respectively, on sales of an aggregate of 91,497 shares of our common stock under the new ATM Agreement.

Our operating cash burn rate during the six months ended June 30, 2014 was approximately $1.2 million per month.  Significant activities in the conduct of the Abili-T clinical trial are expected to result in a similar monthly operating cash burn in the second half of 2014.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data to be available in the second half of 2016.

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

We will need to keep current the offering prospectus relating to the new ATM Agreement with Brinson Patrick, a division of Meyers Associates, L.P., in order to use the program to sell shares of our common stock.  The number of shares and price at which we may be able to sell shares under the new ATM Agreement may be limited due to market conditions and other factors beyond our control.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data to be available in the second half of 2016.  In addition, we anticipate that at least a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS.  Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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

Under the corporate governance standards of NASDAQ, a majority of our Board of Directors and each member of our Audit and Compensation Committees must be an independent director.  If any vacancies on our Board or our Audit or Compensation Committees occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our Board and, in particular, our Audit Committee.  If we fail to attract and retain the required number of independent directors, we may be subject to SEC enforcement proceedings and delisting of our common stock from the NASDAQ Capital Market.

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

We are required to meet certain qualitative and financial tests (including a minimum stockholders’ equity of $2.5 million and a minimum bid price for our common stock of $1.00 per share), as well as certain corporate governance standards, to maintain the listing of our common stock on the NASDAQ Capital Market.  It is possible that we could fail to satisfy one or more of these requirements.  For example, our stockholders’ equity of $1,341,611 as of June 30, 2013 was below the minimum stockholders’ equity of $2.5 million required by NASDAQ to maintain compliance. However, on August 13, 2013, we raised gross proceeds of $18 million through the sale of shares of our common stock in an underwritten public offering, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and the proceeds of such sale of shares of our common stock enabled us to attain the required level of stockholders’ equity to maintain compliance. The trading price of our common stock has at certain times in the past failed to comply with the minimum bid price requirement.

While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the stockholder’s equity, minimum bid price or other listing standards in the future.  We may receive additional future notices from NASDAQ that we have failed to meet its requirements, and proceedings to delist our stock could be commenced. In such event, NASDAQ rules permit us to appeal any delisting determination to a NASDAQ Hearings Panel.  If we are unable to maintain or regain compliance in a timely manner and our common stock is delisted, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline.  Delisting may also impair our ability to raise capital.

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

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 were converted into shares of Series A convertible preferred stock which, in turn, were converted into an aggregate of 288,229 shares of common stock.  The remaining notes were converted into an aggregate of 1,714,697 shares of common stock at $1.91 per share on September 24, 2013.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares. In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share during February 2013 and the remaining $550,000 of principal amount plus accrued interest was repaid during February 2013.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to the ATM Agreement for gross proceeds of $536,417.  On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses. On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses.  On December 23, 2013, we closed an offering of 4,738,000 shares of common stock, including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.  Between March 5, 2014 and August 1, 2014, we generated gross and net proceeds of $152,687 and $148,103, respectively, on sales of an aggregate of 91,497 shares of our common stock under the new ATM Agreement.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 27,753,172 shares of common stock were outstanding as of August 1, 2014.  As of such date, another (i) 2,465,691 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,069,113 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.

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

In addition to general corporate purposes (including working capital, research and development and operational purposes), we currently intend to use our available cash to continue our ongoing Phase IIb clinical study of Tcelna in SPMS.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data to be available in the second half of 2016.  Our existing resources are not adequate to permit us to complete such study.  We will need to secure significant additional resources to complete the trial and support our operations during the pendency of the trial.

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

Item 6.  Exhibits.

Exhibit No.	Description

10.1*	Form of Notice of Stock Option Grant and Stock Option Agreement for awards granted under the 2010 Stock Incentive Plan, as amended and restated.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: August 14, 2014	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Form of Notice of Stock Option Grant and Stock Option Agreement for awards granted under the 2010 Stock Incentive Plan, as amended and restated.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.