Form 10-Q
period 2014-09-30
Opexa Therapeutics, Inc.
filed 2014-11-06
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014

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

As of November 1, 2014, there were 28,180,087 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Nine Months Ended September 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2014	2013

Assets

Current assets:
Cash and cash equivalents	$13,637,419	$23,644,542
Other current assets	727,830	1,122,576
Total current assets	14,365,249	24,767,118

Property & equipment, net of accumulated depreciation of $2,003,218 and $1,718,477, respectively	1,152,603	1,295,024
Other long-term assets	48,674	177,666

Total assets	$15,566,526	$26,239,808

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$371,999	$696,155
Accrued expenses	1,854,483	1,232,990
Deferred revenue	1,230,746	1,395,348
Total current liabilities	3,457,228	3,324,493

Long term liabilities:
Deferred revenue, net of current portion	1,538,434	2,338,041
Total liabilities	4,995,662	5,662,534

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,180,087 and 27,546,058 shares issued and outstanding	281,801	275,461
Additional paid in capital	148,253,894	146,569,758
Accumulated deficit	(137,964,831)	(126,267,945)
Total stockholders' equity	10,570,864	20,577,274
Total liabilities and stockholders' equity	$15,566,526	$26,239,808

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue:
Option revenue	$307,686	$348,837	$964,209	$917,774

Research and development	3,173,538	2,494,463	9,393,887	6,338,859
General and administrative	917,335	626,668	2,987,582	2,479,708
Depreciation and amortization	97,364	90,935	291,608	258,144
Operating loss	(3,880,551)	(2,863,229)	(11,708,868)	(8,158,937)
Interest income	3,456	4,448	12,940	9,388
Other income, net	-	-	-	37,910
Loss on extinguishment of debt	-	(2,518,912)		(2,518,912)
Interest expense	(958)	(346,239)	(958)	(2,267,293)
Net loss	$(3,878,053)	$(5,723,932)	$(11,696,886)	$(12,897,844)

Basic and diluted loss per share	$(0.14)	$(0.39)	$(0.42)	$(1.29)

Weighted average shares outstanding - Basic and diluted	27,826,615	14,721,474	27,691,855	10,011,453

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2013	27,546,058	$275,461	$146,569,758	$(126,267,945)	$20,577,274
Shares issued for services	115,617	1,156	200,842	—	201,998
Shares issued under the at-the-market program	518,412	5,184	642,991	—	648,175
Option expense	—	—	840,303	—	840,303
Net loss	—	—	—	(11,696,886)	(11,696,886)
Balances at September 30, 2014	28,180,087	$281,801	$148,253,894	$(137,964,831)	$10,570,864

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(11,696,886)	$(12,897,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock issued to employees	201,998	-
Amortization of discount on notes payable due to warrants and beneficial conversion feature	-	1,613,354
Loss on extinguishment of debt		2,518,912
Depreciation	291,608	258,144
Amortization of debt financing costs	-	125,248
Option and warrant expense	840,303	924,961
Changes in:
Other current assets	394,746	20,481
Accounts payable - third parties and related parties	(324,156)	216,938
Accrued expenses	621,493	745,999
Deferred revenue	(964,209)	4,082,226
Other assets	128,992	(85,047)
Net cash used in operating activities	(10,506,111)	(2,476,628)

Cash flows from investing activities
Purchase of property & equipment	(149,187)	(214,197)
Restricted cash		1,000,000
Net cash provided by (used in) investing activities	(149,187)	785,803

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	648,175	21,319,153
Proceeds from third party debt	-	550,000
Proceeds from related party debt	-	100,000
Deferred financing and offering costs	-	(147,847)
Repayment on related party notes payable	-	(100,000)
Repayments on notes payable	-	(450,000)
Net cash provided by financing activities	648,175	21,271,306

Net change in cash and cash equivalents	(10,007,123)	19,580,481
Cash and cash equivalents at beginning of period	23,644,542	592,004
Cash and cash equivalents at end of period	$13,637,419	$20,172,485

Cash paid for:
Interest	$958	$19,638
NON-CASH TRANSACTIONS
Conversion of notes payable to common stock	-	4,275,053
Issuance of common stock for accrued interest		188,543
Discount on convertible notes relating to:
Warrants	-	195,969
Beneficial conversion feature	-	141,829
Unpaid additions to property and equipment	-	5,417
Subscription receivable	-	-
Unpaid offering costs		296,884
Shares issued as deferred offering costs	-	1,234

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

 During the nine months ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

At September 30, 2014, Opexa has approximately $12.3 million in a savings account.  For the nine months ended September 30, 2014, the savings account recognized an average market yield of 0.10%.  Interest income of $12,940 was recognized for the nine months ended September 30, 2014 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at September 30, 2014 and December 31, 2013:

Description	Sep 30, 2014	Dec 31, 2013
Prepaid expenses	$168,147	$315,014
Supplies inventory	299,694	673,044
Deferred offering costs	259,989	134,518
	$727,830	$1,122,576

Prepaid expenses at September 30, 2014 and December 31, 2013 include advance payments totaling $0 and $21,982, respectively, made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Prepaid expenses at September 30, 2014 and December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 2).  As of September 30, 2014 and December 31, 2013, the remaining costs of $38,938 in connection with the Merck Agreement that are expected to be amortized over the upcoming 12-month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $48,674 in connection with the Merck Agreement that are expected to be amortized beyond the upcoming 12-month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 4).

Supplies inventory at September 30, 2014 and December 31, 2013 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study.  Opexa expects to amortize these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the period that these supplies are expected to be used which is in the next three months.

Deferred offering costs at September 30, 2014 and December 31, 2013 include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $1.5 million in shares of its common stock, subject to certain conditions and limitations.  As of September 30, 2014 and December 31, 2013, the remaining costs of $134,518 in connection with the implementation of the $1.5 million Purchase Agreement remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the $1.5 million Purchase Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at September 30, 2014 also include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in March 2014 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of September 30, 2014, the remaining costs of $21,835 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at September 30, 2014 include deferred offering costs of $103,636 which were incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations. Because the termination date of this right to sell shares is within 12 months, the Company has reclassified this deferred offering cost from long term to current within the third quarter of 2014. (see Note 4)

Note 4.  Other Long-Term Assets

Other long-term assets at September 30, 2014 and December 31, 2013 also include costs incurred from third parties in connection with the Merck Agreement (see Note 2) amount to $48,674 that are expected to be amortized beyond the upcoming 12-month period.

Other long-term assets at December 31, 2013 include deferred offering costs of $103,636 which were incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations. Because the termination date of this right to sell shares is within 12 months, the Company has reclassified this deferred offering cost from long term to current within the third quarter of 2014. (see Note 3)

Note 5.  Equity

For the nine months ended September 30, 2014, equity related transactions were as follows:

●	Opexa recognized stock based compensation expense of $77,814 during the nine months ended September 30, 2014 related to shares of restricted common stock issued to certain members of Opexa’s management on November 8, 2013. The shares vested in full on February 28, 2014.
●	On February 28, 2014, 109,617 shares of restricted common stock with an aggregate fair value of $199,503 were issued to certain members of Opexa’s management and certain non-employee directors for service on Opexa’s Board. Opexa recognized stock based compensation expense of $118,307 related to these shares during the nine months ended September 30, 2014. The restricted shares issued to management vest in full on the earlier of the first anniversary of the grant date or termination of employment without cause following a change of control. The restricted shares issued to non-employee directors vest in four quarterly increments beginning on March 31, 2014.
●	On March 19, 2014, 6,000 shares of restricted common stock with an aggregate fair value of $12,000 were issued to a non-employee director for service on Opexa’s Board. Opexa recognized stock based compensation of $5,877 related to these shares during the nine months ended September 30, 2014. The shares vest in three quarterly increments beginning on June 30, 2014.
●	During the three months ended September 30, 2014, Opexa settled sales of 518,412 shares of stock generating gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175 respectively and were issued pursuant to the ATM. Of these shares, 30,700 shares were sold in late June 2014 and settled in early July 2014.

Note 6.  Stock-Based Compensation

Stock Options

The 2010 Stock Incentive Plan (the “2010 Plan”) provides for the grant of equity incentive awards to employees, directors and consultants of Opexa in the form of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property.  The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). A total of 625,000 shares of common stock are authorized to be issued for awards made under the 2010 Plan through September 2020, plus (i) the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and (ii) any reserved shares under the 2004 Plan that were not issued or subject to outstanding grants.  In addition, shares subject to awards granted under the 2010 Plan that terminate or expire before being exercised or settled will become available for grant under the 2010 Plan. As of September 30, 2014, options to purchase an aggregate of 2,411,607 shares were issued and outstanding.

Opexa accounts for share-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, “Share Based Payment.” During the nine months ended September 30, 2014, Opexa recognized option expense of $840,303. Unamortized stock compensation expense as of September 30, 2014 amounted to $1,470,092.

Stock Option Activity

         A summary of stock option activity for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	1,162,449	$4.30
Granted	1,351,940	1.82
Exercised	-	-
Forfeited and canceled	(102,782)	2.77

Outstanding at September 30, 2014	2,411,607	$2.97	8.2	$5,766

Exercisable at September 30, 2014	873,495	$4.74	6.3	$5,766

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

During the nine months ended September 30, 2014, performance-based options to purchase an aggregate of 510,125 shares at an exercise price of $1.82 were granted to senior management. These options have a term of ten years and vest 100% upon the earlier of achievement of a performance-based, strategic milestone objective or termination of employment without cause following a change of control. Fair value of $918,554 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.65%, (2) expected term of 10 years, (3) expected volatility of 172% and (4) zero expected dividends.

During the nine months ended September 30, 2014, time-based options to purchase an aggregate of 721,375 shares at exercise prices ranging from $1.44 to $1.82 were granted to employees.  These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $1,277,548 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.63% and 2.79%, (2) expected term of 6.25 years, (3) expected volatility range of 179%-186% and (4) zero expected dividends.

During the nine months ended September 30, 2014, options to purchase 102,782 shares were forfeited and cancelled.

Non-Employee Options:

During the nine months ended September 30, 2014, options to purchase an aggregate of 120,440 shares at exercise prices ranging from $1.82 to $2.00 were granted to non-employee directors for service on Opexa’s Board.  Options to purchase an aggregate of 78,858 shares will expire on the earlier of 10 years or a change in control of the Company, with 50% of the shares vesting immediately and 50% vesting on December 31, 2014.  Options to purchase an aggregate of 26,288 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on February 28, 2015.  An option to purchase 8,844 shares will expire on the earlier of 10 years or a change in control of the Company, with vesting in quarterly increments beginning on March 31, 2014.  An option to purchase 6,450 shares will expire on the earlier of 10 years or a change in control of the Company, with vesting in three quarterly increments beginning June 30, 2014.  Fair value of $211,097 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.65% and 2.77%, (2) expected term of 5.25 years, (3) expected volatility range of 155% and 157% and (4) zero expected dividends.

Restricted Stock

See Note 5 for a description of restricted stock awards made to employees and non-employee directors under the 2010 Plan during the nine months ended September 30, 2014.

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2014 is presented below:

	Number of Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	3,069,113	$4.12
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-

Outstanding at September 30, 2014	3,069,113	$4.12	2.4	$-

Exercisable at September 30, 2014	3,069,113	$4.12	2.4	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2014.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2013.

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

These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of the Company’s product candidates, Tcelna (imilecleucel T) and OPX-212, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

●	market conditions;
●	our capital position;
●	our ability to compete with larger, better financed pharmaceutical and biotechnology companies;
●	new approaches to the treatment of our targeted diseases;
●	our expectation of incurring continued losses;
●	our uncertainty of developing a marketable product;
●	our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or OPX-212);
●	our ability to maintain compliance with NASDAQ listing standards;
●
the success of our clinical trials (including the Phase IIb trial for Tcelna in SPMS which, depending upon results, may determine whether Merck elects to exercise its Option (defined below), and the potential initiation of a Phase 1/2 study of OPX-212 in NMO);

●	whether Merck exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck pursuant to the Option;
●	our dependence (if Merck exercises its Option) on the resources and abilities of Merck for the further development of Tcelna;
●	the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS, and the efficacy of OPX-212 for neuromyelitis optica (NMO);
●	our ability to develop and commercialize products;
●	our ability to obtain required regulatory approvals;
●	our compliance with all Food and Drug Administration regulations;
●	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and OPX-212);
●	the risk of litigation regarding our intellectual property rights or the rights of third parties;
●	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
●	our limited manufacturing capabilities;
●	our dependence on third-party manufacturers;
●	our ability to hire and retain skilled personnel;
●	our volatile stock price; and
●	other risks detailed in our filings with the SEC.

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

Opexa is a biopharmaceutical company developing a personalized immunotherapy with the potential to treat major illnesses, including multiple sclerosis (MS) as well as other autoimmune diseases such as neuromyelitis optica (NMO). These therapies are based on our proprietary T-cell technology.  Our mission is to lead the field of Precision Immunotherapy®  by aligning the interests of patients, employees and shareholders.  Information related to our product candidates, Tcelna® and OPX-212, is preliminary and investigative.   Tcelna and OPX-212 have not been approved by the U.S. Food and Drug Administration (FDA) or other global regulatory agencies for marketing.

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

We believe that our lead product candidate, Tcelna, has the potential to fundamentally address the root cause of MS by stopping the demyelination process and supporting the generation of new myelin sheaths where demyelination has occurred (remyelination).  Tcelna is an autologous T-cell immunotherapy that is currently being developed for the treatment of SPMS and is specifically tailored to each patient’s immune response profile to myelin. Tcelna is designed to reduce the number and/or functional activity of specific subsets of myelin-reactive T-cells (MRTCs) known to attack myelin. This technology was originally licensed from Baylor College of Medicine in 2001.

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

In addition to our ongoing clinical development of Tcelna, we announced on September 8, 2014, that we are also developing OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  NMO is an autoimmune disorder in which immune system cells and antibodies attack and destroy astrocytic/myelin cells in the optic nerves and the spinal cord leading to demyelination and loss of axons.  There are currently no FDA-approved therapies for NMO, other than to treat an attack while it is happening, to reduce symptoms and to prevent relapses.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTCs), thereby reducing the frequency of clinical relapses and subsequent progression in disability.    See “—NMO – OPX-212” below for more information on our development plans for OPX-212 in NMO.

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

In a prospective group of patients with more active disease (ARR>1, n=50), Tcelna demonstrated a 55% reduction in ARR as compared to placebo, an 88% reduction in whole brain atrophy and a statistically significant improvement in disability (EDSS) compared to placebo (p<0.045) at week 52 during the 24-week period following the administration of the full course of treatment; and in a retrospective analysis in patients naïve to previous disease modifying treatment, the results showed that patients, when treated with Tcelna, had a 56% to 73% reduction in ARR versus placebo for the various subsets and p values ranged from 0.009 to 0.06.

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

Current Treatment Options for SPMS

Only one product, mitoxantrone, is currently approved for the indication of SPMS in the U.S. However, since 2005, this drug carries a black box warning, due to significant risks of decreased systolic function, heart failure, and leukemia. The American Academy of Neurology has issued a report indicating that these risks are even higher than suggested in the original report leading to the black box warning. Hence, a safe and effective treatment for SPMS remains a significant unmet medical need.

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

A scheduled Data Safety Monitoring Board meeting took place during the week of October 6, 2014, and a recommendation was made to continue the study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.

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

NMO – OPX-212

In addition to our ongoing clinical development of Tcelna, we announced on September 8, 2014, that we are also developing OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  NMO is an autoimmune disorder in which immune system cells and antibodies attack and destroy myelin cells in the optic nerves and the spinal cord leading to demyelination and loss of axons.  There are currently no FDA-approved therapies for NMO, other than to treat an attack while it is happening, to reduce symptoms and to prevent relapses.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTCs), thereby reducing the frequency of clinical relapses and subsequent progression in disability.

Disease Pathogenesis

An astrocytopathic disease of the CNS characterized by optic neuritis, transverse myelitis; it is a B-cell-dependent disease associated with anti-aquaporin-4 antibodies

Potential Intervention Points for T-cell Therapy

T-cell therapy believed to inhibit AQP-4 autoantibody, pro-inflammatory cytokines and prevent infiltration of macrophages and granulocytes

Patients with NMO present with acute, often severe, attacks of blindness in one or both eyes followed within days or weeks by varying degrees of paralysis in the arms and legs.  Most patients have relapsing attacks (separated by months or years with partial recovery), with usually sequential index episodes of optic neuritis (ON) and myelitis.  A relapsing course is more frequent in women, and nearly 90% of patients are female (typically late middle-aged).  More rarely, the disease course is monophasic, with nearly simultaneous index episodes of ON and myelitis.  This form may occur in younger individuals with no sex predilection.  Patients with NMO frequently have other systemic autoimmune disorders, such as systemic lupus erythematosus, Sjögren's syndrome or Myasthenia Gravis.  It is estimated that there are approximately 4,800 cases of NMO in the U.S.  NMO has a worldwide estimated prevalence of 1-2 people per 100,000 population.

There are currently no FDA-approved therapies for NMO, other than to treat an attack while it is happening, to reduce symptoms and to prevent relapses.  An initial attack is usually treated with a combination of a corticosteroid drug (methylprednisolone) to stop the attack and an immunosuppressive drug (azathioprine) for prevention of subsequent attacks.  Although not approved for NMO, physicians utilize Rituximab as long-term therapy to provide protection from increasing neurological impairments through relapse.  If frequent relapses occur, a low dose of steroids may be used, and plasma exchange to separate antibodies out of the blood stream may be used with patients who are unresponsive to corticosteroid therapy.

We expect to manufacture OPX-212 using ImmPath®, our proprietary method for the production of an autologous T-cell product, which comprises the collection of a blood product from the NMO patient and the expansion of ARTCs from the blood product.  Upon completion of the manufacturing process, ARTCs are formulated and attenuated by irradiation before being returned to the patient, with the express purpose of inducing a regulatory immune response to reduce the frequency and/or function of pathogenic ARTCs.

We initiated development activities for OPX-212, our drug development candidate for NMO, earlier this year and have achieved a number of regulatory and early development milestones to date. These include conducting a pre-Investigational New Drug application (pre-IND) meeting with the U.S. FDA and performing in-house manufacturing runs with NMO patient samples. We are continuing with preclinical development activities and expect to file an IND for OPX-212 with the FDA by mid-2015.  We believe OPX-212 for NMO will qualify for Orphan drug designation, and we also expect to apply for Fast Track designation.

We believe part of the value of our T-cell platform comes from the ability to move relatively quickly and cost effectively into new autoimmune diseases.  We do not expect our ongoing preclinical development activities related to the NMO program to materially affect the Company’s cash burn through IND submission.  Assuming successful completion of the preclinical development activities and submission and acceptance of the IND by the FDA, we may thereafter advance into clinical development with a Phase 1/2 proof-of-concept study.  We intend to evaluate various options to fund such clinical study, including public or private capital raises as well as potential partnership and out-licensing activities.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers associated with MS.  Depending upon the outcome of further feasibility analysis, the T-cell platform may have applications in developing treatments for other autoimmune disorders.  While the primary focus of Opexa remains the development of Tcelna in SPMS, as well as our recently announced development plans for OPX-212 in NMO, we continue to investigate the expansion of the T-cell platform into other autoimmune diseases as well as potential in-licensing.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2014 with the Three Months Ended September 30, 2013

Revenue.  Revenues of $307,686 and $348,837 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement dated February 5, 2013 were recognized for the three months ended September 30, 2014 and 2013, respectively.  The decrease in revenue is primarily a reflection of an increase in the number of months over which the deferred revenue is being recognized from 43 months to 47 months.

Research and Development Expenses. Research and development expenses were $3,173,538 for the three months ended September 30, 2014, compared with $2,494,463 for the three months ended September 30, 2013. The increase in expenses is primarily due to an increase in the costs in connection with the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, and increases in the number of employees to support the ongoing clinical trial, employee compensation expense and stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 were $917,335 compared with $626,668 for the three months ended September 30, 2013. The increase in expense is due to increases in capital financing expenses which was brought about by the reversal of accrued bankers fees for $118,000 in third quarter of 2013 due to a settlement and increases in stock compensation expenses, and was partially offset by decreases in legal fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2014 were $97,364 compared with $90,935 for the three months ended September 30, 2013. The increase in expense is due to increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2013 and 2014 and leasehold improvements during 2013 and 2014 to support increased development activities.

Interest Expense.  Interest expense of $346,239 for the three months ended September 30, 2013 was primarily related to the amortized debt discount and interest on both the July 25, 2012 convertible secured promissory notes and the January 23, 2013 convertible promissory notes and the amortization of the financing fees over the life of the notes. Interest expense of $958 was recorded for the three months ended September 30, 2014 which related to interest on our corporate credit card.

Interest Income.  Interest income was $3,456 for the three months ended September 30, 2014, compared to $4,448 for the three months ended September 30, 2013.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $2,518,912 for the three months ended September 30, 2013.  The loss on extinguishment of debt for the three months ended September 30, 2013 was related to the conversion of the remaining July 2012 convertible secured promissory notes on September 24, 2013 at the amended conversion price.  We recorded no loss on extinguishment of debt for the three months ended September 30, 2014.

Net loss. We had a net loss for the three months ended September 30, 2014 of approximately $3.9 million, or $0.14 loss per share (basic and diluted), compared with a net loss of approximately $5.7 million or $0.39 loss per share (basic and diluted) for the three months ended September 30, 2013. The decreased net loss is primarily related to the recording of a $2.5 million loss on extinguishment of debt in 2013 and interest expense related to promissory notes in 2013 partially offset by a decrease in revenue, an increase in research and development expenses, higher general and administrative expenses and higher depreciation expenses for the quarter ending September 30, 2014.

Comparison of the Nine Months Ended September 30, 2014 with the Nine Months Ended September 30, 2013

Revenue.  Revenues of $964,209 and $917,774 related to the $5 million upfront payment from Merck in connection with the Option and License Agreement dated February 5, 2013 were recognized for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Expenses. Research and development expenses were $9,393,887 for the nine months ended September 30, 2014, compared with $6,338,859 for the nine months ended September 30, 2013. The increase in expenses is primarily due to an increase in the costs in connection with the increasing enrollment of patients for the ongoing clinical trial of Tcelna in SPMS, an increase in the procurement and use of supplies for product manufacturing and development, and increases in the number of employees to support the ongoing clinical trial, employee compensation expense and stock compensation expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 were $2,987,582 compared with $2,479,708 for the nine months ended September 30, 2013. The increase in expense is due to increases in employee compensation and stock compensation expenses, and was partially offset by decreases in capital financing expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2014 were $291,608, compared with $258,144 for the nine months ended September 30, 2013. The increase in expense is due to increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2013 and 2014 and leasehold improvements during 2013 and 2014 to support increased development activities.

Interest Expense.  Interest expense of $2,267,293 for the nine months ended September 30, 2013 was primarily related to the amortized debt discount and interest on both the July 25, 2012 convertible secured promissory notes and the January 23, 2013 convertible promissory notes and the amortization of the financing fees over the life of the notes. Interest expense of $958 was recorded for the nine months ended September 30, 2014 related to our corporate credit card.

Interest Income.  Interest income was $12,940 for the nine months ended September 30, 2014, compared to $9,388 for the nine months ended September 30, 2013.

Other Income.  Other income of $37,910 for the nine months ended September 30, 2013 was related to the extinguishment of membership interests in the mutual insurance company that we participated in for our product liability insurance through January 1, 2013. We recorded no other income for the nine months ended September 30, 2014.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt was $2,518,912 for the nine months ended September 30, 2013.  The loss on extinguishment of debt for the nine months ended September 30, 2013 was related to the conversion of the remaining July 2012 convertible secured promissory notes on September 24, 2013 at the amended conversion price.  We recorded no loss on extinguishment of debt for the nine months ended September 30, 2014.

Net loss. We had a net loss for the nine months ended September 30, 2014 of approximately $11.7 million, or $0.42 loss per share (basic and diluted), compared with a net loss of approximately $12.9 million or $1.29 loss per share (basic and diluted) for the nine months ended September 30, 2013. The decreased net loss is primarily related to the recording of a $2.5 million loss on extinguishment of debt in 2013 and interest expense related to promissory notes in 2013 partially offset by increases in the costs associated with enrollment of patients for the clinical study of Tcelna in SPMS, the procurement and use of supplies for product manufacturing and development, additions to staff and increased compensation costs, and higher depreciation expenses partially offset by increases in revenue.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of September 30, 2014, we had cash and cash equivalents of $13.6 million. Our financing activities generated approximately $28.4 million for the year ended December 31, 2013.  The cash generated in 2013 was proceeds from underwritten public offerings of shares of our common stock, proceeds from a registered direct offering of shares of our common stock, proceeds from sales of shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds from sales of shares of our common stock under an “at-the-market” (ATM) facility, proceeds from a January 2013 convertible secured note financing, the release of funds to us previously held in a controlled account and from an upfront payment received pursuant to an option granted to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS, as discussed below.

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

On September 6, 2012, we entered into a Sales Agreement (the “ATM Agreement”) with Brinson Patrick Securities Corporation (the “Original Sales Manager”) in which we could offer and sell shares of our common stock from time to time depending upon market demand, with the Original Sales Manager acting as an agent for the sale of shares in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933. During February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417 pursuant to the ATM Agreement. On March 5, 2014, we entered into a First Amendment to Sales Agreement with the Original Sales Manager and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”), pursuant to which the ATM Agreement was assigned by the Original Sales Manager to Brinson Patrick.  The ATM Agreement, as amended, is referred to herein as the “new ATM Agreement.” Under the new ATM Agreement, we may offer and sell shares of our common stock from time to time depending upon market demand, with Brinson Patrick acting as an agent for the sale of shares  in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to an additional 2,500,000 shares of our common stock for potential sale under the new ATM Agreement.  As of September 30, 2014, we have generated gross and net proceeds of $674,126 and $653,888, respectively, under the new ATM Agreement on sales of an aggregate of 518,412 shares of our common stock at average prices ranging from $1.68 to $1.12 per share.

Our operating cash burn rate during the nine months ended September 30, 2014 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the Abili-T trial may result in an increase in our monthly operating cash burn in the fourth quarter of 2014 and in 2015.  However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which is expected by mid-2015.

We will need to secure significant additional resources to complete the Abili-T trial of Tcelna in SPMS and, if initiated, to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, as well as to support our operations during the course of the trials.  We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by mid-2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2015.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

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

Not applicable.

PART II - OTHER INFORMATION

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

Risks Related to Our Business

We will be required to raise significant additional capital, and our ability to obtain funding is uncertain. If sufficient capital is not available, we may not be able to continue our operations as proposed (including the Phase IIb clinical trial ongoing for Tcelna, or any study planned for OPX-212 in NMO), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of September 30, 2014, we had cash and cash equivalents of $13,637,419.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. These convertible secured notes were converted into equity during 2013 and an aggregate of 2,002,926 shares of common stock were issued. From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” (ATM) program, for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck pursuant to which we granted the Option to Merck to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses. On December 23, 2013, we closed an offering of 4,738,000 shares of common stock including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of approximately $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.  Between March 5, 2014 and November 1, 2014, we generated gross and net proceeds of $674,126 and $653,888, respectively, on sales of an aggregate of 518,412 shares of our common stock under an amendment to our ATM sales agreement pursuant to which Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) became the new sales agent.

Our operating cash burn rate during the nine months ended September 30, 2014 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the Abili-T trial may result in an increase in our monthly operating cash burn in the fourth quarter of 2014 and in 2015.  However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which is expected by mid-2015.  We will need to secure significant additional resources to complete the Abili-T trial of Tcelna in SPMS and, if initiated, to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, as well as to support our operations during the course of the trials. We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by mid-2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2015.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

Given our need for substantial amounts of capital to complete the Abili-T clinical study of Tcelna in SPMS and to initiate and complete a Phase 1/2 proof-of-concept study of OPX-212 in NMO, we intend to continue to explore potential opportunities and alternatives to obtain the significant additional resources, including one or more additional financing transactions, that will be necessary to complete the studies and to support our operations during the pendency of such studies.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all. If we are unable to obtain additional funding for operations beyond the projected runway, we will be forced to suspend or terminate any ongoing clinical trials, which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

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

If we are unable to obtain additional funding to support our current clinical trial activities beyond the projected runway, we may not be able to continue or complete the Phase IIb clinical study of Tcelna in SPMS and, if initiated, to continue or complete a Phase 1/2 proof-of-concept study of OPX-212 in NMO, or otherwise continue our operations as proposed, which may require us to modify our business plan or curtail various aspects of our operations.  If we are unable to maintain an adequate level of capital, it may be necessary to cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

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

We may also incur discretionary expenses related to Phase I, Phase II and/or Phase III development programs, manufacturing scale-up/automation and technology transfer, research on additional indications and business development activities.  There is no assurance that any such future expenses would be recovered by us.

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

Our business is at an early stage of development.  We do not have any product candidates that have completed late-stage clinical trials nor do we have any products on the market.  We have only one product candidate, Tcelna, which has progressed to the stage of being studied in human clinical trials in the United States.  We recently announced the initiation of early development activities with our second pipeline candidate, OPX-212 in NMO..  Tcelna, and any other potential products, including OPX-212, will require regulatory approval prior to marketing in the United States and other countries.  Obtaining such approval requires significant research and development and preclinical and clinical testing.  We may not be able to develop any products, to obtain regulatory approvals, to continue clinical development of Tcelna, to enter clinical trials (or any development activities) for any other product candidates (such as OPX-212) or to commercialize any products.  Tcelna, and any other potential products (such as OPX-212), may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use.  Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.  In addition, we anticipate that at least a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS.  Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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

In addition, we, Merck with respect to Tcelna (if the Option is exercised) or the FDA (based on its authority over clinical studies) may delay a proposed investigation or suspend clinical trials in progress at any time if it appears that the study may pose significant risks to the study participants or other serious deficiencies are identified.  Prior to approval of any product candidate, the FDA must determine that the data demonstrate safety and effectiveness.  The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics.

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

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and we recently announced the initiation of NMO as the second disease we are pursuing.  As a platform technology, there exists the potential to address other autoimmune diseases with the technology.  Early development activities including preclinical and manufacturing activities have been initiated in OPX-212. The work in NMO is modest compared to the effort that has been committed to the lead MS indication.  Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization.  The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates.  We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process.  Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do.  We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies.  We believe our facility should have the capacity to support full clinical development of Tcelna in North American trials for SPMS and, if applicable, a Phase 1/2 proof-of-concept study of OPX-212 in NMO.  It is not sufficient, however, to support clinical trials outside North America including Europe and Asia, if required, or the commercial launch of Tcelna or any other product candidate.  In this case, we would need to expand our manufacturing staff and facility, obtain a new facility, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to Merck (in the event the Option is exercised) to address manufacturing requirements.

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

Problems with our manufacturing process or with a manufacturing facility (whether ours or a third party’s) could result in the failure to produce, or a delay in producing, adequate supplies of a product candidate such as Tcelna.  A number of factors could cause interruptions or delays, including equipment malfunctions or failures, destruction or damage to a manufacturing facility due to natural disasters or otherwise, contamination of materials, changes in regulatory requirements or standards that require modifications to our manufacturing process, action by a regulatory agency or by a manufacturer (whether us or a third party) that results in the halting or slowdown of production due to regulatory issues, any third-party manufacturer going out of business or failing to produce as contractually required, or other similar factors.

Difficulties, delays or interruptions in the manufacture and supply of a product candidate such as Tcelna could require us to stop treating patients in our clinical development of such product candidate and/or require a halt to or suspension of, or otherwise adversely affect, a clinical trial, thus increasing our costs and damaging our reputation.  If a product candidate such as Tcelna is approved, difficulties, delays or interruptions in the manufacture and supply of such product candidate could cause a delay in or even halt or suspend the commercialization of such product candidate, potentially causing a partial or complete loss of revenue or market share.

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

 Tcelna is based on our novel T-cell immunotherapy platform, Immpath, which produces an autologous T-cell immunotherapy utilizing a patient’s own blood.  OPX-212 is expected to be similarly produced.   The manufacture of living T-cell products requires specialized facilities, equipment and personnel which are different than the resources required for manufacturing chemical or biologic compounds.  Scaling-out the manufacture of living cell products to meet demands for commercialization will require substantial amounts of such specialized facilities, equipment and personnel, especially where, as is the case for Tcelna and expected to be the case for OPX-212, the products are personalized and must be made for each patient individually.  Because our manufacturing processes are complex, require facilities and personnel that are not widely available in the industry, involve equipment and training with long lead times, and the establishment of new manufacturing facilities is subject to a potentially lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or on reasonably terms, if at all.  In addition, not many consultants or advisors in the industry have relevant experience and can provide guidance or assistance because active immune therapies such as Tcelna are fundamentally a new category of product in two major ways:  (i) the product consists of living T-cells, not chemical or biologic compounds; and (ii) the product is personalized.  There can be no assurance that manufacturing problems will not arise in the future which we may not be able to resolve or which may cause significant delays in development or, if any product candidate such as Tcelna is approved, commercialization.

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

In addition, the novel nature of product candidates such as Tcelna also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel for research, development and manufacturing positions.

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

Any acquisitions that we make could disrupt our business and harm our financial condition.

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

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, T-cells, and other technologies potentially relevant to or required by our product candidates such as Tcelna.  We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed.  We are aware of a number of patent applications and patents claiming use of modified cells to treat disease, disorder or injury.

There is significant litigation in our industry regarding patent and other intellectual property rights.  While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our product candidates, such as Tcelna, or their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties.  If our product candidates, such as Tcelna, or their methods of manufacture are found to infringe any such patents, we may have to pay significant damages or seek licenses under such patents.  We have not conducted comprehensive searches of patents issued to third parties relating to Tcelna or OPX-212.  Consequently, no assurance can be given that third-party patents containing claims covering Tcelna or OPX-212, their methods of use or manufacture do not exist or have not been filed and will not be issued in the future.  Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, we cannot be certain that others have not filed patent applications that will mature into issued patents that relate to our current or future product candidates that could have a material effect in developing and commercializing one or more of our product candidates.  A patent holder could prevent us from importing, making, using or selling the patented compounds.  We may need to resort to litigation to enforce our intellectual property rights or to determine the scope and validity of third-party proprietary rights.  Similarly, we may be subject to claims that we have inappropriately used or disclosed trade secrets or other proprietary information of third parties.  If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose.  Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources.  We may not be able to afford the costs of litigation.  Any legal action against us or our collaborators could lead to:

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

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 were converted into shares of Series A convertible preferred stock which, in turn, were converted into an aggregate of 288,229 shares of common stock during February 2013.  The remaining notes were converted into an aggregate of 1,714,697 shares of common stock at $1.91 per share on September 24, 2013.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares. In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share during February 2013 and the remaining $550,000 of principal amount plus accrued interest was repaid during February 2013.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to the ATM Agreement for gross proceeds of $536,417.  On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses. On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses.  On December 23, 2013, we closed an offering of 4,738,000 shares of common stock, including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.  Between March 5, 2014 and November 1, 2014, we generated gross and net proceeds of $674,126 and $653,888, respectively, on sales of an aggregate of 518,412 shares of our common stock under the new ATM Agreement.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 28,180,087 shares of common stock were outstanding as of November 1, 2014.  As of such date, another (i) 2,411,607 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,069,113 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings.  We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Among other requirements, we will need to raise significant additional capital in order to complete the Phase IIb clinical study of Tcelna in SPMS, and, if initiated, to complete a Phase 1/2 proof-of-concept study of OPX-212 in NMO, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash (i) to continue funding the ongoing Abili-T clinical study of Tcelna in patients with SPMS, and (ii) to continue preclinical and manufacturing activities for OPX-212 in patients with NMO, and if such activities are successful, to file an IND application with the FDA to initiate a Phase 1/2 proof-of-concept study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.  Our existing resources are not adequate to permit us to complete the ongoing Abili-T clinical study of Tcelna in patients with SPMS or, if initiated, to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO.  We will need to secure significant additional resources to complete the ongoing Abili-T clinical study of Tcelna in patients with SPMS and, if initiated, to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO and to support our operations during the course of the trials.

Depending on future developments and circumstances, we may use some of our available cash for other purposes which may have the potential to decrease the forecasted cash runway.  Notwithstanding our current intentions regarding use of our available cash, our management will have significant flexibility with respect to such use.  The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts.  Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

Item 6.  Exhibits.

Exhibit
No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.
__________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: November 6, 2014	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholder’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

__________________

*	Filed herewith.