Form 10-K
period 2014-12-31
Opexa Therapeutics, Inc.
filed 2015-02-23
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 based upon the closing price as of such date was $43,709,741.

As of February 20, 2015, 28,234,751 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Tcelna®, ImmPath® and Precision Immunotherapy® are registered trademarks of Opexa Therapeutics, Inc.  All other product and company names are trademarks of their respective owner.  Unless otherwise indicated, “Opexa,” the Company,” “we,” “our” and “us” in this annual report to refers to the business of Opexa Therapeutics, Inc.

i

Forward Looking Statements

Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “hopes,” “anticipates,” “estimates,” “may,” “could,” “intends,” “exploring,” “evaluating,” “progressing,” “proceeding” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of the Company’s product candidates, Tcelna (imilecleucel-T) and OPX-212, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:
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
●
the success of our clinical trials  (including the Phase IIb trial for Tcelna in secondary progressive multiple sclerosis (MS) which, depending upon results, may determine whether Ares Trading SA (Merck Serono), a wholly owned subsidiary of Merck Serono S.A., elects to exercise its option (the Option) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS);

●	whether Merck Serono exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck Serono pursuant to the Option;
●	our dependence (if Merck Serono exercises its Option) on the resources and abilities of Merck Serono for the further development of Tcelna;
●	the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS, and the efficacy of OPX-212 for neuromyelitis optica (NMO);
●	our ability to develop and commercialize products;
●	our ability to obtain required regulatory approvals;
●	our compliance with all Food and Drug Administration regulations;
●	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and OPX-212);
●	the risk of litigation regarding our intellectual property rights or the rights of third parties;
●	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
●	our limited manufacturing capabilities;
●	our dependence on third-party manufacturers;
●	our ability to hire and retain skilled personnel;
●	our volatile stock price; and
●	other risks detailed in our filings with the SEC.

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

Subjects showed statistically significant reduction over baseline in the MRTC counts for each time point through month nine of the extension study.

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

Option and License Agreement with Merck Serono

On February 4, 2013, we entered into an Option and License Agreement with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the agreement, Merck Serono has an option (the “Option”) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck Serono prior to or upon completion of our ongoing Abili-T trial of Tcelna in patients with SPMS.  Under the terms of the agreement, we received an upfront payment of $5 million for granting the Option.  If the Option is exercised, Merck Serono would pay us an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights to use for other indications outside of MS.

Based upon the achievement of development milestones by Merck Serono for Tcelna in SPMS, we would be eligible to receive one-time milestone payments totaling up to $70 million as follows: (i) milestone payments aggregating $35 million if Tcelna is submitted for regulatory approval and commercialized in the United States; (ii) milestone payments aggregating $30 million if Tcelna is submitted for regulatory approval in Europe and commercialized in at least three major countries in Europe; and (iii) a milestone payment of $5 million if Tcelna is commercialized in certain markets outside of the United States and Europe. If Merck Serono elects to develop and commercialize Tcelna in RRMS, we would be eligible to receive milestone payments aggregating up to $40 million based upon the achievement by Merck Serono of various development, regulatory and first commercial sale milestones.

If Tcelna receives regulatory approval and is commercialized by Merck Serono, we would be eligible to receive royalties pursuant to a tiered structure at rates ranging from 8% to 15% of annual net sales, with step-ups over such range occurring when annual net sales exceed $500 million, $1 billion and $2 billion.  Any royalties would be subject to offset or reduction in various situations, including if third party rights are required or if patent protection is not available in an applicable jurisdiction. We would also be responsible for royalty obligations to certain third parties, such as Baylor College of Medicine from which we originally licensed related technology.  If we were to exercise an option to co-fund certain of Merck Serono’s development, the royalty rates payable by Merck Serono would be increased to rates ranging from 10% to 18%. In addition to royalty payments, we would be eligible to receive one-time commercial milestones totaling up to $85 million, with $55 million of such milestones achievable at annual net sales targets in excess of $1 billion.

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

If Merck Serono exercises its Option to acquire an exclusive, worldwide license for our Tcelna program for the treatment of MS, we retain certain rights with respect to the manufacture of Tcelna.

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

Tcelna Safety and Tolerability

We believe that Tcelna treatment selectively targets, depletes and/or down-regulates the pathogenic T-cell population. It is not a general immune suppressant and, accordingly, it has not shown to be associated with the serious side effects seen by those MS treatments that function by systemically suppressing the immune system. We believe that this favorable safety profile may be an important advantage as patient compliance represents a significant challenge due to serious side effects associated with various MS treatments currently available.

NMO – OPX-212

In addition to our ongoing clinical development of Tcelna, we announced on September 8, 2014 that we are also developing OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  NMO is an autoimmune disorder in which immune system cells and antibodies attack astrocytes leading to the secondary destruction of nerve cells (axons) in the optic nerves and the spinal cord.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4 expressed by astrocytes, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTCs), thereby reducing the frequency of clinical relapses and subsequent progression in disability.

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

There are currently no FDA-approved therapies for NMO.  An initial attack is usually treated with a combination of a corticosteroids and/or by plasma exchange to limit the severity of the attack.  Although not approved for NMO, some physicians may utilize an immunosuppressant such as Rituximab as long-term therapy to provide protection from increasing neurological impairments through relapse.

We expect to manufacture OPX-212 using ImmPath, our proprietary method for the production of an autologous T-cell product, which comprises the collection of a blood product from the NMO patient and the expansion of ARTCs from the blood product.  Upon completion of the manufacturing process, ARTCs are cryopreserved in dose-equivalents until required for use.  On demand, a dose-equivalent is thawed, formulated and attenuated by irradiation before being returned to the patient for subcutaneous injection, with the express purpose of inducing a regulatory immune response to reduce the frequency and/or function of pathogenic ARTCs.

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

We believe part of the value of our T-cell platform comes from the ability to move relatively quickly and cost effectively into new autoimmune diseases.  We do not expect our ongoing preclinical development activities related to the NMO program to materially affect the Company’s cash burn through IND submission.  Assuming successful completion of the preclinical development activities and submission and acceptance of the IND by the FDA and/or CTA by Health Canada, we may thereafter advance into clinical development with a Phase 1/2 proof-of-concept study.  We intend to evaluate various options to fund such clinical study, including public or private capital raises as well as potential partnership and out-licensing activities.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers associated with MS.  Depending upon the outcome of further feasibility analysis, the T-cell platform may have applications in developing treatments for other autoimmune disorders.  While the primary focus of Opexa remains the development of Tcelna in SPMS, as well as our development plans for OPX-212 in NMO, we continue to investigate the expansion of the T-cell platform into other autoimmune diseases as well as potential in-licensing of other novel technologies.

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

Competition

The development of therapeutic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat MS and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the current treatment of, and in the development of treatments for, MS include Biogen-Idec, Elan, Merck-Serono (which is an affiliate of the entity that holds the Option), Teva, Bayer/Schering AG and Novartis.  Some of our primary competitors in the development of treatments for NMO include Alexion, Biogen-Idec, Chugai Pharmaceuticals, Roche Holdings AG and Astra Zeneca.

Sales and Marketing

If Merck Serono exercises its Option to acquire an exclusive, worldwide license for our Tcelna program for the treatment of MS and pays us an upfront license fee, Merck Serono would be solely responsible for funding future commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.  We would consider partnering with large biotech and pharmaceutical companies, if and when applicable, to assist with marketing and sales of an MS T-cell therapy in Japan as well as to assist with marketing and sales in indications beyond MS.

If Merck Serono does not exercise its Option, we may choose to partner with large biotech or other pharmaceutical companies for sales and marketing, if and when applicable, or alternatively develop our own sales force to market our MS cell therapy products in the U.S. Given the concentration of MS treatment among a relatively small number of specialized neurologists in the U.S., we believe that a modest size sales force would be sufficient to market an MS product in the U.S.

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

Research and Development

Research and development expenses for the year ended December 31, 2014 were approximately $12.0 million, mainly reflecting the costs of the operation of the Abili-T clinical trial for Tcelna in patients with SPMS.  Research and development expenses for the year ended December 31, 2013 were approximately $9.2 million, mainly reflecting the costs of the operation of the Abili-T clinical trial for Tcelna in patients with SPMS.

Organizational History

We have a limited operating history. Our predecessor company for financial reporting purposes was formed on January 22, 2003 to acquire rights to an adult stem cell technology. In November 2004, we acquired Opexa Pharmaceuticals, Inc. and its MS treatment technology. Currently, we remain focused on developing our T-cell technology for MS. To date, we have not generated any commercial revenues from operations. As we continue to execute our business plan, we expect our development and operating expenses to increase.

Employees

As of February 20, 2015, we had 39 full-time employees. We believe that our relations with our employees are good. None of our employees is represented by a union or covered by a collective bargaining agreement.

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

Investing in our securities involves a high degree of risk.  You should consider the following risk factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in our secrities.  The following factors affect our business, our intellectual property, the industry in which we operate and our securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or which we currently consider immaterial may also have an adverse effect on our business.  If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected, the market price of our securities could decline and you could lose all or part of your investment in our securities.

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

As of December 31, 2014, we had cash and cash equivalents of approximately $9.9 million.  During 2012, we closed a private offering in July 2012 consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds. These convertible secured notes were converted into equity during 2013 and an aggregate of 2,002,926 shares of common stock were issued. From November 2012 through January 2013, we sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 pursuant to our $1.5 million purchase agreement with Lincoln Park. We closed a private offering of unsecured convertible promissory notes and warrants to purchase common stock in January 2013 which generated $650,000 in gross proceeds. Upon receipt of the upfront payment from Merck Serono in February 2013, we repaid $550,000 principal amount plus accrued interest of the January 2013 notes and converted the remaining $100,000 principal amount into shares of common stock pursuant to the investor’s election to convert into equity. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to a sales agreement executed on September 6, 2012 with Brinson Patrick Securities Corporation acting as sales agent under an “at-the-market” (ATM) program, for gross proceeds of $536,417. On February 4, 2013, we entered into an Option and License Agreement with Merck Serono pursuant to which we granted the Option to Merck Serono to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS in consideration for an upfront payment of $5 million. On February 11, 2013, we closed an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses.  On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses. On December 23, 2013, we closed an offering of 4,738,000 shares of common stock including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of approximately $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.  Between March 5, 2014 and December 31, 2014, we generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, on sales of an aggregate of 518,412 shares of our common stock under an amendment to our ATM sales agreement pursuant to which Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) became the new sales agent.

Our operating cash burn rate during the 12 months ended December 31, 2014 was approximately $1.2 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study of OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2015.  However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which is expected by mid-2015.  We will need to secure significant additional resources to complete the Abili-T trial of Tcelna in SPMS and, if initiated, to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, as well as to support our operations during the course of the trials. We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by mid-2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2015.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

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

Our business is at an early stage of development.  We do not have any product candidates that have completed late-stage clinical trials nor do we have any products on the market.  We have only one product candidate, Tcelna, which has progressed to the stage of being studied in human clinical trials in the United States.  We announced the initiation of early development activities with our second pipeline candidate, OPX-212 in NMO.   Tcelna, and any other potential products, including OPX-212, will require regulatory approval prior to marketing in the United States and other countries.  Obtaining such approval requires significant research and development and preclinical and clinical testing.  We may not be able to develop any products, to obtain regulatory approvals, to continue clinical development of Tcelna, to enter clinical trials (or any development activities) for any other product candidates (such as OPX-212) or to commercialize any products.  Tcelna, and any other potential products (such as OPX-212), may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use.  Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

We have provided Merck Serono with the Option, which provides Merck Serono with the opportunity, if exercised, to control the development and commercialization of Tcelna in MS.

In February 2013, we granted the Option to Merck Serono.  The Option permits Merck Serono to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck Serono prior to or upon completion of our ongoing Phase IIb trial of Tcelna in patients with SPMS.  If Merck Serono exercises the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.  In consideration for the Option, we received an upfront payment of $5 million and may be eligible to receive an option exercise fee as well as milestone and royalty payments based on achievement of development and commercialization milestones. The rights we have relinquished to our product candidate Tcelna, including development and commercialization rights, may harm our ability to generate revenues and achieve or sustain profitability.

If Merck Serono exercises the Option, we would become reliant on Merck Serono’s resources and efforts with respect to Tcelna in MS.  In such an event, Merck Serono may fail to develop or effectively commercialize Tcelna for a variety of reasons, including that Merck Serono:
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

If Merck Serono does not exercise the Option, we may be unable to enter into a collaboration with any other potential partner on acceptable terms, if at all.  We face competition in our search for partners from other organizations worldwide, many of whom are larger and are able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support.

If Merck Serono does not exercise the Option, and we are not successful in attracting another partner and entering into collaboration on acceptable terms, we may not be able to complete development of or commercialize any product candidate, including Tcelna.  In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted.  The clinical trial process is also time-consuming.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.  In addition, we anticipate that at least a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS.  Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck Serono (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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
●
challenges to patient monitoring, retention and data collection during or after treatment (e.g., patients’ failure to return for follow-up visits or to complete the trial, detection of epitope profiles in subsequent visits, etc.); and

●	failure of medical investigators to follow our clinical protocols.

In addition, we, Merck Serono with respect to Tcelna (if the Option is exercised) or the FDA (based on its authority over clinical studies) may delay a proposed investigation or suspend clinical trials in progress at any time if it appears that the study may pose significant risks to the study participants or other serious deficiencies are identified.  Prior to approval of any product candidate, the FDA must determine that the data demonstrate safety and effectiveness.  The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics.

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

Even if regulatory approval is obtained for any product candidate, such as Tcelna, any such approval may be subject to limitations on the indicated uses for which it may be marketed.  Our ability to generate revenues from the commercialization and sale of any potential products, whether directly or through any development arrangement (such as where Merck Serono exercises the Option) will be limited by any failure to obtain or limitation on necessary regulatory approvals.

If Merck Serono exercises the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.

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

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and we the initiation of NMO as the second disease we are pursuing.  As a platform technology, there exists the potential to address other autoimmune diseases with the technology.  Early development activities including preclinical and manufacturing activities have been initiated in OPX-212. The work in NMO is modest compared to the effort that has been committed to the lead MS indication.  Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization.  The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates.  We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process.  Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do.  We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies.  We believe our facility should have the capacity to support full clinical development of Tcelna in North American trials for SPMS and, if applicable, a Phase 1/2 proof-of-concept study of OPX-212 in NMO.  It is not sufficient, however, to support clinical trials outside North America including Europe and Asia, if required, or the commercial launch of Tcelna or any other product candidate.  In this case, we would need to expand our manufacturing staff and facility, obtain a new facility, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to Merck Serono (in the event the Option is exercised) to address manufacturing requirements.

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

In the instance of Tcelna, if Merck Serono exercises the Option then our ability to achieve revenue will be dependent upon the efforts and success of Merck Serono in developing and commercializing Tcelna.  Our ability to successfully commercialize any product we may eventually have, to the extent applicable, and/or our ability to receive any revenue associated with Tcelna in the event Merck Serono exercises the Option, will depend in significant part on the extent to which appropriate coverage of and reimbursement for such product and any related treatments are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs.  Third-party payors are increasingly challenging the prices charged for medical products and services.  We cannot provide any assurances that third-party payors will consider any product cost-effective or provide coverage of and reimbursement for such product, in whole or in part.

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make or use our potential products, such as Tcelna, and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.  If we are unable to obtain such licenses at a reasonable cost, we (or, in the event the Option is exercised, Merck Serono with respect to Tcelna) may not be able to develop any affected product candidate commercially.  There can be no assurance that we will not be obliged to defend ourselves (or, in the event the Option is exercised, Merck Serono with respect to Tcelna) in court against allegations of infringement of third party patents.  Patent litigation is very expensive and could consume substantial resources and create significant uncertainties.  An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

Issued U.S. patents require the payment of maintenance fees to continue to be in force.  We rely on a third party payor to do this and their failure to do so could result in the forfeiture of patents not timely maintained.  Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing.  As we may not maintain direct control over the payment of all such annuities, we cannot assure you that our third party payor will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned.  In addition, we or our licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

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

We, our third-party contractors, suppliers and partners (such as Merck Serono, in the event the Option is exercised, with respect to Tcelna), and our product candidates, such as Tcelna, are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  None of our product candidates can be marketed in the United States until it has been approved by the FDA.  No product candidate of ours has been approved, and we may never receive FDA approval for any product candidate.  Obtaining FDA approval typically takes many years and requires substantial resources.  Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs.  Any delay or failure in obtaining required approvals could substantially reduce our ability to generate revenues.

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

If Merck Serono exercises the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  Otherwise, if we are successful in achieving approval to market one or more of our product candidates, our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, our proposed sales, marketing, and education programs.

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

In the event that any of our product candidates becomes an approved product and is commercialized, consumers may make product liability claims directly against us and/or our partners (such as Merck Serono, in the event the Option is exercised, with respect to Tcelna), and our partners or others selling these products may seek contribution from us if they incur any loss or expenses related to such claims. We have insurance that covers clinical trial activities. We believe our insurance coverage as of the date hereof is reasonably adequate at this time.  However, we will need to increase and expand this coverage as we commence additional clinical trials, as well as larger scale trials, and if any product candidate is approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop.  Product liability claims could have a material adverse effect on our business and results of operations.  Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.

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

We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share and a minimum stockholders’ equity of $2.5 million), as well as certain corporate governance standards, to maintain the listing of our common stock on the NASDAQ Capital Market.  It is possible that we could fail to satisfy one or more of these requirements.  Since November 2014, our stock has continued to trade below the minimum bid price continued listing requirement, and our common stock is in jeopardy of being delisted.  On December 5, 2014, we received a staff deficiency letter from NASDAQ indicating that our common stock failed to comply with the minimum bid price requirement because it closed below the $1.00 minimum closing bid price for 30 consecutive trading days.  The notice further stated that we will be provided a period of 180 calendar days to regain compliance.  If our common stock maintains a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before June 3, 2015, we will achieve compliance with the listing standards.  If our common stock does not achieve compliance with the minimum bid price by June 3, 2015, we may be eligible for an additional 180 day grace period so long as we continue to meet the other listing standards and provide timely notice of our intention to cure the deficiency.  However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our stock will become subject to delisting.

We previously received a similar staff deficiency letter in February 2012 indicating that our common stock failed to comply with the minimum bid price requirement because it traded below the $1.00 minimum closing bid price for 30 consecutive trading days, and after an initial and an extended grace period, and implementation of a one-for-four reverse stock split of our common stock on December 14, 2012, we regained compliance with the $1.00 minimum closing bid price listing standard and NASDAQ notified us that the matter was closed in January 2013.  We also received a staff deficiency letter in November 2012 notifying us that the stockholders’ equity of $2,339,285 as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2012 was below the minimum stockholders’ equity of $2.5 million required for continued listing on NASDAQ.  We were provided 45 calendar days, or until January 10, 2013, to submit a plan to regain compliance with the minimum stockholders’ equity standard.  We submitted such a plan and it was accepted, with NASDAQ thus granting us an extension until May 15, 2013 to evidence compliance with the minimum stockholders’ equity standard.  Upon executing the plan, we attained the necessary stockholders’ equity level and subsequently received notice from NASDAQ that we had regained compliance with the listing standard and the matter was closed in May 2013.

While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the minimum bid price, stockholder’s equity or other listing standards in the future.  We may receive additional future notices from NASDAQ that we have failed to meet its requirements, and proceedings to delist our stock could be commenced. In such event, NASDAQ rules permit us to appeal any delisting determination to a NASDAQ Hearings Panel.  If we are unable to maintain or regain compliance in a timely manner and our common stock is delisted, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline.  Delisting may also impair our ability to raise capital.

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
●
the initiation, termination, or reduction in the scope of any collaboration arrangements (such as developments involving Merck Serono and the Option, including a decision by Merck Serono to exercise or not exercise the Option) or any disputes or developments regarding such collaborations;

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

In July 2012, we closed a private offering consisting of convertible secured notes and warrants to purchase common stock which generated approximately $4.1 million in gross proceeds, of which notes in the aggregate principal amount of $900,000 were converted into shares of Series A convertible preferred stock which, in turn, were converted into an aggregate of 288,229 shares of common stock during February 2013.  The remaining notes were converted into an aggregate of 1,714,697 shares of common stock at $1.91 per share on September 24, 2013.  From November 2012 through January 2013, we sold an aggregate of 390,000 shares to Lincoln Park pursuant to the $1.5 million purchase agreement and issued an additional 56,507 shares as initial commitment shares and 3,585 shares as additional commitment shares. In January 2013, we issued $650,000 principal amount of unsecured convertible promissory notes of which $100,000 was converted into 77,034 shares of common stock at $1.298125 per share during February 2013 and the remaining $550,000 of principal amount plus accrued interest was repaid during February 2013.  Purchasers of such notes also received five-year warrants to acquire an aggregate of 243,750 shares of our common stock at an exercise price of $1.24 per share. In February 2013, we sold an aggregate of 167,618 shares of our common stock pursuant to the ATM Agreement for gross proceeds of $536,417.  On February 11, 2013, we closed on an offering of 1,083,334 shares of common stock and warrants to purchase 541,668 shares of common stock for gross proceeds of $3.25 million, or net proceeds of approximately $3.0 million after deducting commissions and offering expenses. On August 13, 2013, we closed an offering of 12 million shares of common stock for gross proceeds of $18 million, or net proceeds of approximately $16.2 million after deducting underwriting discounts and commissions and offering expenses, and we granted the underwriters a 30-day option to purchase up to an additional 1.8 million shares of common stock to cover over-allotments. During September 2013, the underwriters of the August 2013 underwritten public offering exercised the over-allotment option granted to them which resulted in the issuance of an additional 900,000 shares of common stock for gross proceeds of $1.35 million, or net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering expenses.  On December 23, 2013, we closed an offering of 4,738,000 shares of common stock, including the full exercise of the over-allotment option granted to the underwriters, raising gross proceeds of $8.1 million or net proceeds of approximately $7.3 million after deducting the underwriting discounts and commission and offering expenses.  Between March 5, 2014 and December 31, 2014, we generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, on sales of an aggregate of 518,412 shares of our common stock under the new ATM Agreement.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 28,234,751 shares of common stock were outstanding as of December 31, 2014, 2014.  As of such date, another (i) 2,423,253 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,046,801 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.

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

Risks Related to our Securities due to our Currently Proposed Rights Offering

On January 28, 2015, we filed a registration statement on Form S-1 (No. 333-201731) (the “registration statement”) with the Securities and Exchange Commission for a proposed rights offering of subscription rights to purchase Units comprised of a share of our common stock and a warrant to purchase an additional share of our common stock (the “Rights Offering”).  Holders of our common stock and holders of our Series L warrants on the record date for the Rights Offering, which is yet to be determined, would be eligible to participate.  The registration statement has not yet become effective.  We may not sell the securities that are the subject of the registration statement nor may offers to buy be accepted prior to the time the registration statement becomes effective.  The Rights Offering, which is expected to commence immediately following the effectiveness of the registration statement, will only be made by means of a prospectus.  The following risks related to our securities are due to the Rights Offering, however; we can give no assurance that the registration statement will become effective, that the Rights Offering will be commenced or that the Rights Offering will ultimately be consummated or be successful.

We will incur substantial expenses in connection with the Rights Offering, which may not return adequate value if the Rights Offering is ultimately not consummated or successful.

The estimated expenses for the Rights Offering are approximately $750,000, excluding fees and expenses of the dealer-managers that we have engaged to assist us with the Rights Offering.  If the registration statement is not declared effective, the Rights Offering is not commenced or the Rights Offering is not ultimately consummated or successful, we will incur these expenses nonetheless.  In addition, we have agreed to pay fees to the dealer-managers as follows:  (i) to Maxim Group LLC, a cash fee equal to (a) 1% of the gross proceeds received by us directly from exercises of the subscription rights if the amount of such gross proceeds is less than $6 million; (b) 4% of the gross proceeds received by us directly from exercises of the subscription rights if the amount of such gross proceeds is at least $6 million but less than $10 million; and (c) 4.5% of the gross proceeds received by us directly from exercises of the subscription rights if the amount of such gross proceeds is at least $10 million; (ii) to National Securities Corporation, a cash fee equal to 2.75% of the gross proceeds received by us directly from exercises of the subscription rights if the amount of such gross proceeds is at least $6 million.  We have also agreed to reimburse the dealer-managers for their expenses as follows:  (i) up to $50,000 if the gross proceeds received by us directly from exercises of the subscription rights is less than $6 million; and (ii) up to $100,000 if the gross proceeds received by us directly from exercises of the subscription rights is at least $6 million.

Your interest in our company may be diluted as a result of the Rights Offering.

Shareholders who do not fully exercise their subscription rights should expect that they will, at the completion of the Rights Offering, own a smaller proportional interest in our company than would otherwise be the case had they fully exercised their basic subscription right and over-subscription privilege, as described in the registration statement.  In addition, the shares issuable upon the exercise of the warrants to be issued pursuant to the Rights Offering will dilute the ownership interest of shareholders not participating in the offering or holders of warrants issued pursuant to the Rights Offering who do not exercise them.

Further, because the price per share of our common stock being offered may be substantially higher than the net tangible book value per share of our common stock, a purchase of shares of common stock in the Rights Offering offering at the subscription price described in the registration statement may cause the purchaser to suffer immediate and substantial dilution in the net tangible book value of the common stock.

Completion of the Rights Offering is not subject to us raising a minimum offering amount.

Completion of the Rights Offering is not subject to us raising a minimum offering amount and therefore proceeds may be insufficient to meet our objectives, thereby increasing the risk to investors who participate in the Rights Offering, including investing in a company that continues to require capital.

The dealer-managers are not underwriting, nor acting as placement agents of, the subscription rights or the securities underlying the subscription rights.

Maxim Group LLC and National Securities Corporation will act as dealer-managers for the Rights Offering. Under the terms and subject to the conditions contained in the dealer-manager agreement, the dealer-managers will provide marketing assistance in connection with the offering. The dealer-managers are not underwriting or placing any of the subscription rights or the shares of our common stock or warrants being issued in the Rights Offering and do not make any recommendation with respect to such subscription rights (including with respect to the exercise or expiration of such subscription rights), shares or warrants. The dealer-managers will not be subject to any liability to us in rendering the services contemplated by the dealer-manager agreement except for any act of bad faith or gross negligence by the dealer-managers. The services of the dealer-managers to us in this connection cannot be construed as any assurance that the offering will be successful.

The Rights Offering may cause the trading price of our common stock to decrease.

The subscription price, together with the number of shares of common stock we propose to issue and ultimately will issue if the Rights Offering is completed, may result in an immediate decrease in the market price of our common stock.  This decrease may continue after the completion of the Rights Offering.  We cannot predict the effect, if any, that the availability of shares for future sale represented by the warrants issued in connection with the Rights Offering will have on the market price of our common stock from time to time. Further, if a substantial number of subscription rights are exercised and the holders of the shares received upon exercise of those subscription rights or the related warrants choose to sell some or all of the shares underlying the subscription rights or the related warrants, the resulting sales could depress the market price of our common stock.  Following the exercise of a holder’s subscription rights, such holder may not be able to sell such holder’s common stock at a price equal to or greater than the subscription price.

Purchasers may commit to buying shares of common stock above the prevailing market price.

Once an exercise is made of the subscription rights, the exercising holder may not revoke such exercise even if such holder later learns information that such holder considers to be unfavorable to the exercise of subscription rights.  The market price of our shares of common stock may decline prior to the expiration of the offering or a subscribing rights holder may not be able to sell shares of common stock purchased in the offering at a price equal to or greater than the subscription price.  Until shares of our common stock are delivered upon expiration of the Rights Offering, an exercising holder will not be able to sell or transfer the shares of our common stock that such holders purchases in the Rights Offering. Any such delivery will occur as soon as practicable after the Rights Offering has expired, payment for the shares of common stock and attached warrants subscribed for has cleared, and all prorating calculations and reductions contemplated by the terms of the Rights Offering have been effected.

If we terminate the Rights Offering for any reason, we will have no obligation other than to return subscription monies as soon as practicable.

We may decide, in our sole discretion and for any reason, to cancel or terminate the Rights Offering at any time prior to the expiration date.  If the offering is cancelled or terminated, we will have no obligation with respect to subscription rights that have been exercised except to return as soon as practicable, without interest, the subscription payments deposited with the subscription agent.  If we terminate the offering, the subscription rights will expire worthless.

Because we do not have any formal commitments from any of our shareholders to participate in the Rights Offering, the net proceeds we receive from the Rights Offering may not be significant.

We do not have any formal commitments from any of our shareholders to participate in the Rights Offering, and we cannot assure you that any of our shareholders or warrant holders will exercise all or any part of their basic subscription right or their over-subscription privilege. If our shareholders or warrantholders that may acquire subscription rights subscribe for a relatively small amount of shares of our common stock, the net proceeds we receive from the Rights Offering will not be significant.

The receipt of Subscription Rights may be treated as a taxable distribution.

We believe the distribution of the subscription rights in the Rights Offering should be a non-taxable distribution to holders of shares of common stock and our Series L warrants under Section 305(a) of the Internal Revenue Code of 1986, as amended (the “Code”).  This position is not binding on the IRS, or the courts, however.  If the Rights Offering is deemed to be part of a “disproportionate distribution” under Section 305 of the Code, a holder’s receipt of subscription rights in the Rights Offering may be treated as the receipt of a taxable distribution to such holder equal to the fair market value of the subscription rights.  Any such distribution would be treated as dividend income to the extent of our current and accumulated earnings and profits, if any, with any excess being treated as a return of capital to the extent thereof and then as capital gain.  Each holder of shares of common stock and each holder of a Series L warrant is urged to consult his, her or its own tax advisor with respect to the particular tax consequences of the Rights Offering.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited as a result of the Rights Offering.

As of December 31, 2014, we had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $70 million.  We generally are able to carry NOLs forward to reduce taxable income in future years. These NOLs begin to expire at December 31, 2025. However, our ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the stockholders (or specified groups of stockholders) who own or have owned, directly or indirectly, five (5%) percent or more of our common stock or are otherwise treated as five (5%) percent stockholders under Section 382 and the regulations promulgated thereunder increase their aggregate percentage ownership of our stock by more than 50 percentage points over the lowest percentage of the stock owned by these stockholders over a three-year rolling period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous capital raises, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of the Rights Offering. Even if the Rights Offering does not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future. Based on our recent stock prices, we believe any ownership change would severely limit our ability to utilize the NOLs. Accordingly, no assurance can be given that our NOLs will be fully available. As a result, we could pay taxes earlier and in larger amounts than would be the case if the NOLs were available to reduce the federal income taxes without restriction.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our 10,200 square foot facility is located on three acres at 2635 Technology Forest Boulevard in The Woodlands, Texas. This location provides space for research and development and manufacturing capacity for clinical trials; a specialized Flow Cytometry and Microscopy lab; support of clinical trials with 800 square feet of cGMP manufacturing suites; Quality Systems management with a Quality Control Laboratory, Regulatory Affairs, and Quality Assurance; as well as administrative support space. Approximately 2,500 square feet of space remains available for future build-out. We lease the facility for a term ending in September 2015 with two options for an additional five years each at the then prevailing market rate.

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

The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$5.19	$1.09
Second Quarter	2.44	1.44
Third Quarter	3.70	1.25
Fourth Quarter	2.56	1.65

Fiscal Year Ended December 31, 2014
First Quarter	$2.20	$1.64
Second Quarter	1.93	1.26
Third Quarter	1.71	0.85
Fourth Quarter	1.07	0.70

The closing price of our common stock on February 19, 2015 was $0.73 per share, and there were approximately 175 holders of record of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance, which consist of our 2010 Stock Incentive Plan and its predecessor, our June 2004 Compensatory Stock Option Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Stockholders	2,423,253	$2.92	1,509,479
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	2,423,253	$2.92	1,509,479

Refer to Note 13 “Options and Warrants” in the Notes to our financial statements for the fiscal year ended December 31, 2014, included elsewhere in the annual report for a description of our 2010 Stock Incentive Plan and 2004 Compensatory Stock Option Plan.

Recent Sales of Unregistered Securities and Equity Purchases by Company

On October 21, 2014, we issued 54,664 restricted shares of common stock to a consultant for professional services in lieu of a cash payment of $50,000.  The common stock was issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder based on the offering of such securities to a single investor which represented that it was an accredited investor and that it was purchasing the shares for its own account and without a view to distribute them.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Organizational Overview

We have a limited operating history. Our predecessor company for financial reporting purposes was formed on January 22, 2003 to acquire rights to an adult stem cell technology. In November 2004 we acquired Opexa Pharmaceuticals, Inc. and its MS treatment technology. Currently we remain focused on developing our T-cell technology for MS. To date, we have not generated any commercial revenues from operations.

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

Results of Operations

Comparison of Year Ended December 31, 2014 with the Year Ended December 31, 2013

Net Sales. Revenues related to the $5 million upfront payment from Merck Serono in connection with the Option and License Agreement was $1,271,895 for the year ended December 31, 2014, compared to $1,266,611 for the year ended December 31, 2013.  We recorded no commercial revenues for the years ended December 31, 2014 and December 31, 2013.

Research and Development Expenses. Research and development expenses were $12,118,629 for the year ended December 31, 2014, compared to $9,181,090 for the year ended December 31, 2013.  The increase in expenses were primarily due to increases in staff and associated employee compensation expenses, increases in the cost of supplies used both in our laboratory and product manufacturing operations and increased clinical investigator costs associated with increased enrollment of patients in the Abili-T clinical study.   We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. Our general and administrative expenses were $3,833,370 for the year ended December 31, 2014, compared to $3,670,769 for the year ended December 31, 2013. The increase in expense is due to a modest increase in stock compensation expense and an increase in the use of professional services, and was partially offset by lower NASDAQ listing fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $387,779 for the year ended December 31, 2014, compared to $335,597 for the year ended December 31, 2013.  The increase in depreciation is due to the purchase of additional laboratory, manufaturing and computer equipment in 2014.

Interest Expense. Interest expense was $1,983 for the year ended December 31, 2014, compared to $2,267,302 for the year ended December 31, 2013.  The decrease in interest expense was primarily due to the elimination of the July 2012 and January 2013 convertible notes in the calendar year 2013.  Interest expense for the year ended December 31, 2014 related to the financing of insurance premiums and interest charged on a corporate credit card.

Interest Income. Interest income was $15,456 for the year ended December 31, 2014, compared to $14,985 for the year ended December 31, 2013, and related to the cash balances in our savings facility.

Net Loss. We had a net loss for the year ended December 31, 2014 of $15,052,263, or $0.54 per share (basic and diluted), compared with a net loss of $16,656,325, or $1.25 per share (basic and diluted), for the year ended December 31, 2013.  The decrease in net loss is primarily due to substantially lower interest expense and elimination of the loss on extinguishment of debt offset by increases in research and development, general and administrative, depreciation and interest expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of December 31, 2014, we had cash and cash equivalents of $9.9 million. Our financing activities generated approximately $28.4 million for the year ended December 31, 2013.  The cash generated in 2013 was proceeds from underwritten public offerings of shares of our common stock, proceeds from a registered direct offering of shares of our common stock, proceeds from sales of shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”), proceeds from sales of shares of our common stock under an “at-the-market” (ATM) facility, proceeds from a January 2013 convertible secured note financing, the release of funds to us previously held in a controlled account and from an upfront payment received pursuant to an option granted to acquire an exclusive, worldwide (excluding Japan) license to our Tcelna program for the treatment of MS, as discussed below.

On November 2, 2012, we entered into a $15.0 million purchase agreement and registration rights agreement, and on November 5, 2012, we entered into a $1.5 million purchase agreement, each with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period.  We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of December 31, 2014, we have sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 and have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including the requirement to keep current the prospectus included as part of the Form S-1 registration statement relating to the $15.0 million purchase agreement (which is not current as of this date) as well as a minimum floor price of $1.00 per share.

On September 6, 2012, we entered into a Sales Agreement (the “ATM Agreement”) with Brinson Patrick Securities Corporation (the “Original Sales Manager”) in which we could offer and sell shares of our common stock from time to time depending upon market demand, with the Original Sales Manager acting as an agent for the sale of shares in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933. During February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417 pursuant to the ATM Agreement. On March 5, 2014, we entered into a First Amendment to Sales Agreement with the Original Sales Manager and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”), pursuant to which the ATM Agreement was assigned by the Original Sales Manager to Brinson Patrick.  The ATM Agreement, as amended, is referred to herein as the “new ATM Agreement.” Under the new ATM Agreement, we may offer and sell shares of our common stock from time to time depending upon market demand, with Brinson Patrick acting as an agent for the sale of shares  in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to an additional 2,500,000 shares of our common stock for potential sale under the new ATM Agreement.  As of December 31, 2014, we have generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, under the new ATM Agreement on sales of an aggregate of 518,412 shares of our common stock at average prices ranging from $1.68 to $1.12 per share.

Our operating cash burn rate during the twelve months ended December 31, 2014 was approximately $1.2 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study for OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2015.  However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which is expected by mid-2015.

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

If Merck Serono does not exercise the Option and acquire the exclusive, worldwide (excluding Japan) license of our Tcelna program for MS, or if we are not successful in attracting another partner and entering into a collaboration on acceptable terms, we may not be able to complete development of or commercialize any product candidate, including Tcelna.  In particular, we may be unable to undertake, or complete, any Phase III clinical study of Tcelna in SPMS, assuming the results of the Abili-T Phase IIb study warrant such a further study.  In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations.

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

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended December 31, 2014 and 2013, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities,” which eliminated the concept of a development stage entity from U.S. GAAP and among other things removed the presentation and disclosure requirements specific to development stage entities, such as the inception-to-date financial information.  We have adopted ASU 2014-10 as of January 1, 2014, and as an early adopter, we are no longer providing inception-to-date information in our financial statements.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board. Our executive officers are as follows:

Name	Age	Position
Neil K. Warma	52	President, Chief Executive Officer and Director
Karthik Radhakrishnan	44	Chief Financial Officer
Donna R. Rill	61	Chief Development Officer

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

Directors

All of the current directors serve until the next annual shareholders’ meeting or until their successors have been duly elected and qualified. Our current Board of Directors is as follows:

Name	Age	Position
Timothy C. Barabe	62	Director
Hans-Peter Hartung	60	Director
Gail J. Maderis	57	Director
Michael S. Richman	53	Director
Scott B. Seaman	59	Director
Neil K. Warma	52	Director, President and Chief Executive Officer

Timothy C. Barabe has served as a Director since March 2014.  He retired in 2013 as Executive Vice President and Chief Financial Officer of Affymetrix, Inc.  Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc.  Mr. Barabe served as Chief Financial Officer of Regent Medical Limited, a U.K.-based, privately owned, surgical supply company, from 2004 to 2006.  He was with Novartis AG from 1982 through August 2004, where he served in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis.  Mr. Barabe serves on the board of ArQule, a Boston-based, NASDAQ-listed biotech company, Vigilant Biosciences, a private medical device company and Project Open Hand, a non-profit organization.  He received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. from the University of Chicago. Mr. Barabe has extensive experience as a senior financial executive of life sciences companies, giving him valuable operational and financial experience, including in the international setting, and knowledge of both the pharmaceutical and biotech industries.

Hans-Peter Hartung, M.D. has served as a Director since March 2014 and as a member of our Scientific Advisory Board since 2010.  He has served as a professor and Chairman of the Department of Neurology at Heinrich Heine University of Düsseldorf, Germany since 2001.  Dr. Hartung earned his M.D. degree from the University of Düsseldorf and received post-graduate training in immunology, neurology and neuroimmunology at the University of Mainz, Germany and the University of Düsseldorf.  He is a member of several international and national medical societies, serves on various executive and academic boards, as well as on the editorial board of a number of international medical journals (including past-president of ECTRIMS, the European Neurological Society, the International Society for Neuroimmunology, the International Federation of Multiple Sclerosis Societies and the World Health Organization Advisory Board on Multiple Sclerosis).  He has also been published extensively in the field of neuroimmunological disorders. Dr. Hartung has extensive experience in the field of drug discovery and development, is a leader in the field of clinical immunology and has broad leadership experience on various boards.

Gail J. Maderis has served as a Director since October 2011.  Ms. Maderis has served as President and CEO of BayBio (Bay Area Bioscience Association), an independent, non-profit trade association serving the life sciences industry in Northern California, since October 2009 and joined BayBio’s board in 2004.  From July 2003 to June 2009, Ms. Maderis served as President and CEO of Five Prime Therapeutics, Inc., a biotechnology company focused on the discovery and development of innovative protein and antibody drugs, and served as a director until 2010. Prior to that, Ms. Maderis held general management positions at Genzyme Corporation from 1997 to 2003, including founder and president of Genzyme Molecular Oncology, a publicly traded division of Genzyme, and corporate vice president of Genzyme Corporation.  Ms. Maderis has served as a director of NovaBay Pharmaceuticals, Inc. since October 2010.  Ms. Maderis has also been a member of several private company boards.  Ms. Maderis received a B.S. degree in business from the University of California at Berkeley and an M.B.A. from Harvard Business School.  Ms. Maderis has extensive experience as a senior executive of life sciences companies, giving her valuable operational and industry experience and leadership skills, as well as an extensive network of contacts related to financing, partnering and support services in the biotech industry and visibility into business and policy trends that impact the biopharmaceutical industry.

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

Neil K. Warma—refer to “Executive Officers” section above for Mr. Warma’s biographical information.

Audit Committee

The Board of Directors has established a standing Audit Committee currently composed of three non-employee directors, Messrs. Seaman (Chair), Barabe and Ms. Maderis, each of whom the Board has determined is “independent” within the meaning of SEC rules and regulations and NASDAQ listing standards. The Audit Committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, recommends to our Board whether the audited financials should be included in our Annual Report to be filed with the SEC, and oversees management’s identification, evaluation, and mitigation of major risks to Opexa.  The Board has determined that Mr. Seaman, Mr. Barabe and Ms. Maderis each qualify as an “audit committee financial expert” as defined in SEC rules and regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2014.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2014. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2014, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

2014 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Options Awards(2)	All Other Compensation		Total
Neil K. Warma	2014	$406,464	$172,747	(6)	$94,181	$1,137,357	$0		$1,810,749
President and Chief Executive Officer	2013	$396,550	$94,180		$53,713	$92,324	$0		$636,767

Karthik Radhakrishnan	2014	$246,000	$71,033	(6)	$30,319	$232,417	$0		$579,769
Chief Financial Officer(3)	2013	$180,925	$30,319	(4)	$0	$285,226	$20,099	(5)	$516,569

Donna R. Rill	2014	$246,000	$72,109	(6)	$22,500	$232,417	$0		$573,026
Chief Development Officer	2013	$240,006	$22,500		$37,750	$34,292	$0		$334,548

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

(2)
Amounts in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC 718. Each officer was granted two options on February 28, 2014, and the fair value of each was calculated using the Black-Scholes option-pricing model.  The first option is based upon the achievement of a future performance-based strategic milestone objective, and the grant date fair value is based upon the probable outcome of the performance conditions.  The second option is time-based.  See Note 13 to our financial statements included in our annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(3)	Mr. Radhakrishnan was appointed as Chief Financial Officer on March 29, 2013 at an annual salary of $240,000.

(4)	Mr. Radhakrishnan’s bonus was pro-rated to reflect his March 2013 employment start state.

(5)	Represents payments made to Mr. Radhakrishnan for relocation and temporary housing expenses.

(6)
Of these amounts, 10% has been paid.  Of the remaining 90%, half will be paid if the Company obtains an aggregate amount of financing in 2015 for its operations (regardless of source) of at least $6 million; the second half will be paid if the Company obtains an aggregate amount of financing in 2015 for its operations (regardless of source) of at least $12 million (cumulative); and the Board of Directors reserves discretion to determine a payout of between half and all of the remaining 90% if the Company obtains an aggregate amount of financing in 2015 for its operations (regardless of source) of between $6 million and $12 million (cumulative).

Executive Employment Agreements

Neil K. Warma. We entered into an employment agreement on June 16, 2008 with Neil K. Warma pursuant to which he serves as our President and Chief Executive Officer. Pursuant to the agreement, which automatically renews for 12-month periods, Mr. Warma is currently compensated at the rate of $406,464 per year.  In addition, Mr. Warma is entitled to the following: (i) an annual cash bonus of up to 50% of his base salary based upon milestones to be agreed upon; and (ii) a one-time payment of $50,000 cash and 6,250 shares of our common stock to be issued if and when the closing bid price of our common stock equals or exceeds $16.00 for 20 consecutive trading days.  In addition, we provide Mr. Warma with our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee.  If his employment is terminated by the Board without cause, as defined in the agreement, Mr. Warma will be entitled to receive a severance payment equal to 12 months of his base salary plus a payment equal to 30% of base salary in lieu of any potential bonus, in addition any earned but unpaid bonus.  In addition, vesting of stock options will accelerate in full. We will also reimburse Mr. Warma for COBRA expenses for a 12-month period, subject to a cap equal to Opexa’s standard contribution to employee health benefits.  Upon the effectiveness of a change in control, as defined in the agreement, Mr. Warma will receive 18 months of salary and COBRA reimbursement and a payment equal to 45% of base salary in lieu of any potential bonus, in addition to any earned but unpaid bonus.  In addition, all vesting of options will accelerate in full.  Any payment or benefit Mr. Warma might receive upon a change of control which would constitute a “parachute payment” under Section 280G of the Internal Revenue Code will be reduced so as not to trigger excise tax under Section 4999 of such Code.  Mr. Warma’s agreement also provides that for a 12-month period following his termination of employment, he will not engage or participate in any competitive business or solicit or recruit any of Opexa’s employees.  The severance and change of control benefits are subject to Mr. Warma executing and delivering a general release and waiver of claims in favor of Opexa.

Karthik Radhakrishnan.  We entered into an employment offer letter with Karthik Radhakrishnan on March 12, 2013 pursuant to which we appointed Mr. Radhakrishnan as our Chief Financial Officer on March 29, 2013.  Mr. Radhakrishnan is currently compensated at the rate of $246,000 per annum and is eligible to receive an annual discretionary bonus of up to 35% of his base salary per 12-month period, based on the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer.  In addition, Mr. Radhakrishnan was granted a ten-year stock option to purchase 125,000 shares of Opexa’s common stock that will vest in quarterly increments over a three-year period.  As part of this agreement, Mr. Radhakrishnan was eligible for reimbursement of temporary housing of up to $2,500 per month for a maximum of three months, a several day house hunting-trip and a moving expense allowance of $15,000.  Mr. Radhakrishnan receives our standard benefits and insurance coverage as generally provided to members of our management, as well as contractual indemnification rights by reason of his service as an officer and employee.  Mr. Radhakrishnan’s employment may be terminated at any time voluntarily by him or without cause (as defined in the offer letter) by the Board.  If his employment is terminated by the Board without cause, Mr. Radhakrishnan will be entitled to receive a severance payment equal to six months of his base salary and vesting for any unvested stock options will accelerate by six additional months.  The severance benefits are subject to Mr. Radhakrishnan having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in breach of the offer letter or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the offer letter or while receiving the severance benefits.  The timing of any payments to Mr. Radhakrishnan under the offer letter is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

Donna R. Rill.  We entered into an amended and restated employment agreement with Donna R. Rill on April 21, 2010 which is effective as of April 1, 2010, pursuant to which Ms. Rill serves as our Chief Development Officer.  This agreement superseded Ms. Rill’s prior agreement.  Ms. Rill is currently compensated at the rate of $246,000 per annum and is eligible to receive an annual discretionary bonus of up to 20% of her base salary per 12-month period, based on the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer.  In addition, Ms. Rill receives our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of her service as an officer and employee. Ms. Rill’s employment may be terminated at any time voluntarily by her or without cause (as defined in the agreement) by the Board.  If her employment is terminated by the Board without cause, Ms. Rill will be entitled to receive a severance payment equal to six months of her base salary and vesting for any unvested stock options will accelerate by six additional months.  The severance benefits are subject to Ms. Rill having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in breach of the employment agreement or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the employment agreement or while receiving the severance benefits.  The timing of any payments to Ms. Rill under the employment agreement is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

2014 Grants of Plan Based Awards

The following table presents information regarding stock options granted during the fiscal year ended December 31, 2014 pursuant to our 2010 Stock Incentive Plan to our Named Executive Officers.

		Estimated Future Payouts Under Equity Incentive Plan Awards(1)
Name	Grant Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units(2)	All Other Option Awards: Number of Securities Underlying Options(3)	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Options Awards(4)
Neil K. Warma	2-28-14	--	316,250	316,250	--	--	$1.82	$572,331
	2-28-14	--	--	--	--	316,250	$1.82	$565,026
	2-28-14	--	--	--	51,748	--	--	$ 94,181

Karthik Radhakrishnan	2-28-14	--	64,625	64,625	--	--	$1.82	$116,955
	2-28-14	--	--	--	--	64,625	$1.82	$115,462
	2-28-14	--	--	--	16,659	--	--	$ 30,319

Donna R. Rill	2-28-14	--	64,625	64,625	--	--	$1.82	$116,955
	2-28-14	--	--	--	--	64,625	$1.82	$115,462
	2-28-14	--	--	--	12,363	--	--	$ 22,500

(1)
The Target and Maximum amounts represent the number of shares of common stock underlying performance-based options that will vest, if at all, 100% in the event our ongoing Phase IIb Abili-T clinical trial for patients with SPMS meets its designated study endpoints. The performance options have a term of ten years.

(2)	The restricted stock awards are time-based and are scheduled to vest in full on February 28, 2015.

(3)
These options are time-based, have a term of ten years and vest quarterly over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years.

(4)
Amount represents the aggregate grant date fair value of equity awards computed in accordance with FASB ASC 718.  For performance-based and time-based options, the fair value was calculated using the Black-Scholes option-pricing model, and is based upon the achievement of the probable outcome of the performance conditions for performance-based options.  The fair value of restricted stock awards is based on the closing price of our common stock on the grant date, and we recognize the compensation expense over the vesting period.  See Note 13 to our financial statements included in our annual report on Form 10-K for assumptions underlying the valuation of equity awards.

2014 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2014 for each of the Named Executive Officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(7)
Neil K. Warma	62,500	—		$4.04	06/16/18
	37,500	—		$0.88	01/16/19
	25,000	—		$8.20	11/30/19
	18,750	—		$6.24	01/04/21
	39,988	3,635	(1)	$3.80	01/06/22
	32,718	10,905	(2)	$3.80	01/06/22
	55,984	39,987	(2)	$3.80	01/06/22
	33,334	16,666	(3)	$1.88	11/08/23
	—	316,250	(4)	$1.82	02/28/24	51,748	(6)	$37,259
	—	316,250	(5)	$1.82	02/28/24

Karthik Radhakrishnan	72,917	52,083	(1)	$2.34	03/29/23
	—	64,625	(4)	$1.82	02/28/24	16,659	(6)	$11,994
	—	64,625	(5)	$1.82	02/28/24

Donna R. Rill	1,500	—		$28.00	12/05/15
	5,845	—		$20.00	04/20/16
	8,000	—		$21.88	06/18/17
	750	—		$4.36	05/06/18
	8,250	—		$4.68	06/26/18
	10,000	—		$0.88	01/16/19
	2,099	—		$1.88	02/06/19
	12,500	—		$8.20	11/30/19
	6,250	—		$6.24	01/04/21
	8,797	800	(1)	$3.80	01/06/22
	7,852	2,617	(2)	$3.80	01/06/22
	12,215	8,724	(2)	$3.80	01/06/22
	10,000	10,000	(1)	$1.75	04/29/23
	—	64,625	(4)	$1.82	02/28/24	12,363	(6)	$8,901
	—	64,625	(5)	$1.82	02/28/24

(1)	The shares vest quarterly over a three-year period from the grant date.

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

(3)	25% of the shares vested on the date of the grant, with the balance vesting quarterly in equal amounts at the end of each of the next nine quarters.

(4)	25% of the shares vest on the one-year anniversary of the grant date, and the remaining 75% vesting quarterly over the remaining three years.

(5)	The performance-based options will vest, if at all, 100% in the event our ongoing Phase IIb Abili-T clinical trial for patients with SPMS meets its designated study endpoints.

(6)	The restricted stock awards are time-based and are scheduled to vest in full on February 28, 2015.

(7)	Based on the closing market price of Opexa common stock on December 31, 2014.

2014 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash		Options Awards(5)(6)		All Other Compensation		Total
Timothy C. Barabe	$12,000	(1)	$32,000	(7)	$0		$44,000
Hans-Peter Hartung, M.D.	$12,000	(2)	$32,000	(7)	$1,000	(9)	$45,000
Gail J. Maderis	$15,000	(3)	$40,000	(8)	$0		$55,000
Michael S. Richman	$15,000	(3)	$40,000	(8)	$0		$55,000
Scott B. Seaman	$15,000	(4)	$40,000	(8)	$0		$55,000

(1)
In lieu of $12,000 cash, Mr. Barabe elected to receive 6,000 shares of restricted common stock on March 19, 2014, with 33-1/3% vesting on each of June 30, 2014, September 30, 2014 and December 31, 2014.

(2)
In lieu of $12,000 cash, Dr. Hartung elected to receive an option to purchase 6,450 shares of common stock on March 19, 2014 at an exercise price of $2.00 per share, with 33-1/3% vesting on each of June 30, 2014, September 30, 2014 and December 31, 2014.

(3)
In lieu of $15,000 cash, Ms. Maderis and Mr. Richman elected to receive 8,242 shares of restricted common stock on February 28, 2014, with 25% vesting on each of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

(4)
In lieu of $15,000 cash, Mr. Seaman elected to receive an option to purchase 8,844 shares of common stock on February 28, 2014 at an exercise price of $1.82 per share, with 25% vesting on each of March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014.

(5)
Amount represents the aggregate grant date fair value of equity awards computed in accordance with FASB ASC 718.  The fair value of time-based option awards is calculated using the Black-Scholes option-pricing model.  See Note 13 to our financial statements included in our annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(6)
The aggregate number of shares underlying outstanding option awards as of December 31, 2014 was:  Mr. Barabe, 17,200 shares; Dr. Hartung, 23,650 shares; Ms. Maderis, 59,230 shares; Mr. Richman, 88,884 shares; and Mr. Seaman, 99,603 shares.

(7)
As compensation for Board services, Mr. Barabe and Dr. Hartung were issued the following two options on March 19, 2014 to purchase shares of common stock at an exercise price of $2.00 per share, the market value on the date of grant:  (i) an option, with a term of the earlier of ten years or upon a change of control of Opexa, to purchase 12,900 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on December 31, 2014;  and (ii) an option, with a term of ten years, to purchase 4,300 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on February 28, 2015.

(8)
As compensation for Board services, Ms. Maderis and Messrs. Richman and Seaman were issued the following two options on February 28, 2014 to purchase shares of common stock at an exercise price of $1.82 per share, the market value on the date of grant:  (i) an option, with a term of the earlier of ten years or upon a change of control of Opexa, to purchase 17,686 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on December 31, 2014;  and (ii) an option, with a term of ten years, to purchase 5,896 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on February 28, 2015.

(9)	Represents an honorarium paid for consulting services and participation in the American Academy of Neurology (AAN) analyst reception in April 2014.

Standard Compensation Arrangements

Employee directors do not receive any compensation for services as a member of our Board. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings.  Our standard annual compensation arrangements for our non-employee directors consists of the following, valued at $55,000:

(i)
an option to purchase shares of our common stock having a Black-Scholes determined value of $30,000 on the date of grant and an exercise price equal to the fair market value of Opexa’s common stock on such date, with 50% vesting upon grant and the balance vesting on December 31 of that year;

(ii)
an option to purchase shares of our common stock having a Black-Scholes determined value of $10,000 on the date of grant and an exercise price equal to the fair market value of Opexa’s common stock on such date, with 50% vesting upon grant and the balance vesting generally one year from the date of grant; and

(iii)
$15,000 in cash, payable in equal quarterly installments in arrears, which, at the individual election of each director, may instead be paid in the form of a stock option or restricted shares of common stock, subject to quarterly vesting of such equity award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 16, 2015, the number and percentage of outstanding shares of our common stock beneficially owned by:  (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group.  As of February 16, 2015, there were 28,234,751 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class

Executive Officers and Directors:
Scott B. Seaman (2)	857,955	(3)	3.01%
Neil K. Warma	517,865	(4)	1.81%
Karthik Radhakrishnan	174,149	(5)	*
Donna R. Rill	148,065	(6)	*
Michael S. Richman	97,126	(7)	*
Gail J. Maderis	67,472	(8)	*
Timothy Barabe	33,200	(9)	*
Hans-Peter Hartung	23,650	(10)	*
All directors and executive officers as a group (8 persons)**	1,919,482	(11)	6.54%

*	Less than 1%

**	Includes only current directors and officers serving in such capacity as of the date of the table.

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 Technology Forest Boulevard, The Woodlands, Texas 77381.

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

(3)
Consisting of: (i) 518,708 shares of common stock held by Ventures; (ii) 175,781 shares of common stock underlying Series I warrants held by Ventures; (iii) 22,950 shares of common stock underlying Series K warrants held by Ventures; (iv) 40,913 shares of common stock held by Mr. Seaman; and (v) 99,603 shares of common stock underlying currently exercisable stock options held by Mr. Seaman.

(4)
Consisting of: (i) 107,634 shares of common stock; (ii) 5,273 shares of common stock underlying Series I Warrants; (iii) 688 shares of common stock underlying Series K Warrants; and (iv) 404,270 shares of common stock underlying currently exercisable stock options.

(5)	Consisting of: (i) 74,659 shares of common stock; and (ii) 99,490 shares of common stock underlying currently exercisable stock options.

(6)	Consisting of: (i) 32,765 shares of common stock; and (ii) 115,300 shares of common stock underlying currently exercisable stock options.

(7)	Consisting of: (i) 8,242 shares of common stock; and (ii) 88,884 shares of common stock underlying currently exercisable stock options.

(8)	Consisting of: (i) 8,242 shares of common stock; and (ii) 59,230 shares of common stock underlying currently exercisable stock options.

(9)	Consisting of: (i) 16,000 shares of common stock; and (ii) 17,200 shares of common stock underlying currently exercisable stock options.

(10)	Consisting of: 23,650 shares of common stock underlying currently exercisable stock options.

(11)
Consisting of: (a) the following held by Mr. Seaman or for which Mr. Seaman may be deemed to have voting and investment power: (i) 518,708 shares of common stock held by Ventures; (ii) 175,781 shares of common stock underlying Series I warrants held by Ventures; (iii) 22,950 shares of common stock underlying Series K warrants held by Ventures; (iv) 40,913 shares of common stock held by Mr. Seaman; and (v) 99,603 shares of common stock underlying currently exercisable stock options held by Mr. Seaman; (b) the following held by Mr. Warma: (i) 107,634 shares of common stock; (ii) 5,273 shares of common stock underlying Series I Warrants; (iii) 688 shares of common stock underlying Series K Warrants; and (iv) 404,270 shares of common stock underlying currently exercisable stock options; (c) the following held by Mr. Radhakrishnan:  (i) 74,659 shares of common stock; and (ii)  and 99,490 shares of common stock underlying currently exercisable stock options ; (d) the following held by Ms. Rill: (i) 32,765 shares of common stock; and (ii) 115,300 shares of common stock underlying currently exercisable stock options; (e) the following held by Mr. Richman: (i) 8,242 shares of common stock; and (ii) 88,884 shares of common stock underlying currently exercisable stock options; (f) the following held by Ms. Maderis: (i) 8,242 shares of common stock; and (ii) 59,230 shares of common stock underlying currently exercisable stock options; (g) the following held by Mr. Barabe: (i) 16,000 shares of common stock; and (ii) 17,200 shares of common stock underlying currently exercisable stock options; and (h) 23,650 shares of common stock underlying currently exercisable stock options held by Dr. Hartung.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2014, we have engaged in no reportable transactions with our directors, executive officers, beneficial holders of more than 5% of our voting securities, and affiliates or their immediately family members.

Director Independence

The Board determined that Ms. Maderis, Dr. Hartung and Messrs. Barabe, Richman and Seaman are each an independent director within the meaning of NASDAQ listing standards, which directors constitute a majority of the Board. The Board has determined that each member of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees is independent (or similarly designated) based on the Board’s application of the standards of NASDAQ, the rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate for such committee membership. The current members of these committees are as follows:

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Timothy C. Barabe	X	X	X
Hans-Peter Hartung	X
Gail J. Maderis	X	X	X	X
Michael S. Richman	X		X	X
Scott B. Seaman	X	X		X

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by MaloneBailey, LLP for services performed during our last two fiscal years.

	Years Ended December 31,
	2014	2013
Audit fees(1)(2) (3)(4)	$75,000	$45,000
Tax fees	—
All other fees(5)	16,500	46,000
	$91,500	$91,000

(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Fees of $15,000 out of the $30,000 total fees for the audit of Financial Statements included in our 2012 annual report on Form 10-K were paid in January of 2013
(3)	Fees of $30,000 for the audit of Financial Statements included in our 2013 annual report on Form 10-K were paid in January of 2014
(4)	Fees of $15,000 out of the $30,000 of total fees for the audit of Financial Statements included in our 2014 annual report on Form 10-K were paid in December of 2014.
(5)	Other fees include professional services for review of various filings and issuance of consents.

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

4.2
Form of Securities Purchase Agreement dated as of December 9, 2009 by and between Opexa Therapeutics, Inc. and each investor signatory thereto for Unit offering of Common Stock and Series A Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.3	Form of Common Stock Purchase Warrant for Series A Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.4	Form of Series H Warrant issued on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

4.5	Form of Series I Warrant issued on July 25, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.6	Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.7	Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.8	Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.9
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

10.4+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2014).

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

10.12
First Amendment to Sales Agreement, dated March 5, 2014, by and among Opexa Therapeutics, Inc., Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2014).

10.13
$15.0 million Purchase Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.14
$1.5 million Purchase Agreement, dated as of November 5, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.15
Registration Rights Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2012).

10.16#
Option and License Agreement, dated February 4, 2013, by and between Ares Trading SA, a wholly owned subsidiary of Merck Serono S.A., and Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

Exhibit No.	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

23.1*
Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP, dated February 20, 2015 to the incorporation by reference of their report dated February 20, 2015 in the Company’s Registration Statements on Form S-1, S-3 and S-8.

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

101*
Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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
Date: February 20, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Neil K. Warma	President, Chief Executive Officer and Director
Neil K. Warma	(Principal Executive Officer)	February 20, 2015

/s/ Karthik Radhakrishnan	Chief Financial Officer and Director
Karthik Radhakrishnan	(Principal Financial and Accounting Officer)	February 20, 2015

/s/ Tim Barabe
Timothy Barabe	Director	February 20, 2015

/s/ Hans-Peter Hartung
Hans-Peter Hartung	Director	February 20, 2015

/s/ Gail J. Maderis
Gail J. Maderis	Director	February 20, 2015

/s/ Michael S. Richman
Michael S. Richman	Director	February 20, 2015

/s/ Scott B. Seaman
Scott B. Seaman	Director	February 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opexa Therapeutics, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Opexa Therapeutics, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opexa Therapeutics, Inc. and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
February 20, 2015

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,906,373	$23,644,542
Other current assets	758,943	1,122,576
Total current assets	10,665,316	24,767,118
Property & equipment, net of accumulated depreciation of $2,099,389 and $1,718,477, respectively	1,098,104	1,295,024
Other long term assets	38,939	177,666
Total assets	$11,802,359	$26,239,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$702,494	$696,155
Accrued expenses	1,199,184	1,232,990
Deferred revenue	1,230,746	1,395,348
Total current liabilities	3,132,424	3,324,493

Long term liability:
Deferred revenue	1,230,748	2,338,041
Total liabilities	4,363,172	5,662,534

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,234,751 and 27,546,058
shares issued and outstanding	282,348	275,461
Additional paid in capital	148,477,047	146,569,758
Accumulated deficit	(141,320,208)	(126,267,945)
Total stockholders’ equity	7,439,187	20,577,274
Total liabilities and stockholders’ equity	$11,802,359	$26,239,808

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2014 and 2013

	2014	2013
Revenue:
Option revenue	$1,271,895	$1,266,611
Research and development	12,118,629	9,181,090
General and administrative	3,833,370	3,670,769
Depreciation	387,779	335,597
Loss on disposal of fixed assets	—	2,161
Operating loss	(15,067,883)	(11,923,006)
Interest income	15,456	14,985
Other income and expense, net	2,147	37,910
Loss on extinguishment of debt	—	(2,518,912)
Interest expense	(1,983)	(2,267,302)
Net loss	$(15,052,263)	$(16,656,325)
Basic and diluted loss per share	$(0.54)	$(1.25)
Weighted average shares outstanding	27,821,056	13,332,350

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2014 and 2013

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Par	Capital	Deficit	Total
Balances at December 31, 2012	6,249,369	$62,494	$112,432,458	$(109,611,620)	$2,883,332
Shares issued due to conversion of convertible notes	2,079,960	20,799	4,254,254	—	4,275,053
Discount related to beneficial conversion feature	—	—	141,829	—	141,829
Discount on warrants attached to debt	—	—	195,969	—	195,969
Shares issued for:
cash, net of offering costs	19,013,952	190,140	28,157,960	—	28,348,100
commitment on Lincoln Park $1.5 million share purchase agreement	975	10	1,224	—	1,234
accrued interest	123,231	1,232	187,311	—	188,543
restricted stock awards	78,571	786	69,113	—	69,899
Warrant expense	—	—	219,553	—	219,553
Option expense	—	—	910,087	—	910,087
Net loss	—	—	—	(16,656,325)	(16,656,325)
Balances at December 31, 2013	27,546,058	275,461	$146,569,758	(126,267,945)	20,577,274
Shares issued for services	170,281	1,703	304,400	—	306,103
Shares sold for cash	518,412	5,184	642,991	—	648,175
Option expense	—	—	959,898	—	959,898
Net loss	—	—	—	(15,052,263)	(15,052,263)
Balances at December 31, 2014	28,234,751	$282,348	$148,477,047	$(141,320,208)	$7,439,187

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(15,052,263)	$(16,656,325)
Adjustments to reconcile net loss to net cash used in operating activities
Stock issued for services	306,103	69,899
Amortization of discount on notes payable due to warrants and beneficial conversion feature	—	1,613,354
Loss on extinguishment of debt	—	2,518,912
Depreciation	387,779	335,597
Amortization of debt financing costs	—	125,248
Option and warrant expense	959,898	1,129,640
Loss on disposal of fixed assets	—	2,161
Changes in:
Other current assets	363,633	104,051
Accounts payable	6,339	147,923
Accrued expenses	(33,806)	928,549
Other assets	138,727	(177,667)
Deferred revenue	(1,271,895)	3,733,389
Net cash used in operating activities	(14,195,485)	(6,125,269)

Cash flows from investing activities
Purchase of property & equipment	(190,859)	(259,224)
Restricted cash	—	1,000,000
Net cash provided by (used in) investing activities	(190,859)	740,776

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	648,175	28,484,878
Proceeds from third party debt	—	550,000
Proceeds from related party debt	—	100,000
Deferred financing and offering costs	—	(147,847)
Repayment on related party notes payable	—	(100,000)
Repayments on notes payable	—	(450,000)

Net cash provided by financing activities	648,175	28,437,031

Net change in cash and cash equivalents	(13,738,169)	23,052,538
Cash and cash equivalents at beginning of period	23,644,542	592,004
Cash and cash equivalents at end of period	$9,906,373	$23,644,542

Cash paid for:
Income tax	$—	$—
Interest	$1,983	$19,648

NON-CASH TRANSACTIONS
Issuance of common stock for accrued interest	—	188,543
Conversion of notes payable to common stock	—	4,275,053
Discount on convertible notes relating to:
Warrants	—	195,969
Beneficial conversion feature	—	141,829
Unpaid additions to property and equipment	—	108,516
Shares issued as deferred offering costs	—	1,234
Unpaid offering costs	—	136,776

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OVERVIEW AND SUMMARY OF ACCOUNTING POLICIES

Description of Business.  Opexa Therapeutics, Inc. (“Opexa”, “we”, “our”, or “the Company”) was initially incorporated as Sportan United Industries, Inc. (“Sportan”) in Texas in March 1991. In June 2004, PharmaFrontiers Corp. (“PharmaFrontiers”) was acquired by Sportan in a transaction accounted for as a reverse acquisition.  In October 2004, PharmaFrontiers acquired all of the outstanding stock of Opexa Pharmaceuticals, Inc. (“Opexa Pharmaceuticals”), a biopharmaceutical company that previously acquired the exclusive worldwide license from Baylor College of Medicine to an patient specific, autologous T-cell immunotherapy, Tcelna® (formerly known as Tovaxin), for the initial treatment of multiple sclerosis (MS). In June 2006, the Company changed its name to Opexa Therapeutics, Inc. from PharmaFrontiers Corp. and, in January 2007, Opexa Therapeutics, Inc., the parent, merged with its wholly owned subsidiary, Opexa Pharmaceuticals with Opexa Therapeutics, Inc. being the surviving company.

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

The consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”).  Opexa Hong Kong was formed in the Hong Kong Special Administrative Region during 2012 in order to facilitate potential development collaborations in the pan-Asian region.  Presently, Opexa Hong Kong has not entered into any agreements and has not recognized any revenues as of December 31, 2014. All intercompany transactions and balances between Opexa and Opexa Hong Kong are eliminated in consolidation.

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

Certain Risks and Concentrations. Opexa is exposed to risks associated with foreign currency transactions insofar as it has used U.S. dollars to fund Opexa Hong Kong’s bank account denominated in Hong Kong dollars.  As the net position of the unhedged Opexa Hong Kong bank account fluctuates, Opexa’s earnings may be negatively affected.  In addition, the reported carrying value of the Company’s Hong Kong dollar-denominated assets and liabilities that remain in Opexa Hong Kong will be affected by fluctuations in the value of the U.S. dollar as compared to the Hong Kong dollar.  Opexa currently does not utilize forward exchange contracts or any type of hedging instruments to hedge foreign exchange risk as Opexa believes that its overall exposure is relatively limited.  As of December 31, 2014, Opexa Hong Kong reported cash and cash equivalents of $10,090 in converted U.S. dollars and does not have any reported liabilities in the consolidated balance sheets.

Revenue Recognition.  On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Serono Agreement”) with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck Serono has an option to acquire an exclusive, worldwide (excluding Japan) license of the Company’s Tcelna program for the treatment of multiple sclerosis (“MS”).  Tcelna is currently in a Phase IIb clinical trial in patients with Secondary Progressive MS (“SPMS”). The option may be exercised by Merck Serono prior to or upon the Company’s completion of the Phase IIb Trial.

Opexa received an upfront payment of $5 million for granting the option. If the option is exercised, Merck Serono would pay the Company an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although the Company would retain an option to co-fund certain development in exchange for increased royalty rates.  The Company would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.

Opexa recognized revenues from nonrefundable, up-front $5 million option fees related to the Merck Serono Agreement on a straightline basis over the estimated option exercise period.  Opexa is required to make estimates regarding the clinical trial timelines which impact the period over which the option exercise may occur.  Opexa’s estimates regarding the option exercise period were adjusted in 2014 once the enrollments for the Abili-T clinical trial were completed.  This adjustment was made on a prospective basis beginning in the periods in which the change was identified and resulted in a decrease in the amount of revenue we recognized on a quarterly basis from the Merck Serono Agreement.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less. The primary objectives for the fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. Opexa’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

Supplies Inventory. Supplies inventory at December 31, 2013 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study.  Opexa amortized these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the period that these supplies were used. The supplies inventory was fully amortized as of December 31, 2014.  Future purchases of reagents and supplies are expensed directly to research and development costs.

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

Research and Development. Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development.  Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. In instances in which the Company enters into agreements with third parties for research and development activities, Opexa may prepay fees for services at the initiation of the contract. Opexa records the prepayment as a prepaid asset in the consolidated balance sheets and amortizes the asset into research and development expense in the consolidated statements of operations over the period of time the contracted research and development services are performed.  Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or deliverables. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Research and development expense for the years ended December 31, 2014 and 2013 was $12,026,970and $9,181,090, respectively.

Foreign Currency Translation and Transaction Gains and Losses.  Opexa records foreign currency translation adjustments and transaction gains and losses in accordance with FASB ASC 830, Foreign Currency Matters.  For the Company’s operations that have a functional currency other than the U.S. dollar, gains and losses resulting from the translation of the functional currency into U.S. dollars for financial statement presentation are not included in determining net loss, but are accumulated in the cumulative foreign currency translation adjustment account as a separate component of stockholders’ equity.  Opexa Hong Kong’s functional currency is deemed to be the US Dollar; consequently, Opexa records transaction gains and losses in its consolidated statements of operations related to the recurring measurement and settlement of foreign currency denominated transactions and balances.

Net Loss per Share.  Basic and diluted net loss per share is calculated based on the net loss attributable to common shareholders divided by the weighted average number of shares outstanding for the period excluding any dilutive effects of options, warrants and unvested share awards.

NOTE 2—CASH AND CASH EQUIVALENTS

As of December 31, 2014, Opexa invested approximately $8.7 million in a savings account. For the year ended December 31, 2014, the savings account recognized an average market yield of 0.10%.  Interest income of $15,431 from the savings account was recognized for the year ended December 31, 2014 in the consolidated statements of operations.

As of December 31, 2014 and 2013, Opexa invested approximately $24,500 in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. For the years ended December 31, 2014 and 2013, the money market fund recognized an average market yield of 0.01%. Interest income of $3 was recognized for the year ended December 31, 2014 in the consolidated statements of operations.

NOTE 3—OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2014 and 2013:

Description	2014	2013
Supplies inventory	$0	$673,044
Deferred offering costs	259,989	134,518
Prepaid expenses	498,954	315,014
	$758,943	$1,122,576

Supplies inventory at December 31, 2013 includes reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study.  Opexa amortized these prepaid reagents and supplies to research and development costs in the consolidated statements of operations over the period that these supplies were used.

Deferred offering costs at December 31, 2014 and 2013 include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $1.5 million in shares of its common stock, subject to certain conditions and limitations.  As of December 31, 2014 and 2013, the remaining costs of $134,518 and $134,518, respectively, in connection with the implementation of the $1.5 million Purchase Agreement remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the $1.5 million Purchase Agreement, the capitalized costs are offset against the proceeds of such sales of shares of common stock.

As of December 31, 2013, deferred offering costs of $103,636 in connection with the implementation of the $15.0 million Purchase Agreement are capitalized and included in other long term assets in the consolidated balance sheets (see Note 5). As of December 31, 2014, this amount was reclassified to other current assets since the Purchase Agreement will expire in 2015.

During December 2013, the remaining costs in connection with the implementation of the ATM Agreement were charged to general and administrative expense in the consolidated statements of operations as the Company determined that the ATM Agreement would need to be refreshed with a successor sales agent to the original sales agent. During 2014, deferred offering costs of $27,547, incurred in connection with the successor sales agent, were capitalized with $21,835 remaining unamortized in connection with the ATM Program at December 31, 2014.

Prepaid expenses at December 31, 2014 and 2013 also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 1).  As of December 31, 2014, the remaining costs of $38,939 in connection with the Merck Serono Agreement that are expected to be amortized over the upcoming twelve month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $38,939 in connection with the Merck Serono Agreement that are expected to be amortized beyond the upcoming twelve month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 5).

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013:

Description	Life	2014	2013
Computer equipment	3 years	$168,209	$121,921
Office furniture and equipment	5-7 years	247,679	245,297
Software	3 years	116,022	121,378
Laboratory equipment	7 years	1,100,559	1,270,858
Leasehold improvements	10 years	675,672	665,158
Manufacturing equipment	7 years	889,352	588,889
Subtotal		3,197,493	3,013,501
Less: accumulated depreciation		(2,099,389)	(1,718,477)
Property and equipment, net		$1,098,104	$1,295,024

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to ten years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense to the consolidated statements of operations as incurred. Depreciation expense totaled $387,779 and $335,597 for the years ended December 31, 2014 and 2013, respectively.

NOTE 5—OTHER LONG TERM ASSETS

Other long term assets at December 31, 2013 include deferred offering costs of $103,636 which were incurred from third parties in connection with the implementation of a $15.0 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park up to $15.0 million in shares of its common stock, subject to certain conditions and limitations. As of December 31, 2014, this amount was reclassified to other current assets since the Purchase Agreement will expire in 2015.

Other long term assets also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 1). At December 31, 2014 and December 31, 2013 the unamortized costs that are expected to be amortized beyond the upcoming twelve month period amounted to $38,939 and $74,030, respectively.

NOTE 6—DEFERRED REVENUE

On February 4, 2013, Opexa entered into the Merck Serono Agreement (see Note 1). Opexa received an upfront payment of $5 million for granting the option. As a “stand-alone value” term in the Merck Serono Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the option exercise period based on the expected completion term of the Phase IIb clinical trial in SPMS.  Opexa includes the unrecognized portion of the $5 million as deferred revenue on the consolidated balance sheets.

NOTE 7—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2014 and 2013, Opexa had approximately $70 million and approximately $68 million of unused net operating losses (NOLs), respectively, available for carry forward to future years.  For tax purposes, Opexa elects to capitalize research & development expenses and amortize them over a 10-year period.  The unused NOLs begin to expire at December 31, 2025. At December 31, 2014 and 2013, capitalized R&D amounted to $25.1 million and $13.9 million, respectively.

At December 31, 2014 and 2013, Opexa had a deferred tax asset which is covered by a full valuation allowance due to uncertainty of Opexa’s ability to generate future taxable income necessary to realize the related deferred tax asset consisting of:

Deferred tax asset resulting from:	December 31, 2014	December 31, 2013
Net Operating Loss	$24,531,026	$23,631,749
Research and development tax credits	1,778,030	1,228,997
Capitalized research and development costs	8,803,914	4,886,605
Subtotal	35,112,970	29,747,351
Less valuation allowance	(35,112,970)	(29,747,351)
Net deferred tax asset	$-	$-

Opexa’s ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change” (generally defined as a greater than 50% change (by value) in the Company’s equity ownership over a three-year period).  The Section 382 limitation is applied annually and is equal to the value of Opexa’s stock on the date of the ownership change, multiplied by a designated federal long-term tax-exempt rate.

NOTE 8—CONVERTIBLE PROMISSORY NOTES

On July 25, 2012, Opexa issued a total of $4,085,000 in principal amount of secured convertible promissory notes (the “Notes” or the “July 2012 Notes”) to third parties and related parties (collectively, the “Noteholders”), of which an aggregate of $630,000 was issued to related parties (See Note 9). The Notes were originally scheduled to mature on July 25, 2014 and accrued interest at the rate of 12% per annum, compounded annually. Interest was payable semi-annually on June 30 and December 31 in either cash or registered shares of common stock, at Opexa’s election. The Notes were secured by substantially all of Opexa’s assets and were convertible into a new class of non-voting Series A convertible preferred stock. The Notes could be converted into Series A convertible preferred stock at the option of the investors at a price of $100.00 per share, subject to certain limitations and adjustments. Additionally, Opexa could elect to convert the Notes into Series A convertible preferred stock if (i) Opexa’s common stock closed at or above $10.00 per share for 20 consecutive trading days or (ii) Opexa achieved certain additional funding milestones to continue its clinical trial program. These milestones included (x) executing a strategic agreement with a partner or potential partner by which Opexa will receive a minimum of $5 million to partially fund, or an option to partner with Opexa for, its Phase II clinical trial for Tcelna in patients with SPMS and (y) receiving a minimum of $25 million in additional capital (including the Note offering proceeds) from any partner, potential partner or any other source.

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

As part of the security interest in all of the Company’s assets granted to the Noteholders, $1.0 million of the proceeds was originally maintained in a controlled account .  During the year ended December 31, 2013, the restricted cash was reduced to $0 and the controlled account was terminated.

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

In connection with the issuance of the Notes, Opexa also issued Series I warrants to the Noteholders to initially purchase an aggregate of 957,422 shares of Opexa’s common stock at $5.00 per share, subject to certain limitations and adjustments.  The warrants have a five-year term and are exercisable six months from the date of issuance, or January 25, 2013. As a result of anti-dilution adjustments, the number of warrant shares for which the Series I warrants are exercisable increased to an aggregate increase of 1,436,121 shares of Opexa’s common stock at an adjusted exercise price of $2.56 per share, subject to further certain limitations and adjustments. As a result, Opexa accounted for these reset provisions in accordance with FASB ASC 815-40, which requires Opexa to record the warrants as a derivative liability at the grant date and to record changes in fair value relating to the warrants at each subsequent balance sheet date (see Note 13).  Opexa can redeem the warrants at $0.01 per share if its common stock closes at or above $10.00 per share for 20 consecutive trading days.

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

On January 23, 2013, Opexa closed a private offering consisting of convertible notes (the “January 2013 Notes”) and warrants to purchase shares of common stock for gross proceeds of $650,000 of which $100,000 was from a related party (see Note 9).  The January 2013 Notes were originally scheduled to mature on January 23, 2014 and accrued interest at the rate of 12% per annum, compounded annually.  The January 2013 Notes were convertible into common stock at the option of the investors at a price of $1.30 per share, subject to certain limitations. The principal balance plus accrued interest was payable within five business days of the receipt by Opexa of an aggregate of at least $7.5 million in proceeds from the sale of its equity securities and/or as payments from one or more partners or potential partners in return for granting a license, other rights, or an option to license or otherwise acquire rights with respect to Tcelna.

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

In connection with the issuance of the January 2013 Notes, Opexa also issued Series J warrants to purchase an aggregate of 243,750 shares of Opexa’s common stock (see Note 13), subject to certain limitations and adjustments.  The relative fair value of the warrant liability of $195,969, together with the beneficial conversion feature of $141,829, were recognized as a debt discount and were amortized to interest expense during the year ended December 31, 2013 in the consolidated statements of operations over the term of the January 2013 Notes using the effective interest method.

On February 26, 2013, following the receipt of $3.25 million in gross proceeds during February 2013 from the sale of common stock and Series L warrants to purchase shares of common stock, and following the receipt of the upfront payment of $5 million from Merck Serono on February 20, 2013, Opexa paid principal and interest totaling $567,368 to holders of the January 2013 Notes, of which $100,000 was to a related party, and issued 77,034 shares of common stock to one holder of the January 2013 Notes who elected to convert the principal of $100,000.

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

NOTE 9—RELATED PARTY TRANSACTIONS

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

Investors in the January 2013 Note offering included one member of Opexa’s Board of Directors who was issued a Note with a principal amount of $100,000 (see Note 8).

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

NOTE 10—COMMITMENTS AND CONTINGENCIES

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate.  Future minimum lease payments under the non-cancellable operating lease are $118,422 for 2015. Rent expense in the consolidated statements of operations was approximately $136,000 for each of the years ended December 31, 2014 and 2013.

NOTE 11—SIGNIFICANT CONTRACTUAL SERVICE AND MILESTONE AGREEMENTS

In February 2012, Opexa entered into an agreement with Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization, in which PRA will provide Opexa with services related to the design, implementation and management of Opexa’s ongoing Phase IIb clinical trial program in SPMS (the “PRA Agreement”). Payments by Opexa to PRA under the PRA Agreement are based on the achievement of certain time and performance milestones as presented in the PRA Agreement. Total payments to PRA during the years ended December 31, 2014 and 2013, which were charged to research and development expense on the consolidated statements of operations, amounted to $1,557,824 and $1,582,380, respectively. Unless terminated by either party without cause on 60 days prior notice or on shorter notice with cause, the initial term of the PRA Agreement is for four years and automatically renews for successive one year terms.

Through December 31, 2014, Opexa entered into individual Clinical Trial Agreements with 36 Institutions and 36 principal investigators acting within their employment or agent positions within their clinical institution.  Under the terms of each Clinical Trial Agreement, each of the Investigators will identify and recruit subjects with SPMS meeting certain enrollment requirements and conduct clinical research in conjunction with Opexa’s Phase IIb clinical study, and each of the Institutions will provide appropriate resources and facilities so the Institution’s Investigator can conduct Opexa’s Phase IIb clinical study in a timely and professional manner and according to the terms of the Clinical Trial Agreement. Under the terms of each Clinical Trial Agreement, Opexa paid an upfront cash payment to each Institution for start-up and other costs which were charged directly to expense.  Future payments by Opexa to the Institutions during the term of each Clinical Trial Agreement are based on the achievement of certain performance milestones as presented in each Clinical Trial Agreement. Unless terminated by Opexa without cause with 30 days’ notice, or unless terminated by the Institution, Investigator or Opexa for health or safety reasons, the initial term of the Clinical Trial Agreements with each Institution and Investigator is for the duration of their enrolled subjects in the Phase IIb clinical study.

In November of 2014, Opexa entered into an agreement with Parexel International, LLC (“PAREXEL”), a contract research organization, in which PAREXEL will provide Opexa Regulatory Services for the conduct of the Neuromyelitis Optica (“NMO”) program.  In addition, three Institutional agreements were executed in 2014, to provide preclinical research activities. Services include identification, collection and shipping of blood samples to Opexa for research purposes.

NOTE 12—EQUITY

Summary information regarding equity related transactions for the years ended December 31, 2013 and December 31, 2014 is as follows:

During 2013, equity related transactions were as follows:

●	In January 2013, 125,000 shares of common stock were sold and 975 additional commitment shares were issued to Lincoln Park under the $1.5 million purchase agreement for net proceeds of $142,400.

●	An aggregate of 365,263 shares of common stock were issued in connection with the conversion of the January 2013 and July 2012 Notes (see Note 8).

●	In February 2013, Opexa sold an aggregate of 167,618 shares of common stock under the ATM Agreement for gross proceeds of $536,417.

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

●	On September 24, 2013, 1,714,697 shares of common stock were issued in connection with the conversion of the remaining outstanding July 2012 Notes (see Note 8).

●
On November 8, 2013, 78,571 shares of restricted common stock with an aggregate fair value of $147,713 were issued to certain members of Opexa’s management. Opexa recognized stock based compensation expense of $69,899 and $77,814, related to these shares for the years ended December 31, 2013 and 2014, respectively.

●
On December 23, 2013, Opexa sold 4,738,000 shares of its common stock, including the full exercise of the over-allotment option granted to the underwriters, at a price of $1.70 per share for gross proceeds of $8,054,600.

●	For the year ended December 31, 2013, $2,985,319 was netted against additional paid in capital as stock offering costs.

During 2014, equity related transactions were as follows:

●
On February 28, 2014, 109,617 shares of restricted common stock with an aggregate fair value of $199,503 were issued to certain members of Opexa’s management and certain members of the board of directors. Opexa recognized stock based compensation expense of $168,412 related to these shares for the year ended December 31, 2014. The restricted shares issued to management vest in full on the earlier of the first anniversary of the grant date or termination of employment without cause following a change of control. The restricted shares issued to members of the board of directors vest in four quarterly increments beginning on March 31, 2014.

●
On March 19, 2014, 6,000 shares of restricted common stock with an aggregate fair value of $12,000 were issued to a certain member of Opexa’s board of directors. Opexa recognized stock based compensation expense of $9,877 related to these shares for the year ended December 31, 2014. The restricted shares vest in three quarterly increments beginning on June 30, 2014.

●
In the third quarter of 2014, Opexa settled sales of 518,412 shares of common stock generating gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, which were issued pursuant to the ATM.

●
In the fourth quarter of 2014, Opexa issued 54,664 shares of restricted stock with an aggregate fair market value of $50,000 in partial consideration for the performance of services rendered by a consultant pursuant to a consulting agreement dated October 21, 2014.

NOTE 13—OPTIONS AND WARRANTS

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

During 2014, performance-based options to purchase an aggregate of 510,125 shares at an exercise price of $1.82 were granted to senior management. These options have a term of ten years and vest 100% upon the earlier of achievement of a performance-based, strategic milestone objective or termination of employment without cause following a change of control. Fair value of $918,554 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.65%, (2) expected term of 10 years, (3) expected volatility of 172.33% and (4) zero expected dividends.

During 2014, incentive based options to purchase an aggregate of 772,875 shares were granted to employees, at exercise prices ranging from $0.86 to $1.82. These options have terms of ten years and have a vesting schedule of four years. Fair value of $1,324,070 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.26 to 2.79%, (2) expected term of 6.25 years, (3) expected volatility range of 176.37% to 315.10% and (4) zero expected dividends.

During 2014, options to purchase 104,886 shares were forfeited and cancelled.

Opexa recorded $748,697 stock-based compensation expense to management and employees during 2014, which included the related expense for the options that are expected to vest based on achievement of their related performance conditions. Unamortized stock compensation expense as of December 31, 2014 amounted to $2,239,522.

Non-Employee Options:

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

During 2014, options to purchase an aggregate of 120,440 shares were granted to directors for service on Opexa’s Board at an exercise price ranging from $1.82 to $2.00. Options to purchase an aggregate of 26,288 shares have terms of 10 years, with 50% of the shares vesting on the grant date and 50% vesting one year from the date of grant. Options to purchase 78,858 shares have terms of 10 years, with 50% of the shares vesting on the grant date and 50% vesting on December 31, 2014. An option to purchase 8,844 shares has a term of 10 years, with quarterly vesting ending on December 31, 2014.   An option to purchase the remaining 6,450 shares has a term of 10 years, with 33.3% vesting quarterly ending on December 31, 2014.  Fair value of $211,097 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.65% to 2.77%, (2) expected term of 5.25 years, (3) expected volatility range of 155% to 157% and (4) zero expected dividends.

During 2014, options to purchase 37,750 shares were forfeited and cancelled.

Opexa recorded $211,201 of stock-based compensation expense to consultants and directors during 2014. Unamortized stock compensation expense as of December 31, 2014 amounted to $4,086.

Broker and Investor Warrants:

In connection with Opexa’s July 25, 2012 private offering of the July 2012 Notes (see Note 8), Opexa issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 1,436,121 shares of common stock at a current adjusted exercise price of $2.56 per share, subject to certain limitations and adjustments. These warrants have a term of five years and are initially exercisable on January 25, 2013.

During 2013, warrants to purchase 1,482,892 shares were forfeited.  During 2014, warrants to purchase 22,312 shares were forfeited.

In connection with Opexa’s January 23, 2013 private offering of the January 2013 Notes (see Note 8), Opexa issued warrants to the holders of the January 2013 Notes to purchase an aggregate of 243,750 shares of common stock at an exercise price of $1.24 per share, subject to certain limitations and adjustments. These warrants have a term of five years and were immediately exercisable. The estimated relative fair value of the investor warrants was $195,969 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.76%, (3) expected volatility of 191% and (4) expected life of five years. Opexa can redeem the warrants at $0.01 per share if the Company’s common stock closes at or above $10.00 per share for 20 consecutive trading days.

Pursuant to a waiver executed by the holders of in excess of two-thirds (66-2/3%) of the principal amount of the outstanding July 2012 Notes and accepted by Opexa, the amount of the cash subject to a deposit control agreement was reduced to $500,000 during January 2013. In exchange for such waiver, the Company issued warrants to the holders of the July 2012 Notes to purchase an aggregate of 187,500 shares of common stock at an exercise price of $1.21 per share, subject to certain limitations and adjustments. The warrants have a term of five years and were immediately exercisable. The estimated fair value of the warrants was $219,553 and was calculated using the Black-Scholes valuation model. The following assumptions were used: (1) no expected dividends, (2) risk free interest rate of 0.90%, (3) expected volatility of 191% and (4) expected life of five years.  Opexa can redeem the warrants at $0.01 per underlying share of common stock if the common stock closes at or above $10.00 per share for 20 consecutive trading days.  The fair value of the warrants was recognized as additional interest expense during the year ended December 31, 2013.

In connection with Opexa’s February 2013 registered offering (See Note 12), Opexa issued warrants to the investors to purchase an aggregate of 541,668 shares of common stock at an exercise price of $3.00 per share, subject to certain limitations and adjustments. These warrants have a term of four years and were immediately exercisable.

At December 31, 2013, the aggregate intrinsic value of the outstanding options and warrants was $49,851 and $255,750, respectively.  At December 31, 2014, the aggregate intrinsic value of the outstanding options and warrants was $0 and $0 respectively.

Summary information regarding options and warrants for the years ended December 31, 2013 and 2014 are as follows:

	Options	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2012	824,620	$5.54	3,579,087	$5.64
Year ended December 31, 2013:
Granted	427,072	1.94	972,918	2.21
Exercised	—	—	—	—
Forfeited and canceled	(89,243)	4.55	(1,482,892)	6.54
Outstanding at December 31, 2013	1,162,449	$4.30	3,069,113	$4.12
Granted	1,403,440	1.78	—	—
Exercised	—	—	—	—
Forfeited and canceled	(142,636)	2.98	(22,312)	10.00
Outstanding at December 31, 2014	2,423,253	$2.92	3,046,801	$4.08

Summary of options outstanding and exercisable as of December 31, 2014 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Options Outstanding	Number of Options Exercisable
$ 0.86 to $ 4.99	7.70	2,241,808	725,523
5.00 to 9.99	0.30	136,575	136,575
10.00 to 39.20	0.03	44,870	44,870
$ 0.86 to $ 39.20	8.04	2,423,253	906,968

Summary of warrants outstanding and exercisable as of December 31, 2014 is as follows:

Range of Exercise Prices	Weighted Average Remaining Contractual Life (years)	Number of Warrants Outstanding	Number of Warrants Exercisable
$ 1.21 to $ 4.99	2.02	2,409,033	2,409,033
5.00 to 10.44	0.19	637,768	637,768
$ 1.21 to $ 10.44	2.21	3,046,801	3,046,801

NOTE 14—LICENSES AND GAIN ON EXTINGUISHMENT OF LIABILITY

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

On August 12, 2014, we provided notice to the University of Chicago of our election to discontinue further prosecution of certain patents relating to the proprietary adult stem cell technology that we licensed from the University of Chicago pursuant to the Fourth Amended and Restated License Agreement dated November 2, 2011. Pursuant to the termination notice, we exercised our contractual option to return the licensed patent rights back to the University of Chicago and terminate the Fourth Amended and Restated License Agreement effective November 10, 2014 in accordance with the terms thereof.

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

4.2
Form of Securities Purchase Agreement dated as of December 9, 2009 by and between Opexa Therapeutics, Inc. and each investor signatory thereto for Unit offering of Common Stock and Series A Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.3	Form of Common Stock Purchase Warrant for Series A Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 10, 2009).

4.4	Form of Series H Warrant issued on February 11, 2011 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 8, 2011).

4.5	Form of Series I Warrant issued on July 25, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.6	Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.7	Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.8	Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.9
Form of Securities Purchase Agreement, dated as of February 7, 2013, by and between Opexa Therapeutics, Inc. and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

1

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

10.4+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2014).

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

10.12
First Amendment to Sales Agreement, dated March 5, 2014, by and among Opexa Therapeutics, Inc., Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) and Brinson Patrick Securities Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 5, 2014).

10.13
$15.0 million Purchase Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.14
$1.5 million Purchase Agreement, dated as of November 5, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 5, 2012).

10.15
Registration Rights Agreement, dated as of November 2, 2012, by and between Opexa Therapeutics, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed November 5, 2012).

10.16#
Option and License Agreement, dated February 4, 2013, by and between Ares Trading SA, a wholly owned subsidiary of Merck Serono S.A., and Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2013).

2

Exhibit No.	Description

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

23.1*
Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP, dated February 20, 2015 to the incorporation by reference of their report dated February 20, 2015 in the Company’s Registration Statements on Form S-1, S-3 and S-8.

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

101*
Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
#	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

3