Form 10-Q
period 2015-03-31
Opexa Therapeutics, Inc.
filed 2015-05-12
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015, there were 53,353,642 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Three Months Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$9,572,880	$9,906,373
Other current assets	683,452	758,943
Total current assets	10,256,332	10,665,316

Property & equipment, net of accumulated depreciation of $2,196,371 and $2,099,389, respectively	1,007,532	1,098,104
Other long-term assets	29,204	38,939

Total assets	$11,293,068	$11,802,359

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,152,492	$702,494
Accrued expenses	1,272,698	1,199,184
Deferred revenue	2,905,165	1,230,746
Total current liabilities	5,330,355	3,132,424

Long term liabilities:
Deferred revenue, net of current portion	2,178,877	1,230,748
Total liabilities	7,509,232	4,363,172

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 28,255,205 and 28,234,751 shares issued and outstanding	282,552	282,348
Additional paid in capital	148,172,372	148,477,047
Accumulated deficit	(144,671,088)	(141,320,208)
Total stockholders' equity	3,783,836	7,439,187
Total liabilities and stockholders' equity	$11,293,068	$11,802,359

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2015	2014
Revenue:
Option revenue	$377,453	$348,837

Research and development	2,636,999	2,811,139
General and administrative	1,006,130	1,102,880
Depreciation and amortization	96,982	95,586
Operating loss	(3,362,658)	(3,660,768)
Interest income	1,478	5,194
Other income, net	10,300	-
Net loss	$(3,350,880)	$(3,655,574)

Basic and diluted loss per share	$(0.12)	$(0.13)

Weighted average shares outstanding - Basic and diluted	28,234,751	27,584,615

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2014	28,234,751	$282,348	$148,477,047	$(141,320,208)	$7,439,187
Shares issued for services	20,454	204	44,259	—	44,463
Costs associated with rights offering			(615,888)	—	(615,888)
Option expense	—	—	266,954	—	266,954
Net loss	—	—	—	(3,350,880)	(3,350,880)
Balances at March 31, 2015	28,255,205	$282,552	$148,172,372	$(144,671,088)	$3,783,836

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(3,350,880)	$(3,655,574)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock issued to employees	44,463	100,176
Depreciation	96,982	95,586
Option expense	266,954	331,031
Changes in:
Other current assets	75,491	(425,605)
Accounts payable - third parties and related parties	(61,033)	(12,614)
Accrued expenses	73,515	(4,323)
Deferred revenue	2,622,548	(348,837)
Other assets	9,735	11,017
Net cash used in operating activities	(222,225)	(3,909,143)

Cash flows from investing activities
Purchase of property & equipment	(6,411)	(75,874)
Net cash used in investing activities	(6,411)	(75,874)

Cash flows from financing activities
Payment of offering costs	(104,857)	-
Net cash used in financing activities	(104,857)	-

Net change in cash and cash equivalents	(333,493)	(3,985,017)
Cash and cash equivalents at beginning of period	9,906,373	23,644,542
Cash and cash equivalents at end of period	$9,572,880	$19,659,525

Cash paid for:
Interest	$747	$-
Income taxes	-	-
NON-CASH TRANSACTIONS
Unpaid additions to property and equipment	$-	14,311
Unpaid offering costs	$511,031	$17,467

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Opexa Therapeutics, Inc. (“Opexa” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in Opexa’s latest Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements that would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

The accompanying consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”). All intercompany balances and transactions have been eliminated in the consolidation.

Note 2.  Significant Accounting Polices

Revenue Recognition.  Opexa recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”) 605, “Revenue Recognition.” ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Serono Agreement”) with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck Serono has an option to acquire an exclusive, worldwide (excluding Japan) license of Opexa’s Tcelna® program for the treatment of multiple sclerosis (“MS”).  Tcelna is currently in a Phase IIb clinical trial in patients with Secondary Progressive MS (“SPMS”). The option may be exercised by Merck Serono prior to or upon Opexa’s completion of the Phase IIb Trial.

On March 9, 2015 Opexa entered into a First Amendment of Option and License Agreement with Merck Serono, to amend the Merck Serono Agreement (the “Merck Serono Amendment”).  Opexa received $3 million in consideration for the activities described below:

(i)  Opexa will create a detailed Pre-Phase III Plan (including a GANTT chart containing key tasks, decision points, timing, budget and milestones) documenting all of the activities necessary for laboratory facilities both in the U.S. and Europe to reach operational readiness by the end of December 2016 (e.g., review and identification of a preferred contract manufacturing organization in Europe; set-up, identification and qualification of third parties for raw materials; validation of laboratory facilities in the U.S. and Europe; and a hiring plan for key personnel).  For Europe, the Pre-Phase III Plan would address the creation of a dedicated lab to support a Phase III trial, and for the U.S., the Pre-Phase III Plan would address the expansion of existing capabilities and infrastructure for a Phase III trial. The Joint Steering Committee (“JSC”) established pursuant to the Merck Serono Agreement will be responsible for reviewing, approving and ultimately overseeing Opexa’s completion of the Pre-Phase III Plan, which approval may not be unreasonably withheld or delayed.  The JSC will meet at least quarterly to advise and make specific recommendations with respect to the Pre Phase III Plan.  In the event the JSC has not approved the Pre-Phase III Plan prior to the end of the Option Period (as defined in the Merck Serono Agreement), the Option Period will be extended for 60 days following approval of the Pre Phase III Plan by the JSC.

(ii)  Opexa will provide Merck Serono updates and analysis on a blinded basis, grouped in patient batches according to Opexa’s analysis timetable, on the progress of Opexa’s immune monitoring program (the “Program”) being conducted in conjunction with Opexa’s ongoing Abili-T clinical trial, with such updates and analysis to be shared with Merck Serono within 30 days of Opexa’s initial assessment of such information.  Opexa will inform Merck Serono of any existing or future external bioinformatics vendor used by Opexa for the Program, and Merck Serono will have the right, at its expense, to review current and future data storage and integrity measures for the on-going Abili-T clinical trial.

Opexa evaluated the Merck Serono Amendment and determined that the $3 million payment from Merck Serono has stand-alone value.  Opexa’s continuing performance obligations, in connection with the $3 million payment, include the creation of the Pre-Phase III Plan and delivery of updates and analysis relating to the Program.  As a stand-alone value term in the Merck Serono Amendment, the $3 million payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the period equivalent to the expected completion of the Pre-Phase III Plan in December 2016.  Opexa includes the unrecognized portion of the $3 million as deferred revenue on the consolidated balance sheets.

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

At March 31, 2015, Opexa had approximately $8.1 million in a savings account.  For the three months ended March 31, 2015, the savings account recognized an average market yield of 0.10%.  Interest income of $1,478 was recognized for the three months ended March 31, 2015 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at March 31, 2015 and December 31, 2014:

Description	March 31, 2015	December 31, 2014
Deferred offering costs	$259,989	$259,989
Prepaid expenses	423,463	498,954
	$683,452	$758,943

Prepaid expenses at March 31, 2015 and December 31, 2014 include advance payments totaling $118,709 and $131,289, respectively, made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Prepaid expenses at March 31, 2015 and December 31, 2014 also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2).  As of March 31, 2015 and December 31, 2014, the remaining costs of $38,938 in connection with the Merck Serono Agreement that are expected to be amortized over the upcoming 12-month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $29,204 in connection with the Merck Serono Agreement that are expected to be amortized beyond the upcoming 12-month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 4).

Deferred offering costs at March 31, 2015 and December 31, 2014 include costs incurred from third parties in connection with the implementation of a $1.5 million Purchase Agreement in November 2012 pursuant to which Opexa has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $1.5 million in shares of its common stock, subject to certain conditions and limitations.  As of March 31, 2015 and December 31, 2014, the remaining costs of $ 238,154 in connection with the implementation of the $1.5 million Purchase Agreement remained capitalized and are included in other current assets in the consolidated balance sheets.  Upon the sales of shares of common stock under the $1.5 million Purchase Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at March 31, 2015 also include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in March 2014 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of March 31, 2015, the remaining costs of $21,835 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Note 4.  Other Long Term Assets

Other long term assets at March 31, 2015 and December 31, 2014 also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2), amounting to $29,204 and $38,939, respectively, that are expected to be amortized beyond the upcoming 12-month period.

Note 5.  Equity

For the three months ended March 31, 2015, equity related transactions were as follows:

●
Costs associated with rights offering. During the three months ended March 31, 2015, Opexa incurred costs of $615,888 associated with the rights offering consisting of legal, accounting, printing, filing fees and other related costs.  These costs were recorded as an offset to subsequently received proceeds in connection with the completion of the rights offering (see Note 7).

●
Opexa recognized stock based compensation expense of $33,213 related to vested shares of restricted common stock issued to certain members of Opexa’s management and non-employee directors on February 28, 2014.

●
On March 31, 2015, 20,454 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

Note 6.  Stock-Based Compensation

Stock Options

The Board of Directors initially adopted the 2010 Stock Incentive Plan on September 2, 2010 for the granting of equity incentive awards to employees, directors and consultants of Opexa, and the Plan was initially approved by the Company’s shareholders on October 19, 2010. On September 25, 2013, the Board approved the Amended and Restated 2010 Stock Incentive Plan (“the 2010 Plan”), and the Company’s shareholders approved the amended 2010 Plan on November 8, 2013, in order to (i) increase the number of shares of common stock reserved for issuance by 3,000,000 shares and (ii) reset the number of stock-based awards issuable to a participant in any calendar year to align with the increase in the shares reserved. The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”).

The 2010 Plan reserves a maximum of 3,625,000 shares of common stock for issuance plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 513,220 shares. The 2010 Plan provides for the grant of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property. The Board of Directors or Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan.  As of March 31, 2015, options to purchase an aggregate of 3,423,779 shares were issued and outstanding under the 2004 Plan and the 2010 Plan, and 501,824 shares remained available for the grant of options under the 2010 Plan.

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the three months ended March 31, 2015, Opexa recognized stock-based compensation expense of $266,954. Unamortized stock-based compensation expense as of March 31, 2015 amounted to $2,559,639.

Stock Option Activity

 A summary of stock option activity for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	2,423,253	$2.92
Granted	1,008,026	0.67
Exercised	-	-
Forfeited and canceled	(7,500)	1.68
Outstanding at March 31, 2015	3,423,779	$2.26	8.4	$-
Exercisable at March 31, 2015	1,467,068	$3.43	6.8	$-

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

During the three months ended March 31, 2015, time-based options to purchase an aggregate of 496,250 shares at exercise prices ranging from $.53 to $.82 were granted to employees.  These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $380,537 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 1.948% to 2.05%, (2) expected term of 6.25 years, (3) expected volatility range of 141.07% to 143.46% and (4) zero expected dividends.

During the three months ended March 31, 2015, options to purchase 7,500 shares were forfeited and cancelled.

Opexa recognized stock based compensation expense of $159,194 and $221,692 for grants made to employees during the three months ended March 31, 2015 and March 31, 2014 respectively.

Non-Employee Options:

During the three months ended March 31, 2015, options to purchase an aggregate of 511,776 shares at an exercise price of $0.82 were granted to non-employee directors for service on Opexa’s Board.  Options to purchase an aggregate of 357,050 shares will expire on the earlier of 10 years or a change in control of Opexa, with 50% of the shares vesting immediately and 50% vesting on December 31, 2015.  Options to purchase an aggregate of 119,020 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on March 30, 2016.  An option to purchase 35,706 shares will expire on the earlier of 10 years or a change in control of Opexa, with vesting in four quarterly increments beginning on March 31, 2015.  Fair value of $214,844 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.05%, (2) expected term of 5.25 years, (3) expected volatility of 143.46% and (4) zero expected dividends.

Opexa recognized stock based compensation expense of $107,760 and $109,339 for grants made to non-employee directors during the three months ended March 31, 2015 and March 31, 2014 respectively.

Restricted Stock

See Note 5 for a description of restricted stock awards made to non-employee directors under the 2010 Plan during the three months ended March 31, 2015.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	3,046,801	$4.08
Granted	-	-
Exercised	-	-
Forfeited and canceled	-	-
Outstanding at March 31, 2015	3,046,801	$4.08	1.96	$-
Exercisable at March 31, 2015	3,046,801	$4.08	1.96	$-

Note 7.  Subsequent Events

On March 16, 2015, Opexa distributed at no charge to holders of its common stock and to holders of its outstanding Series L warrants who were entitled to participate in the offering (the “Rights Offering”), as of 5:00 p.m., Eastern Time, on the record date of March 13, 2015, non-transferable subscription rights (“Subscription Rights”) to purchase up to 28,776,419 “Units” at a subscription price of $0.55 per unit (the “Subscription Price”). Each Subscription Right entitled holders to purchase one unit (the “Basic Subscription Right”), consisting of one share of Opexa’s common stock and a warrant (a “Series M warrant”) representing the right to purchase one share of Opexa’s common stock. The Series M warrants entitle the holder to purchase one share of Opexa’s common stock at an exercise price of (i) $0.50 per share from the date of issuance (April 9, 2015) through June 30, 2016 and (ii) $1.50 per share from July 1, 2016 through their expiration three years from the date of issuance.  If a holder fully exercised the holder’s Basic Subscription Rights, and other shareholders or warrant holders did not fully exercise their Basic Subscription Rights, the holder was entitled to an oversubscription privilege to purchase a portion of the unsubscribed units at the Subscription Price, subject to proration and ownership limitations (the “Over-Subscription Privilege”). The Subscription Rights expired at 5:00 p.m., Eastern Time, on April 8, 2015.

Opexa raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units, including the exercise of Over-Subscription Privileges. Net proceeds, after deduction of fees and expenses, including dealer-manager fees, are expected to be approximately $12 million. Opexa issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2015.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2014.

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

These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of Opexa’s product candidates, Tcelna (imilecleucel T) and OPX-212, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

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
●
the success of our clinical trials (including the Phase IIb trial for Tcelna in SPMS which, depending upon results, may determine whether Merck Serono elects to exercise its Option to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of multiple sclerosis (MS);

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

A scheduled Data Safety Monitoring Board meeting took place during the week of April 27, 2015, and a recommendation was made to continue the study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.

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

On March 9, 2015, we entered into a First Amendment of Option and License Agreement with Merck Serono to amend the Merck Serono Agreement (the “Merck Serono Amendment”).  We received a payment of $3 million in consideration for the activities described below:

(i)  We will create a detailed Pre-Phase III Plan (including a GANTT chart containing key tasks, decision points, timing, budget and milestones) documenting all of the activities necessary for laboratory facilities both in the U.S. and Europe to reach operational readiness by the end of December 2016 (e.g., review and identification of a preferred contract manufacturing organization in Europe; set-up, identification and qualification of third parties for raw materials; validation of laboratory facilities in the U.S. and Europe; and a hiring plan for key personnel).  For Europe, the Pre-Phase III Plan would address the creation of a dedicated lab to support a Phase III trial, and for the U.S., the Pre-Phase III Plan would address the expansion of existing capabilities and infrastructure for a Phase III trial. The Joint Steering Committee (“JSC”) established pursuant to the Merck Serono Agreement will be responsible for reviewing, approving and ultimately overseeing our completion of the Pre-Phase III Plan, which approval may not be unreasonably withheld or delayed.  The JSC will meet at least quarterly to advise and make specific recommendations with respect to the Pre Phase III Plan.  In the event the JSC has not approved the Pre-Phase III Plan prior to the end of the Option Period (as defined in the Agreement), the Option Period will be extended for 60 days following approval of the Pre Phase III Plan by the JSC.

(ii)  We will provide Merck Serono updates and analysis on a blinded basis, grouped in patient batches according to our analysis timetable, on the progress of our immune monitoring program (the “Program”) being conducted in conjunction with our ongoing Abili-T clinical trial, with such updates and analysis to be shared with Merck Serono within 30 days of our initial assessment of such information.  We will inform Merck Serono of any existing or future external bioinformatics vendor we use for the Program, and Merck Serono will have the right, at its expense, to review current and future data storage and integrity measures for the on-going Abili-T clinical trial.

NMO – OPX-212

In addition to our ongoing clinical development of Tcelna, we are also developing OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  This program is currently in the preclinical development stage.  NMO is an autoimmune disorder in which immune system cells and antibodies attack astrocytes leading to the secondary destruction of nerve cells (axons) in the optic nerves and the spinal cord.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4 expressed by astrocytes, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTCs), thereby reducing the frequency of clinical relapses and subsequent progression in disability.

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

There are currently no FDA-approved therapies for NMO.  An initial attack is usually treated with a combination of corticosteroids and/or by plasma exchange to limit the severity of the attack.  Although not approved for NMO, some physicians may utilize an immunosuppressant such as Rituximab as long-term therapy to provide protection from increasing neurological impairments through relapse.

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

We initiated development activities for OPX-212, our drug development candidate for NMO, in 2014 and have achieved a number of regulatory and early development milestones to date, which, include conducting a pre-Investigational New Drug application (pre-IND) meeting with the U.S. FDA.  We are continuing with preclinical development and IND enabling activities, and, we expect to file an IND with the FDA by the end of calendar year 2015.  We believe OPX-212 for NMO will qualify for Orphan drug designation, and we also expect to apply for Fast Track designation.

We believe part of the value of our T-cell platform comes from the ability to move relatively quickly and cost effectively into new autoimmune diseases.  We do not expect our ongoing preclinical development activities related to the NMO program to materially affect our cash burn through IND submission.  Assuming successful completion of the preclinical development activities and submission and acceptance of the IND by the FDA and/or CTA by Health Canada, we may thereafter advance into clinical development with a Phase 1/2 proof-of-concept study.  We intend to evaluate various options to fund such clinical study, including public or private capital raises as well as potential partnership and out-licensing activities.

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

We evaluated the Merck Serono Agreement and determined that the $5 million upfront payment from Merck Serono has stand-alone value.  Opexa’s continuing performance obligations, in connection with the $5 million payment, include the execution and completion of the Abili-T clinical trial in SPMS using commercially reasonable efforts at our own costs.  As a stand-alone value term in the Merck Serono Agreement, the $5 million upfront payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the exclusive option period based on the expected completion term of the Abili-T clinical trial in SPMS.

We evaluated the Merck Serono Amendment and determined that the $3 million payment from Merck Serono has stand-alone value.  Opexa’s continuing performance obligations, in connection with the $3 million payment, include the creation of the Pre-Phase III Plan and delivery of updates and analysis relating to the Program.  As a stand-alone value term in the Merck Serono Amendment, the $3 million payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the period equivalent to the expected completion of the Pre-Phase III Plan in December 2016.  Opexa includes the unrecognized portion of the $3 million as deferred revenue on the consolidated balance sheets.

Stock-Based Compensation. We adopted the provisions of FASB ASC 718 which establishes accounting for equity instruments exchanged for employee service. We utilize the Black-Scholes option pricing model to estimate the fair value of employee stock-based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions can materially affect the measure of estimated fair value of our share-based compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on, or determined from, external data and other assumptions may be derived from our historical experience with stock-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2015 with the Three Months Ended March 31, 2014

Revenue.   Revenues of $307,686 and $348,837 related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement were recognized for the three months ended March 31, 2015 and 2014, respectively.  The decrease in revenue is primarily a reflection of an increase in the number of months over which the deferred revenue is being recognized from 43 months to 47 months.  In addition, revenues for the three months ended March 31, 2015 also include $69,767 related to the $3 million payment from Merck Serono in connection with Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $2,636,999 for the three months ended March 31, 2015, compared with $2,811,139 for the three months ended March 31, 2014. The decrease in expenses is primarily due to a decrease in the costs in connection with the ongoing clinical trial of Tcelna in SPMS, a decrease in the procurement and use of supplies for product manufacturing and development, partially offset by increases in employee compensation expense and facility costs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 were $1,006,130, compared with $1,102,880 for the three months ended March 31, 2014. The decrease in expense is due to decreases in employee compensation and stock compensation expenses partially offset by increases in business development expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2015 were $96,982, compared with $95,586 for the three months ended March 31, 2014. The increase in expense is due to increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2014 and 2015.

Interest Income.   Interest income was $1,478 for the three months ended March 31, 2015, compared to $5,194 for the three months ended March 31, 2014.

Other Income and Expense, net.  Other Income and Expense, net was $10,300 for the three months ended March 31, 2015, compared to $0 in the three months ending March 31, 2014.  This was primarily driven by a gain on exchange rate, which was related to two clinical sites located in Canada and the difference between the Canadian dollar and the US dollar on payments to these clinical sites.  Payments to these sites began in December 2014.  The gain for the three months ended March 31, 2015 was $11,047, which was partially offset by interest expense of $747.  Interest expense of $747 was recorded for the three months ended March 31, 2015 which related to financing charges on our insurance policies.

Net loss. We had a net loss for the three months ended March 31, 2015 of approximately $3.4 million, or $0.12 loss per share (basic and diluted), compared with a net loss of approximately $3.7 million or $0.13 loss per share (basic and diluted) for the three months ended March 31, 2014. The decreased net loss is primarily related to the decrease in research and development expenses, the decrease in general and administrative expenses, and was partially offset by the gain on exchange rate and by higher revenues for the quarter ending March 31, 2015.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of March 31, 2015, we had cash and cash equivalents of approximately $9.6 million, including receipt of $3 million from Merck Serono pursuant to the Merck Serono Amendment which provides support for our ongoing Abili-T clinical study.  Subsequent to March 31, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate.  Each unit was composed of one share of common stock and a Series M warrant to purchase an additional share of common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, are expected to be approximately $12 million.

On November 2, 2012, we entered into a $15.0 million purchase agreement and registration rights agreement, and on November 5, 2012, we entered into a $1.5 million purchase agreement, each with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $16.5 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreements, Lincoln Park is obligated to purchase up to an aggregate of $16.5 million in shares of common stock (subject to certain limitations) from time to time over a 30-month period.  We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of common stock in regular purchases, increasing to amounts of up to 300,000 shares depending upon the closing sale price of our common stock.  In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases.  The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales (or over a period of up to 12 business days leading up to such time), but in no event will shares be sold to Lincoln Park on a day the common stock closing price is less than the adjusted minimum floor price of $1.00.  As of March 31, 2015, we have sold an aggregate of 390,000 shares of our common stock to Lincoln Park for gross proceeds of $523,709 and have a remaining commitment amount of $15,976,291 available to us through Lincoln Park purchase agreements.  However, there can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreements contain limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including the requirement to keep current the prospectus included as part of the Form S-1 registration statement relating to the $15.0 million purchase agreement (which is not current as of this date) as well as a minimum floor price of $1.00 per share.

On September 6, 2012, we entered into a Sales Agreement (the “ATM Agreement”) with Brinson Patrick Securities Corporation (the “Original Sales Manager”) in which we could offer and sell shares of our common stock from time to time depending upon market demand, with the Original Sales Manager acting as an agent for the sale of shares in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933. During February 2013, we sold an aggregate of 167,618 shares of our common stock, for gross proceeds of $536,417 pursuant to the ATM Agreement. On March 5, 2014, we entered into a First Amendment to Sales Agreement with the Original Sales Manager and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (“Brinson Patrick”), pursuant to which the ATM Agreement was assigned by the Original Sales Manager to Brinson Patrick.  The ATM Agreement, as amended, is referred to herein as the “new ATM Agreement.” Under the new ATM Agreement, we may offer and sell shares of our common stock from time to time depending upon market demand, with Brinson Patrick acting as an agent for the sale of shares  in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.  We have registered up to an additional 2,500,000 shares of our common stock for potential sale under the new ATM Agreement.  As of March 31, 2015, we have generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, under the new ATM Agreement on sales of an aggregate of 518,412 shares of our common stock at average prices ranging from $1.68 to $1.12 per share.

Our operating cash burn rate during the three months ended March 31, 2015 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study for OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2015.  However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which is expected by the end of calendar year 2015.

We will need to secure additional resources to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, if initiated, as well as to support our operations during the course of the trial.  We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by the end of calendar year 2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2016.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

We currently intend to use our available cash to fund general corporate purposes (including working capital, business development and operational purposes) and continue the ongoing Abili-T clinical study and complete the OPX-212 preclinical development activities.  We expect top-line data for the Abili-T clinical study to be available in the second half of 2016.  While we believe we have sufficient resources to complete the Abili-T clinical study and support our operations during the pendency of the trial, if our projections prove to be inaccurate or we encounter additional costs to complete the trial or to sustain our operations, we may need to raise additional capital or modify the Abili-T clinical study or our current business plan.

Given our need for additional amounts of capital to support our current business plan, we intend to continue to explore potential opportunities and alternatives to obtain additional resources, including one or more additional financing transactions.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

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

We do not maintain any external lines of credit beyond the purchase agreements with Lincoln Park. Should we need any additional capital in the future beyond our at-the-market program with Brinson Patrick, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

Not applicable.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Investing in our securities involves a high degree of risk.  You should consider the following risk factors, as well as other information contained in this prospectus, before deciding to invest in our securities.  The following factors affect our business, our intellectual property, the industry in which we operate and our securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or which we consider immaterial as of the date hereof may also have an adverse effect on our business.  If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected, the market price of our securities could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

We will be required to raise additional capital, and our ability to obtain funding is uncertain. If sufficient capital is not available, we may not be able to continue our operations as proposed (including any study planned for OPX-212 in NMO and any Phase III studies of Tcelna without Merck Serono’s financial support), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of March 31, 2015, we had cash and cash equivalents of $9.6 million, including receipt of $3 million from Merck Serono pursuant to the Merck Serono Amendment which provides support for our ongoing Abili-T clinical study.  Subsequent to March 31, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate.  Each unit was composed of one share of common stock and a warrant to purchase an additional share of common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, are expected to be approximately $12 million.

Between March 5, 2014 and March 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, on sales of an aggregate of 518,412 shares of our common stock under an amendment to our ATM sales agreement pursuant to which Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) became the new sales agent.

Our operating cash burn rate during the three months ended March 31, 2015 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study of OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2015.  However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which is expected by the end of calendar year 2015.

We will need to secure additional resources to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, if initiated, as well as to support our operations during the course of the trial.  We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by the end of calendar year 2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2016.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

We currently intend to use our available cash to fund general corporate purposes (including working capital, business development and operational purposes) and continue the ongoing Abili-T clinical study and complete the OPX-212 preclinical development activities.  We expect top-line data for the Abili-T clinical study to be available in the second half of 2016.  While we believe we have sufficient resources to complete the Abili-T clinical study and support our operations during the pendency of the trial, if our projections prove to be inaccurate or we encounter additional costs to complete the trial or to sustain our operations, we may need to raise additional capital or modify the Abili-T clinical study or our current business plan.

Given our need for additional amounts of capital to support our current business plan, we intend to continue to explore potential opportunities and alternatives to obtain additional resources, including one or more additional financing transactions, that will be necessary to support our operations and potentially other research and development programs.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all. If we are unable to obtain additional funding to support our current clinical trial activities and operations beyond the projected runway, we may not be able to initiate or complete the Phase 1/2 proof-of-concept study of OPX-212 in NMO or otherwise continue our operations as proposed, which may require us to suspend or terminate any ongoing clinical trials (including the Abili-T clinical study), modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

Other than the $1.5 million purchase agreement and the $15.0 million purchase agreement we entered into with Lincoln Park on November 5, 2012 and November 2, 2012, respectively, each of which is subject to certain limitations and conditions, we have no sources of debt or equity capital committed for funding and we must rely upon best efforts third-party debt or equity funding.  We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

●	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
●	the accuracy of the assumptions underlying our estimates for capital needs in 2015 and beyond as well as for the clinical study of Tcelna;
●	scientific progress in our research and development programs;
●	the magnitude and scope of our research and development programs;
●	our progress with preclinical development and clinical trials;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
●	the number and type of product candidates that we pursue.

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

We will need to keep current the offering prospectus relating to the ATM Agreement with Brinson Patrick, a division of Meyers Associates, L.P., in order to use the program to sell shares of our common stock.  The number of shares and price at which we may be able to sell shares under the new ATM Agreement may be limited due to market conditions and other factors beyond our control.

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

Our business is at an early stage of development.  We do not have any product candidates that have completed late-stage clinical trials nor do we have any products on the market.  We have only one product candidate, Tcelna, which has progressed to the stage of being studied in human clinical trials in the United States.  Additionally, our second pipeline candidate, OPX-212 is currently in preclinical development for the treatment of NMO.  Tcelna, and any other potential products, including OPX-212, will require regulatory approval prior to marketing in the United States and other countries.  Obtaining such approval requires significant research and development and preclinical and clinical testing.  We may not be able to develop any products, to obtain regulatory approvals, to continue clinical development of Tcelna, to enter clinical trials (or any development activities) for any other product candidates (such as OPX-212) or to commercialize any products.  Tcelna, and any other potential products (such as OPX-212), may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use.  Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

We have provided Merck Serono with the Option, which provides Merck Serono with the opportunity, if exercised, to control the development and commercialization of Tcelna in MS.

In February 2013, we granted the Option to Merck Serono. The Option permits Merck Serono to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck Serono prior to or upon completion of our ongoing Phase IIb trial of Tcelna in patients with SPMS.  If Merck Serono exercises the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.  In consideration for the Option, we received an upfront payment of $5 million and may be eligible to receive an option exercise fee as well as milestone and royalty payments based on achievement of development and commercialization milestones. The rights we have relinquished to our product candidate Tcelna, including development and commercialization rights, may harm our ability to generate revenues and achieve or sustain profitability.  On March 9, 2015, we entered into the Merck Serono Amendment pursuant to which we agreed to perform additional development activities in preparation for a potential Phase III trial and to share with Merck Serono certain information from our immune monitoring program in consideration for payment by Merck Serono of $3 million.

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

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and last year, we announced the initiation of NMO as the second disease we are pursuing.  As a platform technology, there exists the potential to address other autoimmune diseases with the technology.  Early development activities including preclinical and manufacturing activities have been initiated in OPX-212. The work in NMO is modest compared to the effort that has been committed to the lead MS indication.  Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization.  The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates.  We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process.  Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do.  We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

Between March 5, 2014 and March 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, on sales of an aggregate of 518,412 shares of our common stock under the new ATM Agreement.  Subsequent to March 31, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate.  Each unit was composed of one share of common stock and a Series M warrant to purchase an additional share of common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, are expected to be approximately $12 million.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 28,255,205 shares of common stock were outstanding as of March 31, 2015 (which was prior to the Rights Offering).  As of such date, another (i) 3,423,779 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,046,801 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings.  We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Among other requirements, we will need to raise additional capital in order to initiate and complete a Phase 1/2 proof-of-concept study of OPX-212 in NMO, as well as to support our operations during the course of the trial, or to pursue additional disease indications for our T-cell technology, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash (i) to continue funding the ongoing Abili-T clinical study of Tcelna in patients with SPMS, and (ii) to continue preclinical and manufacturing activities for OPX-212 in patients with NMO, and if such activities are successful, to file an IND application with the FDA to initiate a Phase 1/2 proof-of-concept study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.  While we believe we have sufficient resources to complete the trial and support our operations during the pendency of the trial, if our projections prove to be inaccurate or we encounter additional costs to complete the trial or to sustain our operations, we may need to raise additional capital or modify the Abili-T clinical study or our current business plan.  Our existing resources are not adequate to permit us to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO.  We will need to secure additional resources to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO and to support our operations during the course of the trial.

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

An active trading market may never develop for the Series M warrants issued in the Rights Offering, which may limit the ability to resell the warrants.

There is no established trading market for the Series M warrants we issued in April 2015 pursuant to the Rights Offering.  While the warrants have listing for trading on NASDAQ under the symbol “OPXAW,” there can be no assurance that that a market will develop for the warrants.  Even if a market for the warrants does develop, the price of the warrants may fluctuate and liquidity may be limited. If a market for the warrants does not develop, then holders of the warrants may be unable to resell the warrants or be able to sell them only at an unfavorable price for an extended period of time, if at all.  Future trading prices of the warrants will depend on many factors, including our operating performance and financial condition, our ability to continue the effectiveness of the registration statement covering the warrants and the common stock issuable upon exercise of the warrants, the interest of securities dealers in making a market and the market for similar securities.

The market price of our common stock may not exceed the exercise price of the Series M warrants issued in connection with the Rights Offering.

The Series M warrants issued in April 2015 in connection with the Rights Offering will expire on April 9, 2018.  The warrants entitle the holder to purchase one share of common stock at an exercise price of (i) $0.50 per share from the date of issuance through June 30, 2016 and (ii) $1.50 per share from July 1, 2016 through their expiration three years from the date of issuance.  There can be no assurance that the market price of our common stock will exceed the exercise price of the warrants at any or all times prior to their expiration.  Any warrants not exercised by their expiration date will expire worthless and we will be under no further obligation to the warrant holder.

The Series M warrants issued in connection with the Rights Offering may be redeemed on short notice. This may have an adverse impact on their price.

We may redeem the Series M warrants issued in the Rights Offering for $0.01 per warrant once the closing price of our common stock has equaled or exceeded $2.50 per share, subject to adjustment, for 10 consecutive trading days.  If we give notice of redemption, holders will be forced to sell or exercise their warrants or accept the redemption price.  The notice of redemption could come at a time when it is not advisable or possible to exercise the warrants.  As a result, holders would be unable to benefit from owning the warrants being redeemed.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

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

The rules of Section 382 are complex and subject to varying interpretations. Because of our numerous capital raises, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of the recently completed Rights Offering. Even if the Rights Offering does not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future. Based on our recent stock prices, we believe any ownership change would severely limit our ability to utilize the NOLs. Accordingly, no assurance can be given that our NOLs will be fully available. As a result, we could pay taxes earlier and in larger amounts than would be the case if the NOLs were available to reduce the federal income taxes without restriction.

Item 5.            Other Information

On May 11, 2015, we entered into a First Amendment to Lease Agreement to amend the Lease Agreement dated August 19, 2005 for our headquarters facility to (i) renew the Lease Agreement for an additional 60 months commencing October 1, 2015, (ii) set the monthly base rent at $16,666.67 for the first 36 months of the renewal period, with an increase in the monthly base rent to $17,083.33 during months 37 to 48, and $17,500.00 during months 49 to 60, and (iii) provide for two 60-month renewal options at the then current fair market value.

Item 6.    Exhibits

Exhibit No.	Description

4.1
Form of Series M Warrant issued on April 9, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-201731), originally filed on January 28, 2015).

4.2*	Warrant Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company.

4.3*	Subscription Agent Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company.

10.1
First Amendment of Option and License Agreement, dated March 9, 2015, by and between Opexa Therapeutics, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2015).

10.2*	First Amendment to Lease Agreement, dated May 11, 2015, by and between Opexa Therapeutics, Inc. and Dirk D. Laukien.

10.3*	Form of restricted stock agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 12, 2015	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Form of Series M Warrant issued on April 9, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-201731), originally filed on January 28, 2015).

4.2*	Warrant Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company.

4.3*	Subscription Agent Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company.

10.1
First Amendment of Option and License Agreement, dated March 9, 2015, by and between Opexa Therapeutics, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2015).

10.2*	First Amendment to Lease Agreement, dated May 11, 2015, by and between Opexa Therapeutics, Inc. and Dirk D. Laukien.

10.3*	Form of restricted stock agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

* Filed herewith.