Form 10-Q
period 2015-06-30
Opexa Therapeutics, Inc.
filed 2015-08-12
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015

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

As of August 1, 2015, there were 53,387,743 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Six Months Ended June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$18,283,560	$9,906,373
Other current assets	403,634	758,943
Total current assets	18,687,194	10,665,316

Property & equipment, net of accumulated depreciation of $2,290,373 and $2,099,389, respectively	918,899	1,098,104
Other long-term assets	19,469	38,939

Total assets	$19,625,562	$11,802,359

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,148,728	$702,494
Accrued expenses	900,492	1,199,184
Deferred revenue	2,905,165	1,230,746
Total current liabilities	4,954,385	3,132,424

Long term liabilities:
Deferred revenue, net of current portion	1,452,584	1,230,748
Total liabilities	6,406,969	4,363,172

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized, 53,386,543 and 28,234,751 shares issued and outstanding	533,866	282,348
Additional paid in capital	160,852,696	148,477,047
Accumulated deficit	(148,167,969)	(141,320,208)
Total stockholders' equity	13,218,593	7,439,187
Total liabilities and stockholders' equity	$19,625,562	$11,802,359

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenue:
Option revenue	$726,292	$307,686	$1,103,745	$656,523

Research and development	2,795,858	3,409,210	5,432,857	6,220,349
General and administrative	1,345,624	967,367	2,351,754	2,070,247
Depreciation and amortization	94,002	98,658	190,984	194,244
Operating loss	(3,509,192)	(4,167,549)	(6,871,850)	(7,828,317)
Interest income, net	2,337	4,290	3,068	9,484
Other income, net	9,974	-	21,021	-
Net loss	$(3,496,881)	$(4,163,259)	$(6,847,761)	$(7,818,833)

Basic and diluted loss per share	$(0.07)	$(0.15)	$(0.18)	$(0.28)

Weighted average shares outstanding - Basic and diluted	49,769,294	27,661,675	39,061,510	27,623,358

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2014	28,234,751	$282,348	$148,477,047	$(141,320,208)	$7,439,187
Shares issued for services	45,735	458	55,255	—	55,713
Common stock sold for cash	25,098,437	250,984	11,844,310	—	12,095,294
Exercise of warrants	7,620	76	3,734	—	3,810
Option expense	—	—	472,350	—	472,350
Net loss	—	—	—	(6,847,761)	(6,847,761)
Balances at June 30, 2015	53,386,543	$533,866	$160,852,696	$(148,167,969)	$13,218,593

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(6,847,761)	$(7,818,833)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restricted stock expense	55,713	153,470
Depreciation	190,984	194,244
Option expense	472,350	591,622
Changes in:
Other current assets	355,309	(309,103)
Accounts payable - third parties and related parties	446,234	132,591
Accrued expenses	(298,692)	394,281
Deferred revenue	1,896,255	(656,523)
Other assets	19,470	15,621
Net cash used in operating activities	(3,710,138)	(7,302,630)

Cash flows from investing activities
Purchase of property & equipment	(11,779)	(127,222)
Net cash used in investing activities	(11,779)	(127,222)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	12,095,294	-
Cash generated from exercise of warrants	3,810	-
Net cash provided by financing activities	12,099,104	-

Net change in cash and cash equivalents	8,377,187	(7,429,852)
Cash and cash equivalents at beginning of period	9,906,373	23,644,542
Cash and cash equivalents at end of period	$18,283,560	$16,214,690

Cash paid for:
Interest	$1,035	$-
Income taxes	-	-
NON-CASH TRANSACTIONS
Unpaid additions to property and equipment	$-	6,825
Subscription receivable	$-	49,847

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

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Serono Agreement”) with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck Serono has an option to acquire an exclusive, worldwide (excluding Japan) license of Opexa’s Tcelna® program for the treatment of multiple sclerosis (“MS”).  Tcelna is currently in a Phase IIb clinical trial (“Abili-T”) in patients with Secondary Progressive MS (“SPMS”). The option may be exercised by Merck Serono prior to or upon Opexa’s completion of the Phase IIb Trial.

Opexa received an upfront payment of $5 million for granting the option.  Opexa recognized revenues from nonrefundable, up-front $5 million option fees related to the Merck Serono Agreement on a straight-line basis over the estimated option exercise period.  If the option is exercised, Merck Serono would pay the Company an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although the Company would retain an option to co-fund certain development in exchange for increased royalty rates. The Company would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.

On March 9, 2015 Opexa entered into a First Amendment of Option and License Agreement with Merck Serono, to amend the Merck Serono Agreement (the “Merck Serono Amendment”).  Opexa received $3 million in consideration for the following:

(i)  Creating a detailed plan for potential Phase III development of Tcelna (the “Pre-Phase III Plan”), including documenting all of the activities necessary for laboratory facilities both in the U.S. and Europe to reach operational readiness by the end of December 2016. The Joint Steering Committee (“JSC”) established pursuant to the Merck Serono Agreement will be responsible for reviewing, approving and ultimately overseeing Opexa’s completion of the Pre-Phase III Plan.  In the event the JSC has not approved the Pre-Phase III Plan prior to the end of the period in the Merck Serono Agreement within which Merck Serono may exercise its option, such period will be extended for 60 days following approval of the Pre Phase III Plan by the JSC.

(ii)  Providing Merck Serono with updates and analysis on a blinded basis, grouped in patient batches according to Opexa’s analysis timetable, on the progress of Opexa’s immune monitoring program being conducted in conjunction with the ongoing Abili-T clinical trial.

 Opexa evaluated the Merck Serono Amendment and determined that the $3 million payment from Merck Serono has stand-alone value.  Opexa’s continuing performance obligations in connection with the $3 million payment include the creation of the Pre-Phase III Plan and delivery of updates and analysis relating to Opexa’s immune monitoring program.  As a stand-alone value term in the Merck Serono Amendment, the $3 million payment is determined to be a single unit of accounting, and is recognized as revenue on a straight-line basis over the period equivalent to the expected completion of the Pre-Phase III Plan in December 2016.  Opexa includes the unrecognized portion of the $5 million option payment and the $3 million amendment payment as deferred revenue on its consolidated balance sheets.

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

At June 30, 2015, Opexa had approximately $17.2 million in a savings account.  For the six months ended June 30, 2015, the savings account recognized an average market yield of 0.1%.  Interest income of $4,103 was recognized for the six months ended June 30, 2015 in the consolidated statements of operations.

Note 3.  Other Current Assets

Other current assets consisted of the following at June 30, 2015 and December 31, 2014:

Description	June 30, 2015	December 31, 2014
Deferred offering costs	$21,835	$259,989
Prepaid expenses	381,799	498,954
	$403,634	$758,943

Prepaid expenses at June 30, 2015 and December 31, 2014 include advance payments totaling $92,240 and $131,289, respectively, made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Prepaid expenses at June 30, 2015 and December 31, 2014 also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2).  As of June 30, 2015 and December 31, 2014, the remaining costs of $38,938 in connection with the Merck Serono Agreement that are expected to be amortized over the upcoming 12-month period are capitalized and included in other current assets in the consolidated balance sheets.  The remaining costs of $19,469 in connection with the Merck Serono Agreement that are expected to be amortized beyond the upcoming 12-month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 4).

Deferred offering costs at June 30, 2015 and December 31, 2014 include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in March 2014 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of June 30, 2015, the remaining costs of $21,835 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at December 31, 2014 also included costs of $238,154 incurred from third parties in connection with the implementation of $1.5 million and $15.0 million purchase agreements in November 2012 pursuant to which Opexa had and has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $16.5 million in shares of its common stock, subject to certain conditions and limitations for a period of 30 months from the commencement date of the respective agreements.  The $1.5 million purchase agreement expired in June 2015, and the $15.0 million purchase agreement expires on November 1, 2015. The remaining costs were expensed in the quarter ended June 30, 2015.

Note 4.  Other Long Term Assets

Other long term assets at June 30, 2015 and December 31, 2014 include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2), amounting to $19,469 and $38,939, respectively, that are expected to be amortized beyond the upcoming 12-month period.

Note 5.  Equity

For the six months ended June 30, 2015, equity related transactions were as follows:

●
Opexa recognized stock-based compensation expense of $33,213 related to vested shares of restricted common stock issued to certain members of Opexa’s management and non-employee directors on February 28, 2014.

●
On April 9, 2015, Opexa issued 25,098,437 shares of stock and Series M warrants for a like number of shares upon the closing of a rights offering.  Opexa raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units at a price of $0.55 per unit.  Net proceeds were $12,095,294 after deduction of related fees and expenses, including dealer-manager fees, totaling $1,708,846.

●
On March 31, 2015, 20,454 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board.  Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

●	In June 2015, Opexa issued 7,620 shares of common stock and received gross proceeds of $3,810 upon the exercise of 7,620 Series M warrants.
●
On June 30, 2015, 25,281 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board.  Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

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

The 2010 Plan reserves a maximum of 3,625,000 shares of common stock for issuance plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 513,220 shares. The 2010 Plan provides for the grant of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property. The Board of Directors or Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan.  As of June 30, 2015, options to purchase an aggregate of 3,346,592 shares were issued and outstanding under the 2004 Plan and the 2010 Plan, and 553,730 shares remained available for the grant of options under the 2010 Plan.

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the six months ended June 30, 2015, Opexa recognized stock-based compensation expense of $472,350. Unamortized stock-based compensation expense as of June 30, 2015 amounted to $2,268,973.

Stock Option Activity
 A summary of stock option activity for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	2,423,253	$2.92
Granted	1,008,026	0.67
Exercised	-	-
Forfeited and canceled	(84,687)	1.28
Outstanding at June 30, 2015	3,346,592	$2.28	8.2	$-
Exercisable at June 30, 2015	1,546,201	$3.35	7.1	$-

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

During the six months ended June 30, 2015, time-based options to purchase an aggregate of 496,250 shares at exercise prices ranging from $.53 to $.82 were granted to employees.  These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $380,537 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 1.948% to 2.05%, (2) expected term of 6.25 years, (3) expected volatility range of 141.07% to 143.46% and (4) zero expected dividends.

During the six months ended June 30, 2015, options to purchase 84,687 shares were forfeited and cancelled.

Opexa recognized stock based compensation expense of $329,615 and $445,212 for grants made to employees during the six months ended June 30, 2015 and June 30, 2014 respectively.

Non-Employee Options:

During the six months ended June 30, 2015, options to purchase an aggregate of 511,776 shares at an exercise price of $0.53 were granted to non-employee directors for service on Opexa’s Board.  Options to purchase an aggregate of 357,050 shares will expire on the earlier of 10 years or a change in control of Opexa, with 50% of the shares vesting immediately and 50% vesting on December 31, 2015.  Options to purchase an aggregate of 119,020 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on March 30, 2016.  An option to purchase 35,706 shares will expire on the earlier of 10 years or a change in control of Opexa, with vesting in four quarterly increments beginning on June 30, 2015.  Fair value of $214,844 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.05%, (2) expected term of 5.25 years, (3) expected volatility of 143.46% and (4) zero expected dividends.

Opexa recognized stock based compensation expense of $142,735 and $146,410 for grants made to non-employee directors during the six months ended June 30, 2015 and June 30, 2014 respectively.

Restricted Stock

See Note 5 for a description of restricted stock awards made to non-employee directors under the 2010 Plan during the six months ended June 30, 2015.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	3,046,801	$4.08
Granted	25,579,935	0.52
Exercised	(7,620)	0.50
Forfeited and canceled	(223,119)	9.37
Outstanding at June 30, 2015	28,395,997	$0.80	2.68	$-
Exercisable at June 30, 2015	28,395,997	$0.80	2.68	$-

On April 9, 2015, the Company issued 25,098,437 Series M warrants upon the closing of a rights offering.  The Series M warrants entitle the holder to purchase one share of Opexa’s common stock at an exercise price of (i) $0.50 per share from the date of issuance (April 9, 2015) through June 30, 2016 and (ii) $1.50 per share from July 1, 2016 through their expiration three years from the date of issuance.  Pursuant to the anti-dilution provisions of certain of the Company’s outstanding warrants and as a result of the rights offering (i) the per share exercise prices of the Series A, J, K and L warrants were adjusted to $9.37, $1.03, $1.00 and $1.59, respectively, and (ii) an aggregate of an additional 481,498 Series L warrants were issued.  The Series A warrants expired on June 15, 2015.

Note 7.  Subsequent Events

Subsequent to June 30, 2015, an aggregate of 1,200 Series M warrants were exercised and a like number of shares of common stock were issued for gross proceeds of $600.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2015.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2014.

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

In addition to our ongoing clinical development of Tcelna, we are also in preclinical development of OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  NMO is an autoimmune disorder in which immune system cells and antibodies attack and destroy astrocytic/myelin cells in the optic nerves and the spinal cord leading to demyelination and loss of axons.  There are currently no FDA-approved therapies for NMO, other than to treat an attack while it is happening, to reduce symptoms and to prevent relapses.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTCs), thereby reducing the frequency of clinical relapses and subsequent progression in disability.    See “—NMO – OPX-212” below for more information on our development plans for OPX-212 in NMO.

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

On March 9, 2015, we entered into a First Amendment of Option and License Agreement with Merck Serono to amend the Merck Serono Agreement (the “Merck Serono Amendment”).  We received a payment of $3 million in consideration for the following:

(i)  Creating a detailed plan for potential Phase III development of Tcelna (the “Pre-Phase III Plan”), including documenting all of the activities necessary for laboratory facilities both in the U.S. and Europe to reach operational readiness by the end of December 2016. The Joint Steering Committee (“JSC”) established pursuant to the Merck Serono Agreement will be responsible for reviewing, approving and ultimately overseeing our completion of the Pre-Phase III Plan.  In the event the JSC has not approved the Pre-Phase III Plan prior to the end of the period in the Merck Serono Agreement within which Merck Serono may exercise its option, such period will be extended for 60 days following approval of the Pre Phase III Plan by the JSC.

(ii)  Providing Merck Serono with updates and analysis on a blinded basis, grouped in patient batches according to our analysis timetable, on the progress of our immune monitoring program being conducted in conjunction with our ongoing Abili-T clinical trial.

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

We initiated development activities for OPX-212, our drug development candidate for NMO, in 2014 and have achieved a number of regulatory and early development milestones to date, which, include conducting a pre-Investigational New Drug application (pre-IND) meeting with the U.S. FDA.  We are continuing with preclinical development and IND enabling activities, and we may possibly be in a position to file an IND with the FDA by the end of 2015.  We believe OPX-212 for NMO will qualify for Orphan drug designation, and we also expect to apply for Fast Track designation.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2015 with the Three Months Ended June 30, 2014

Revenue.   Revenues of $726,292 and $307,686 for the three months ended June 30, 2015 and 2014, respectively, included $307,687 and $307,686 related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the three months ended June 30, 2015 also include $418,605 related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $2,795,858 for the three months ended June 30, 2015, compared with $3,409,210 for the three months ended June 30, 2014. The decrease in expenses is primarily due to a decrease in the investigator costs associated with the ongoing clinical trial of Tcelna in SPMS, a decrease in the procurement and use of supplies for product manufacturing and development, partially offset by increases in intellectual property legal fees and employee compensation expense.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2015 were $1,345,624, compared with $967,367 for the three months ended June 30, 2014. The increase in expense is due to the expensing of $238,154 of previously deferred costs related to financing agreements with Lincoln Park and increases in employee cash compensation partially offset by decreased stock compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2015 were $94,002, compared with $98,658 for the three months ended June 30, 2014. The decrease in expense is due to some assets being fully amortized which was partially offset by increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2014 and 2015.

Interest Income, net.   Interest income net of interest expense was $2,337 for the three months ended June 30, 2015, compared to $4,290 for the three months ended June 30, 2014.

Other Income.  Other Income was $9,974 for the three months ended June 30, 2015, compared to $0 in the three months ending June 30, 2014. This was primarily driven by a gain on exchange rate, which was related to two clinical sites located in Canada and the difference between the Canadian dollar and the US dollar on payments to these clinical sites.  Payments to these sites began in December 2014.

Net Loss. We had a net loss for the three months ended June 30, 2015 of approximately $3.5 million, or $0.07 loss per share (basic and diluted), compared with a net loss of approximately $4.2 million, or $0.15 loss per share (basic and diluted), for the three months ended June 30, 2014.  The decreased net loss for the quarter is primarily related to the increase in revenue due to the Merck Serono Amendment and a decrease in research and development expenses, which was partially offset by the increase in general and administrative expenses.

Comparison of the Six Months Ended June 30, 2015 with the Six Months Ended June 30, 2014

Revenue.  Revenues of $1,103,745 and $656,523 for the six months ended June 30, 2015 and 2014, respectively, included $615,373 and $656,523 related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the six months ended June 30, 2015 also include $488,372 related to the $3 million payment from Merck Serono in connection with Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $5,432,857 for the six months ended June 30, 2015, compared with $6,220,349 for the six months ended June 30, 2014. The decrease in expenses is primarily due to a decrease in the investigator costs associated with the ongoing clinical trial of Tcelna in SPMS, a decrease in the procurement and use of supplies for product manufacturing and development, partially offset by increases in intellectual property legal fees and employee compensation expense.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2015 were 2,351,754, compared with $2,070,247 for the six months ended June 30, 2014. The increase in expense is due to the expensing of $238,154 of previously deferred costs related to financing agreements with Lincoln Park and increases in employee cash compensation partially offset by a decrease in stock compensation expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2015 were $190,984, compared with $194,244 for the six months ended June 30, 2014. The decrease in expense is due to some assets being fully amortized which was partially offset by increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2014 and 2015.

Interest Income, net.  Interest income net of interest expense was $3,068 for the six months ended June 30, 2015, compared to $9,484 for the six months ended June 30, 2014.

Other Income.  Other Income was $21,021 for the six months ended June 30, 2015, compared to $0 in the six months ending June 30, 2014. This was primarily driven by a gain on exchange rate, which was related to two clinical sites located in Canada and the difference between the Canadian dollar and the US dollar on payments to these clinical sites.  Payments to these sites began in December 2014.

Net Loss. We had a net loss for the six months ended June 30, 2015 of approximately $6.8 million, or $0.18 loss per share (basic and diluted), compared with a net loss of approximately $7.8 million or $0.28 loss per share (basic and diluted) for the six months ended June 30, 2014.  The decreased net loss is primarily related to the increase in revenue due to the Merck Serono Amendment and a decrease in research and development expenses, which was partially offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of June 30, 2015, we had cash and cash equivalents of approximately $18.3 million.  In April, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of one share of common stock and a warrant to purchase an additional share of common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million.

On November 2, 2012, we entered into a $15.0 million purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock through November 1, 2015, subject to certain conditions and limitations including a minimum floor price for our common stock of $1.00 per share.  The purchase price for any sales is based upon the prevailing market price our stock at the time.  We have not sold any shares to Lincoln Park under this agreement and the prospectus included as part of the Form S-1 registration statement relating to the agreement is not current as of this date, so it is unlikely that we will receive any additional funds under this agreement.

On September 6, 2012, we entered into a Sales Agreement with Brinson Patrick Securities Corporation as sales agent, which was subsequently amended March 5, 2014 and assumed by Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (the “ATM Agreement”), pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We have registered up to 2,500,000 shares for potential sale under the ATM Agreement.  We did not sell any shares under the ATM Agreement during the quarter ended June 30, 2015.  From March 5, 2014 through June 30, 2015, we have generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, under the ATM Agreement on sales of an aggregate of 518,412 shares of our common stock at average prices ranging from $1.68 to $1.12 per share.

Our operating cash burn rate during the six months ended June 30, 2015 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study for OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2015 and 2016. However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which may be possible by the end of 2015.

We will need to secure additional resources to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, if initiated, as well as to support our operations during the course of the trial.  We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by the end of 2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2016.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

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

We do not maintain any external lines of credit beyond the purchase agreement with Lincoln Park. Should we need any additional capital in the future beyond our at-the-market program with Brinson Patrick, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six months ended June 30, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

As of June 30, 2015, we had cash and cash equivalents of $18.3 million. In April, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of one share of common stock and a warrant to purchase an additional share of common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million.

Between March 5, 2014 and June 30, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, on sales of an aggregate of 518,412 shares of our common stock under an amendment to our ATM sales agreement pursuant to which Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) became the new sales agent.

Our operating cash burn rate during the six months ended June 30, 2015 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study of OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2015 and 2016. However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission, which may be possible by the end of 2015.

We will need to secure additional resources to conduct a Phase 1/2 proof-of-concept study of OPX-212 in NMO, if initiated, as well as to support our operations during the course of the trial. We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO with a possible IND submission by the end of 2015, and for general operations to sustain the Company and support such activities into the fourth quarter of 2016.  Any other costs, however, such as costs associated with the initiation and completion of a Phase 1/2 proof-of-concept study of OPX-212 in NMO or with pursuing additional disease indications for our T-cell technology or other research or development programs, would of course shorten this period.

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

Other than the $15.0 million purchase agreement we entered into with Lincoln Park on November 2, 2012, which is subject to certain limitations and conditions, we have no sources of debt or equity capital committed for funding and we must rely upon best efforts third-party debt or equity funding. We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

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

Funding from our purchase agreement with Lincoln Park and our ATM facility may be limited or be insufficient to fund our operations or to implement our strategy.

Under our $15.0 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period that expires on November 1, 2015.  There can be no assurance that we will be able to receive any or all of the additional funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that the closing price of our stock is at least $1.00, that Lincoln Park own no more than 9.99% of our common stock, and that the prospectus included as part of the Form S-1 registration statement filed in connection with the purchase agreement be kept current (and it is not current as of this date).  In addition, under the applicable rules of the NASDAQ Capital Market, if we seek to sell shares to Lincoln Park in excess of 1,151,829 shares or 19.99% of the total common stock outstanding as of the date of the purchase agreement, we may be required to seek shareholder approval in order to be in compliance with the NASDAQ Capital Market rules.

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

Even if regulatory approval is obtained for any product candidate, such as Tcelna, any such approval may be subject to limitations on the indicated uses for which it may be marketed.  Our ability to generate revenues from the commercialization and sale of any potential products, whether directly or through any development arrangement (such as where Merck Serono exercises the Option), will be limited by any failure to obtain or limitation on necessary regulatory approvals.

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

In June 2015, we requested and were granted an additional 180-day grace period to regain compliance with NASDAQ’s minimum bid price requirement because our stock has continued to trade below the $1.00 minimum closing bid price subsequent to receiving the NASDAQ staff deficiency letter. We now have until November 30, 2015 to achieve compliance with this listing standard.  If our common stock maintains a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before November 30, 2015, we will achieve compliance with the listing standards.  However, if we are unable to regain compliance in a timely manner or if we do not meet the other listing standards, NASDAQ could provide notice that our stock will become subject to delisting.

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

Between March 5, 2014 and June 30, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, on sales of an aggregate of 518,412 shares of our common stock under the new ATM Agreement.  In April, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 25,098,437 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate.  Each unit was composed of one share of common stock and a Series M warrant to purchase an additional share of common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 25,098,437 shares of common stock and Series M warrants for a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 53,386,543 shares of common stock were outstanding as of June 30, 2015.  As of such date, another (i) 3,346,592 shares of common stock were issuable upon exercise of outstanding options and (ii) 28,395,997 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants are freely tradable without restriction or further registration under the Securities Act of 1933.

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

Under the $15.0 million purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of common stock, subject to certain limitations and conditions, over a 30-month period expiring on November 1, 2015.  The purchase price for the shares that we may sell to Lincoln Park will fluctuate based on the price of our common stock and other factors determined by us.  As such, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock issuable pursuant to the purchase agreement after the date hereof and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares.  Therefore, sales to Lincoln Park by us pursuant to the purchase agreement could result in substantial dilution to the interests of other holders of our common stock.  Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could cause the trading price of our common stock to decline and could make it more difficult for us to sell equity or equity-related securities in the future.

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

There is no established trading market for the Series M warrants we issued in April 2015 pursuant to the Rights Offering.  While the warrants have been listed for trading on NASDAQ under the symbol “OPXAW,” there can be no assurance that that a market will develop for the warrants.  Even if a market for the warrants does develop, the price of the warrants may fluctuate and liquidity may be limited. If a market for the warrants does not develop, then holders of the warrants may be unable to resell the warrants or be able to sell them only at an unfavorable price for an extended period of time, if at all.  Future trading prices of the warrants will depend on many factors, including our operating performance and financial condition, our ability to continue the effectiveness of the registration statement covering the warrants and the common stock issuable upon exercise of the warrants, the interest of securities dealers in making a market and the market for similar securities.

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

10.1
First Amendment to Lease Agreement, dated May 11, 2015, by and between Opexa Therapeutics, Inc. and Dirk D. Laukien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: August 12, 2015	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Form of Series M Warrant issued on April 9, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-201731), originally filed on January 28, 2015).

10.1
First Amendment to Lease Agreement, dated May 11, 2015, by and between Opexa Therapeutics, Inc. and Dirk D. Laukien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*	Filed herewith.