Form 10-Q
period 2015-09-30
Opexa Therapeutics, Inc.
filed 2015-11-10
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

As of November 1, 2015, there were 6,864,340 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Six Months Ended June 30, 2015

PRESENTATION NOTE: We implemented a one-for-eight reverse stock split of our common stock on September 28, 2015. All share numbers and prices have been adjusted to reflect the reverse stock split.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2015	2014

Assets

Current assets:
Cash and cash equivalents	$15,592,500	$9,906,373
Subscription Receivable	232,934	-
Other current assets	329,323	758,943
Total current assets	16,154,757	10,665,316

Property & equipment, net of accumulated depreciation of $2,372,198 and $2,099,389, respectively	886,878	1,098,104
Other long-term assets	9,734	38,939

Total assets	$17,051,369	$11,802,359

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,018,179	$702,494
Accrued expenses	1,041,220	1,199,184
Deferred revenue	2,905,165	1,230,746
Total current liabilities	4,964,564	3,132,424

Long term liabilities:
Deferred revenue, net of current portion	726,293	1,230,748
Total liabilities	5,690,857	4,363,172

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,864,340 and 3,529,344 shares issued and outstanding	68,643	35,293
Additional paid in capital	162,253,818	148,724,102
Accumulated deficit	(150,961,949)	(141,320,208)
Total stockholders' equity	11,360,512	7,439,187
Total liabilities and stockholders' equity	$17,051,369	$11,802,359

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenue:
Option revenue	$726,291	$307,686	$1,830,036	$964,209
Expenses:
Research and development	2,420,220	3,173,538	7,853,076	9,393,887
General and administrative	1,023,848	917,335	3,375,602	2,987,582
Loss on disposition of assets	1,167	-	1,167	-
Depreciation and amortization	89,018	97,364	280,003	291,608
Operating loss	(2,807,962)	(3,880,551)	(9,679,812)	(11,708,868)
Interest income, net	2,222	2,498	5,290	11,982
Other income, net	11,760	-	32,781	-
Net loss	$(2,793,980)	$(3,878,053)	$(9,641,741)	$(11,696,886)

Basic and diluted loss per share	$(0.42)	$(1.11)	$(1.75)	$(3.38)

Weighted average shares outstanding - Basic and diluted	6,709,251	3,478,324	5,498,228	3,461,479

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2014	3,529,344	$35,293	$148,724,102	$(141,320,208)	$7,439,187
Cancellation of fractional shares	(1,365)	(13)	(5,015)	—	(5,028)
Shares issued for services	9,317	93	66,870	—	66,963
Common stock sold for cash	3,325,941	33,259	12,802,093	—	12,835,352
Exercise of warrants	1,103	11	4,399	—	4,410
Option expense	—	—	661,369	—	661,369
Net loss	—	—	—	(9,641,741)	(9,641,741)
Balances at September 30, 2015	6,864,340	$68,643	$162,253,818	$(150,961,949)	$11,360,512

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015		2014
Cash flows from operating activities
Net loss	$(9,641,741)		$(11,696,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Restricted stock expense	66,963		201,998
Depreciation	280,003		291,608
Loss on disposition of equipment	1,167		-
Option expense	661,369		840,303
Changes in:
Other current assets	429,620		394,746
Accounts payable	315,685		(324,156)
Accrued expenses	(157,964)		621,493
Deferred revenue	1,169,964		(964,209)
Other assets	29,205		128,992
Net cash used in operating activities	(6,845,729)		(10,506,111)

Cash flows from investing activities
Purchase of property & equipment	(69,944)		(149,187)
Net cash used in investing activities	(69,944)		(149,187)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	12,602,418		648,175
Cash generated from exercise of warrants	4,410		-
Cash paid for fractional shares	(5,028)		-
Net cash provided by financing activities	12,601,800		648,175

Net change in cash and cash equivalents	5,686,127		(10,007,123)
Cash and cash equivalents at beginning of period	9,906,373		23,644,542
Cash and cash equivalents at end of period	$15,592,500		$13,637,419
Cash paid for:
Interest	$50		$958
Income taxes		-	-

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

At our annual meeting on August 28, 2015, shareholders approved an amendment to the Company’s Restated Certificate of Formation to increase the number of authorized shares of common stock from 100 million to 150 million, and the amendment was effect as of September 9, 2015.

Reverse Stock Split.  On September 28, 2015, Opexa effected a one-for-eight reverse stock split of its common stock (the "1:8 Reverse Stock Split") which decreased the number of common shares issued and outstanding from approximately 54.3 million shares to approximately 6.8 million shares. The number of authorized shares of common stock and preferred stock remained the same following the 1:8 Reverse Stock Split.

Unless otherwise noted, impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include shares of common stock issued and outstanding, shares underlying warrants and stock options, shares reserved, exercise prices of warrants and options, and loss per share. There was no impact on preferred or common stock authorized resulting from the 1:8 Reverse Stock Split.

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

Opexa received an upfront payment of $5 million for granting the option.  Opexa recognized revenues from nonrefundable, up-front $5 million option fees related to the Merck Serono Agreement on a straight-line basis over the estimated option exercise period which coincides with the expected completion term of the Abili-T clinical trial in SPMS.  If the option is exercised, Merck Serono would pay the Company an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although the Company would retain an option to co-fund certain development in exchange for increased royalty rates. The Company would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.

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

As of September 30, 2015, Opexa had approximately $13.8 million in a savings account.  For the nine months ended September 30, 2015, the savings account recognized an average market yield of 0.1%.  Interest income of $6,359 was recognized for the nine months ended September 30, 2015 in the consolidated statements of operations.

Note 3.  Subscription Receivable

Subscription receivable consisted of net proceeds generated from the sale of common stock under the ATM Agreement. On September 30, 2015, Opexa sold an aggregate of 75,000 shares of common stock under the ATM Agreement at an average price per share of $3.2019 generating gross and net proceeds of $240,143 and $232,934. These sales settled in early October.

Note 4.  Other Current Assets

Other current assets consisted of the following at September 30, 2015 and December 31, 2014:

Description	September 30, 2015	December 31, 2014
Deferred offering costs	$15,224	$259,989
Prepaid expenses	314,099	498,954
	$329,323	$758,943

Prepaid expenses at September 30, 2015 and December 31, 2014 include advance payments totaling $93,549 and $131,289, respectively, made to vendors and consultants for the conduct of the Phase IIb clinical trial in SPMS.

Prepaid expenses at September 30, 2015 and December 31, 2014 also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2).  As of September 30, 2015 and December 31, 2014, the remaining costs of $38,938 in connection with the Merck Serono Agreement that are expected to be amortized over the upcoming 12-month period are capitalized and included in other current assets in the consolidated balance sheets. The remaining costs of $9,734 in connection with the Merck Serono Agreement that are expected to be amortized beyond the upcoming 12-month period are capitalized and included in other long term assets in the consolidated balance sheets (see Note 5).

Deferred offering costs at September 30, 2015 and December 31, 2014 include costs incurred from third parties in connection with the implementation of an at-the-market program (“ATM Agreement”) in March 2014 pursuant to which Opexa may sell shares of its common stock from time to time depending upon market demand through a sales agent in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933.  As of September 30, 2015, the remaining costs of $15,224 in connection with the implementation of the ATM Agreement remained capitalized and are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, the remaining capitalized costs are offset against the proceeds of such sales of shares of common stock.

Deferred offering costs at December 31, 2014 also included costs of $238,154 incurred from third parties in connection with the implementation of $1.5 million and $15.0 million purchase agreements in November 2012 pursuant to which Opexa had and has the right to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) up to $16.5 million in shares of its common stock, subject to certain conditions and limitations for a period of 30 months from the commencement date of the respective agreements.  The $1.5 million purchase agreement expired in June 2015, and the $15.0 million purchase agreement expired on November 1, 2015. The remaining costs were expensed in the quarter ended June 30, 2015.

Note 5.  Other Long Term Assets

Other long term assets at September 30, 2015 and December 31, 2014 include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2), amounting to $9,734 and $38,939, respectively, that are expected to be amortized beyond the upcoming 12-month period.

Note 6.  Equity

For the nine months ended September 30, 2015, equity related transactions were as follows:
•
Opexa recognized stock-based compensation expense of $33,213 related to vested shares of restricted common stock issued to certain members of Opexa’s management and non-employee directors on February 28, 2014.

•
On March 31, 2015, 2,557 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

•
On April 9, 2015, Opexa issued 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares upon the closing of a rights offering. Opexa raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units at a price of $4.40 per unit. Net proceeds were $12,095,210 after deduction of related fees and expenses, including dealer-manager fees, totaling $1,708,847.

•	In June 2015, Opexa issued 953 shares of common stock and received gross proceeds of $3,810 upon the exercise of Series M warrants to purchase 953 shares of common stock.
•
On June 30, 2015, 3,160 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

•	In July 2015, Opexa issued 150 shares of common stock and received gross proceeds of $600 upon the exercise of Series M warrants to purchase 150 shares of common stock.
•
On September 1, 2015, Opexa sold 113,636 shares of common stock for $4.40 per share and issued Series N warrants to purchase a like number of shares for gross and net proceeds of $499,999 upon the closing of tranche one of a private placement.  Opexa also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon Opexa’s achievement of certain milestones to further the clinical development of OPX-212, Opexa’s autologous T-cell immunotherapy being developed for the treatment of neuromyelitis optica.

•
On September 28, 2015, Opexa effected the 1:8 Reverse Stock Split. An aggregate of 1,365 shares of common stock were identified as fractional shares, and cash in the amount of $5,028 was paid in lieu of these fractional shares.

•
On September 30, 2015, 3,600 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

•
On September 30, 2015 Opexa sold an aggregate of 75,000 shares of common stock under the ATM agreement for gross and net proceed of $240,143 and $ 232,934 respectively. These sales settled and shares were issued in October 2015.

Note 7.  Stock-Based Compensation

Stock Options

The Board of Directors initially adopted the 2010 Stock Incentive Plan on September 2, 2010 for the granting of equity incentive awards to employees, directors and consultants of Opexa, and the Plan was initially approved by the Company’s shareholders on October 19, 2010. On September 25, 2013, the Board approved the Amended and Restated 2010 Stock Incentive Plan (“the 2010 Plan”), and the Company’s shareholders approved the amended 2010 Plan on November 8, 2013, in order to (i) increase the number of shares of common stock reserved for issuance by 375,000 shares and (ii) reset the number of stock-based awards issuable to a participant in any calendar year to align with the increase in the shares reserved. The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”).

The 2010 Plan reserves a maximum of 453,125 shares of common stock for issuance plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 64,152 shares. The 2010 Plan provides for the grant of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property. The Board of Directors or Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan.  As of September 30, 2015, options to purchase an aggregate of 418,248 shares were issued and outstanding under the 2004 Plan and the 2010 Plan, and 64,024 shares remained available for the grant of options under the 2010 Plan.

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the nine months ended September 30, 2015, Opexa recognized stock-based compensation expense of $661,369. Unamortized stock-based compensation expense as of September 30, 2015 amounted to $2,070,437.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	302,834	$23.34
Granted	135,430	5.22
Exercised	-	-
Forfeited and canceled	(20,016)	10.03
Outstanding at September 30, 2015	418,248	$18.11	7.9	$802
Exercisable at September 30, 2015	199,524	$26.37	6.9	$-

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

During the nine months ended September 30, 2015, time-based options to purchase an aggregate of 71,462 shares at exercise prices ranging from $3.04 to $6.56 were granted to employees.  These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $406,713 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.05% to 2.19%, (2) expected term of 6.25 years, (3) expected volatility range of 134.18% to 143.46% and (4) zero expected dividends.

During the nine months ended September 30, 2015, options to purchase 20,016 shares were forfeited and cancelled.

Opexa recognized stock based compensation expense of $483,660 and $668,266 for grants made to employees during the nine months ended September 30, 2015 and September 30, 2014 respectively.

Non-Employee Options:

During the nine months ended September 30, 2015, options to purchase an aggregate of 63,968 shares at an exercise price of $4.24 were granted to non-employee directors for service on Opexa’s Board.  Options to purchase an aggregate of 44,630 shares will expire on the earlier of 10 years or a change in control of Opexa, with 50% of the shares vesting immediately and 50% vesting on December 31, 2015.  Options to purchase an aggregate of 14,875 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on March 30, 2016.  An option to purchase 4,463 shares will expire on the earlier of 10 years or a change in control of Opexa, with vesting in four quarterly increments beginning on June 30, 2015.  Fair value of $214,844 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.95%, (2) expected term of 5.25 years, (3) expected volatility of 107.33% and (4) zero expected dividends.

Opexa recognized stock based compensation expense of $ 177,709 and $172,037 for grants made to non-employee directors during the nine months ended September 30, 2015 and September 30, 2014 respectively.

Restricted Stock

See Note 6 for a description of restricted stock awards made to non-employee directors under the 2010 Plan during the nine months ended September 30, 2015.

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	380,814	$29.92
Granted	3,311,128	4.16
Exercised	(1,103)	4.00
Forfeited and canceled	(27,885)	74.96
Outstanding at September 30, 2015	3,662,954	6.30	2.42	-
Exercisable at September 30, 2015	3,662,954	6.30	2.42	-

On April 9, 2015, the Company issued Series M warrants to purchase an aggregate of 3,137,305 shares of common stock upon the closing of a rights offering.  The Series M warrants entitle the holders to purchase common stock at an exercise price of (i) $4.00 per share from the date of issuance (April 9, 2015) through June 30, 2016 and (ii) $12.00 per share from July 1, 2016 through their expiration on April 9, 2018.  Pursuant to the anti-dilution provisions of certain of the Company’s outstanding warrants and as a result of the rights offering (i) the per share exercise prices of the Series A, J, K and L warrants were adjusted to $74.96, $8.24, $8.00 and $12.72, respectively, and (ii) Series L warrants to purchase an aggregate of an additional 60,187 shares of common stock were issued.  The Series A warrants expired on June 15, 2015.

 On September 1, 2015, the Company issued Series N warrants to purchase an aggregate of 113,636 shares of common stock at an exercise price of (i) $4.00 per share from the date of issuance through June 30, 2016 and (ii) $12.00 per share from July 1, 2016 through their expiration on April 9, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2015.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2014.

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

These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of Opexa’s product candidates, Tcelna (imilecleucel T) and OPX-212, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

•	market conditions;
•	our capital position;
•	our ability to compete with larger, better financed pharmaceutical and biotechnology companies;
•	new approaches to the treatment of our targeted diseases;
•	our expectation of incurring continued losses;
•	our uncertainty of developing a marketable product;
•	our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or OPX-212);
•	our ability to maintain compliance with NASDAQ listing standards;
•
the success of our clinical trials (including the Phase IIb trial for Tcelna in SPMS which, depending upon results, may determine whether Merck Serono elects to exercise its Option to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of multiple sclerosis (MS);

•	whether Merck Serono exercises its Option and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck Serono pursuant to the Option;
•	our dependence (if Merck Serono exercises its Option) on the resources and abilities of Merck Serono for the further development of Tcelna;
•	the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or secondary progressive MS, and the efficacy of OPX-212 for neuromyelitis optica (NMO);
•	our ability to develop and commercialize products;
•	our ability to obtain required regulatory approvals;
•	our compliance with all Food and Drug Administration regulations;
•	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and OPX-212);
•	the risk of litigation regarding our intellectual property rights or the rights of third parties;
•	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
•	our limited manufacturing capabilities;
•	our dependence on third-party manufacturers;
•	our ability to hire and retain skilled personnel;
•	our volatile stock price; and
•	other risks detailed in our filings with the SEC.

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

In addition to our ongoing clinical development of Tcelna, we are also in preclinical development of OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  NMO is an autoimmune disorder in which immune system cells and antibodies attack and destroy astrocytic/myelin cells in the optic nerves and the spinal cord leading to demyelination and loss of axons.  There are currently no FDA-approved therapies for NMO, other than to treat an attack while it is happening, to reduce symptoms and to prevent relapses.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTC), thereby reducing the frequency of clinical relapses and subsequent progression in disability.    See “—NMO – OPX-212” below for more information on our development plans for OPX-212 in NMO.

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

A scheduled Data Safety Monitoring Board meeting took place during the week of October 26, 2015, and a recommendation was made to continue the study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.

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

NMO – OPX-212

In addition to our ongoing clinical development of Tcelna, we are also developing OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO.  This program is currently in the preclinical development stage.  NMO is an autoimmune disorder in which immune system cells and antibodies attack astrocytes leading to the secondary destruction of nerve cells (axons) in the optic nerves and the spinal cord.  OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4 expressed by astrocytes, which is the targeted antigen in NMO.  In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack.  We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTC), thereby reducing the frequency of clinical relapses and subsequent progression in disability.

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

We expect to manufacture OPX-212 using ImmPath, our proprietary method for the production of an autologous T-cell product, which comprises the collection of a blood product from the NMO patient and the expansion of ARTC from the blood product.  Upon completion of the manufacturing process, ARTC are cryopreserved in dose-equivalents until required for use.  On demand, a dose-equivalent is thawed, formulated and attenuated by irradiation before being returned to the patient for subcutaneous injection, with the express purpose of inducing a regulatory immune response to reduce the frequency and/or function of pathogenic ARTC.

We initiated development activities for OPX-212, our drug development candidate for NMO, in 2014 and have achieved a number of regulatory and early development milestones to date, which include conducting a pre-Investigational New Drug application (pre-IND) meeting with the U.S. FDA.  We are continuing with preclinical development and IND enabling activities.  Assuming it advances to clinical development, we believe OPX-212 for NMO will qualify for Orphan drug designation, and we also expect to apply for Fast Track designation.

In November 2015, we announced that we had completed an animal study as part of our preclinical development activities to support OPX-212 in NMO. The results of this study show that T-cell immunotherapy with attenuated antigen-specific T-cells suppress the T-cell response to Aquaporin-4 (AQP4) in a dose-dependent manner, compared to vehicle control, as measured by reduction in both aquaporin-4 reactive T-cell (ARTC) proliferation and associated cytokine activity. The results were statistically significant.

As part of our preclinical development activities for OPX-212, we conducted a bioactivity study to demonstrate the ability of T-cell immunotherapy using attenuated T-cells to suppress a T-cell response to the NMO-associated autoantigen, AQP4. No animal model of NMO has been described that exhibits both endogenous T-cell dependent immunity and autoantibody production to AQP4 and that subsequently leads to the immunopathology and clinical symptoms observed in human NMO. To study the bio-activity of attenuated T-cells on AQP4 T-cell immunity, mice were pre-treated with attenuated antigen-specific T-cells and subsequently primed with AQP4 antigen.

In NMO, activated T-cells (ARTC) mount an attack against Aquaporin-4, the autoantigen in NMO, leading to secondary demyelination of nerve fibers within the optic nerves and the spinal cord, resulting in the clinical symptoms of the disease. Our therapeutic approach is to suppress or reduce the number of these activated ARTC in patients with NMO. The results of the preclinical animal study provide evidence that T-cell immunotherapy reduces the level of activated ARTC in a murine (mouse) model.

We believe part of the value of our T-cell platform comes from the ability to move relatively quickly and cost effectively into new autoimmune diseases.  We do not expect our ongoing preclinical development activities related to the NMO program to materially affect our cash burn through IND submission.  Assuming successful completion of the preclinical development activities and submission and acceptance of the IND by the FDA and/or CTA by Health Canada, we may thereafter advance into clinical development with a Phase 1/2 proof-of-concept study.  We believe that an IND submission followed by commencement of a phase 1/2 proof of concept study of OPX-212 in NMO may occur in the first half of 2016, assuming the availability of sufficient resources.

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto to fund our NMO program, including our planned Phase 1/2 proof-of-concept study, pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.

Subsequent tranches are based on the completion of the ongoing preclinical activities and subsequent submission of an IND for OPX-212 in NMO no later than February 15, 2016; the review and acceptance of the IND by the FDA no later than May 15, 2016; enrollment of the first patient in a planned Phase 1/2 proof-of-concept study no later than August 30, 2016; and enrollment of 30% of the patients in the same Phase 1/2 study no later than December 31, 2016. Each subsequent tranche will include the sale of common stock only (i.e., no additional warrants will be issued), with such shares priced at 90% of the 10-day volume weighted average price of Opexa’s common stock immediately preceding the occurrence of the related milestone.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2015 with the Three Months Ended September 30, 2014

Revenue.  Revenues of $726,291 and $307,686 for the three months ended September 30, 2015 and 2014, respectively, included $307,686 related to the $5 million payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the three months ended September 30, 2015 also include $418,605 related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $2,420,220 for the three months ended September 30, 2015, compared with $3,173,538 for the three months ended September 30, 2014. The decrease in expenses is primarily due to a decrease in the procurement and use of supplies for product manufacturing and development, a decrease in the investigator costs associated with the ongoing clinical trial of Tcelna in SPMS and lower intellectual property legal fees.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 were $1,023,848, compared with $917,335 for the three months ended September 30, 2014. The increase in expense is primarily due to an increase in legal costs and employee compensation and was partially offset by lower consultant expenses.

 Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2015 were $89,018, compared with $97,364 for the three months ended September 30, 2014. The decrease in expense is due to some assets being fully amortized which was partially offset by increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2014 and 2015.

Interest Income, net.   Interest income net of interest expense was $2,222 for the three months ended September 30, 2015, compared to $2,498 for the three months ended September 30, 2014.

Other Income.  Other Income was $11,760 for the three months ended September 30, 2015, compared to $0 in the three months ending September 30, 2014. This was primarily driven by a gain on the currency fluctuation between the U.S. dollar and the Canadian dollar relating to payments to the clinical sites located in Canada. Payments to these sites began in December 2014.

Net Loss. We had a net loss for the three months ended September 30, 2015 of approximately $2.8 million, or $0.42 loss per share (basic and diluted), compared with a net loss of approximately $3.9 million, or $1.11 loss per share (basic and diluted), for the three months ended September 30, 2014.  The decreased net loss for the quarter is primarily related to the increase in revenue due to the Merck Serono Amendment and a decrease in research and development expenses which were partially offset by the increase in general and administrative expenses.

Comparison of the Nine Months Ended September 30, 2015 with the Nine Months Ended September 30, 2014

Revenue.  Revenues of $1,830,036 and $964,209 for the nine months ended September 30, 2015 and 2014, respectively, included $923,059 and $964,209 related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the nine months ended September 30, 2015 also include $906,977 related to the $3 million payment from Merck Serono in connection with Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $7,853,076 for the nine months ended September 30, 2015, compared with $9,393,887 for the nine months ended September 30, 2014. The decrease in expenses is primarily due to a decrease in the investigator costs associated with the ongoing clinical trial of Tcelna in SPMS, a decrease in the procurement and use of supplies for product manufacturing and development as well as a decrease in the share-based compensation expense.  These were partially offset by increases in intellectual property legal fees and employee compensation expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2015 were 3,375,602, compared with $2,987,582 for the nine months ended September 30, 2014. The overall increase is due to the expensing of $238,154 of previously deferred costs related to financing agreements with Lincoln Park, increased employee compensation and legal fees.  These increases were partially offset by a reduction in share-based compensation and consultant expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2015 were $280,003, compared with $291,608 for the nine months ended September 30, 2014. The decrease in expense is due to some assets being fully amortized which was partially offset by increases in depreciation for laboratory, manufacturing and computer equipment acquired during 2014 and 2015.

Interest Income, net.  Interest income net of interest expense was $5,290 for the nine months ended September 30, 2015, compared to $11,982 for the nine months ended September 30, 2014.

Other Income.  Other Income was $31,614 for the nine months ended September 30, 2015, compared to $0 in the nine months ending September 30, 2014. This was primarily driven by a gain on the currency fluctuation between the U.S. dollar and the Canadian dollar relating to payments to the clinical sites located in Canada. Payments to these sites began in December 2014.

Net Loss. We had a net loss for the nine months ended September 30, 2015 of approximately $9.6 million, or $1.75 loss per share (basic and diluted), compared with a net loss of approximately $11.7 million or $3.38 loss per share (basic and diluted) for the nine months ended September 30, 2014. The decreased loss is primarily due to the increase in revenue from the Merck Serono Amendment and a decrease in research and development expenses, which was partially offset by the increase in general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities. As of September 30, 2015, we had cash and cash equivalents of approximately $15.6 million. On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.

In April 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of common stock and a warrant to purchase additional common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares. Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million.

On September 6, 2012, we entered into a Sales Agreement with Brinson Patrick Securities Corporation as sales agent, which was subsequently amended March 5, 2014 and assumed by Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) (the “ATM Agreement”), pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We have registered up to 312,500 shares for potential sale under the ATM Agreement.  From March 5, 2014 through September 30, 2015, we have generated gross and net proceeds including amortization of deferred financing costs of $914,269 and $874,498, respectively, under the ATM Agreement on sales of an aggregate of 139,802 shares of our common stock at average prices ranging from $3.20 to $13.47 per share.

Our operating cash burn rate during the nine months ended September 30, 2015 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.

Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study for OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2016. However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission.

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities into the fourth quarter of 2016. We expect top-line data for the Abili-T trial to be available in the second half of 2016, and thus believe we have sufficient resources to complete such trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015, we would need to raise additional capital or modify the Abili-T trial.  We believe that an IND submission followed by commencement of a phase 1/2 proof of concept study of OPX-212 in NMO may occur in the first half of 2016.  Assuming we are able to meet the associated milestones under the Stock Purchase Agreement entered into on September 1, 2015, we expect to receive up to an additional $4.5 million from the sale of common stock for the further development of OPX-212.  Although this amount would include funding for a phase 1/2 proof of concept study of OPX-212, such amount would not be sufficient to pay for the Company’s general operations during the pendency of such proof of concept study.  Accordingly, since the duration of such study if commenced in the first half of 2016 would extend beyond our current cash-out date, we would need to secure additional resources to support our operations during the course of such study, if initiated.  Moreover, we would need to secure additional resources to pay for the costs of any such study if we are unable to obtain funding under the September 1, 2015 Stock Purchase Agreement, including as a result of failing to meet the associated milestones.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program with Brinson Patrick and the September 1, 2015 Stock Purchase Agreement which may result in our sale of an additional $4.5 million in shares of common stock, subject to achievement of certain milestones to further the clinical development of OPX-212. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine months ended September 30, 2015, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

As of September 30, 2015, we had cash and cash equivalents of $15.6 million. On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212, as follows:

•
Tranche 2: $1,000,000 in shares of common stock, at a per share purchase price of 90% of the 10-day volume weighted average price of the common stock for the 10 trading days (the “10-day VWAP”) immediately preceding the Tranche 2 milestone, which is the submission to the FDA of a preclinical study package to support the filing of an IND application for OPX-212, so long as such submission occurs on or before February 15, 2016 or any later date agreed to by the purchasers.

•
Tranche 3: $1,500,000 in shares of common stock, at a per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 3 milestone, which is the acceptance of such IND by the FDA, so long as such acceptance occurs on or before the later of May 15, 2016 or three months following the Tranche 2 closing, or any later date agreed to by the purchasers.

•
Tranche 4: $1,000,000 in shares of common stock, at a per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 4 milestone, which is the enrollment of the first patient in a Phase 1/2 clinical study of OPX-212 in patients with NMO, so long as such enrollment occurs on or before the later of August 30, 2016 or five months following the Tranche 3 closing, or any later date agreed to by the purchasers.

•
Tranche 5: $1,000,000 in shares of common stock, at per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 5 milestone, which is the enrollment of patients representing at least 30% of the minimum targeted enrollment in such Phase 1/2 study, so long as such enrollment occurs on or before the later of December 31, 2016 or four months following the Tranche 4 closing, or any later date agreed to by the purchasers.

There can be no assurance that will we achieve each of these milestones.  If we do not achieve one or more of the above milestones, we will not receive the proceeds connected to a sale of shares for that tranche.  In addition to certain other termination rights as provided in the Stock Purchase Agreement, either we or the purchasers may unilaterally terminate the then remaining obligations to sell and purchase shares under one or more additional tranches upon notice if (i) we receive an aggregate of at least $20 million in gross proceeds from financing activities during the succeeding one-year period, (ii) a substantially equivalent Phase 1/2 clinical trial is initiated by a third party and such clinical trial is supported by the National Institutes of Health or its affiliated agencies or designees, or (iii) any person or group becomes the beneficial owner of more than 50% of our capital stock or upon sale of all or substantially all of our assets.  Additionally, any then remaining obligations we may have to sell, and of the purchasers to purchase, shares under one or more additional tranches are automatically terminated if the next potential issuance would entail an amount which, when aggregated with all prior issuances to the purchasers under the agreement plus the shares of common stock issued or issuable under the warrant, would exceed 1,328,020 shares of our common stock, subject to adjustment.  The obligation of the purchasers to purchase any additional shares is suspended if we do not have sufficient shares of common stock available in respect of the remaining purchase obligations, and the purchasers may terminate any then remaining obligations if there is an uncured material breach of the agreement by Opexa.

In April, 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of common stock and a warrant to purchase additional common stock.  The Rights Offering was completed on April 9, 2015.  We issued an aggregate of 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares.  Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million.

From March 5, 2014 through September 30, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $914,269 and $874,498, respectively, on sales of an aggregate of 139,802 shares of our common stock under an amendment to our ATM sales agreement pursuant to which Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.) became the new sales agent.

Our operating cash burn rate during the nine months ended September 30, 2015 was approximately $1.1 million per month.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  Costs associated with the ongoing Abili-T trial and the potential commencement of a Phase 1/2 proof-of-concept study of OPX-212 in NMO may result in an increase in our monthly operating cash burn in 2016. However, costs associated with our ongoing preclinical and manufacturing activities for OPX-212 should not materially affect our cash burn through IND submission.

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities into the fourth quarter of 2016. We expect top-line data for the Abili-T trial to be available in the second half of 2016, and thus believe we have sufficient resources to complete such trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015, we would need to raise additional capital or modify the Abili-T trial.  We believe that an IND submission followed by commencement of a phase 1/2 proof of concept study of OPX-212 in NMO may occur in the first half of 2016.  Assuming we are able to meet the associated milestones under the Stock Purchase Agreement entered into on September 1, 2015, we expect to receive up to an additional $4.5 million from the sale of common stock for the further development of OPX-212.  Although this amount would include funding for a phase 1/2 proof of concept study of OPX-212, such amount would not be sufficient to pay for the Company’s general operations during the pendency of such proof of concept study.  Accordingly, since the duration of such study if commenced in the first half of 2016 would extend beyond our current cash-out date, we would need to secure additional resources to support our operations during the course of such study, if initiated.  Moreover, we would need to secure additional resources to pay for the costs of any such study if we are unable to obtain funding under the September 1, 2015 Stock Purchase Agreement, including as a result of failing to meet the associated milestones.

Given our need for additional amounts of capital to support our current business plan, we intend to continue to explore potential opportunities and alternatives to obtain additional resources, including one or more additional financing transactions.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

If we are unable to obtain additional funding to support our current clinical trial activities and operations beyond the projected runway, we may not be able to complete the Phase 1/2 proof-of-concept study of OPX-212 in NMO or otherwise continue our operations as proposed, which may require us to suspend or terminate any ongoing clinical trials (including the Abili-T clinical study), modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program with Brinson Patrick and the September 1, 2015 Stock Purchase Agreement which may result in our sale of an additional $4.5 million in shares of common stock, subject to achievement of certain milestones to further the clinical development of OPX-212. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:
•	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
•	the accuracy of the assumptions underlying our estimates for capital needs in 2015 and beyond as well as for the clinical study of Tcelna and OPX-212;
•	scientific progress in our research and development programs;
•	the magnitude and scope of our research and development programs;
•	our progress with preclinical development and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
•	the number and type of product candidates that we pursue.

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

Funding from our ATM facility may be limited or be insufficient to fund our operations or to implement our strategy.

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

If Merck Serono exercises the Option, we would become reliant on Merck Serono’s resources and efforts with respect to Tcelna in MS.  In such an event, Merck Serono may fail to develop or effectively commercialize Tcelna for a variety of reasons, including that Merck Serono:
•	does not have sufficient resources or decides not to devote the necessary resources due to internal constraints such as limited cash or human resources;
•	decides to pursue a competitive potential product;
•	cannot obtain the necessary regulatory approvals;
•	determines that the market opportunity is not attractive; or
•	cannot manufacture or obtain the necessary materials in sufficient quantities from multiple sources or at a reasonable cost.

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

The commencement and completion of clinical trials, including the continuation and completion of the Phase IIb clinical trial of Tcelna in SPMS, may be delayed or prevented by several factors, including:
•	FDA or IRB objection to proposed protocols;
•	discussions or disagreement with the FDA over the adequacy of trial design to potentially demonstrate effectiveness, and subsequent design modifications;
•	unforeseen safety issues;
•	determination of dosing issues, epitope profiles, and related adjustments;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	product quality problems (e.g., sterility or purity);
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

Our clinical trials may be delayed, suspended or terminated if:
•	any third party upon whom we rely does not successfully carry out its contractual duties or regulatory obligations or meet expected deadlines;
•	licenses needed from third parties for manufacturing in order to conduct Phase III trials or to conduct commercial manufacturing, if applicable, are not obtained;
•	any such third party needs to be replaced; or
•	the quality or accuracy of the data obtained by the third party is compromised due to its failure to adhere to clinical protocols or regulatory requirements or for other reasons.

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

Even if a product candidate, such as Tcelna, is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth, will depend on a number of factors, including:

•	demonstration of efficacy;
•	relative convenience and ease of administration;
•	the prevalence and severity of any adverse side effects;
•	availability and cost of alternative treatments, including cheaper generic drugs;
•	pricing and cost effectiveness, which may be subject to regulatory control;
•	effectiveness of sales and marketing strategies for the product and competition for such product;
•	the product labeling or product insert required by the FDA or regulatory authority in other countries; and
•	the availability of adequate third-party insurance coverage or reimbursement.

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

We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share and a minimum stockholders’ equity of $2.5 million), as well as certain corporate governance standards, to maintain the listing of our common stock on the NASDAQ Capital Market.  We received a staff deficiency letter in December 2014 indicating that our common stock failed to comply with the minimum bid price requirement because it traded below the $1.00 minimum closing bid price for 30 consecutive trading days, and after an initial and an extended grace period, and implementation of a one-for-eight reverse stock split of our common stock on September 28, 2015, we regained compliance with the $1.00 minimum closing bid price listing standard and NASDAQ notified us that the matter was closed on October 14, 2015. However, there is no assurance that the closing bid price of our common stock will continue to stay above the minimum continued listing standard.

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

From March 5, 2014 through September 30, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $914,269 and $874,498, respectively, on sales of an aggregate of 139,802 shares of our common stock under the new ATM Agreement. In April 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of common stock and a Series M warrant to purchase additional common stock. The Rights Offering was completed on April 9, 2015. We issued an aggregate of 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares. Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million. On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  We also granted the purchasers certain registration rights with respect to the securities sold in the September 1, 2015 private placement transaction.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 6,864,340 shares of common stock were outstanding as of September 30, 2015.  As of such date, another (i) 418,248 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,662,954 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  Depending upon the accuracy of our projections we may need to raise additional capital in order to complete a Phase 1/2 proof-of-concept study of OPX-212 in NMO, or to pursue additional disease indications for our T-cell technology, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

Our charter allows us to issue up to 150,000,000 shares of our common stock and to issue and designate the rights of, without shareholder approval, up to 10,000,000 shares of preferred stock.  In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our shareholders could result.  We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders.  The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash (i) to continue funding the ongoing Abili-T clinical study of Tcelna in patients with SPMS, and (ii) to continue preclinical and manufacturing activities for OPX-212 in patients with NMO, and if such activities are successful, to file an IND application with the FDA to initiate a Phase 1/2 proof-of-concept study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available in the second half of 2016.  While we believe we have sufficient resources to complete the trial and support our operations during the pendency of the trial, if our projections prove to be inaccurate or we encounter additional costs to complete the trial or to sustain our operations, we may need to raise additional capital or modify either the Abili-T or planned OPX-212 clinical study or our current business plan.

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

The Series M warrants issued in April 2015 in connection with the Rights Offering will expire on April 9, 2018.  The warrants entitle the holders to purchase shares of common stock at an exercise price of (i) $4.00 per share from the date of issuance through

June 30, 2016 and (ii) $12.00 per share from July 1, 2016 through their expiration three years from the date of issuance.  There can be no assurance that the market price of our common stock will exceed the exercise price of the warrants at any or all times prior to their expiration. Any warrants not exercised by their expiration date will expire worthless and we will be under no further obligation to the warrant holder.

The Series M warrants issued in connection with the Rights Offering may be redeemed on short notice. This may have an adverse impact on their price.

We may redeem the Series M warrants issued in the Rights Offering for $0.01 per warrant once the closing price of our common stock has equaled or exceeded $20.00 per share, subject to adjustment, for 10 consecutive trading days.  If we give notice of redemption, holders will be forced to sell or exercise their warrants or accept the redemption price.  The notice of redemption could come at a time when it is not advisable or possible to exercise the warrants.  As a result, holders would be unable to benefit from owning the warrants being redeemed.

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

Item 6.	Exhibits
Exhibit No.	Description
3.1*	Certificate of Amendment to the Restated Certificate of Formation of Opexa Therapeutics, Inc., effective as of September 9, 2015.

3.2
Certificate of Amendment to the Restated Certificate of Formation of Opexa Therapeutics, Inc., effective as of September 28, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

4.1	Form of Series N Warrant issued on September 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015).

10.1
Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: November 10, 2015	By:	/s/ Neil K. Warma
Neil K. Warma President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2015	By:	/s/ Karthik Radhakrishnan
Karthik Radhakrishnan Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Amendment to the Restated Certificate of Formation of Opexa Therapeutics, Inc., effective as of September 9, 2015.

3.2
Certificate of Amendment to the Restated Certificate of Formation of Opexa Therapeutics, Inc., effective as of September 28, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

4.1	Form of Series N Warrant issued on September 1, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015).

10.1
Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated September 1, 2015. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015).

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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*	Filed herewith.