Form 10-K
period 2015-12-31
Opexa Therapeutics, Inc.
filed 2016-03-15
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 based upon the closing price as of such date was $22,589,234.

As of March 10, 2016, 6,986,971 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

At the onset of MS, approximately 85% of MS patients have RRMS. Without disease-modifying medication, one-half of these RRMS patients will develop steadily progressive disease, SPMS, within 10 years, increasing to 90% within 25 years of MS diagnosis.  The MS drug market was forecasted to reach as much as $16 billion in 2015.

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

A scheduled Data Safety Monitoring Board (DSMB) meeting took place during the week of February 22, 2016, and a recommendation was made to continue the study.  The DSMB also stated that because dosing has been completed and no concerns over safety had been noted to date, no further DSMB meetings would be required for the Abili-T study.

The final dose for the last patient enrolled in the Abili-T study was completed during the week of February 22, 2016.  We expect top-line data for the Abili-T trial to be available early in the fourth quarter of 2016.

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

On March 9, 2015, we entered into a First Amendment of Option and License Agreement with Merck Serono to amend the Merck Serono Agreement (the “Merck Serono Amendment”).  We received a payment of $3 million in consideration for the following:

●
Creating a detailed plan for potential Phase III development of Tcelna (the “Pre-Phase III Plan”), including documenting all of the activities necessary for laboratory facilities both in the U.S. and Europe to reach operational readiness by the end of December 2016. The Joint Steering Committee (“JSC”) established pursuant to the Merck Serono Agreement will be responsible for reviewing, approving and ultimately overseeing our completion of the Pre-Phase III Plan.  In the event the JSC has not approved the Pre-Phase III Plan prior to the end of the period in the Merck Serono Agreement within which Merck Serono may exercise its option, such period will be extended for 60 days following approval of the Pre-Phase III Plan by the JSC.

●
Providing Merck Serono with updates and analysis on a blinded basis, grouped in patient batches according to our analysis timetable, on the progress of our immune monitoring program being conducted in conjunction with our ongoing Abili-T clinical trial.

Tcelna Manufacturing

We manufacture Tcelna in our own current Good Manufacturing Practice (cGMP) facility. Tcelna is a personalized autologous immunotherapy that is not only manufactured for every individual subject but also is tailored to match each subject’s evolving disease profile as defined by T-cell profiling against myelin antigens. In preparing Tcelna, the subject is pre-screened with our proprietary Epitope Profiling Assay (EPA) for immunodominant anti-myelin T-cell responses against specific peptides by assaying peripheral blood mononuclear cell (PBMC) reactivity against 109 peptides tested in pools of six derived from MBP, MOG and PLP. The EPA takes approximately 14 days to conduct and report data. The MRTC lines to each pool are expanded to therapeutic levels, mixed and cryopreserved until time for final formulation.  The manufacturing and quality control process spans approximately 35 days.  Prior to injection, the MRTCs are thawed, formulated and attenuated (by irradiation) to render them unable to replicate but viable for therapy.  These attenuated T-cells are administered in a defined schedule of five subcutaneous injections. Patients are treated with a new, personalized treatment series (five subcutaneous injections) each year based on their altered disease profile, or epitope shift, and the re-manufacture of a new Tcelna product representing the emerging immunodominant T-cell response to myelin.

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

Tcelna Safety and Tolerability

We believe that Tcelna treatment selectively targets and depletes and/or down-regulates the pathogenic T-cell population. It is not a general immune suppressant and, accordingly, it is not associated with the serious side effects seen by those MS treatments that function by systemically suppressing the immune system. In previously conducted clinical trials, there have been no SAEs associated with Tcelna treatment. We believe that this favorable safety profile may be an important advantage as patient compliance represents a significant challenge due to serious side effects associated with various MS treatments currently available and in development.

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

Although we have previously indicated that an IND submission to the FDA and/or a CTA submission to Health Canada followed by commencement of a phase 1/2 proof of concept study of OPX-212 in NMO (assuming acceptance of such IND and/or CTA) may occur in the first half of 2016 assuming the availability of sufficient resources, we are currently uncertain with respect to both the pace of our ongoing preclinical development and manufacturing activities for OPX-212 in NMO as well as the potential outcome of such activities.  OPX-212 in NMO remains an active preclinical program for Opexa, and we continue to believe that progress in this program is reasonably possible.  However, we have been confronted with challenges in the development of OPX-212 in NMO, including with respect to the manufacture of OPX-212.  For example, it has taken us longer than we expected to manufacture certain of the peptides associated with NMO due to their hydrophobic nature.  We currently do not expect to provide further guidance in the foreseeable future on any timetable with respect to our development of OPX-212 in NMO, but instead to report substantive milestones only when and if they occur.

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto to fund our NMO program, pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  On March 14, 2016, we entered into an amendment to the Stock Purchase Agreement to extend the timeframes for achieving the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued to the purchasers as part of the Stock Purchase Agreement was extended from April 9, 2018 to October 9, 2018.  As amended, subsequent tranches are based on the completion of the ongoing preclinical development and manufacturing activities and subsequent submission of an IND for OPX-212 in NMO no later than August 15, 2016; the review and acceptance of the IND by the FDA no later than November 15, 2016; enrollment of the first patient in a potential Phase 1/2 proof-of-concept study no later than February 28, 2017; and enrollment of 30% of the patients in such Phase 1/2 study no later than June 30, 2017. Each subsequent tranche will include the sale of common stock only (i.e., no additional warrants will be issued), with such shares priced at 90% of the 10-day volume weighted average price of Opexa’s common stock immediately preceding the occurrence of the related milestone.

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

The initial T-cell technology on which Tcelna is based was originally discovered by researchers at Baylor College of Medicine in Houston, Texas. Baylor granted Opexa an exclusive, worldwide right and license to commercially exploit such technology, which includes rights to patents held by Baylor. Opexa has since expanded the development of technology related to Tcelna and T-cell technology.  Currently, Opexa holds or has been licensed approximately 160 issued patents (inclusive of United States and international jurisdictions), including patents held by Opexa with respect to the specificity and veracity of antigens that have been discovered.  Opexa also possesses substantial proprietary know-how surrounding the Tcelna development and manufacturing processes that is maintained as a trade secret.  Consequently, we consider barriers to entry, relative to Tcelna for the treatment of MS, to be high.

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

Competition

The development of therapeutic agents for human disease is intensely competitive. Major pharmaceutical companies currently offer a number of pharmaceutical products to treat MS and other diseases for which our technologies may be applicable. Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system. We expect competition to increase. We believe that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. Smaller companies may also be significant competitors, particularly through collaborative arrangements with large pharmaceutical or biotechnology companies. Some of our primary competitors in the current treatment of, and in the development of treatments for, MS include Biogen-Idec, Roche Holdings AG, Elan, Merck-Serono (which is an affiliate of the entity that holds the Option), Teva, Bayer/Schering AG and Novartis.  Some of our primary competitors in the development of treatments for NMO include Alexion, Biogen-Idec, Chugai Pharmaceuticals, Roche Holdings AG and Astra Zeneca.

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

Research and Development

Research and development expenses for the year ended December 31, 2015 were approximately $10.0 million, mainly reflecting the costs of the operation of the Abili-T clinical trial for Tcelna in patients with SPMS.  Research and development expenses for the year ended December 31, 2014 were approximately $12.1 million, mainly reflecting the costs of the operation of the Abili-T clinical trial for Tcelna in patients with SPMS.

Organizational History

We have a limited operating history. Our predecessor company for financial reporting purposes was formed on January 22, 2003 to acquire rights to an adult stem cell technology. In November 2004, we acquired Opexa Pharmaceuticals, Inc. and its MS treatment technology. Currently, we remain focused on developing our T-cell technology for MS and NMO. To date, we have not generated any commercial revenues from operations.  As we continue to execute our business plan, we expect our development and operating expenses to increase.

Employees

As of March 10, 2016, we had 26 full-time employees. On March 2, 2016, we announced implementation of a restructuring initiative which included a reduction of approximately 30% of our then full-time workforce of 36 employees in order to reduce operating expenses and conserve cash resources.  The restructuring initiative was driven by reduced operational demands associated with the Abili-T clinical trial for Tcelna in patients with SPMS following administration of the final dose to the last patient in such trial, which occurred in the last week of February 2016.  It is intended to allow us to focus our resources on completion of the Abili-T clinical trial, for which top-line data is expected early in the fourth quarter of 2016.  We believe that our relations with our employees are good. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Investing in our securities involves a high degree of risk.  You should consider the following risk factors, as well as other information contained or incorporated by reference in this report, before deciding to invest in our securities.  The following factors affect our business, our intellectual property, the industry in which we operate and our securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or which we consider immaterial as of the date hereof may also have an adverse effect on our business.  If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected, the market price of our securities could decline and you could lose all or part of your investment in our securities.

Risks Related to Our Business

We will be required to raise additional capital, and our ability to obtain funding is uncertain. If sufficient capital is not available, we may not be able to continue our operations as proposed (including any potential study for OPX-212 in NMO and any Phase III studies of Tcelna without Merck Serono’s financial support), which may require us to modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of December 31, 2015, we had cash and cash equivalents of $12.6 million.  Our operating cash burn rate during the 12 months ended December 31, 2015 was approximately $1.1 million per month.

On March 2, 2016, we announced implementation of a restructuring initiative which included a reduction of approximately 30% of our then full-time workforce of 36 employees in order to reduce operating expenses and conserve cash resources.  The restructuring initiative was driven by reduced operational demands associated with the Abili-T clinical trial for Tcelna in patients with SPMS following administration of the final dose to the last patient in such trial, which occurred in the last week of February 2016.  It is intended to allow us to focus our resources on completion of the Abili-T clinical trial, for which top-line data is expected early in the fourth quarter of 2016.

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development and manufacturing activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities into the first quarter of 2017. We expect top-line data for the Abili-T trial to be available early in the fourth quarter of 2016, and thus believe we have sufficient resources to complete the trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015 as described below, we would need to raise additional capital to complete the Abili-T trial.

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  On March 14, 2016, we entered into an amendment to the Stock Purchase Agreement to extend the timeframes for achieving the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued to the purchasers as part of the Stock Purchase Agreement was extended from April 9, 2018 to October 9, 2018.  As amended, the milestones for the subsequent tranches are as follows:

●
Tranche 2: $1,000,000 in shares of common stock, at a per share purchase price of 90% of the 10-day volume weighted average price of the common stock for the 10 trading days (the “10-day VWAP”) immediately preceding the Tranche 2 milestone, which is the submission to the FDA of a preclinical study package to support the filing of an IND application for OPX-212, so long as such submission occurs on or before August 15, 2016 or any later date agreed to by the purchasers.

●
Tranche 3: $1,500,000 in shares of common stock, at a per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 3 milestone, which is the acceptance of such IND by the FDA, so long as such acceptance occurs on or before the later of November 15, 2016 or three months following the Tranche 2 closing, or any later date agreed to by the purchasers.

●
Tranche 4: $1,000,000 in shares of common stock, at a per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 4 milestone, which is the enrollment of the first patient in a Phase 1/2 clinical study of OPX-212 in patients with NMO, so long as such enrollment occurs on or before the later of February 28, 2017 or five months following the Tranche 3 closing, or any later date agreed to by the purchasers.

●
Tranche 5: $1,000,000 in shares of common stock, at per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 5 milestone, which is the enrollment of patients representing at least 30% of the minimum targeted enrollment in such Phase 1/2 study, so long as such enrollment occurs on or before the later of June 30, 2017 or four months following the Tranche 4 closing, or any later date agreed to by the purchasers.

There can be no assurance that will we achieve each of these milestones.  Although we have previously indicated that an IND submission to the FDA and/or a CTA submission to Health Canada followed by commencement of a phase 1/2 proof of concept study of OPX-212 in NMO (assuming acceptance of such IND and/or CTA) may occur in the first half of 2016 assuming the availability of sufficient resources, we are currently uncertain with respect to both the pace of our ongoing preclinical development and manufacturing activities for OPX-212 in NMO as well as the potential outcome of such activities.  OPX-212 in NMO remains an active preclinical program for Opexa, and we continue to believe that progress in this program is reasonably possible.  However, we have been confronted with challenges in the development of OPX-212 in NMO, including with respect to the manufacture of OPX-212.  For example, it has taken us longer than we expected to manufacture certain of the peptides associated with NMO due to their hydrophobic nature.  We currently do not expect to provide further guidance in the foreseeable future on any timetable with respect to our development of OPX-212 in NMO, but instead to report substantive milestones only when and if they occur.  While the additional proceeds anticipated to be received from the sale of the additional securities under the Stock Purchase Agreement, as amended, are anticipated to provide sufficient funding for a potential Phase 1/2 proof of concept study, assuming an IND is filed with and accepted by the FDA and that the applicable milestones under the Stock Purchase Agreement are achieved and/or such funding is otherwise available, such amounts would not be sufficient to pay our general operations during the pendency of such proof of concept study.  Depending upon the specific timing for any such study, we may need to secure additional resources to support our operations during the course of such study.  We may also need to secure additional resources to pay for the costs of any such study if we are unable to obtain funding under the Stock Purchase Agreement, as amended, including as a result of failing to meet the associated milestones.

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

If we are unable to obtain additional funding to support our current clinical trial activities and operations beyond the projected runway, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing clinical trials (including the Abili-T clinical study) or any other development activities (such as our preclinical development and manufacturing activities for OPX-212 in NMO), modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program and the September 1, 2015 Stock Purchase Agreement, as amended, which may result in our sale of an additional $4.5 million in shares of common stock, subject to achievement of certain milestones to further the clinical development of OPX-212. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

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

We will need to keep current our shelf registration statement and the offering prospectus relating to our at-the-market (ATM) sales agreement with Brinson Patrick (now a division of IFS Securities, Inc.) in order to use the program to sell shares of our common stock. The number of shares and price at which we may be able to sell shares under our ATM facility may be limited due to market conditions and other factors beyond our control.

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

If Merck Serono exercises the Option, we would become reliant on Merck Serono’s resources and efforts with respect to Tcelna in MS, including the pace at which it moves forward with commencement of any Phase III study.  In such an event, Merck Serono may fail to develop or effectively commercialize Tcelna for a variety of reasons, including that Merck Serono:

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted. The clinical trial process is also time-consuming. We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study. We expect top-line data for Tcelna to be available early in the fourth quarter of 2016. In addition, we anticipate that at least a pivotal Phase III clinical trial would be necessary before an application could be submitted for approval of Tcelna for SPMS. Failure can occur at any stage of the trials, and problems could be encountered that would cause us or Merck Serono (in the event the Option is exercised) to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and last year, we announced the initiation of NMO as the second disease we are pursuing. As a platform technology, there exists the potential to address other autoimmune diseases with the technology. Early development activities including preclinical development and manufacturing activities have been initiated in OPX-212. The work in NMO is modest compared to the effort that has been committed to the lead MS indication. Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization. The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates. We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do. We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

We are dependent upon our management team and a small number of employees, and our recent restructuring initiative may cause disruption or not achieve the savings anticipated.

Our business strategy is dependent upon the skills and knowledge of our management team. If any critical employee leaves, we may be unable on a timely basis to hire suitable replacements to operate our business effectively. We also operate with a very small number of employees and thus have little or no backup capability for their activities. The loss of the services of any member of our management team or the loss of just a few other employees could have a material adverse effect on our business and results of operations.  On March 2, 2016, we announced implementation of a restructuring initiative which included a reduction of approximately 30% of our then full-time workforce of 36 employees, including our chief financial officer, in order to reduce operating expenses and conserve cash resources.  The restructuring initiative was driven by reduced operational demands associated with the Abili-T clinical trial for Tcelna in patients with SPMS following administration of the final dose to the last patient in such trial, which occurred in the last week of February 2016.  It is intended to allow us to focus our resources on completion of the Abili-T clinical trial, for which top-line data is expected early in the fourth quarter of 2016.  However, the restructuring initiative may cause disruption to our business operations, and we may not be able to effectively realize the savings anticipated by the restructuring initiative and reduction-in-force.  Additionally, there may be future possible changes in our workforce, including as a result of changes that may occur in our operations or operating plan, or other reasons or events.  There may also be possible changes in the amount of charges and cash payments associated with the workforce reduction which occurred on March 2, 2016 or the retention plan we initiated for our continuing non-management employees as of that date, including the possibility that we may incur unanticipated charges or make cash payments that are not currently contemplated.

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

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies. We believe our facility should have the capacity to support full clinical development of Tcelna in North American trials for SPMS and, if applicable, a potential Phase 1/2 proof-of-concept study of OPX-212 in NMO. It is not sufficient, however, to support clinical trials outside North America including Europe and Asia, if required, or the commercial launch of Tcelna or any other product candidate. In this case, we would need to expand our manufacturing staff and facility, obtain a new facility, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to Merck Serono (in the event the Option is exercised) to address manufacturing requirements.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any product candidate such as Tcelna, if approved. Provisions of the ACA relevant to the pharmaceutical industry include the following: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; new requirements under the federal Open Payments program and its implementing regulations; and expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance.  In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

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

From March 5, 2014 through December 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $1,397,902 and $1,335,001, respectively, on sales of an aggregate 254,308 shares of our common stock under our at-the-market facility.  In April 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of common stock and a Series M warrant to purchase additional common stock. The Rights Offering was completed on April 9, 2015. We issued an aggregate of 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares. Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million. On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  We also granted the purchasers certain registration rights with respect to the securities sold in the September 1, 2015 private placement transaction.  This Stock Purchase Agreement was amended on March 14, 2016 to extend by six months the timeframes for achieving the milestones relating to funding under subsequent tranches and to extend by six months the expiration date for the Series N warrants issued to the purchasers.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 6,982,909 shares of common stock were outstanding as of December 31, 2015.  As of such date, another (i) 417,404 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,662,954 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  We may need to raise additional capital in order to initiate or complete additional development activities for OPX-212 in NMO, or to pursue additional disease indications for our T-cell technology, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash (i) to continue funding the ongoing Abili-T clinical study of Tcelna in patients with SPMS, and (ii) to continue preclinical and manufacturing activities for OPX-212 in patients with NMO, and if such activities are successful, to file an IND application with the FDA to initiate a Phase 1/2 proof-of-concept study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available early in the fourth quarter of 2016.  While we believe we have sufficient resources to complete the trial and support our operations during the pendency of the trial, if our projections prove to be inaccurate or we encounter additional costs to complete the trial or to sustain our operations, we may need to raise additional capital or modify either the Abili-T clinical study, our development of OPX-212 in NMO, or other aspects of our current business plan.

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

As of December 31, 2015, we had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $70 million. These NOLs are generally carried forward to reduce taxable income in future years.  If unused, the NOLs will begin to expire December 31, 2025.  However, our ability to utilize the NOLs is subject to the rules under Section 382 of the Internal Revenue code.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the testing period (generally three years).  In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of our stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. As a result of our numerous capital raises, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether we may have undergone an ownership change in the past or will undergo one as a result of the recently completed Rights Offering. Even if the Rights Offering does not cause an ownership change, it may increase the likelihood that we may undergo an ownership change in the future. Based on our recent stock prices, we believe any ownership change would severely limit our ability to utilize the NOLs. Limitations imposed on our ability to utilize NOL carryforward amounts could cause U.S. federal income taxes to be paid earlier than if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to us. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforward amounts before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOL carryforward amounts.  Presently, impairment tests have not been conducted to verify NOL preservation.  Accordingly, no assurance can be given that our NOLs will be fully available.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our 10,200 square foot facility is located on three acres at 2635 Technology Forest Boulevard in The Woodlands, Texas. This location provides space for research and development and manufacturing capacity for clinical trials; a specialized Flow Cytometry and Microscopy lab; support of clinical trials with 800 square feet of cGMP manufacturing suites; Quality Systems management with a Quality Control Laboratory, Regulatory Affairs, and Quality Assurance; as well as administrative support space. Approximately 2,500 square feet of space remains available for future build-out. We lease the facility for a term ending in September 2020 with two options for an additional five years each at the then prevailing market rate.

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

The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ.  [Note:  we implemented a one-for-eight reverse split of our common stock on September 28, 2015, and all sales prices in the table below have been adjusted to reflect the reverse split.]

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$17.60	$13.12
Second Quarter	15.44	10.08
Third Quarter	13.68	6.80
Fourth Quarter	8.56	5.60

Fiscal Year Ended December 31, 2015
First Quarter	$8.64	$4.24
Second Quarter	5.84	2.64
Third Quarter	4.24	2.33
Fourth Quarter	5.10	2.75

As of March 10, 2016, there were approximately 216 registered holders of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, with respect to our compensation plans under which common stock is authorized for issuance, which consist of our 2010 Stock Incentive Plan and its predecessor, our June 2004 Compensatory Stock Option Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Compensation Plans Approved by Stockholders	417,404	$18.04	60,810
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	417,404	$18.04	60,810

Refer to Note 11 “Options and Warrants” in the Notes to our financial statements for the fiscal year ended December 31, 2015, included elsewhere in the annual report for a description of our 2010 Stock Incentive Plan and 2004 Compensatory Stock Option Plan.

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

Revenue Recognition.   We adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

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

Results of Operations

Comparison of Year Ended December 31, 2015 with the Year Ended December 31, 2014

Net Sales. Revenues related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement and the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition) was $2,556,329 for the year ended December 31, 2015, compared to $1,271,895 for the year ended December 31, 2014.  We recorded no commercial revenues for the years ended December 31, 2015 and December 31, 2014.  The increase in 2015 is primarily due to the revenue recognized in relation to the $3 million payment made in March 2015 upon execution of the Merck Serono Amendment.

Research and Development Expenses. Research and development expenses were $10,039,496 for the year ended December 31, 2015, compared to $12,118,629 for the year ended December 31, 2014.  The decrease in expenses were primarily due to decreases in the need for supplies used both in our research and clinical trial product manufacturing operations and decreased clinical investigator costs associated with a decreased number of patients in the Abili-T clinical study.  We have made and expect to continue to make substantial investments in research and development in order to develop and market our technology. We expense research and development costs as incurred. Acquired research and development that has no alternative future use is expensed when acquired. Property and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. Our general and administrative expenses were $4,258,147 for the year ended December 31, 2015, compared to $3,833,370 for the year ended December 31, 2014. The increase in expense is due to an increase in staff compensation expenses, higher professional service fees and higher insurance premiums.  These increases were partially offset by lower stock option expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $351,403 for the year ended December 31, 2015, compared to $387,779 for the year ended December 31, 2014. The decrease in depreciation is mainly due to laboratory equipment, software and leasehold improvements becoming fully depreciated. There were also fewer fixed asset additions in 2015 compared to the previous year.

Interest Expense. Interest expense was $2,315 for the year ended December 31, 2015, compared to $1,983 for the year ended December 31, 2014. Interest expense is primarily related to the financing of insurance premiums.

Interest Income. Interest income was $8,226 for the year ended December 31, 2015, compared to $15,456 for the year ended December 31, 2014, and related to the cash balances in our savings facility.

Net Loss. We had a net loss for the year ended December 31, 2015 of $12,019,278, or $2.05 per share (basic and diluted), compared with a net loss of $15,052,263, or $4.33 per share (basic and diluted), for the year ended December 31, 2014.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities.  As of December 31, 2015, we had cash and cash equivalents of approximately $12.6 million. Our operating cash burn rate during the 12 months ended December 31, 2015 was approximately $1.1 million per month.

On March 2, 2016, we announced implementation of a restructuring initiative which included a reduction of approximately 30% of our then full-time workforce of 36 employees in order to reduce operating expenses and conserve cash resources.  The restructuring initiative was driven by reduced operational demands associated with the Abili-T clinical trial for Tcelna in patients with SPMS following administration of the final dose to the last patient in such trial, which occurred in the last week of February 2016.  It is intended to allow us to focus our resources on completion of the Abili-T clinical trial, for which top-line data is expected early in the fourth quarter of 2016.

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development and manufacturing activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities into the first quarter of 2017. We expect top-line data for the Abili-T trial to be available early in the fourth quarter of 2016, and thus believe we have sufficient resources to complete the trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015 described below, we would need to raise additional capital to complete the Abili-T trial.

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

From March 5, 2014 through December 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $1,397,902 and $1,335,001, respectively, on sales of an aggregate 254,308 shares of our common stock under our at-the-market sales agreement.

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  The Stock Purchase Agreement was subsequently amended on March 14, 2016 to extend by six months the original dates for the achievement of milestones relating to the subsequent tranches and to extend by six months the expiration date of the Series N warrants issued to the purchasers.

While the additional proceeds anticipated to be received from the sale of the additional securities under the September 1, 2015 Stock Purchase Agreement, as amended, are anticipated to provide sufficient funding for a potential Phase 1/2 proof of concept study, assuming an IND is filed with and accepted by the FDA and that the applicable milestones under the Stock Purchase Agreement are achieved and/or such funding is otherwise available, such amounts would not be sufficient to pay our general operations during the pendency of such proof of concept study.  Depending upon the specific timing for any such study, we may need to secure additional resources to support our operations during the course of such study.  We may also need to secure additional resources to pay for the costs of any such study if we are unable to obtain funding under the Stock Purchase Agreement, as amended, including as a result of failing to meet the associated milestones.

On September 6, 2012, we entered into a Sales Agreement with Brinson Patrick Securities Corporation as sales agent, which was subsequently amended March 5, 2014 and assumed by Meyers Associates, L.P. (doing business at the time as Brinson Patrick, a division of Meyers Associates, L.P.), pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  Brinson Patrick is now a division of IFS Securities, Inc.  We previously registered up to 312,500 shares for potential sale under the ATM facility, and 58,191 registered shares remain available for future sale.  From March 5, 2014 through December 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $1,397,902 and $1,335,001, respectively, on sales of an aggregate 254,308 shares of our common stock at average prices ranging from $3.20 to $13.47 per share. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

Given our need for additional amounts of capital to support our current business plan, we intend to continue to explore potential opportunities and alternatives to obtain additional resources, including one or more additional financing transactions.  There can be no assurance that any such financings or potential opportunities and alternatives can be consummated on acceptable terms, if at all.

If we are unable to obtain additional funding to support our current clinical trial activities and operations beyond the projected runway, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing clinical trials (including the Abili-T clinical study) or any other development activities (such as our preclinical development and manufacturing activities for OPX-212 in NMO), modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, our shareholders may lose a portion or even all of their investment.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program and the September 1, 2015 Stock Purchase Agreement, as amended, which may result in our sale of an additional $4.5 million in shares of common stock, subject to achievement of certain milestones to further the clinical development of OPX-212. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended December 31, 2015 and 2014, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

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

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board.  Our current executive officers are as follows:

Name	Age	Position
Neil K. Warma	53	President, Chief Executive Officer, Acting Chief Financial Officer and Director
Don Healey, Ph.D.	54	Chief Scientific Officer
Donna R. Rill	62	Chief Development Officer

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

Don Healey, Ph.D has served as our Chief Scientific Officer since April 2013.  Dr. Healey has over 25 years of experience in cellular immunology and immune regulation in both academic and biotech environments.  Prior to joining Opexa in April 2010, Dr. Healey was Director of Immunology for Argos Therapeutics from 2003 to 2010, and was responsible for the development of novel autologous dendritic cell therapies for the treatment of renal carcinoma and HIV. Dr Healey was Group Leader for Immunotherapy for ML Laboratories, UK (formerly Cobra Biotherapeutics) from 2001 to 2003, where he developed autologous dendritic cell therapies for the treatment of Melanoma.  Dr. Healey was a member of Council of the British Society for Immunology from 1996 to 1998. He is a former lecturer in immunology at the University of Leicester, UK, and held post-doctoral positions in the Department of Pathology, Cambridge University, UK, conducting studies on immunoregulation in animal models of autoimmunity, including Type I Diabetes and Multiple Sclerosis. Dr. Healey obtained his Ph.D. at the Hunterian Institute in London, UK, and BSc in the Department of Pathology, Bristol University, UK.

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

Directors

All of the current directors serve until the next annual shareholders’ meeting or until their successors have been duly elected and qualified. Our current Board of Directors is as follows:

Name	Age	Position
Timothy C. Barabe	62	Director
Hans-Peter Hartung, M.D.	61	Director
Gail J. Maderis	58	Director
Michael S. Richman	54	Director
Scott B. Seaman	60	Director
Neil K. Warma	53	Director, President and Chief Executive Officer

Timothy C. Barabe has served as a Director since March 2014.  He retired in 2013 as Executive Vice President and Chief Financial Officer of Affymetrix, Inc.  Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc.  Mr. Barabe served as Chief Financial Officer of Regent Medical Limited, a U.K.-based, privately owned, surgical supply company, from 2004 to 2006.  He was with Novartis AG from 1982 through August 2004, where he served in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis.  Mr. Barabe serves on the boards of:  ArQule, Inc., a Boston-based, NASDAQ-listed biotech company; Vigilant Biosciences, Inc., a private medical device company; Veeva Systems Inc., a cloud based software company focusing on the life sciences industry; and Project Open Hand, a non-profit organization. He received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. from the University of Chicago. Mr. Barabe has extensive experience as a senior financial executive of life sciences companies, giving him valuable operational and financial experience, including in the international setting, and knowledge of both the pharmaceutical and biotech industries.

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

Gail J. Maderis has served as a Director since October 2011.  Ms. Maderis has served as the President and Chief Executive Officer of Antiva Biosciences, Inc. since July 2015.  Formerly, Ms. Maderis served as President and CEO of BayBio (Bay Area Bioscience Association), an independent, non-profit trade association serving the life sciences industry in Northern California, from October 2009 to March 2015, and also served on BayBio’s board from 2004 to March 2015.  From July 2003 to June 2009, Ms. Maderis served as President and CEO of Five Prime Therapeutics, Inc., a biotechnology company focused on the discovery and development of innovative protein and antibody drugs, and served as a director until 2010. Prior to that, Ms. Maderis held general management positions at Genzyme Corporation from 1997 to 2003, including founder and president of Genzyme Molecular Oncology, a publicly traded division of Genzyme, and corporate vice president of Genzyme Corporation.  Ms. Maderis has served as a director of NovaBay Pharmaceuticals, Inc. since October 2010.  Ms. Maderis has also been a member of several private company boards.  Ms. Maderis received a B.S. degree in business from the University of California at Berkeley and an M.B.A. from Harvard Business School.  Ms. Maderis has extensive experience as a senior executive of life sciences companies, giving her valuable operational and industry experience and leadership skills, as well as an extensive network of contacts related to financing, partnering and support services in the biotech industry and visibility into business and policy trends that impact the biopharmaceutical industry.

Michael S. Richman has served as a Director since June 2006. Mr. Richman has served as President and Chief Executive Officer of NextCure, Inc. since December 2015.  Mr. Richman served as president and chief executive officer of Amplimmune, Inc. from July 2008 to July 2015. Mr. Richman served as president and chief operating officer of Amplimmune, Inc. from May 2007 to July 2008. From April 2002 to May 2007, Mr. Richman served as executive vice president and chief operating officer of MacroGenics, Inc. Mr. Richman joined MacroGenics, Inc. in 2002 with approximately 20 years’ experience in corporate business development within the biotechnology industry. Mr. Richman served as a director of Cougar Biotechnology from June 2006 to July 2009. Mr. Richman obtained his B.S. in Genetics/Molecular Biology at the University of California at Davis and his MSBA in International Business at San Francisco State University. He has extensive experience in business development and strategic planning for life science companies, as well as executive leadership and management experience.

Scott B. Seaman has served as a Director of since April 2006. Mr. Seaman has served for over five years as (i) the executive director and treasurer of the Albert and Margaret Alkek Foundation of Houston, Texas, a private foundation primarily supporting biomedical research and institutions in the Texas Medical Center in Houston, Texas, (ii) the chief financial officer of Chaswil Ltd., a private family management company, (iii) secretary and treasurer of M & A Properties Inc., a ranching and real estate concern, (iv) managing member of ICT Development LLC, which is the managing member of ICT Holdings LLC, an energy services supplier, for which he serves as president, and (v) director of Somebody Cares America. In March 2013, Mr. Seaman was elected a director of Gradalis, Inc., a privately held clinical stage biotechnology company developing cancer focused immunotherapies. In June 2013, Mr. Seaman became a director of Strike Bio, Inc., a privately held clinical stage biotechnology company developing gene interference therapeutics. Mr. Seaman received a bachelor’s degree in business administration from Bowling Green State University and is a certified public accountant. Mr. Seaman has extensive experience in overall financial management and corporate development, combined with operational and corporate governance experience.

Neil K. Warma—refer to “Executive Officers” section above for Mr. Warma’s biographical information.

Audit Committee

The Audit Committee of the Board currently consists of Messrs. Seaman (chair) and Barabe and Ms. Maderis, each of whom is an independent, non-employee director. The Audit Committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, recommends to our Board whether the audited financials should be included in our annual reports to be filed with the SEC, and oversees management’s identification, evaluation, and mitigation of major risks to Opexa. The Audit Committee operates pursuant to a written charter. During the last fiscal year, the Audit Committee held four meetings.

All of the members of the Audit Committee are non-employee directors who: (1) met the criteria for independence as required by NASDAQ listing standards and as set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in preparation of our financial statements during the past three years; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Messrs. Seaman and Barabe and Ms. Maderis each, individually, qualify as an “audit committee financial expert” as defined in SEC rules and regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2015. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2014, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Options Awards(2)	All Other Compensation	Total
Neil K. Warma	2015	$416,625	$-	$-	$92,112	$0	$508,737
President and Chief Executive Officer	2014	$406,464	$172,747	$94,181	$1,137,357	$0	$1,810,749
Don Healey, Ph.D. (3)	2015	$266,240	$-	$-	$46,056	$0	$312,296
Chief Scientific Officer

Karthik Radhakrishnan (4)	2015	$271,250	-	$-	$38,380	$0	$309,630
Chief Financial Officer	2014	$246,000	$71,033	$30,319	$232,417	$0	$579,769

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

(3)	Mr. Healey was appointed as an executive officer on October 26, 2015.

(4)	Mr. Radhakrishnan’s employment terminated on March 2, 2016 as part of a restructuring initiative and reduction-in-force which occurred on that date.

Executive Employment Agreements

Neil K. Warma. We entered into an employment agreement on June 16, 2008 with Neil K. Warma pursuant to which he serves as our President and Chief Executive Officer. Pursuant to the agreement, which automatically renews for 12-month periods, Mr. Warma is currently compensated at the rate of $416,625 per annum. In addition, Mr. Warma is entitled to the following: (i) an annual cash bonus of up to 50% of his base salary based upon milestones to be agreed upon; and (ii) a one-time payment of $50,000 cash and 781shares of our common stock to be issued if and when the closing bid price of our common stock equals or exceeds $128.00 for 20 consecutive trading days. In addition, we provide Mr. Warma with our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee. If his employment is terminated by the Board without cause, as defined in the agreement, Mr. Warma will be entitled to receive a severance payment equal to 12 months of his base salary plus a payment equal to 30% of base salary in lieu of any potential bonus, in addition any earned but unpaid bonus. In addition, vesting of stock options will accelerate in full. We will also reimburse Mr. Warma for COBRA expenses for a 12-month period, subject to a cap equal to Opexa’s standard contribution to employee health benefits. Upon the effectiveness of a change in control, as defined in the agreement, Mr. Warma will receive 18 months of salary and COBRA reimbursement and a payment equal to 45% of base salary in lieu of any potential bonus, in addition to any earned but unpaid bonus. In addition, all vesting of options will accelerate in full. Any payment or benefit Mr. Warma might receive upon a change of control which would constitute a “parachute payment” under Section 280G of the Internal Revenue Code will be reduced so as not to trigger excise tax under Section 4999 of such Code. Mr. Warma’s agreement also provides that for a 12-month period following his termination of employment, he will not engage or participate in any competitive business or solicit or recruit any of our employees. The severance and change of control benefits are subject to Mr. Warma executing and delivering a general release and waiver of claims in favor of Opexa.

Don Healey.  We entered into an employment agreement with Don Healey on March 4, 2010, pursuant to which Mr. Healey serves as our Chief Scientific Officer.  Mr. Healey is currently compensated at the rate of $270,000 per annum and is eligible to receive an annual discretionary bonus of up to 35% of his base salary per 12-month period, based on the achievement of objectives as determined by Opexa’s Board and Chief Executive Officer.  In addition, Mr. Healey receives our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee. Mr. Healey’s employment may be terminated at any time voluntarily by him or without cause (as defined in the agreement) by the Board.  If his employment is terminated by the Board without cause, Mr. Healey will be entitled to receive a severance payment equal to six months of his base salary.  The severance benefits are subject to Mr. Healey having been continuously employed through the termination event, executing and delivering a general release and waiver of claims in favor of Opexa, not being in breach of the employment agreement or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa during the term of the employment agreement or while receiving the severance benefits.  The timing of any payments to Mr. Healey under the employment agreement is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

Karthik Radhakrishnan.  Mr. Radhakrishnan was employed as our Chief Financial Officer from March 29, 2013 until his employment terminated on March 2, 2016 as part of a restructuring initiative and reduction-in-force which occurred on that date.  Pursuant to the terms of his March 2013 offer letter, he will be entitled to receive severance payments equal to six months of his base salary and vesting for any unvested stock options will accelerate by six additional months.  In addition, Mr. Radhakrishnan will have a period of 12 months following his termination of employment within which to exercise any vested options, as opposed to the three months otherwise available for terminating employees. The severance benefits are subject to Mr. Radhakrishnan executing and delivering a general release and waiver of claims in favor of the Company, not being in breach of the offer letter or the Company’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with the Company while receiving the severance benefits.  Mr. Radhakrishnan’s salary at the time of his termination was $275,000 per annum. The timing of any payments to Mr. Radhakrishnan is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

2015 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2015 for each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Neil K. Warma	7,812	—		$32.32	06/16/18
	4,687	—		$7.04	01/16/19
	3,125	—		$65.60	11/30/19
	2,343	—		$49.92	01/04/21
	5,452	—		$30.40	01/06/22
	11,919	77	(1)	$30.40	01/06/22
	5,452	—		$30.40	01/06/22
	6,250	—		$15.04	11/08/23
	17,294	22,237	(2)	$14.56	02/28/24
	—	39,531	(3)	$14.56	02/28/24
	—	15,000	(2)	$6.56	03/02/25

Don Healey, Ph.D.	937	—		$72.00	04/30/20
	937	—		$49.92	01/04/21
	1,308	—		$30.40	01/06/22
	2,600	17	(1)	$30.40	01/06/22
	1,199	—		$30.40	01/06/22
	2,084	416	(4)	$14.00	04/29/23
	3,533	4,545	(2)	$14.56	02/28/24
	—	8,078	(3)	$14.56	02/28/24
	—	7,500	(2)	$6.56	03/02/25

Karthik Radhakrishnan (5)	14,323	1,302	(4)	$18.72	03/29/23
	3,533	4,545	(2)	$14.566	02/28/24
	—	8,078	(3)	$14.56	02/28/24
	—	6,250	(2)	$6.56	03/02/25

(1)
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

(2)	25% of the shares vest on the one-year anniversary of the grant date, and the remaining 75% vesting quarterly over the remaining three years.

(3)	The performance-based options will vest, if at all, 100% in the event our ongoing Phase IIb Abili-T clinical trial for patients with SPMS meets it’s designated study endpoints.

(4)	The shares vest quarterly over a three-year period from the grant date.

(5)
As a result of his employment termination on March 2, 2016, vesting for any unvested stock options will accelerate by six additional months.  In addition, Mr. Radhakrishnan will have a period of 12 months following his termination of employment within which to exercise any vested options, as opposed to the three months otherwise available for terminating employees.

2015 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash		Options Awards(3)(4)(5)	All Other Compensation	Total
Timothy C. Barabe	$15,000	(1)	$40,000	$0	$55,000
Hans-Peter Hartung, M.D.	$15,000		$40,000	$0	$55,000
Gail J. Maderis	$15,000	(1)	$40,000	$0	$55,000
Michael S. Richman	$15,000	(1)	$40,000	$0	$55,000
Scott B. Seaman	$15,000	(2)	$40,000	$0	$55,000

(1)
In lieu of $15,000 cash, Messrs. Barabe and Richman and Ms. Maderis elected to receive 4,459 shares of restricted common stock, of which 852 shares vested on March 31, 2015, 1,053 shares vested on June 30, 2015, 1,200 shares vested on September 30, 2015, and 1,354 shares vested on December 31, 2015.

(2)
In lieu of $15,000 cash, Mr. Seaman elected to receive an option to purchase 4,463 shares of common stock on March 30, 2015 at an exercise price of $4.24 per share, with 25% vesting on each of March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

(3)
Amount represents the aggregate grant date fair value of equity awards computed in accordance with FASB ASC 718.  The fair value of time-based option awards is calculated using the Black-Scholes option-pricing model.  See Note 11 to our financial statements included in our annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(4)
The aggregate number of shares underlying outstanding option awards as of December 31, 2015 was:  Mr. Barabe, 14,050 shares; Dr. Hartung, 14,856 shares; Ms. Maderis, 19,301 shares; Mr. Richman, 23,005 shares; and Mr. Seaman, 28,806 shares

(5)
As compensation for Board services, our non-employee directors were issued the following two options on March 30, 2015 to purchase shares of common stock at an exercise price of $4.24 per share, the market value on the date of grant:  (i) an option, with a term of the earlier of ten years or upon a change of control of Opexa, to purchase 8,926 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on December 31, 2015;  and (ii) an option, with a term of ten years, to purchase 2,975 shares, with 50% vesting immediately upon grant and the remaining 50% vesting on March 30, 2016.

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

The following table sets forth, as of February 29, 2016, the number and percentage of outstanding shares of our common stock beneficially owned by:  (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers, as a group.  As of February 29, 2016, there were 6,982,909 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
Executive Officers and Directors:
Scott B. Seaman (2)	264,296	(3)	3.71%
Neil K. Warma	94,143	(4)	1.33%
Karthik Radhakrishnan	43,058	(5)	*
Don Healey, Ph.D.	19,457	(6)	*
Michael S. Richman	30,555	(7)	*
Gail J. Maderis	26,851	(8)	*
Timothy Barabe	24,509	(9)	*
Hans-Peter Hartung, M.D.	14,856	(10)	*
All directors and current executive officers as a group (8 persons)	498,696	(11)	6.84%

*           Less than 1%

(1)	Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 Technology Forest Boulevard, The Woodlands, Texas 77381.

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

(3)
Consisting of: (i) 129,676 shares of common stock held by Ventures; (ii) 21,972 shares of common stock underlying Series I warrants held by Ventures; (iii) 2,868 shares of common stock underlying Series K warrants held by Ventures; (iv) 64,838 shares of common stock underlying Series M warrants held by Ventures; (v) 10,625 shares of common stock held by Mr. Seaman; and (vi) 5,510 shares of common stock underlying Series M warrants; (vii) 28,806 shares of common stock underlying currently exercisable stock options held by Mr. Seaman.

(4)
Consisting of: (i) 18,110 shares of common stock; (ii) 659 shares of common stock underlying Series I Warrants; (iii) 86 shares of common stock underlying Series K Warrants; (iv) 4,656 shares of common stock underlying Series M warrants;  and (v) 70,632 shares of common stock underlying currently exercisable stock options.

(5)
Consisting of: (i) 15,582 shares of common stock; (ii) 6,250 shares of common stock underlying Series M warrants; and (iii) 21,226 shares of common stock underlying currently exercisable stock options.  Mr. Radhakrishnan’s employment terminated on March 2, 2016 as part of a restructuring initiative and reduction-in-force which occurred on that date.

(6)	Consisting of: (i) 4,045 shares of common stock; and (ii) 15,412 shares of common stock underlying currently exercisable stock options.

(7)	Consisting of: (i) 6,520 shares of common stock; (ii) 1,030 shares of common stock underlying Series M warrants; and (iii) 23,005 shares of common stock underlying currently exercisable stock options.

(8)	Consisting of: (i) 6,520 shares of common stock; (ii) 1,030 shares of common stock underlying Series M warrants; and (iii) 19,301 shares of common stock underlying currently exercisable stock options.

(9)	Consisting of: (i) 8,459 shares of common stock; (ii) 2,000 shares of common stock underlying Series M warrants; and (iii) 14,050 shares of common stock underlying currently exercisable stock options.

(10)	Consisting of: 14,856 shares of common stock underlying currently exercisable stock options.

(11)
Consisting of: 188,049 shares of common stock; (ii) 104,650 shares of common stock underlying warrants; and (iii) 205,996 shares of common stock underlying stock options.  Includes only current directors and executive officers serving in such capacity on the date of this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2015, we have engaged in no reportable transactions with our directors, executive officers, beneficial holders of more than 5% of our voting securities, and affiliates or their immediately family members.

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

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Timothy C. Barabe	X	X	X
Hans-Peter Hartung	X
Gail J. Maderis	X	X	X	X
Michael S. Richman	X		X	X
Scott B. Seaman	X	X		X

Item 14.	Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by MaloneBailey, LLP for services performed during our last two fiscal years.

	Years Ended December 31,
	2015	2014
Audit fees(1)(2) (3)	$65,000	$75,000
Tax fees	—	—
All other fees(4)	31,500	16,500

	$96,500	$91,500

(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.

(2)	Audit fees paid in 2015 include $20,000 for the 2014 fiscal year audit.
(3)	Audit fees paid in 2014 include $30,000 for the 2013 fiscal year audit.
(4)
We have not engaged MaloneBailey, LLP for any consulting services.  “All other fees” reflect payments to provide consent for financing activities such as registration statements on Forms S-1, S-3 and S-8 filings.

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

See the Exhibit Index immediately preceding the exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

By:	/s/ Neil K. Warma
Neil K. Warma
Date: March 15, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/Neil K. Warma	President, Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 15, 2016
Neil K. Warma

/s/Timothy Barabe	Director	March 15, 2016
Timothy Barabe

/s/Hans-Peter Hartung	Director	March 15, 2016
Hans-Peter Hartung

/s/Gail J. Maderis	Director	March 15, 2016
Gail J. Maderis

/s/Michael S. Richman	Director	March 15, 2016
Michael S. Richman

/s/Scott B. Seaman	Director	March 15, 2016
Scott B. Seaman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opexa Therapeutics, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Opexa Therapeutics, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opexa Therapeutics, Inc. and its subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
March 15, 2016

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,583,764	$9,906,373
Other current assets	995,067	758,943
Total current assets	13,578,831	10,665,316
Property & equipment, net of accumulated depreciation of $2,443,600 and $2,099,389, respectively	837,867	1,098,104
Other long term assets	—	38,939
Total assets	$14,416,698	$11,802,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$739,850	$702,494
Accrued expenses	1,008,077	1,049,513
Deferred revenue	2,905,165	1,230,746
Notes payable – Insurance	148,344	149,671
Total current liabilities	4,801,436	3,132,424

Long term liability:
Deferred revenue	—	1,230,748
Total liabilities	$4,801,436	$4,363,172

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,982,909 and 3,529,344 shares issued and outstanding	69,829	35,293
Additional paid in capital	162,884,919	148,724,102
Accumulated deficit	(153,339,486)	(141,320,208)
Total stockholders’ equity	9,615,262	7,439,187
Total liabilities and stockholders’ equity	$14,416,698	$11,802,359

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2015 and 2014

	2015	2014
Revenue:
Option revenue	$2,556,329	$1,271,895
Research and development	10,039,496	12,118,629
General and administrative	4,258,147	3,833,370
Depreciation and amortization	351,403	387,779
Loss on disposal of fixed assets	1,167	—
Operating loss	(12,093,884)	(15,067,883)
Interest income, net	5,911	13,473
Other income and expense, net	68,695	2,147
Net loss	$(12,019,278)	$(15,052,263)
Basic and diluted loss per share	$(2.05)	$(4.33)
Weighted average shares outstanding	5,854,438	3,477,628

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2015 and 2014

	Common Stock		Additional Paid in	Accumulated
	Shares	Par	Capital	Deficit	Total
Balances at December 31, 2013	3,443,257	$34,433	$146,810,786	$(126,267,945)	$20,577,274
Shares issued for service	21,285	212	305,891	—	306,103
Shares sold for cash	64,802	648	647,527	—	648,175
Option expense	—	—	959,898	—	959,898
Net loss	—	—	—	(15,052,263)	(15,052,263)
Balances at December 31, 2014	3,529,344	$35,293	$148,724,102	$(141,320,208)	$7,439,187
Shares issued for services	13,379	134	78,079	—	78,213
Cancellation of fractional shares	(1,365)	(13)	(5,015)	—	(5,028)
Shares sold for cash	3,440,448	34,404	13,247,631	—	13,282,035
Exercise of warrants	1,103	11	4,399	—	4,410
Option expense	—	—	835,723	—	835,723
Net loss	—	—	—	(12,019,278)	(12,019,278)
Balances at December 31, 2015	6,982,909	$69,829	$162,884,919	$(153,339,486)	$9,615,262

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net loss	$(12,019,278)	$(15,052,263)
Adjustments to reconcile net loss to net cash used in operating activities
Shares issued for services	78,213	306,103
Depreciation	351,403	387,779
Option expense	835,723	959,898
Loss on disposal of equipment	1,167	—
Changes in:
Other current assets	(87,780)	513,304
Accounts payable	37,356	6,339
Accrued expenses	(191,107)	(183,477)
Deferred revenue	443,671	138,727
Other long-term assets	38,939	(1,271,895)
Net cash used in operating activities	(10,511,693)	(14,195,485)
Cash flows from investing activities
Purchase of property & equipment	(92,333)	(190,859)
Net cash used in investing activities	(92,333)	(190,859)
Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	13,282,035	648,175
Cash generated from exercise of warrants	4,410	—
Repurchase of fractional shares	(5,028)	—
Net cash provided by financing activities	13,281,417	648,175
Net change in cash and cash equivalents	2,677,391	(13,738,169)
Cash and cash equivalents at beginning of period	9,906,373	23,644,542
Cash and cash equivalents at end of period	$12,583,764	$9,906,373
Cash paid for:
Income tax	$—	$—
Interest	$2,315	$1,983

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

Reverse Stock Split.  On September 28, 2015, Opexa effected a one-for-eight reverse stock split of its common stock (the “1:8 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 54.3 million shares to approximately 6.8 million shares. The number of authorized shares of common stock and preferred stock remained the same following the 1:8 Reverse Stock Split.

Unless otherwise noted, impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include shares of common stock issued and outstanding, shares underlying warrants and stock options, shares reserved, exercise prices of warrants and options, and loss per share. There was no impact on the amount of preferred or common stock authorized resulting from the 1:8 Reverse Stock Split.

Principles of Consolidation.  The consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”).  Opexa Hong Kong was formed in the Hong Kong Special Administrative Region during 2012 in order to facilitate potential development collaborations in the pan-Asian region.  Presently, Opexa Hong Kong has not entered into any agreements and has not recognized any revenues as of December 31, 2015. All intercompany transactions and balances between Opexa and Opexa Hong Kong are eliminated in consolidation.

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

Certain Risks and Concentrations. Opexa is exposed to risks associated with foreign currency transactions insofar as it has used U.S. dollars to fund Opexa Hong Kong’s bank account denominated in Hong Kong dollars.  As the net position of the unhedged Opexa Hong Kong bank account fluctuates, Opexa’s earnings may be negatively affected.  In addition, the reported carrying value of the Company’s Hong Kong dollar-denominated assets and liabilities that remain in Opexa Hong Kong will be affected by fluctuations in the value of the U.S. dollar as compared to the Hong Kong dollar.  Opexa currently does not utilize forward exchange contracts or any type of hedging instruments to hedge foreign exchange risk as Opexa believes that its overall exposure is relatively limited.  As of December 31, 2015, Opexa Hong Kong reported cash and cash equivalents of $9,999 in converted U.S. dollars and does not have any reported liabilities in the consolidated balance sheets.

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

Opexa recognized revenues from nonrefundable, up-front $5 million option fees related to the Merck Serono Agreement on a straight-line basis over the estimated option exercise period which coincides with the expected completion term of Opexa’s current Phase IIb clinical trial for Tcelna in patients with SPMS.  Opexa is required to make estimates regarding the clinical trial timelines which impact the period over which the option exercise may occur.  Opexa’s estimates regarding the option exercise period were adjusted in 2014 once the enrollments for the Abili-T clinical trial were completed.  This adjustment was made on a prospective basis beginning in the periods in which the change was identified and resulted in a decrease in the amount of revenue we recognized on a quarterly basis from the Merck Serono Agreement.  No changes to estimates for the option exercise milestone were made in 2015.  The expected completion term for revenue recognition is December 2016.

On March 9, 2015 Opexa entered into a First Amendment of Option and License Agreement with Merck Serono, to amend the Merck Serono Agreement (the “Merck Serono Amendment”).  Opexa received $3 million in consideration for the activities described below:

●
Opexa will create a detailed Pre-Phase III Plan (including a GANTT chart containing key tasks, decision points, timing, budget and milestones) documenting all of the activities necessary for laboratory facilities both in the U.S. and Europe to reach operational readiness by the end of December 2016 (e.g., review and identification of a preferred contract manufacturing organization in Europe; set-up, identification and qualification of third parties for raw materials; validation of laboratory facilities in the U.S. and Europe; and a hiring plan for key personnel).  For Europe, the Pre-Phase III Plan would address the creation of a dedicated lab to support a Phase III trial, and for the U.S., the Pre-Phase III Plan would address the expansion of existing capabilities and infrastructure for a Phase III trial. The Joint Steering Committee (“JSC”) established pursuant to the Merck Serono Agreement will be responsible for reviewing, approving and ultimately overseeing Opexa’s completion of the Pre-Phase III Plan, which approval may not be unreasonably withheld or delayed.  The JSC will meet at least quarterly to advise and make specific recommendations with respect to the Pre-Phase III Plan.  In the event the JSC has not approved the Pre-Phase III Plan prior to the end of the Option Period (as defined in the Merck Serono Agreement), the Option Period will be extended for 60 days following approval of the Pre-Phase III Plan by the JSC.

●
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

Supplies Inventory. Supplies inventory during 2014 and 2015 included reagents and supplies that will be used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study.  Opexa amortized these prepaid reagents and supplies to research and development expenses in the consolidated statements of operations over the period that these supplies were used. The supplies inventory was fully amortized as of December 31, 2014.  During 2015, a single custom reagent that will be used primarily for the NMO program and other Pre-Phase III activities is captured as custom reagents and reported under Other Current Assets due to its material cost and three-year shelf life. Upon consumption, the cost of this reagent will be amortized to research and development expenses in the consolidated statements of operations.

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

Deferred costs.  Opexa incurs costs in connection with a debt or equity offering or in connection with the proceeds pursuant to an execution of a strategic agreement.  These costs are recorded as deferred offering or deferred financing costs in the consolidated balance sheets.  Such costs may consist of legal, accounting, underwriting fees and other related items incurred through the date of the debt or equity offering or the date of the execution of the strategic agreement.  Costs in connection with a debt offering are amortized to interest expense over the term of the note instrument.  Costs in connection with the execution of a strategic agreement in which an initial upfront payment is received are offset to the gain recognized in the consolidated statements of operations. Additional paid in capital includes costs recorded as an offset to proceeds in connection with the completion of an equity offering.  Any remaining deferred offering costs that exist upon the expiration of the equity offering (or ATM program) are written off to expense.

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

Stock-Based Compensation. Opexa accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting is over a 4 year period). Additionally, Opexa accounts for share-based awards to non-employees in accordance with FASB ASC 505, and such awards are expensed over the period in which the related services are rendered at their fair value.

Research and Development. Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development.  Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. In instances in which the Company enters into agreements with third parties for research and development activities, Opexa may prepay fees for services at the initiation of the contract. Opexa records the prepayment as a prepaid asset in the consolidated balance sheets and amortizes the asset into research and development expense in the consolidated statements of operations over the period of time the contracted research and development services are performed.  Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or deliverables. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Research and development expense for the years ended December 31, 2015 and 2014 was $10,039,496 and $12,118,629, respectively.

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

Reclassifications. Certain comparative amounts from prior periods have been reclassified to conform to the current year's presentation. These changes did not affect previously reported net loss.

NOTE 2—CASH AND CASH EQUIVALENTS

As of December 31, 2015, Opexa invested approximately $11.7 million in a savings account. For the year ended December 31, 2015, the savings account recognized an average market yield of 0.07%.  Interest income of $8,203 from the savings account was recognized for the year ended December 31, 2015 in the consolidated statements of operations.

As of December 31, 2015 and 2014, Opexa invested approximately $24,500 in a money market fund investing exclusively in high-quality, short-term money market instruments consisting of U.S. government obligations and repurchase agreements collateralized by the U.S. Government. While this fund seeks current income while preserving capital and liquidity, the fund is subject to risk, including U.S. government obligations risk, and is not federally insured or guaranteed by or obligations of the Federal Deposit Insurance Corporation or any other agency. For the years ended December 31, 2015 and 2014, the money market fund recognized an average market yield of 0.01%. Interest income of $3 was recognized for the year ended December 31, 2015 in the consolidated statements of operations.

NOTE 3—OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2015 and 2014:

Description	2015	2014
Custom reagents	$496,269	$-
Deferred offering costs	28,876	259,989
Prepaid expenses	469,922	498,954
Total Other Current Assets	$995,067	$758,943

    Custom reagents include a single custom reagent that will be used primarily for the NMO program and other Pre-Phase III research activities.  Upon consumption, the cost of this reagent will be amortized to research and development expenses in the consolidated statements of operations.

    Deferred offering costs at December 31, 2015 include $28,876 in costs incurred from third parties in connection with the renewal of the Company’s shelf registration statement.  Deferred offering costs at December 31, 2014 included $238,154 in costs incurred from third parties in connection with the implementation of a $1.5 million & $15 million purchase agreement in November 2012 pursuant to which Opexa had the right (now terminated) to sell to Lincoln Park Capital Fund, LLC (“Lincoln Park”) shares of its common stock, subject to certain conditions and limitations.  Deferred offering costs at December 31, 2014 also included unamortized costs of $21,835 incurred in establishment of the ATM sales agreement in 2013.  These deferred offering costs from 2014 were expensed in 2015 in tandem with the use of the ATM facility and expiration of the respective stock purchase agreements.  The unamortized portion of the ATM deferred offering cost was written off to expense with the expiration of the 2012 shelf registration statement.

    Prepaid expenses at December 31, 2015 and 2014 also include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 1).  As of December 31, 2015, the remaining costs of $38,938 in connection with the Merck Serono Agreement that are expected to be amortized over the upcoming twelve month period are capitalized and included in other current assets in the consolidated balance sheets.  There are no remaining costs in connection with the Merck Serono Agreement that are expected to be amortized beyond the upcoming twelve month period.  Also included in prepaid expenses is an advance to Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization providing services to Opexa, in the amount of $45,365 as well as $31,250 remaining from a prior payment to PRA of $75,000 upon execution of an amendment to Opexa’s agreement with PRA.  The remaining balance in prepaid expenses is attributable to various service and maintenance contracts.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and 2014:

Description	Life	2015	2014
Computer equipment	3 years	$193,596	$168,209
Office furniture and equipment	5-7 years	247,679	247,679
Software	3 years	125,412	116,022
Laboratory equipment	7 years	1,120,693	1,100,559
Leasehold improvements	5 years	683,295	675,672
Manufacturing equipment	7 years	910,792	889,352
Subtotal		3,281,467	3,197,493
Less: accumulated depreciation		(2,443,600)	(2,099,389)
Property and equipment, net		$837,867	$1,098,104

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to seven years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense to the consolidated statements of operations as incurred. Depreciation expense totaled $351,403 and $387,779 for the years ended December 31, 2015 and 2014, respectively.

NOTE 5—OTHER LONG TERM ASSETS

   Other long term assets include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 1). At December 31, 2015 and December 31, 2014 the unamortized costs that are expected to be amortized beyond the upcoming twelve month period amounted to $0 and $38,939, respectively.

NOTE 6—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2015 and 2014, Opexa had approximately $70 million and approximately $68 million of unused net operating losses (NOLs), respectively, available for carry forward to future years.  For tax purposes, Opexa elects to capitalize research & development expenses and amortize them over a 10-year period.  The unused NOLs begin to expire at December 31, 2025. At December 31, 2015 and 2014, capitalized R&D amounted to $35.3 million and $25.9 million, respectively.

At December 31, 2015 and 2014, Opexa had a deferred tax asset which is covered by a full valuation allowance due to uncertainty of Opexa’s ability to generate future taxable income necessary to realize the related deferred tax asset consisting of:

Deferred tax asset resulting from:	December 31, 2015	December 31, 2014
Net Operating Loss	$24,806,175	$24,531,026
Research and development tax credits	2,593,792	1,778,030
Capitalized research and development costs	11,900,122	8,803,914
Subtotal	39,300,089	35,112,970
Less valuation allowance	(39,300,089)	(35,112,970)
Net deferred tax asset	$-	$-

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property is leased for a term of ten years with two options for an additional five years each at the then prevailing market rate.  In May 2015, we exercised the option for an additional five year lease. Rent expense in the consolidated statements of operations for the years ended December 31, 2015 and 2014 was approximately $153,000 and $136,000 respectively.  The future minimum lease payments are:

Year	Amount
2016	$200,000
2017	200,000
2018	201,250
2019	206,250
2020	157,500
Total future minimum lease payments	$965,000

NOTE 8—SIGNIFICANT CONTRACTUAL SERVICE AND MILESTONE AGREEMENTS

In February 2012, Opexa entered into an agreement with PRA pursuant to which PRA provides Opexa with services related to the design, implementation and management of Opexa’s ongoing Phase IIb clinical trial program in SPMS (the “PRA Agreement”). Payments by Opexa to PRA under the PRA Agreement are based on the achievement of certain time and performance milestones as presented in the PRA Agreement. Total payments to PRA during the years ended December 31, 2015 and 2014, which were charged to research and development expense on the consolidated statements of operations, amounted to $1,115,868 and $1,557,824, respectively. Unless terminated by either party without cause on 60 days prior notice or on shorter notice with cause, the initial term of the PRA Agreement is for four years and automatically renews for successive one year terms.

Through December 31, 2015, Opexa entered into individual Clinical Trial Agreements with 36 Institutions and 36 principal investigators acting within their employment or agent positions within their clinical institution.  Under the terms of each Clinical Trial Agreement, each of the Investigators will identify and recruit subjects with SPMS meeting certain enrollment requirements and conduct clinical research in conjunction with Opexa’s Phase IIb clinical study, and each of the Institutions will provide appropriate resources and facilities so the Institution’s Investigator can conduct Opexa’s Phase IIb clinical study in a timely and professional manner and according to the terms of the Clinical Trial Agreement. Under the terms of each Clinical Trial Agreement, Opexa paid an upfront cash payment to each Institution for start-up and other costs which were charged directly to expense.  Future payments by Opexa to the Institutions during the term of each Clinical Trial Agreement are based on the achievement of certain performance milestones as presented in each Clinical Trial Agreement. Unless terminated by Opexa without cause with 30 days’ notice, or unless terminated by the Institution, Investigator or Opexa for health or safety reasons, the initial term of the Clinical Trial Agreements with each Institution and Investigator is for the duration of their enrolled subjects in the Phase IIb clinical study.

In November of 2014, Opexa entered into an agreement with Parexel International, LLC (“PAREXEL”), a contract research organization, in which PAREXEL will provide Opexa Regulatory Services for the conduct of the Neuromyelitis Optica (“NMO”) program.  In addition, three Institutional agreements were executed in 2014, to provide preclinical research activities. Services include identification, collection and shipping of blood samples to Opexa for research purposes and conduct of preclinical activities.

NOTE 9—EQUITY

           Summary information regarding equity related transactions for the years ended December 31, 2014 and December 31, 2015 is as follows:

During 2014, equity related transactions were as follows:

●
On February 28, 2014, 13,700 shares of restricted common stock with an aggregate fair value of $199,503 were issued to certain members of Opexa’s management and certain members of the board of directors. Opexa recognized stock based compensation expense of $31,090 and $168,412 related to these shares for the year ended December 31, 2015 and 2014 respectively. The restricted shares issued to management vested in full on the earlier of the first anniversary of the grant date or termination of employment without cause following a change of control. The restricted shares issued to members of the board of directors vested in four quarterly increments beginning on March 31, 2014.

●
On March 19, 2014, 750 shares of restricted common stock with an aggregate fair value of $12,000 were issued to a certain member of Opexa’s board of directors. Opexa recognized stock based compensation expense of $2,123 and $9,877 related to these shares for the year ended December 31, 2015 and 2014 respectively. The restricted shares vested in three quarterly increments beginning on June 30, 2014.

●
In the third quarter of 2014, Opexa settled sales of 64,801 shares of common stock generating gross and net proceeds including amortization of deferred financing costs of $674,126 and $648,175, respectively, which were issued pursuant to the ATM facility.

●
In the fourth quarter of 2014, Opexa issued 6,833 shares of restricted stock with an aggregate fair market value of $50,000 in partial consideration for the performance of services rendered by a consultant pursuant to a consulting agreement dated October 21, 2014.

During 2015, equity related transactions were as follows:

●
In February 2015, Opexa recognized stock-based compensation expense of $33,213 related to vested shares of restricted common stock issued, on February 28, 2014, to certain members of Opexa’s management and non-employee directors.

●
On March 31, 2015, 2,557 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

●
On April 9, 2015, Opexa issued 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares upon the closing of a rights offering. Opexa raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units at a price of $4.40 per unit. Net proceeds were $12,095,210 after deduction of related fees and expenses, including dealer-manager fees, totaling $ 1,708,930.

●	In June 2015, Opexa issued 953 shares of common stock and received gross proceeds of $3,810 upon the exercise of Series M warrants to purchase 953 shares of common stock.

●
On June 30, 2015, 3,160 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

●	July 2015, Opexa issued 150 shares of common stock and received gross proceeds of $600 upon the exercise of Series M warrants to purchase 150 shares of common stock.

●
At Opexa’s annual meeting on August 28, 2015, shareholders approved an amendment to the Company’s Restated Certificate of Formation to increase the number of authorized shares of common stock from 100 million to 150 million, and the amendment was effect as of September 9, 2015.

●
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

●
On September 28, 2015, Opexa effected the 1:8 Reverse Stock Split. An aggregate of 1,365 shares of common stock were identified as fractional shares, and cash in the amount of $5,028 was paid in lieu of these fractional shares.  Unless otherwise noted, impacted amounts included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock splits as if such stock splits occurred on the first day of the first period presented. Impacted amounts include shares of common stock issued and outstanding, shares underlying warrants and stock options, shares reserved, exercise prices of warrants and options, and loss per share. There was no impact on the amount of preferred or common stock authorized resulting from the 1:8 Reverse Stock Split.

●
On September 30, 2015, 3,600 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

●
On September 30, 2015 Opexa sold an aggregate of 75,000 shares of common stock under the ATM facility for gross and net proceed of $240,143 and $232,934, respectively. These sales settled and shares were issued in October 2015.

●
In November 2015, Opexa sold an aggregate of 114,507 shares of common stock under the ATM facility for gross and net proceed of $483,634 and $469,116, respectively. These sales settled and shares were issued in December 2015.

●
On December 31, 2015, 4,062 shares of restricted common stock with an aggregate fair value of $11,250 were issued to certain non-employee directors for service on Opexa’s Board. Opexa recognized stock-based compensation of $11,250 related to these shares. The shares vested immediately upon grant.

NOTE 10—OPTIONS AND WARRANTS

The Board initially adopted the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan on September 2, 2010 for the granting of equity incentive awards to employees, directors and consultants of Opexa, and the Plan was initially approved by the Company’s shareholders on October 19, 2010. On September 25, 2013, the Board approved the Amended and Restated 2010 Stock Incentive Plan (“the 2010 Plan”), and the Company’s shareholders approved the amended 2010 Plan on November 8, 2013, in order to (i) increase the number of shares of common stock reserved for issuance by 375,000 shares and (ii) reset the number of stock-based awards issuable to a participant in any calendar year to align with the increase in the shares reserved. The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). The 2004 Plan reserved a maximum of 71,875 shares of common stock for issuance pursuant to incentive stock options and nonqualified stock options granted to employees, directors and consultants. Awards were made as either incentive stock options or nonqualified stock options, with the Board having discretion to determine the number, term, exercise price and vesting of grants made under the 2004 Plan. All outstanding equity awards granted under the 2004 Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan, but no additional awards will be granted under the 2004 Plan subsequent to approval of the 2010 Plan.  The 2010 Plan reserves a maximum of 453,125 shares of common stock for issuance plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 64,152 shares.  The 2010 Plan provides for the grant of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property. The Board of Directors or Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan.

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the 12 months ended December 31, 2015, Opexa recognized stock-based compensation expense of $835,723. Unamortized stock-based compensation expense as of December 31, 2015 amounted to $1,897,092.

Stock Option Activity

A summary of the stock option activity for the years 2014 and 2015 are presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2013	145,233	$34.39
Granted	175,417	14.27
Exercised	-	-
Forfeited and canceled	(17,816)	23.86
Outstanding at December 31, 2014	302,834	$23.34	8.0	$-
Exercisable at December 31, 2014	120,485	$36.52	6.4	$-
Granted	135,430	5.22
Exercised	-	-
Forfeited and canceled	(20,860)	13.35
Outstanding at December 31, 2015	417,404	$18.04	7.7	$-
Exercisable at December 31, 2015	231,071	$23.58	7.0	$-

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

During 2014, performance-based options to purchase an aggregate of 63,765 shares at an exercise price of $14.56 were granted to senior management. These options have a term of ten years and vest 100% upon the earlier of achievement of a performance-based, strategic milestone objective or termination of employment without cause following a change of control. Fair value of $918,554 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 2.65%, (2) expected term of 10 years, (3) expected volatility of 172.33% and (4) zero expected dividends.

During 2014, incentive based options to purchase an aggregate of 96,609 shares were granted to employees, at exercise prices ranging from $6.88 to $14.56. These options have terms of ten years and have a vesting schedule of four years. Fair value of $1,324,070 was calculated using the Black-Scholes option-pricing model.  Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.26 to 2.79%, (2) expected term of 6.25 years, (3) expected volatility range of 176.37% to 315.10% and (4) zero expected dividends.

During 2014, options to purchase 13,110 shares were forfeited and cancelled.

Opexa recorded $748,697 stock-based compensation expense to management and employees during 2014, which included the related expense for the options that are expected to vest based on achievement of their related performance conditions. Unamortized stock compensation expense as of December 31, 2014 amounted to $2,239,522.

During 2015, time-based options to purchase an aggregate of 71,462 shares at exercise prices ranging from $3.04 to $6.56 were granted to employees. These options have a term of ten years and have a vesting schedule of the earlier of four years or termination of employment without cause following a change of control. Fair value of $406,713 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 1.95% to 2.19%, (2) expected term of 6.25 years, (3) expected volatility range of 134.18% to 144.83% and (4) zero expected dividends.

During 2015, options to purchase 20,860 shares were forfeited and cancelled.

Opexa recognized stock based compensation expense of $623,040 for grants made to employees during 2015. Unamortized stock compensation expense as of December 31, 2015 amounted to $1,890,846.

Non-Employee Options:

During 2014, options to purchase an aggregate of 15,055 shares were granted to directors for service on Opexa’s Board at an exercise price ranging from $14.56 to $16.00. Options to purchase an aggregate of 3,286 shares have terms of 10 years, with 50% of the shares vesting on the grant date and 50% vesting one year from the date of grant. Options to purchase 9,857 shares have terms of 10 years, with 50% of the shares vesting on the grant date and 50% vesting on December 31, 2014. An option to purchase 1,106 shares has a term of 10 years, with quarterly vesting ending on December 31, 2014.   An option to purchase the remaining 806 shares has a term of 10 years, with 33.3% vesting quarterly ending on December 31, 2014.  Fair value of $211,097 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 2.65% to 2.77%, (2) expected term of 5.25 years, (3) expected volatility range of 155% to 157% and (4) zero expected dividends.

During 2014, options to purchase 4,718 shares were forfeited and cancelled.

Opexa recorded $211,201 of stock-based compensation expense to consultants and directors during 2014. Unamortized stock compensation expense as of December 31, 2014 amounted to $4,086.

During 2015, options to purchase an aggregate of 63,968 shares at an exercise price of $4.24 were granted to non-employee directors for service on Opexa’s Board. Options to purchase an aggregate of 44,630 shares will expire on the earlier of 10 years or a change in control of Opexa, with 50% of the shares vesting immediately and 50% vesting on December 31, 2015. Options to purchase an aggregate of 14,875 shares have terms of 10 years, with 50% of the shares vesting immediately and 50% vesting on March 30, 2016. An option to purchase 4,463 shares will expire on the earlier of 10 years or a change in control of Opexa, with vesting in four quarterly increments beginning on June 30, 2015. Fair value of $214,844 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate of 1.95%, (2) expected term of 5.25 years, (3) expected volatility of 107.33% and (4) zero expected dividends.

Opexa recognized stock based compensation expense of $212,683 for grants made to non-employee directors during 2015. Unamortized stock compensation expense as of December 31, 2015 amounted to $6,246.

Warrant Activity

    A summary of warrant activity for 2015 and 2014 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2014	383,603	$32.96	2.46	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited and canceled	(2,789)	80.00	-	-
Outstanding at December 31, 2014	380,814	29.92	2.21	-
Exercisable at December 31, 2014	380,814	29.92	2.21	-
Outstanding at January 1, 2015	380,814	$29.92	2.21	-
Granted	3,311,128	4.16	-	-
Exercised	(1,103)	4.00	-	-
Forfeited and canceled	(27,885)	74.96	-	-
Outstanding at December 31, 2015	3,662,954	6.30	2.17	-
Exercisable at December 31, 2015	3,662,954	6.30	2.17	-

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

   On September 1, 2015, the Company issued Series N warrants to purchase an aggregate of 113,636 shares of common stock at an exercise price of (i) $4.00 per share from the date of issuance through June 30, 2016 and (ii) $12.00 per share from July 1, 2016 through their original expiration on April 9, 2018.

NOTE 11—LICENSES AND GAIN ON EXTINGUISHMENT OF LIABILITY

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

NOTE 12—SUBSEQUENT EVENTS

   On March 2, 2016, the Company announced implementation of a restructuring initiative which included a reduction of approximately 30% of its then full-time workforce of 36 employees in order to reduce operating expenses and conserve cash resources.

   On March 14, 2016, the Company entered into an amendment to the September 1, 2015 Stock Purchase Agreement with the purchasers party thereto to extend by six months the original dates for the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued pursuant thereto was extended from April 9, 2018 to October 9, 2018.

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

3.4
Certificate of Amendment to the Restated Certificate of Formation of Opexa Therapeutics, Inc., effective as of September 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2015).

3.5
Certificate of Amendment to the Restated Certificate of Formation of Opexa Therapeutics, Inc., effective as of September 28, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 28, 2015).

3.6	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on form 10-K filed on March 8, 2011).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on November 13, 2009, File No. 333-163108).

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

4.10
Form of Series M Warrant issued on April 9, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-201731), originally filed on January 28, 2015).

4.11
Warrant Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

4.12
Subscription Agent Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

4.13*	Amended and Restated Series N Warrants issued on March 14, 2016.

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

10.17
First Amendment of Option and License Agreement, dated March 9, 2015, by and between Opexa Therapeutics, Inc. and Ares Trading S.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2015).

10.18
First Amendment to Lease Agreement, dated May 11, 2015, by and between Opexa Therapeutics, Inc. and Dirk D. Laukien (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

10.19
Form of restricted stock agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

10.20
Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015).

10.21*	Amendment to Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated March 14, 2016.

10.22+*	Offer Letter, dated March 2, 2010, by and between Opexa Therapeutics, Inc. and Don Healey.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 29, 2013).

23.1*	Consent of Independent Registered Public Accounting Firm MaloneBailey, LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.
#	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.