Form 10-Q
period 2016-03-31
Opexa Therapeutics, Inc.
filed 2016-05-12
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

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

As of May 1, 2016, there were 6,982,909 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Three Months Ended March 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$9,955,449	$12,583,764
Other current assets	932,409	995,067
Total current assets	10,887,858	13,578,831

Property & equipment, net of accumulated depreciation of $2,516,189 and $2,443,600, respectively	765,763	837,867
Total assets	$11,653,621	$14,416,698

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$562,218	$739,850
Accrued expenses	1,210,608	1,008,077
Deferred revenue	2,178,874	2,905,165
Notes payable - insurance	93,200	148,344
Total current liabilities	$4,044,900	$4,801,436

Total liabilities	$4,044,900	$4,801,436

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 6,982,909 and 6,982,909 shares issued and outstanding	69,829	69,829
Additional paid in capital	163,038,772	162,884,919
Accumulated deficit	(155,499,880)	(153,339,486)
Total stockholders' equity	7,608,721	9,615,262
Total liabilities and stockholders' equity	$11,653,621	$14,416,698

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months
	Ended March 31,
	2016	2015
Revenue:
Option revenue	$726,291	$377,453

Research and development	1,829,062	2,636,999
General and administrative	987,248	1,006,130
Depreciation and amortization	72,589	96,982
Operating loss	(2,162,608)	(3,362,658)
Interest income, net	108	731
Other income and expense, net	2,106	11,047
Net loss	$(2,160,394)	$(3,350,880)

Basic and diluted loss per share	$(0.31)	$(0.95)

Weighted average shares outstanding - Basic and diluted	6,982,909	3,529,344

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2015	6,982,909	$69,829	$162,884,919	$(153,339,486)	$9,615,262
Option expense	—	—	153,853	—	153,853
Net loss	—	—	—	(2,160,394)	(2,160,394)
Balances at March 31, 2016	6,982,909	$69,829	$163,038,772	$(155,499,880)	$7,608,721

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(2,160,394)	$(3,350,880)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Shares issued for services	—	44,463
Depreciation	72,589	96,982
Option expense	153,853	266,954
Changes in:
Other current assets	98,565	75,491
Accounts payable	(186,027)	(61,033)
Accrued expenses	202,531	73,515
Deferred revenue	(726,291)	2,622,548
Other long-term assets	—	9,735
Net cash used in operating activities	(2,545,174)	(222,225)

Cash flows from investing activities
Purchase of property & equipment	(485)	(6,411)
Net cash used in investing activities	(485)	(6,411)

Cash flows from financing activities
Note payable - insurance	(55,144)	—
Payment of deferred offering costs	(27,512)	(104,857)
Net cash used in financing activities	(82,656)	(104,857)

Net change in cash and cash equivalents	(2,628,315)	(333,493)
Cash and cash equivalents at beginning of period	12,583,764	9,906,373
Cash and cash equivalents at end of period	$9,955,449	$9,572,880

Cash paid for:
Interest	$1,371	$747
Income taxes	—	—
NON-CASH TRANSACTIONS
Unpaid offering costs	$8,395	$511,031

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

As of March 31, 2016, Opexa had approximately $9.3 million in a savings account.  For the three months ended March 31, 2016, the savings account recognized an average market yield of 0.06%.  Interest income of $1,479 was recognized for the three months ended March 31, 2016 in the consolidated statements of operations.

Reclassifications.  Certain reclassifications of prior year reported amounts have been made for comparative purposes.  Opexa does not consider such reclassifications to be material and they had no effect on net income.

Note 3.  Other Current Assets

Other current assets consisted of the following at March 31, 2016 and December 31, 2015:

Description	March 31, 2016	December 31, 2015
Custom reagents	$496,269	$496,269
Deferred offering costs	64,783	28,876
Prepaid expense	371,357	469,922
Total Other Current Assets	$932,409	$995,067

Custom reagents include a single custom reagent that will be used primarily for the NMO program and other Pre-Phase III research activities.  Upon consumption, the cost of this reagent will be amortized to research and development expenses in the consolidated statements of operations.  No custom reagents were consumed during the three months ended March 31, 2016.

Deferred offering costs at March 31, 2016 and December 31, 2015 were $64,783 and $28,876 respectively.  The March 31, 2016 balance includes costs incurred from third parties in connection with the March 25, 2016 implementation of a new Sales Agreement (“ATM Agreement”) with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.   These are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, these capitalized costs will be offset against the proceeds of such sales of shares of common stock and recorded in additional paid in capital.

Prepaid expenses at March 31, 2016 and December 31, 2015 include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2).  As of March 31, 2016 and December 31, 2015, the remaining costs of $29,203 and $38,938, respectively, in connection with the Merck Serono Agreement are expected to be amortized over the upcoming 9-month period.  Also included in prepaid expenses at March 31, 2016 and December 31, 2105 is an advance to Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization providing services to Opexa, in the amount of $45,365 and $45,365 respectively, as well as $18,750 and $31,250 remaining from a prior payment to PRA of $75,000 upon execution of an amendment to Opexa’s agreement with PRA. The remaining balance of Opexa’s NASDAQ Capital Market All-Inclusive Annual Fee is also in the March 31, 2016 balance.  Prepaid insurance is included in prepaid expenses at March 31, 2016 and December 31, 2015 as well as the remaining balances attributable to various service and maintenance contracts.

Note 4.  Equity

For the three months ended March 31, 2016, equity related transactions were as follows:

On March 14, 2016, Opexa entered into an amendment to the September 1, 2015 Stock Purchase Agreement with the purchasers party thereto, to extend by six months the original dates for the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued pursuant to the Stock Purchase Agreement was also extended from April 9, 2018 to October 9, 2018.  The Company determined that there is no accounting impact to the modification of the Series N warrants since these are investor warrants.

Note 5.  Stock-Based Compensation

Stock Options

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the three months ended March 31, 2016, Opexa recognized stock-based compensation expense of $153,853. Unamortized stock-based compensation expense as of March 31, 2015 amounted to $1,471,941.

Stock Option Activity

 A summary of stock option activity for the three months ended March 31, 2016 is presented below:
	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2015	417,404	$18.04
Granted	—	—
Exercised	—	—
Forfeited and canceled	(22,063)	7.79
Outstanding at March 31, 2016	395,341	$18.61	7.4	$—
Exercisable at March 31, 2016	261,469	$21.81	6.9	$—

Employee Options, Non-Employee Options and Restricted Stock Awards:

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

No option or restricted stock awards were granted during the three months ended March 31, 2016.  During the three months ended March 31, 2016, options to purchase 22,063 shares of common stock were forfeited and cancelled.

Opexa recognized stock based compensation expense of $153,853 and $266,954 during the three months ended March 31, 2016 and March 31, 2015, respectively, for grants made to employees in prior periods.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2016 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2015	3,662,954	$6.30
Granted	—	—
Exercised	—	—
Forfeited and canceled	(51,823)	83.52
Outstanding at March 31, 2016	3,611,131	$5.19	1.96	$—
Exercisable at March 31, 2016	3,611,131	$5.19	1.96	$—

In connection with the amended stock purchase agreement entered in on March 14, 2016 (See Note 4), the Company also amended and restated the Series N Warrants to purchase shares of the Company’s common stock previously issued to the Purchasers, and extend the expiration date of the Series N Warrants by six months (i.e., from April 9, 2018 to October 9, 2018).  The Company determined that there is no accounting impact to the modification of the Series N warrants since these are investor warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2016.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of Opexa’s product candidates, Tcelna (imilecleucel-T) and OPX-212, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

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

These forward-looking statements speak only as of the date made.  We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  You should, however, review additional disclosures we make in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

Business Overview

Unless otherwise indicated, we use “Opexa,” “the Company,” “we,” “our” and “us” to refer to the businesses of Opexa Therapeutics, Inc.

Opexa is a biopharmaceutical company developing personalized immunotherapies with the potential to treat major illnesses, including multiple sclerosis (MS) as well as other autoimmune diseases such as neuromyelitis optica (NMO). These therapies are based on our proprietary T-cell technology.  Our mission is to lead the field of Precision Immunotherapy® by aligning the interests of patients, employees and shareholders.  Information related to our product candidates, Tcelna® and OPX-212, is preliminary and investigative.  Tcelna and OPX-212 have not been approved by the U.S. Food and Drug Administration (FDA) or other global regulatory agencies for marketing.

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

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto to fund our NMO program, pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  On March 14, 2016, we entered into an amendment to the Stock Purchase Agreement to extend the timeframes for achieving the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued to the purchasers as part of the Stock Purchase Agreement was extended from April 9, 2018 to October 9, 2018.  As amended, subsequent tranches are based on the completion of the ongoing preclinical development and manufacturing activities and subsequent submission of an IND for OPX-212 in NMO no later than August 15, 2016; the review and acceptance of the IND by the FDA no later than November 15, 2016; enrollment of the first patient in a potential Phase 1/2 proof-of-concept study no later than February 28, 2017; and enrollment of 30% of the patients in such Phase 1/2 study no later than June 30, 2017. Each subsequent tranche will include the sale of common stock only (i.e., no additional warrants will be issued), with such shares priced at 90% of the 10-day volume weighted average price of Opexa’s common stock immediately preceding the occurrence of the related milestone.  In addition to certain other termination rights as provided in the Stock Purchase Agreement, either we or the purchasers may unilaterally terminate the then remaining obligations to sell and purchase shares under one or more additional tranches upon notice if a substantially equivalent Phase 1/2 clinical trial is initiated by a third party and such clinical trial is supported by the National Institutes of Health or its affiliated agencies or designees.  Additionally, any then remaining obligations we may have to sell, and of the purchasers to purchase, shares under one or more additional tranches are automatically terminated if the next potential issuance would entail an amount which, when aggregated with all prior issuances to the purchasers under the agreement plus the shares of common stock issued or issuable under the warrant, would exceed 1,328,020 shares of our common stock, subject to adjustment.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2016 with the Three Months Ended March 31, 2015

Revenue. Revenues of $726,291 and $377,453 for the three months ended March 31, 2016 and 2015, respectively, included $307,686 and $377,453, respectively, related to the $5 million payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the three months ended March 31, 2016 also include $418,605 related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $1,829,062 for the three months ended March 31, 2016, compared with $2,636,999 for the three months ended March 31, 2015. The decrease in expenses is primarily due to a decrease in the costs in connection with the ongoing clinical trial of Tcelna in SPMS, a decrease in the procurement and use of supplies for product manufacturing and development, a decrease in employee and stock-based compensation expense as well as a reduction in the facility cost.

General and Administrative Expenses. General and administrative expenses were $987,248 for the three months ended March 31, 2016, compared with $1,006,130 for the three months ended March 31, 2015. The decrease in expenses is primarily due to the reduction in employee stock-based compensation expense and a decline in consulting services.  This is offset by an increase in employee compensation including severance payments and severance accruals due to the March 2016 restructuring initiative.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2016 were $72,589, compared with $96,982 for the three months ended March 31, 2015. The decrease in depreciation is mainly due to laboratory equipment, software and leasehold improvements becoming fully depreciated. There were also no fixed assets acquired in March 2016 compared to March 2015.

Interest Income, Net.   Interest income was $108 for the three months ended March 31, 2016, compared to $731 for the three months ended March 31, 2015.

Other Income and Expense, Net.  Other Income and Expense, net was $2,106 for the three months ended March 31, 2016, compared to $11,047 in the three months ended March 31, 2015.  This was primarily driven by a gain on the currency fluctuation between the U.S. dollar and the Canadian dollar relating to payments to the clinical sites located in Canada.  The March 31, 2016 realized gain was partially offset by a reduction in the previous quarter’s spot conversion.

Net Loss. We had a net loss for the three months ended March 31, 2016 of approximately $2.2 million, or $0.31 loss per share (basic and diluted), compared with a net loss of approximately $3.4 million or $0.95 loss per share (basic and diluted) for the three months ended March 31, 2015. The decreased net loss is primarily related to the decrease in research and development expenses, specifically site payments relating to the ongoing Abili-T clinical trial and related lab supplies. The decreased net loss is also due to the increase in revenue of $348,838 recognized in connection with the additional $3.0 million in funding from Merck Serono for Phase III planning. General and administrative expenses, specifically a reduction in the Black Sholes and consulting expenses, also reduced our net loss for the three months ended March 31, 2016.

Liquidity and Capital Resources

Historically, we have financed our operations primarily from the sale of debt and equity securities.  As of March 31, 2016, we had cash and cash equivalents of approximately $10.0 million. Our operating cash burn rate during the three months ended March 31, 2016 was approximately $849,000 per month.

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

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility, and no shares have yet been sold.  We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development and manufacturing activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities through the first quarter of 2017. Alternatives available to us if needed to extend our cash runway include but are not limited to using our ATM facility and/or cutting expenses. We expect top-line data for the Abili-T trial to be available early in the fourth quarter of 2016, and thus believe we have sufficient resources to complete the trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015 described below, we would need to raise additional capital to complete the Abili-T trial.

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

While the additional proceeds anticipated to be received from the sale of the additional securities under the September 1, 2015 Stock Purchase Agreement, as amended, are anticipated to provide sufficient funding for a potential Phase 1/2 proof of concept study, assuming an IND is filed with and accepted by the FDA and that the applicable milestones under the Stock Purchase Agreement are achieved and/or such funding is otherwise available, such amounts would not be sufficient to pay our general operations during the pendency of such proof of concept study.  Depending upon the specific timing for any such study, we may need to secure additional resources to support our operations during the course of such study.  We may also need to secure additional resources to pay for the costs of any such study if we are unable to obtain funding under the Stock Purchase Agreement, as amended, including as a result of failing to meet the associated milestones.  In addition to certain other termination rights as provided in the Stock Purchase Agreement, either we or the purchasers may unilaterally terminate the then remaining obligations to sell and purchase shares under one or more additional tranches upon notice if a substantially equivalent Phase 1/2 clinical trial is initiated by a third party and such clinical trial is supported by the National Institutes of Health or its affiliated agencies or designees.  Additionally, any then remaining obligations we may have to sell, and of the purchasers to purchase, shares under one or more additional tranches are automatically terminated if the next potential issuance would entail an amount which, when aggregated with all prior issuances to the purchasers under the agreement plus the shares of common stock issued or issuable under the warrant, would exceed 1,328,020 shares of our common stock, subject to adjustment.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program and the September 1, 2015 Stock Purchase Agreement, as amended, which may result in our sale of an additional $4.5 million in shares of common stock, subject to achievement of certain milestones to further the clinical development of OPX-212 as well as other limitations potentially applicable to the availability of financing under the Stock Purchase Agreement. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

As of March 31, 2016, we had cash and cash equivalents of $10.0 million.  Our operating cash burn rate during the three months ended March 31, 2016 was approximately $849,000 per month.

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

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development and manufacturing activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities through the first quarter of 2017. Alternatives available to us if needed to extend our cash runway include but are not limited to using our ATM facility and/or cutting expenses. We expect top-line data for the Abili-T trial to be available early in the fourth quarter of 2016, and thus believe we have sufficient resources to complete the trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015 as described below, we would need to raise additional capital to complete the Abili-T trial.

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  On March 14, 2016, we entered into an amendment to the Stock Purchase Agreement to extend the timeframes for achieving the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued to the purchasers as part of the Stock Purchase Agreement was extended from April 9, 2018 to October 9, 2018.  As amended, the milestones for the subsequent tranches are as follows:

●
Tranche 2 : $1,000,000 in shares of common stock, at a per share purchase price of 90% of the 10-day volume weighted average price of the common stock for the 10 trading days (the “10-day VWAP”) immediately preceding the Tranche 2 milestone, which is the submission to the FDA of a preclinical study package to support the filing of an IND application for OPX-212, so long as such submission occurs on or before August 15, 2016 or any later date agreed to by the purchasers.

●
Tranche 3 : $1,500,000 in shares of common stock, at a per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 3 milestone, which is the acceptance of such IND by the FDA, so long as such acceptance occurs on or before the later of November 15, 2016 or three months following the Tranche 2 closing, or any later date agreed to by the purchasers.

●
Tranche 4 : $1,000,000 in shares of common stock, at a per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 4 milestone, which is the enrollment of the first patient in a Phase 1/2 clinical study of OPX-212 in patients with NMO, so long as such enrollment occurs on or before the later of February 28, 2017 or five months following the Tranche 3 closing, or any later date agreed to by the purchasers.

●
Tranche 5 : $1,000,000 in shares of common stock, at per share purchase price of 90% of the 10-day VWAP immediately preceding the Tranche 5 milestone, which is the enrollment of patients representing at least 30% of the minimum targeted enrollment in such Phase 1/2 study, so long as such enrollment occurs on or before the later of June 30, 2017 or four months following the Tranche 4 closing, or any later date agreed to by the purchasers.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program and the September 1, 2015 Stock Purchase Agreement, as amended, which may result in our sale of an additional $4.5 million in shares of common stock, subject to achievement of certain milestones to further the clinical development of OPX-212 as well as other limitations potentially applicable to the availability of financing under the Stock Purchase Agreement. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

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

We may also incur discretionary expenses related to preclinical, Phase I, Phase II and/or Phase III development programs, manufacturing scale-up/automation and technology transfer, research on additional indications and business development activities. There is no assurance that any such future expenses would be recovered by us.

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

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and in 2014, we initiated development activities for OPX-212, our drug candidate for NMO, as the second disease we are pursuing. As a platform technology, there exists the potential to address other autoimmune diseases with the technology. While preclinical development and manufacturing activities have been conducted for OPX-212 in NMO, such work is modest compared to the effort that has been committed to Tcelna for the lead MS indication. Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization. The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates. We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do. We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

From March 5, 2014 through December 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $1,397,902 and $1,335,001, respectively, on sales of an aggregate 254,308 shares of our common stock under our prior at-the-market facility.  In April 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of common stock and a Series M warrant to purchase additional common stock. The Rights Offering was completed on April 9, 2015. We issued an aggregate of 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares. Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million. On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  We also granted the purchasers certain registration rights with respect to the securities sold in the September 1, 2015 private placement transaction.  This Stock Purchase Agreement was amended on March 14, 2016 to extend by six months the timeframes for achieving the milestones relating to funding under subsequent tranches and to extend by six months the expiration date for the Series N warrants issued to the purchasers.  In addition to certain other termination rights as provided in the Stock Purchase Agreement, either we or the purchasers may unilaterally terminate the then remaining obligations to sell and purchase shares under one or more additional tranches upon notice if a substantially equivalent Phase 1/2 clinical trial is initiated by a third party and such clinical trial is supported by the National Institutes of Health or its affiliated agencies or designees.  Additionally, any then remaining obligations we may have to sell, and of the purchasers to purchase, shares under one or more additional tranches are automatically terminated if the next potential issuance would entail an amount which, when aggregated with all prior issuances to the purchasers under the agreement plus the shares of common stock issued or issuable under the warrant, would exceed 1,328,020 shares of our common stock, subject to adjustment.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 6,982,909 shares of common stock were outstanding as of March 31, 2016.  As of such date, another (i) 395,341 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,611,131 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions.  We may need to raise additional capital in order to initiate or complete additional development activities for Tcelna in MS and for OPX-212 in NMO, or to pursue additional disease indications for our T-cell technology, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock).  There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock.  Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete our clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

Item 6.	Exhibits
Exhibit No.	Description
4.1	Amended and Restated Series N Warrants issued on March 14, 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.1
Amendment to Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated March 14, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.2
Sales Agreement, dated March 25, 2016, by and between Opexa Therapeutics, Inc. and IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2016).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 12, 2016	By:	/s/ Neil K. Warma
Neil K. Warma President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amended and Restated Series N Warrants issued on March 14, 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.1
Amendment to Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated March 14, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.2
Sales Agreement, dated March 25, 2016, by and between Opexa Therapeutics, Inc. and IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2016).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_____________
*	Filed herewith.