Form 10-Q
period 2016-06-30
Opexa Therapeutics, Inc.
filed 2016-08-11
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, there were 7,049,050 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Six months ended June 30, 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$7,847,360	$12,583,764
Subscription receivable	57,985	—
Other current assets	339,782	498,798
Total current assets	8,245,127	13,082,562

Property & equipment, net of accumulated depreciation of $2,581,842 and $2,443,600, respectively	700,846	837,867
Other long term assets	489,517	496,269
Total assets	$9,435,490	$14,416,698

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$577,826	$739,850
Accrued expenses	1,455,126	1,008,077
Deferred revenue	1,452,583	2,905,165
Notes payable - insurance	37,476	148,344
Total current liabilities	$3,523,011	$4,801,436

Total liabilities	$3,523,011	$4,801,436

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,049,050 and 6,982,909 shares issued and outstanding	70,491	69,829
Additional paid in capital	163,446,589	162,884,919
Accumulated deficit	(157,604,601)	(153,339,486)
Total stockholders' equity	5,912,479	9,615,262
Total liabilities and stockholders' equity	$9,435,490	$14,416,698

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenue:
Option revenue	$726,291	$726,292	$1,452,582	$1,103,745

Research and development	1,814,940	2,795,858	3,644,002	5,432,857
General and administrative	953,582	1,345,624	1,940,830	2,351,754
Depreciation and amortization	65,653	94,002	138,242	190,984
Operating loss	(2,107,884)	(3,509,192)	(4,270,492)	(6,871,850)
Interest income, net	414	2,337	522	3,068
Other income, net	2,749	9,974	4,855	21,021
Net loss	$(2,104,721)	$(3,496,881)	$(4,265,115)	$(6,847,761)

Basic and diluted loss per share	$(0.30)	$(0.56)	$(0.61)	$(1.40)

Weighted average shares outstanding - Basic and diluted	6,995,686	6,221,152	6,989,298	4,882,680

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2015	6,982,909	$69,829	$162,884,919	$(153,339,486)	$9,615,262
Shares issued for services	51,640	517	161,117	—	161,634
Exercise of warrants	14,501	145	57,840	—	57,985
Option expense	—	—	342,713	—	342,713
Net loss	—	—	—	(4,265,115)	(4,265,115)
Balances at June 30, 2016	7,049,050	$70,491	$163,446,589	$(157,604,601)	$5,912,479

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(4,265,115)	$(6,847,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	161,634	55,713
Depreciation	138,242	190,984
Option expense	342,713	472,350
Changes in:
Other current assets	209,297	355,309
Accounts payable	(162,024)	446,234
Accrued expenses	447,049	(298,692)
Deferred revenue	(1,452,582)	1,896,255
Other long-term assets	6,752	19,470
Net cash used in operating activities	(4,574,034)	(3,710,138)

Cash flows from investing activities
Purchase of property & equipment	(1,221)	(11,779)
Net cash used in investing activities	(1,221)	(11,779)

Cash flows from financing activities
Common stock and warrants sold for cash net of offering costs	—	12,095,294
Cash generated from exercise of warrants	—	3,810
Note payable - insurance	(110,868)	—
Payment of deferred offering costs	(50,281)	—
Net cash provided by (used in) financing activities	(161,149)	12,099,104

Net change in cash and cash equivalents	(4,736,404)	8,377,187
Cash and cash equivalents at beginning of period	12,583,764	9,906,373
Cash and cash equivalents at end of period	$7,847,360	$18,283,560

Cash paid for:
Interest	$2,155	$1,035
Income taxes	—	—
NON-CASH TRANSACTIONS
Subscription receivable – exercise of warrants	$57,985	$—

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation and Going Concern

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

The accompanying unaudited consolidated financial statements for the six months ended June 30, 2016 have been prepared assuming that the Company will continue as a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of June 30, 2016, the Company had cash and cash equivalents of $7.8 million. While the Company recognizes revenue related to the $5 million and $3 million payments from Merck received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Company’s ongoing Phase IIb clinical trial (“Abili-T”) of Tcelna® in patients with Secondary Progressive MS (“SPMS”), the Company does not currently generate any commercial revenues resulting in cash receipts, nor does it expect to generate revenues during the remainder of 2016 resulting in cash receipts.  The Company’s burn rate during the six months ended June 30, 2016 was approximately $763,000 per month, thereby creating substantial doubt about the Company’s ability to continue as a going concern. Additionally, costs associated with completing the ongoing Abili-T trial may result in an increase in the monthly operating cash burn during the remainder of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations through and beyond the next 12 months including raising additional capital through either private or public equity or debt financing as well as using its at-the-market offering program and cutting expenses where possible. However, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company.

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

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Serono Agreement”) with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck Serono has an option to acquire an exclusive, worldwide (excluding Japan) license of Opexa’s Tcelna program for the treatment of multiple sclerosis (“MS”).  The option may be exercised by Merck Serono prior to or upon Opexa’s completion of the Phase IIb Trial.

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

As of June 30, 2016, Opexa had approximately $7.0 million in a savings account.  For the six months ended June 30, 2016, the savings account recognized an average market yield of 0.06%.  Interest income of $2,651 was recognized for the six months ended June 30, 2016 in the consolidated statements of operations.

Reclassifications. Certain reclassifications of prior year reported amounts have been made for comparative purposes. Opexa does not consider such reclassifications to be material and they had no effect on net income.

Note 3. Other Current Assets

Other current assets consisted of the following at June 30, 2016 and December 31, 2015:

Description	June 30, 2016	December 31, 2015
Deferred offering costs	$115,064	$28,876
Prepaid expense	224,718	469,922
Total Other Current Assets	$339,782	$498,798

Deferred offering costs at June 30, 2016 and December 31, 2015 were $115,064 and $28,876 respectively. The June 30, 2016 balance includes costs incurred from third parties in connection with the March 25, 2016 implementation of a new Sales Agreement (“ATM Agreement”) with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.   These are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, these capitalized costs will be offset against the proceeds of such sales of shares of common stock and recorded in additional paid in capital.

Prepaid expenses at June 30, 2016 and December 31, 2015 include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2).  As of June 30, 2016 and December 31, 2015, the remaining costs of $19,468 and $38,938, respectively, in connection with the Merck Serono Agreement are expected to be amortized over the upcoming 6-month period. Also included in prepaid expenses at June 30, 2016 and December 31, 2015 is an advance to Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization providing services to Opexa with respect to the Abili-T study, in the amount of $45,365 and $45,365 respectively, as well as $9,375 and $31,250 remaining from a prior payment to PRA of $75,000 upon execution of an amendment to Opexa’s agreement with PRA. The remaining balance of Opexa’s NASDAQ Capital Market All-Inclusive Annual Fee is also included in the June 30, 2016 prepaid expenses balance. Prepaid insurance in the amount of $74,827 is included in prepaid expenses at June 30, 2016 and December 31, 2015 as well as the remaining balances attributable to various service and maintenance contracts.

Note 4. Other Long Term Assets

Other long term assets consists solely of a single custom reagent that will be used primarily for the NMO program and other Pre-Phase III research activities. Upon consumption, the costs of this reagent are amortized to research and development expenses in the consolidated statements of operations.

Note 5. Equity

For the six months ended June 30, 2016, equity related transactions were as follows:

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

On May 16, 2016, a total of 103,280 shares of common stock with an aggregate fair value of $219,986 were granted to certain non-employee directors for service on Opexa’s Board of Directors. Of these common stock awards, 25% vest immediately and 25% on each of June 30, 2016, September 30, 2016 and December 31, 2016 respectively, assuming continued Board service through each such date as applicable. The total expense recognized for the quarter was $161,634.

In June 2016, Opexa issued 14,501 shares of common stock upon the exercise of Series M warrants for net proceeds of $57,985 which were recognized as a subscription receivable as of June 30, 2016 in the consolidated balance sheet and collected on July 5, 2016.

Note 6. Stock-Based Compensation

Stock Options

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the six months ended June 30, 2016, Opexa recognized stock-based compensation expense of $342,713. Unamortized stock-based compensation expense as of June 30, 2015 amounted to $1,784,159.

Stock Option Activity

 A summary of stock option activity for the six months ended June 30, 2016 is presented below:
	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2015	417,404	$18.04
Granted	250,000	2.13
Exercised	—	—
Forfeited and canceled	(31,844)	7.79
Outstanding at June 30, 2016	635,560	$10.91	7.46	$502,928
Exercisable at June 30, 2016	309,495	$16.33	7.29	$100,000

Employee Options and Non-Employee Options

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

Opexa recognized stock based compensation expense of $342,713 and $472,350 during the six months ended June 30, 2016 and 2015, respectively, for grants made to employees.

On May 16, 2016, Opexa’s shareholders approved an amendment and restatement of the 2010 Stock Incentive Plan (the “2010 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 650,000 shares and to reset the number of stock-based awards issuable to a participant in any calendar year.

On May 16, 2016, time-based options to purchase an aggregate of 200,000 shares at an exercise price of $2.13 were granted to various officers and employees. These options have a term of ten years and become exercisable over a three-year period, with 25% vesting on the grant date and the remaining 75% vesting in equal increments quarterly thereafter (in arrears) over the ensuing three years, subject to continuous service or termination of employment without cause. The fair value of these options of $384,501 was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option model for these options include (1) discount rate of 1.75% (2) expected term of 5.56 years (3) expected volatility rate of 138.59% and (4) zero expected dividends.

On May 16, 2016, a performance-based option to purchase 50,000 shares of common stock at an exercise price of $2.13 was granted to the Chief Executive Officer. This option vests in full if, on or before December 31, 2016, Merck Serono exercises its option to acquire an exclusive, worldwide (excluding Japan) license to Opexa’s Tcelna program for the treatment of multiple sclerosis under that certain Option and License Agreement between Opexa and Merck Serono dated February 4, 2013. The fair value of this milestone option is $105,721 and was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option model for these options include (1) discount rate of 1.75% (2) expected term of 10 years (3) expected volatility rate of 167.77% and (4) zero expected dividends.

In addition, during the six months ended June 30, 2016 there were 31,844 shares underlying options that were forfeited and cancelled.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2016 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2015	3,662,954	$6.30
Granted	—	—
Exercised	(14,501)	4.00
Forfeited and canceled	(51,823)	83.52
Outstanding at June 30, 2016	3,596,630	$5.19	1.71	$420,594
Exercisable at June 30, 2016	3,596,630	$5.19	1.71	$420,594

In connection with the amended stock purchase agreement entered in on March 14, 2016 (See Note 5), the Company also amended and restated the Series N Warrants to purchase shares of the Company’s common stock previously issued to the Purchasers, and extend the expiration date of the Series N Warrants by six months (i.e., from April 9, 2018 to October 9, 2018). The Company determined that there is no accounting impact to the modification of the Series N warrants since these are investor warrants.

During the three months ended June 30, 2016, 14,501 shares of common stock were issued upon the exercise of Series M warrants. The net proceeds from the exercise of these warrants was $57,985 which was received by Opexa on July 5, 2016.

Note 7. Subsequent Events

On July 29, 2016, the Company entered into an amendment with PRA for a change order relating to its clinical trials management services agreement for the ongoing Abili-T study.  The amendment encompasses additional services with a total cost of approximately $1.3 million in excess of the previously contracted amount, of which approximately $865,000 is currently payable in satisfaction of milestones that have been deemed met and approximately $404,000 will be payable as additional services are rendered.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition is as of June 30, 2016.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2015.

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

Although we have previously indicated that an IND submission to the FDA and/or a CTA submission to Health Canada followed by commencement of a phase 1/2 proof of concept study of OPX-212 in NMO (assuming acceptance of such IND and/or CTA) may occur in the first half of 2016 assuming the availability of sufficient resources, we are currently uncertain with respect to both the pace of our ongoing preclinical development and manufacturing activities for OPX-212 in NMO as well as the potential outcome of such activities.  OPX-212 in NMO remains an active preclinical program for Opexa, and we continue to believe that progress in this program is reasonably possible.  However, we have been confronted with challenges in the development of OPX-212 in NMO, including with respect to the manufacture of OPX-212.  For example, it has taken us longer than we expected to manufacture certain of the peptides associated with NMO due to their hydrophobic nature.  Moreover, we have been focusing our resources on the completion of the Abili-T study. We currently do not expect to provide further guidance in the foreseeable future on any timetable with respect to our development of OPX-212 in NMO, but instead to report substantive milestones only when and if they occur.

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto to fund our NMO program, pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  On March 14, 2016, we entered into an amendment to the Stock Purchase Agreement to extend the timeframes for achieving the milestones relating to the subsequent tranches.  As part of the amendment, the expiration date of the Series N warrants issued to the purchasers as part of the Stock Purchase Agreement was extended from April 9, 2018 to October 9, 2018.  As amended, subsequent tranches are based on the completion of the ongoing preclinical development and manufacturing activities and subsequent submission of an IND for OPX-212 in NMO no later than August 15, 2016; the review and acceptance of the IND by the FDA no later than November 15, 2016; enrollment of the first patient in a potential Phase 1/2 proof-of-concept study no later than February 28, 2017; and enrollment of 30% of the patients in such Phase 1/2 study no later than June 30, 2017. Each subsequent tranche will include the sale of common stock only (i.e., no additional warrants will be issued), with such shares priced at 90% of the 10-day volume weighted average price of Opexa’s common stock immediately preceding the occurrence of the related milestone. As we are focusing our resources on the completion of the Abili-T study, we do not currently expect to submit an IND for OPX-212 in NMO prior to August 15, 2016. In addition to certain other termination rights as provided in the Stock Purchase Agreement, either we or the purchasers may (on any of the other milestones or before the dates noted) unilaterally terminate the then remaining obligations to sell and purchase shares under one or more additional tranches upon notice if a substantially equivalent Phase 1/2 clinical trial is initiated by a third party and such clinical trial is supported by the National Institutes of Health or its affiliated agencies or designees.  Additionally, any then remaining obligations we may have to sell, and of the purchasers to purchase, shares under one or more additional tranches are automatically terminated if the next potential issuance would entail an amount which, when aggregated with all prior issuances to the purchasers under the agreement plus the shares of common stock issued or issuable under the warrant, would exceed 1,328,020 shares of our common stock, subject to adjustment.

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

Critical Accounting Policies

General. Our discussion and analysis of our financial condition and results of operations is based on our unaudited, consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our unaudited, consolidated financial statements.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2016 with the Three Months Ended June 30, 2015

Revenue. Revenues of $726,291 and $726,292 for the three months ended June 30, 2016 and 2015, respectively, included $307,686 and $307,687, respectively, related to the $5 million payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the three months ended June 30, 2016 and 2015 also include $418,605 and $418,605, respectively, related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $1,814,940 for the three months ended June 30, 2016, compared with $2,795,858 for the three months ended June 30, 2015. The decrease in expenses is primarily due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, especially a reduction in milestone payments to Opexa’s contract research organization as well as a reduction in site expenses. There was also a decrease in the procurement and use of supplies for product manufacturing and development which was partially offset by an increase in supplies and legal expenses related to the NMO study development. Due to the workforce reduction in March 2016 as well as no bonuses awarded, employee and stock-based compensation expense also attributed to the decrease.

General and Administrative Expenses. General and administrative expenses were $953,582 for the three months ended June 30, 2016, compared with $1,345,624 for the three months ended June 30, 2015. The decrease in expenses is primarily due to the workforce reduction in March 2016 and no employee bonuses which was partially offset by an increase in share-based compensation to the Board of Directors. In addition there was a reduction in legal expenses, a decrease in employee stock-based compensation expense, offset by an increase in investor relations and insurance expense.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2016 were $65,653, compared with $94,002 for the three months ended June 30, 2015. The decrease in depreciation is mainly due to laboratory equipment, leasehold improvements, furniture and fixtures as well as software becoming almost fully depreciated.

Interest Income, Net.   Interest income was $414 for the three months ended June 30, 2016, compared to $2,337 for the three months ended June 30, 2015.

Other Income and Expense, Net.  Other Income and Expense, net was $2,749 for the three months ended June 30, 2016, compared to $9,974 in the three months ended June 30, 2015. The June 30, 2016 decrease in other income and expense, net, is due to a reduction in the previous quarter’s spot conversion of outstanding Canadian site liabilities due to the declining fluctuation between the US and Canadian dollar. In June 2015, there was no spot conversion for outstanding Canadian site liabilities. This decrease was partially offset by a gain in currency fluctuation between the US dollar and the Canadian dollar relating to payments made to the clinical sites located in Canada.

Net Loss. We had a net loss for the three months ended June 30, 2016 of approximately $2.1 million, or $0.30 loss per share (basic and diluted), compared with a net loss of approximately $3.5 million or $0.56 loss per share (basic and diluted) for the three months ended June 30, 2015. The decreased net loss is primarily related to the decrease in research and development expenses, specifically site payments and certain milestone payments to Opexa’s contract research organization relating to the winding down of the Abili-T clinical trial and related lab supplies. There was also a decrease in the procurement and use of supplies for product manufacturing and development which was partially offset by an increase in supplies and legal expenses related to the NMO study development. Also during the three months ended June 30, 2016, general and administrative expenses were reduced primarily due to the workforce reduction in March 2016. In addition there was a reduction in legal expenses and a decrease in employee stock-based compensation expense, offset by an increase in investor relations and insurance expense.

Comparison of the Six Months Ended June 30, 2016 with the Six Months Ended June 30, 2015

Revenue.   Revenues of $1,452,582 and $1,103,745 for the six months ended June 30, 2016 and 2015, respectively, included $615,372 and $615,373, respectively, related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the six months ended June 30, 2016 and 2015 also include $837,210 and $488,372, respectively, related to the $3 million payment from Merck Serono in connection with Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $3,644,002 for the six months ended June 30, 2016, compared with $5,432,857 for the six months ended June 30, 2015. The decrease in expenses is primarily due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, especially a decrease in milestone payments to Opexa’s contract research organization as well as site expenses. There was also a decrease in the procurement and use of supplies for product manufacturing and development which was partially offset by an increase in procurement of supplies and legal expenses related to the NMO study development. Employee and stock-based compensation expense also attributed to the decrease due to the workforce reduction in March 2016 as well as no bonuses being awarded. Finally, logistics expense was reduced due to the last patient doses being shipped in February 2016.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2016 were $1,940,830, compared with $2,351,754 for the six months ended June 30, 2015. The 2016 decrease in general and administrative expense is mainly due to the reduction in legal and SEC expenses, a decrease in employee stock-based compensation and recruiting expenses partially offset by an increase in director fees, investor relations and rent expense. Employee compensation expense also decreased due to the workforce reduction in March 2016 as well as no bonuses being awarded. There were no deferred offering costs expensed in 2016.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2016 were $138,242, compared with $190,984 for the six months ended June 30, 2015. The decrease in depreciation is mainly due to laboratory equipment, leasehold improvements, furniture and fixtures as well as software becoming almost fully depreciated.

Interest Income, net.   Interest income net of interest expense was $522 for the six months ended June 30, 2016, compared to $3,068 for the six months ended June 30, 2015.

Other Income and Expense, Net.  Other Income was $4,855 for the six months ended June 30, 2016, compared to $21,021 in the six months ending June 30, 2015. The June 30, 2016 decrease in other income and expense, net, is due to a reduction in the previous quarter’s spot conversion of outstanding Canadian site liabilities due to the declining fluctuation between the US and Canadian dollar. In June 2015, there was no spot conversion for the outstanding liability for Canadian sites. This decrease was partially offset by a gain in currency fluctuation between the US dollar and the Canadian dollar relating to payments made to the clinical sites located in Canada.

Net Loss. We had a net loss for the six months ended June 30, 2016 of approximately $4.3 million, or $0.61 loss per share (basic and diluted), compared with a net loss of approximately $6.8 million or $1.40 loss per share (basic and diluted) for the six months ended June 30, 2015.  The decrease in net loss is primarily due to a reduction in research and development cost. Specifically, reductions due to the winding down of the clinical trial of Tcelna in SPMS, especially a decrease in milestone payments to Opexa’s contract research organization as well as clinical site expenses. There was also a decrease in the procurement and use of supplies for product manufacturing and development which was partially offset by an increase in procurement of supplies and legal expenses related to the NMO study development. Finally, logistics expense was reduced due to the last patient doses being shipped in February 2016. A reduction in general and administrative expenses also contributed to the decreased net loss due mainly to the reduction in legal and SEC expenses, a decrease in employee stock-based compensation and recruiting expenses partially offset by an increase in director fees, investor relations and rent expense. Employee compensation expense also decreased due to the workforce reduction in March 2016 as well as no bonuses being awarded, and in 2016 we did not have any deferred offering costs expense.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying unaudited consolidated financial statements for the six months ended June 30, 2016 have been prepared assuming that Opexa will continue as a going concern, meaning Opexa will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of June 30, 2016, we had cash and cash equivalents of $7.8 million. While we recognize revenue related to the $5 million and $3 million payments from Merck received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, we do not currently generate any commercial revenues resulting in cash receipts, nor do we expect to generate revenues during the remainder of 2016 resulting in cash receipts.  Our burn rate during the six months ended June 30, 2016 was approximately $763,000 per month, thereby creating substantial doubt about Opexa’s ability to continue as a going concern. Additionally, costs associated with completing the ongoing Abili-T trial may result in an increase in the monthly operating cash burn during the remainder of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase up to an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  The Stock Purchase Agreement was subsequently amended on March 14, 2016 to extend by six months the original dates for the achievement of milestones relating to the subsequent tranches and to extend by six months the expiration date of the Series N warrants issued to the purchasers.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. However, there can be no assurance that we will be able to secure additional funds or, if such funds are available, that the terms or conditions would be acceptable to us.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop during the fiscal year, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, there is no assurance that our capital raising efforts will be able to attract additional necessary capital for our operations in the future.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six months ended June 30, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

As of June 30, 2016, we had cash and cash equivalents of $7.8 million.  Our operating cash burn rate during the six months ended June 30, 2016 was approximately $763,000 per month. Additionally, costs associated with completing the ongoing Abili-T trial may result in an increase in the monthly operating cash burn during the remainder of 2016.

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

We believe that we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities into the first quarter of 2017. We expect top-line data for the Abili-T trial to be available early in the fourth quarter of 2016, and thus believe we have sufficient resources to complete the trial.  However, if our projections prove to be inaccurate, or if we encounter additional costs to complete the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing additional disease indications for our T-cell technology or pursuing clinical development of OPX-212 in NMO following an IND filing in the absence of funding under the Stock Purchase Agreement entered into on September 1, 2015, we would need to raise additional capital to complete the Abili-T trial.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. However, there can be no assurance that we will be able to secure additional funds or, if such funds are available, that the terms or conditions would be acceptable to us.

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

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our at-the-market program. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

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
  Our consolidated financial statements as of June 30, 2016 and for the six-month period then ended were prepared assuming that we will continue as a going concern, meaning that we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  While we recognize revenue related to the $5 million and $3 million payments from Merck received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, we do not currently generate any commercial revenues resulting in cash receipts, nor do we expect to generate revenues during the remainder of 2016 resulting in cash receipts.  As of June 30, 2016, we had cash and cash equivalents of $7.8 million.  Our cash burn rate during the six months ended June 30, 2016 was approximately $763,000 per month.  Additionally, costs associated with completing the ongoing Abili-T trial may result in an increase in the monthly operating cash burn during the remainder of 2016. Based on our projected burn rate for the remainder of 2016, we believe we have sufficient liquidity to support our current clinical activities for the Abili-T trial of Tcelna in SPMS, to continue planned preclinical development activities for OPX-212 in NMO, and for general operations to sustain the Company and support such activities into the first quarter of 2017. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. In the absence of significant additional funding to support our operations through and beyond the next 12 months, there is substantial doubt about our ability to continue as a going concern.  This may make it more difficult for us to raise funds.  Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures or to generate revenue. If we are unable to obtain additional financing to support our current clinical trial activities and operations beyond the projected runway, we may not be able to continue operations as proposed, which may require us to suspend or terminate any ongoing clinical trials or any other development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.  In such event, investors may lose a portion or all of their investment.  Our unaudited, consolidated financial statements contain no adjustment for the outcome of this uncertainty.

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

We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share and a minimum stockholders’ equity of $2.5 million), as well as certain corporate governance standards, to maintain the listing of our common stock on the NASDAQ Capital Market.  In the past we have received staff deficiency letters from NASDAQ but we are currently compliant with NASDAQ listing requirements.

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

From March 5, 2014 through December 31, 2015, we generated gross and net proceeds including amortization of deferred financing costs of $1,397,902 and $1,335,001, respectively, on sales of an aggregate 254,308 shares of our common stock under our prior at-the-market facility.  In April 2015, we raised $13,804,140 in gross proceeds, before expenses, through subscriptions for 3,137,305 units in a Rights Offering to holders of our common stock and holders of our outstanding Series L warrants who were entitled to participate. Each unit was composed of common stock and a Series M warrant to purchase additional common stock. The Rights Offering was completed on April 9, 2015. We issued an aggregate of 3,137,305 shares of common stock and Series M warrants to purchase a like number of shares. Net proceeds, after deduction of fees and expenses, including dealer-manager fees, were $12.1 million. On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock for a per share purchase price of $4.40 and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999.  We also agreed to sell and the purchasers agreed to purchase up to an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212.  We also granted the purchasers certain registration rights with respect to the securities sold in the September 1, 2015 private placement transaction.  This Stock Purchase Agreement was amended on March 14, 2016 to extend by six months the timeframes for achieving the milestones relating to funding under subsequent tranches and to extend by six months the expiration date for the Series N warrants issued to the purchasers. In addition to certain other termination rights as provided in the Stock Purchase Agreement, either we or the purchasers may unilaterally terminate the then remaining obligations to sell and purchase shares under one or more additional tranches upon notice if a substantially equivalent Phase 1/2 clinical trial is initiated by a third party and such clinical trial is supported by the National Institutes of Health or its affiliated agencies or designees.  Additionally, any then remaining obligations we may have to sell, and of the purchasers to purchase, shares under one or more additional tranches are automatically terminated if the next potential issuance would entail an amount which, when aggregated with all prior issuances to the purchasers under the agreement plus the shares of common stock issued or issuable under the warrant, would exceed 1,328,020 shares of our common stock, subject to adjustment.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 7,049,050 shares of common stock were outstanding as of June 30, 2016.  As of such date, another (i) 585,560 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,596,630 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash (i) to continue funding the ongoing Abili-T clinical study of Tcelna in patients with SPMS, and (ii) to continue preclinical activities for OPX-212 in patients with NMO, and if such activities are successful, to file an IND application with the FDA to initiate a Phase 1/2 proof-of-concept study.  We reached our enrollment target for the Abili-T trial in June 2014, and a total of 190 patients have been enrolled in this two-year study.  We expect top-line data for Tcelna to be available early in the fourth quarter of 2016.  While we believe we have sufficient resources to complete the trial and support our operations during the pendency of the trial, if our projections prove to be inaccurate or we encounter additional costs to complete the trial or to sustain our operations, we may need to raise additional capital or modify either the Abili-T clinical study, our development of OPX-212 in NMO, or other aspects of our current business plan.

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

The Series M warrants issued in April 2015 in connection with the Rights Offering will expire on April 9, 2018.  The warrants entitle the holders to purchase shares of common stock at an exercise price of $12.00 per share from July 1, 2016 through their expiration three years from the date of issuance.  There can be no assurance that the market price of our common stock will exceed the exercise price of the warrants at any or all times prior to their expiration. Any warrants not exercised by their expiration date will expire worthless and we will be under no further obligation to the warrant holder.

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
10.1*
License Agreement, dated September 5, 2001, by and between Opexa Therapeutics, Inc. (as successor) and Baylor College of Medicine (a redacted copy of which was previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, File No. 000-25513).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: August 11, 2016	By:	/s/ Neil K. Warma
Neil K. Warma President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*
License Agreement, dated September 5, 2001, by and between Opexa Therapeutics, Inc. (as successor) and Baylor College of Medicine (a redacted copy of which was previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, File No. 000-25513).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_____________
* Filed herewith.