Form 10-Q
period 2016-09-30
Opexa Therapeutics, Inc.
filed 2016-11-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016

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

As of November 1, 2016, there were 7,141,054 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Nine months ended September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$5,814,300	$12,583,764
Other current assets	224,806	498,798
Total current assets	6,039,106	13,082,562

Property & equipment, net of accumulated depreciation of $2,633,887 and $2,443,600, respectively	648,801	837,867
Other long term assets	489,517	496,269
Total assets	$7,177,424	$14,416,698

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,021,485	$739,850
Accrued expenses	1,099,558	1,008,077
Deferred revenue	726,292	2,905,165
Notes payable - insurance	—	148,344
Total current liabilities	$2,847,335	$4,801,436

Total liabilities	$2,847,335	$4,801,436

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,141,054 and 6,982,909 shares issued and outstanding	71,411	69,829
Additional paid in capital	163,869,183	162,884,919
Accumulated deficit	(159,610,505)	(153,339,486)
Total stockholders' equity	4,330,089	9,615,262
Total liabilities and stockholders' equity	$7,177,424	$14,416,698

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Option revenue	$726,291	$726,291	$2,178,873	$1,830,036

Research and development	2,165,728	2,420,220	5,809,730	7,853,076
General and administrative	512,727	1,023,848	2,453,557	3,375,602
Loss on disposition of assets	—	1,167	—	1,167
Depreciation and amortization	52,045	89,018	190,287	280,003
Operating loss	(2,004,209)	(2,807,962)	(6,274,701)	(9,679,812)
Interest income, net	686	2,222	1,208	5,290
Other income (expense), net	(2,381)	11,760	2,474	32,781
Net loss	$(2,005,904)	$(2,793,980)	$(6,271,019)	$(9,641,741)

Basic and diluted loss per share	$(0.28)	$(0.42)	$(0.89)	$(1.75)

Weighted average shares outstanding - Basic and diluted	7,073,703	6,709,251	7,017,638	5,498,228

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid inCapital	Accumulated Deficit	Total
Balances at December 31, 2015	6,982,909	$69,829	$162,884,919	$(153,339,486)	$9,615,262
Shares issued for services	77,460	775	164,215	—	164,990
Exercise of warrants	14,501	145	57,840	—	57,985
Common stock sold for cash	66,184	662	276,250	—	276,912
Option expense	—	—	485,959	—	485,959
Net loss	—	—	—	(6,271,019)	(6,271,019)
Balances at September 30, 2016	7,141,054	$71,411	$163,869,183	$(159,610,505)	$4,330,089

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(6,271,019)	$(9,641,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	164,990	66,963
Depreciation	190,287	280,003
Loss on disposition of equipment	—	1,167
Option expense	485,959	661,369
Changes in:
Other current assets	356,757	429,620
Accounts payable	278,562	315,685
Accrued expenses	91,481	(157,964)
Deferred revenue	(2,178,873)	1,169,964
Other long-term assets	6,752	29,205
Net cash used in operating activities	(6,875,104)	(6,845,729)

Cash flows from investing activities
Purchase of property & equipment	(1,221)	(69,944)
Net cash used in investing activities	(1,221)	(69,944)

Cash flows from financing activities
Common stock and warrants sold for cash net of offering costs	276,912	12,602,418
Cash generated from exercise of warrants	57,985	4,410
Cash paid for fractional shares	—	(5,028)
Note payable - insurance	(148,344)	—
Payment of deferred offering costs	(79,692)	—
Net cash provided by financing activities	106,861	12,601,800

Net change in cash and cash equivalents	(6,769,464)	5,686,127
Cash and cash equivalents at beginning of period	12,583,764	9,906,373
Cash and cash equivalents at end of period	$5,814,300	$15,592,500

Cash paid for:
Interest	$2,352	$50
NON-CASH TRANSACTIONS
Unpaid deferred offering cost	3,073	—

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

The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2016 have been prepared assuming that the Company will continue as a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of September 30, 2016, the Company had cash and cash equivalents of $5.8 million as well as accounts payable and accrued expenses aggregating $2.1 million. While the Company recognizes revenue related to the $5 million and $3 million payments from Merck received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Company’s Phase IIb clinical trial (“Abili-T”) of Tcelna® in patients with secondary progressive multiple sclerosis (“SPMS”), the Company does not currently generate any commercial revenues resulting in cash receipts, nor does it expect to generate revenues during the remainder of 2016 resulting in cash receipts.  The Company’s burn rate during the nine months ended September 30, 2016 was approximately $765,000 per month, thereby creating substantial doubt about the Company’s ability to continue as a going concern. Subsequent to quarter-end, on October 28, 2016, the Company announced that the Abili-T trial did not meet its primary or secondary endpoints. The Company implemented a reduction in workforce of 40% of its then 20 full-time employees, announced on November 2, 2016, while the Company reevaluates its programs and various strategic alternatives in light of the disappointing Abili-T study data. The Company anticipates further restructuring by the end of 2016 to conserve cash resources. The Company is currently analyzing the complete data set from the Abili-T trial. The Company is also conducting a review of its other research and development programs, including the preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. The Company cannot predict its future cash needs until it completes this analysis. Based on the top-line results from the Abili-T trial, however, it is unlikely that the Company will continue with development of Tcelna. Additionally, costs associated with completing the Abili-T trial and implementing restructuring of the Company’s work force may result in an increase in the monthly operating cash burn during the remainder of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations through and beyond the next 12 months including raising additional capital through either private or public equity or debt financing as well as using its at-the-market offering program and cutting expenses where possible. However, in light of the disappointing Abili-T study results, there can be no assurance that the Company will be able to secure additional funds and that if such funds are available, whether the terms or conditions would be acceptable to the Company.

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

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Serono Agreement”) with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the terms, Merck Serono has an option (the “Option”) to acquire an exclusive, worldwide (excluding Japan) license of Opexa’s Tcelna program for the treatment of multiple sclerosis (“MS”).  The Option may be exercised by Merck Serono prior to or upon Opexa’s completion of the Phase IIb Trial.

Opexa received an upfront payment of $5 million for granting the Option.  Opexa recognized revenues from nonrefundable, up-front $5 million Option fees related to the Merck Serono Agreement on a straight-line basis over the estimated Option exercise period which coincides with the expected completion term of the Abili-T clinical trial in SPMS.  If the Option is exercised despite the disappointing results of the Abili-T study, Merck Serono would pay the Company an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although the Company would retain an option to co-fund certain development in exchange for increased royalty rates. The Company would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.

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

As of September 30, 2016, Opexa had approximately $4.9 million in a savings account.  For the nine months ended September 30, 2016, the savings account recognized an average market yield of 0.06%.  Interest income of $3,561 was recognized for the nine months ended September 30, 2016 in the consolidated statements of operations.

Note 3. Other Current Assets

Other current assets consisted of the following at September 30, 2016 and December 31, 2015:

Description	September 30, 2016	December 31, 2015
Deferred offering costs	$111,641	$28,876
Prepaid expense	113,165	469,922
Total Other Current Assets	$224,806	$498,798

Deferred offering costs at September 30, 2016 and December 31, 2015 were $111,641 and $28,876 respectively. The September 30, 2016 balance includes costs incurred from third parties in connection with the March 25, 2016 implementation of a new Sales Agreement (“ATM Agreement”) with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.   These are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, these capitalized costs will be offset against the proceeds of such sales of shares of common stock and recorded in additional paid in capital. As of September 30, 2016, $7,626 of deferred offering costs were recorded in additional paid in capital.

Prepaid expenses at September 30, 2016 and December 31, 2015 include costs incurred from third parties in connection with the Merck Serono Agreement (see Note 2).  As of September 30, 2016, the remaining costs of $9,733 in connection with the Merck Serono Agreement are expected to be amortized over the upcoming 3-month period. Also included in prepaid expenses at September 30, 2016 and December 31, 2015 is an advance to Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization providing services to Opexa with respect to the Abili-T study, in the amount of $45,365 and $45,365 respectively, as well as $0 and $31,250 remaining from a prior payment to PRA of $75,000 upon execution of an amendment to Opexa’s agreement with PRA. The remaining balance of Opexa’s NASDAQ Capital Market All-Inclusive Annual Fee of $13,750 is also included in the September 30, 2016 prepaid expenses balance. Prepaid insurance in the amount of $5,970 is included in prepaid expenses at September 30, 2016. The remaining balances are attributable to various service and maintenance contracts.

Note 4. Other Long Term Assets

Other long term assets consists solely of a single custom reagent that is available to be used for the development of the Company’s product candidate OPX-212 for neuromyelitis optica (“NMO”), other Pre-Phase III research activities or potentially for other treatment options or autoimmune diseases utilizing the T-cell technology platform. Upon consumption, the costs of this reagent are amortized to research and development expenses in the consolidated statements of operations.

Note 5. Equity

For the nine months ended September 30, 2016, equity related transactions were as follows:

On March 14, 2016, Opexa entered into an amendment to the September 1, 2015 Stock Purchase Agreement with the purchasers party thereto, to extend by nine months the original dates for the milestones relating to the subsequent tranches. As part of the amendment, the expiration date of the Series N warrants issued pursuant to the Stock Purchase Agreement was also extended from April 9, 2018 to October 9, 2018. The Company determined that there is no accounting impact to the modification of the Series N warrants since these are investor warrants.

On May 16, 2016, a total of 103,280 shares of common stock with an aggregate fair value of $219,986 were granted to certain non-employee directors for service on Opexa’s Board of Directors. Of these common stock awards, 25% vest immediately and 25% on each of June 30, 2016, September 30, 2016 and December 31, 2016 respectively, assuming continued Board service through each such date as applicable. The total expense recognized for the nine months ended September 30, 2016 was $164,990.

In June 2016, Opexa issued 14,501 shares of common stock upon the exercise of Series M warrants for net proceeds of $57,985 collected on July 5, 2016.

 From August 17, 2016 through September 13, 2016, Opexa sold an aggregate of 66,184 shares of common stock under the ATM facility, with the new Sales Agreement entered into with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.). Gross and net proceeds, including amortization of deferred offering costs, were $293,345 and $276,912, respectively. The average share price ranged from $4.12 to $4.73 per share. These sales settled and shares were issued by September 30, 2016. The shelf registration statement and the offering prospectus relating to the ATM facility must be kept current in order to use the program to sell shares of common stock in the future.

Note 6. Stock-Based Compensation

Stock Options

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the nine months ended September 30, 2016, Opexa recognized stock-based compensation expense of $485,959. Unamortized stock-based compensation expense as of September 30, 2016 amounted to $1,877,706.

Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2016 is presented below:
	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2015	417,404	$18.04
Granted	290,000	2.41
Exercised	—	—
Forfeited and canceled	(36,751)	28.61
Outstanding at September 30, 2016	670,653	$10.70	8.53	$258,169
Exercisable at September 30, 2016	338,876	$15.31	7.23	$65,000

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

Opexa recognized stock based compensation expense of $485,959 and $661,369 during the nine months ended September 30, 2016 and 2015, respectively, for grants made to employees.

On May 16, 2016, Opexa’s shareholders approved an amendment and restatement of the 2010 Stock Incentive Plan (the “2010 Plan”) to increase the number of shares of common stock reserved for issuance by an additional 650,000 shares and to reset the number of stock-based awards issuable to a participant in any calendar year. As of September 30, 2016 a maximum of 380,101 options to purchase shares of common stock are available for future grants.

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

On August 16, 2016, time-based options to purchase an aggregate of 40,000 shares at an exercise price of $4.13 were granted to various employees. These options have a term of ten years and become exercisable over a three-year period, with 25% vesting on the grant date and the remaining 75% vesting in equal increments quarterly thereafter (in arrears) over the ensuing three years, subject to continuous service or termination of employment without cause. The fair value of these options of $148,557 was calculated using the Black-Scholes option pricing model. Variables used in the Black-Scholes option model for these options include (1) discount rate of 1.57% (2) expected term of 5.56 years (3) expected volatility rate of 137.40% and (4) zero expected dividends.

In addition, during the nine months ended September 30, 2016 there were 36,751 shares underlying options that were forfeited and cancelled.

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2016 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2015	3,662,954	$6.30
Granted	—
Exercised	(14,501)	4.00
Forfeited and canceled	(51,823)	83.52
Outstanding at September 30, 2016	3,596,630	$12.39	1.46	$—
Exercisable at September 30, 2016	3,596,630	$12.39	1.46	$—

In connection with the amended stock purchase agreement entered in on March 14, 2016 (See Note 5), the Company also amended and restated the Series N Warrants to purchase shares of the Company’s common stock previously issued to the Purchasers, and extend the expiration date of the Series N Warrants by nine months (i.e., from April 9, 2018 to October 9, 2018). The Company determined that there is no accounting impact to the modification of the Series N warrants since these are investor warrants. In June 2016, Opexa issued 14,501 shares of common stock upon the exercise of Series M warrants for net proceeds of $57,985 collected on July 5, 2016. During the nine months ended September 30, 2016, 51,823 warrants were forfeited and canceled.

Note 7. Subsequent Events

Results of Phase IIb Abili-T Clinical Trial for Tcelna in SPMS

On October 28, 2016, the Company announced that its Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna (imilecleucel-T) in patients with SPMS did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression.

Reduction in Force

In light of the Abili-T trial results, on November 2, 2016, the Company announced that its board of directors had approved a 40% reduction of the Company’s current full-time workforce of 20 employees in order to reduce operating expenses and conserve cash resources. The Company estimates that it will incur incremental aggregate cash charges of approximately $95,000 associated with this workforce reduction. The Company expects further restructuring by the end of 2016 to conserve cash resources.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition is as of September 30, 2016.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements do not constitute guarantees of future performance.  Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of Opexa’s product candidates, Tcelna (imilecleucel-T) and OPX-212, constitute forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated.  These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

●
the continued development of Tcelna for the treatment of secondary progressive multiple sclerosis (“SPMS”), the continued development of OPX-212 for neuromyelitis optica (“NMO”), or any continued research or development;

●	market conditions;
●	our capital position;
●	our ability to compete with larger, better financed pharmaceutical and biotechnology companies;
●	new approaches to the treatment of our targeted diseases;
●	our expectation of incurring continued losses;
●	our uncertainty of developing a marketable product;
●	our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or OPX-212);
●	our ability to maintain compliance with NASDAQ listing standards;
●	the outcome of our clinical trials, including for the Company’s Phase IIb clinical trial (“Abili-T”) of Tcelna in patients with SPMS;
●
whether Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A., elects to exercise its option (the “Option”) to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of multiple sclerosis (“MS”) despite the disappointing results of the Abili-T study and, if so, whether we receive any development or commercialization milestone payments or royalties from Merck Serono pursuant to the Option;

●	our dependence (if Merck Serono exercises its Option despite the disappointing results of the Abili-T study) on the resources and abilities of Merck Serono for the further development of Tcelna;
●	the efficacy of Tcelna for any particular indication, such as for relapsing remitting MS or SPMS, and the efficacy of OPX-212 for NMO;
●	our ability to develop and commercialize products;
●	our ability to obtain required regulatory approvals;
●	our compliance with all Food and Drug Administration regulations;
●	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and OPX-212);
●	the risk of litigation regarding our intellectual property rights or the rights of third parties;
●	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
●	our limited manufacturing capabilities;
●	our dependence on third-party manufacturers;
●	our ability to hire and retain skilled personnel;
●	our volatile stock price; and
●	other risks detailed in our filings with the SEC.

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

Opexa is a biopharmaceutical company developing personalized immunotherapies with the potential to treat major illnesses, including multiple sclerosis (MS) as well as other autoimmune diseases such as NMO. These therapies are based on our proprietary T-cell technology. Information related to our product candidates, Tcelna® and OPX-212, is preliminary and investigative. Tcelna and OPX-212 have not been approved by the U.S. Food and Drug Administration (FDA) or other global regulatory agencies for marketing.

On October 28, 2016, we announced that the Abili-T trial did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. Abili-T is a 183-patient, randomized, double-blind, placebo-controlled Phase IIb study that was conducted at 35 clinical trial sites in the U.S. and Canada and designed to evaluate the safety and efficacy of Tcelna (imilecleucel-T) in patients with SPMS. Patients in the Tcelna arm of the study received two annual courses of Tcelna treatment consisting of five subcutaneous injections per year. We completed enrollment of the Abili-T study in May 2014 and un-blinded the results from the study in late October 2016.

The primary endpoint for the Abili-T study was the percentage of whole brain volume change as measured by magnetic resonance imaging (“MRI”) at two years. The analysis was conducted using a mixed model of repeated measures to include data from months 6, 12 and 24, relative to baseline normalized brain volume values. The mean percentage (and standard deviation) brain volume loss at two years for placebo-treated subjects was -0.657 (0.7598), and for Tcelna-treated subjects was -0.886 (0.7519) [p=0.043]. Further analysis of the data may be conducted to evaluate the potential for pseudo-atrophy to be a primary driver in the change in whole brain atrophy for Tcelna versus placebo-treated subjects.

Secondary endpoints included percentage of subjects with confirmed disease progression of disability in one or more of the Expanded Disability Status Scale (“EDSS”), Timed 25-foot Walk (“T25FW”), or 9-Hole Peg Test (“9HPT”). For each test, the following definitions were applied: EDSS score increased from baseline by at least 1 point if baseline EDSS <6.0, or by at least 0.5 points if baseline EDSS ≥6 sustained for 12 weeks; for T25FW, time increased by at least 20% of the baseline walk sustained for six months; and for 9HPT, time increased by at least 20% of the time taken at baseline sustained for six months. After two years on study, 32.2% of placebo-treated subjects were scored as progressed, compared to 33.3% of Tcelna-treated subjects [p=0.873]. A further secondary endpoint monitored time to sustained progression of disability by EDSS confirmed over three months, but not associated with an acute relapse. 17.8% of placebo subjects versus 20.4% of Tcelna-treated subjects were scored as progressed by EDSS after two years on study. Time (in months) to sustained progression by Kaplan-Meier analysis generated values for the 25% quartile of 24.9 for placebo, versus 25.0 for Tcelna [p=0.697].

The overall summary of adverse events (“AEs”) in the safety population consisting of 93 placebo subjects and 96 Tcelna-treated subjects found no difference in treatment-emergent adverse events (“TEAE”) possibly, probably or definitely related to study treatment. The number of subjects with a TEAE leading to early study termination was 9 (9.7%) in the placebo treatment arm, versus 6 (6.3%) in the Tcelna treatment arm. Tcelna was considered safe and well tolerated.

An immune monitoring program was conducted on blood samples collected over time to detect Tcelna-induced immune modulation. The analysis of the differentiation and functional status of various anti-inflammatory/regulatory CD4+ T-cells showed no difference between Tcelna and placebo-treated subjects. A statistically significant increase in CD4+ T-cells displaying a Th17 (IL-17+) and Th1 (IFNg+) profile was recorded in Tcelna-treated subjects. This inflammatory response to the Tcelna product may correlate with priming of the immune response to target myelin-reactive T-cells (MRTC). A correlation analysis of immune monitoring T-cell phenotypes to MRTC bio-activity has not yet been conducted.

We are currently analyzing the complete data set from the Abili-T trial. We are also conducting a review of our other research and development programs, including our preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. We cannot predict our future cash needs until we complete this analysis. Based on the top-line results from the Abili-T trial, however, it is unlikely that we will continue with further development of Tcelna.

We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluate our programs and various strategic alternatives in light of the disappointing Abili-T study data. We anticipate further restructuring by the end of 2016 to conserve cash resources.

To date, we have devoted substantially all of our resources to research and development efforts relating to our lead product candidate, Tcelna, including conducting clinical trials and developing manufacturing capabilities, providing general and administrative support for these operations, and protecting our intellectual property. We do not have any products approved for sale and have not generated any commercial revenues resulting in cash receipts, nor do we expect to generate revenues during the remainder of 2016 resulting in cash receipts. From inception, we have funded our operations primarily through the sales of equity and debt securities.

We have incurred net losses in each year since our inception. As of September 30, 2016, we had an accumulated deficit of approximately $159.6 million. Substantially all of our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

If we determine to continue the development of one or more of our programs, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct further development. Given the disappointing results of our Abili-T trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. However, in light of the Abili-T study results, there can be no assurance that we will be able to secure additional funds or, if such funds are available, that the terms or conditions would be acceptable to us. If we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws. In such event, our shareholders may lose a substantial portion or even all of their investment.

Option and License Agreement with Merck Serono

On February 4, 2013, we entered into an Option and License Agreement with Merck Serono.  Pursuant to the agreement, Merck Serono has the Option to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS.  The Option may be exercised by Merck Serono prior to or upon completion of our ongoing Abili-T trial of Tcelna in patients with SPMS.  Under the terms of the agreement, we received an upfront payment of $5 million for granting the Option.  If the Option is exercised despite the disappointing results of the Abili-T study, Merck Serono would pay us an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights to use for other indications outside of MS.

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

License Agreement with Baylor College of Medicine

In 2001, we entered into an agreement with Baylor College of Medicine for the exclusive worldwide license to a patient-specific, autologous T-cell immunotherapy for the treatment of MS, which is the initial T-cell technology on which Tcelna is based, including rights to certain patents held by Baylor. In consideration for the right and license to commercially exploit such technology, we agreed to pay the following (per scenario 1 of the license agreement): (i) a 2% royalty on net sales of licensed patented products sold by Opexa or its affiliates where annual gross sales of such products is less than or equal to $500 million; (ii) a 1% royalty on net sales of licensed patented products sold by Opexa or its affiliates where annual gross sales of such products exceed $500 million; (iii) a 1% royalty on net sales of licensed patent pending products sold by Opexa or its affiliates; and (iv) a 1% royalty on net sales of licensed patented products or licensed patent pending products sold by any sublicensees of Opexa (which would include Merck Serono if it exercises its Option to acquire the Tcelna program pursuant to the Option Agreement (described above), and ultimately receives regulatory approval and commercializes Tcelna). Unless earlier terminated, the Baylor license agreement expires in 2025 upon expiration of the last of the licensed patent rights.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended September 30, 2016 with the Three Months Ended September 30, 2015

Revenue. Revenues of $726,291 and $726,291 for the three months ended September 30, 2016 and 2015, respectively, included $307,686 and $307,686, respectively, related to the $5 million payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the three months ended September 30, 2016 and 2015 also include $418,605 and $418,605, respectively, related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $2,165,728 for the three months ended September 30, 2016, compared with $2,420,220 for the three months ended September 30, 2015. The decrease in expenses is primarily due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, including our site expenses as well as additional expense reduction due to a pause in NMO study development cost. Additionally, there was a decrease in our legal patent protection expenses, and the March 2016 workforce reduction further reduced third quarter expenses. These reductions were almost completely offset by the increase in our monthly expenses to Pharmaceutical Research Associates, Inc. (PRA), as well as an execution payment and additional milestone payments relating to an amendment entered into for a change order relating to our clinical trials management services agreement for the ongoing Abili-T study.

General and Administrative Expenses. General and administrative expenses were $512,727 for the three months ended September 30, 2016, compared with $1,023,848 for the three months ended September 30, 2015. The decrease in expenses is primarily due to the workforce reduction in March 2016 and a reduction in our legal, accounting and securities expenses. A reduction in our option expense further decreased our third quarter expenses as did lower consulting and convention expenses. These reductions were slightly offset by a decrease in the reallocation of general and administrative expenses to research and development.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2016 were $52,045, compared with $89,018 for the three months ended September 30, 2015. The decrease in depreciation is mainly due to laboratory equipment, leasehold improvements, furniture and fixtures as well as software becoming almost fully depreciated.

Interest Income, Net.   Net interest income was $686 for the three months ended September 30, 2016, compared to $2,222 for the three months ended September 30, 2015.

Other Income and Expense, Net.  Other Income and Expense, net was an expense of $2,381 for the three months ended September 30, 2016, compared to net income of $11,760 in the three months ended September 30, 2015. The decrease in 2016 is due to a reduction in the number of Canadian clinical sites still treating patients and the related realized gain in currency fluctuation between the US dollar and the Canadian dollar for payments made to clinical sites located in Canada.

Net Loss. We had a net loss for the three months ended September 30, 2016 of approximately $2.0 million, or $0.28 loss per share (basic and diluted), compared with a net loss of approximately $2.8 million or $0.42 loss per share (basic and diluted) for the three months ended September 30, 2015. The decrease in research and development expenses is primarily due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, including our site expenses as well as additional expense reduction due to a pause in NMO study development cost. Additionally, there was a decrease in our patent protection cost and the March 2016 workforce reduction further decreased third quarter expenses. These reductions were largely offset by the increase in our monthly expenses to PRA as well as an execution payment and additional milestone payments relating to an amendment entered into for a change order relating to our clinical trials management services agreement for the Abili-T study. General and administrative expenses were also reduced due to the workforce reduction as well as a decrease in our legal, accounting and securities expenses. Our Black-Sholes option expense was reduced as well as our depreciation and amortization expense due to many of our fixed assets being fully amortized.

Comparison of the Nine Months Ended September 30, 2016 with the Nine Months Ended September 30, 2015

Revenue.   Revenues of $2,178,873 and $1,830,036 for the nine months ended September 30, 2016 and 2015, respectively, included $923,058 and $923,058, respectively, related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the nine months ended September 30, 2016 and 2015 also include $1,255,815 and $906,978, respectively, related to the $3 million payment from Merck Serono in connection with Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $5,809,730 for the nine months ended September 30, 2016, compared with $7,853,076 for the nine months ended September 30, 2015. The decrease in expenses are primarily due to the March 2016 workforce reduction, partially offset by an increase in contract labor and our employee retention plan. Another major decrease in expense is due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, especially a decrease in our site expenses as well as patient and contract research organization travel, safety and laboratory services. There was also a decrease in the procurement and use of supplies for product manufacturing and development of Tcelna in SPMS, as well as a net decrease in procurement of supplies and blood samples related to the NMO study development. Patent protection and a decrease in the reallocation of general and administrative expenses further reduced research and development costs. Finally, logistics expense was reduced due to the last patient doses being shipped in February 2016. All these expense reductions were moderately offset by an execution payment and increased monthly payments to PRA relating to an amendment entered into for a change order relating to our clinical trials management services agreement for the ongoing Abili-T study, as well as stability testing for our custom reagents and increased stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2016 were $2,453,557 compared with $3,375,602 for the nine months ended September 30, 2015. The decrease in expenses is primarily due to a reduction in our legal, accounting and securities expenditures. Our Black-Sholes option expense further decreased our third quarter expenses as did lower consulting and convention payments, partially offset by an increase in our investor relation fees. Additionally, due to the March 2016 workforce reduction, employee compensation expense decreased, which was offset by expense of our employee retention plan. Equipment rental and repairs and maintenance decreased due to reclassifying these expenses to research and development. These general and administrative reductions were slightly offset by a decrease in the reallocation of general and administrative expenses to research and development as well as an increase in directors’ fees and restricted stock awards.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2016 were $190,287 compared with $280,003 for the nine months ended September 30, 2015. The decrease in depreciation is due to laboratory equipment, leasehold improvements, furniture and fixtures as well as software becoming almost fully depreciated.

Interest Income, net.   Interest income net of interest expense was $1,208 for the nine months ended September 30, 2016, compared to $5,290 for the nine months ended September 30, 2015.

Other Income and Expense, Net.  Other Income was $2,474 for the nine months ended September 30, 2016, compared to $32,781 in the nine months ended September 30, 2015. The decrease in 2016 is due to a reduction in the number of Canadian clinical sites still treating patients and the related realized gain in currency fluctuation between the US and Canadian dollar for services billed in Canadian dollars, yet paid in US dollars. Offsetting this gain is a reduction in the spot conversion due to decreasing Canadian site liabilities and the corresponding conversion from Canadian to US dollars.

Net Loss. We had a net loss for the nine months ended September 30, 2016 of approximately $6.3 million, or $0.89 loss per share (basic and diluted), compared with a net loss of approximately $9.6 million or $1.75 loss per share (basic and diluted) for the nine months ended September 30, 2015.  The decrease in net loss is primarily due to a reduction in research and development cost, including a decrease in employee compensation expense due to the March 2016 workforce reduction and a decrease in clinical site and patient related expenses due to the winding down of the clinical trial of Tcelna in SPMS. A decrease in the procurement and use of supplies for product manufacturing and development of Tcelna in SPMS, as well as a net decrease in procurement of supplies and blood samples related to the NMO study development, also contributed to the reduction of research and development expenses. These decreases were offset by an execution payment and increased monthly payments to PRA relating to an amendment entered into for a change order relating to our clinical trials management services agreement for the ongoing Abili-T study, as well as stability testing for our custom reagents. Secondly, general and administrative expenses were less due to a reduction in our legal, accounting and securities expenditures. Our Black-Sholes option expense further decreased our third quarter expenses as did lower consulting and convention payments, partially offset by an increase in our investor relation fees. Additionally, due to the March 2016 workforce reduction, net employee compensation expense decreased. Equipment rental and repairs and maintenance decreased due to reclassifying these expenses to research and development. These general and administrative reductions were slightly offset by a decrease in the reallocation of general and administrative expenses to research and development as well as an increase in directors’ fees and restricted stock awards.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The accompanying unaudited consolidated financial statements for the nine months ended September 30, 2016 have been prepared assuming that Opexa will continue as a going concern, meaning Opexa will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of September 30, 2016, we had cash and cash equivalents of $5.8 million as well as accounts payable and accrued expenses aggregating $2.1 million. While we recognize revenue related to the $5 million and $3 million payments from Merck received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, we do not currently generate any commercial revenues resulting in cash receipts, nor do we expect to generate revenues during the remainder of 2016 resulting in cash receipts.  Our burn rate during the nine months ended September 30, 2016 was approximately $765,000 per month, thereby creating substantial doubt about our ability to continue as a going concern. Additionally, costs associated with completing the Abili-T trial and implementing restructuring of our work force may result in an increase in the monthly operating cash burn during the remainder of 2016. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluate our programs and various strategic alternatives in light of the disappointing Abili-T study data. We anticipate further restructuring by the end of 2016 to conserve cash resources. We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into the first quarter of 2017. However, if our projections prove to be inaccurate, or if we encounter additional costs to wind down the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing further research and development, we would need to raise additional capital to continue our operations.

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. From August 17 through September 13, 2016, we sold an aggregate of 66,184 shares of our common stock under our ATM facility. We generated gross and net proceeds, including amortization of deferred offering costs, of $293,345 and $276,912, respectively, with the average share price ranging from $4.12 to $4.73 per share.  We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

If we determine to continue the development of one or more of our programs, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct further development. Given the disappointing results of our Abili-T trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. However, in light of the Abili-T study results, there can be no assurance that we will be able to secure additional funds or, if such funds are available, that the terms or conditions would be acceptable to us. If we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws. In such event, our shareholders may lose a substantial portion or even all of their investment.

If the disappointing results of the Abili-T study result in Merck Serono not exercising its Option to acquire the exclusive, worldwide (excluding Japan) license of our Tcelna program for MS, or if we are not successful in attracting another partner, we may not be able to complete development of or commercialize any product candidate.   In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, our shareholders may lose a substantial portion or even all of their investment.

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our ATM facility. Should we need any additional capital in the future beyond the ATM facility, management will be reliant upon “best efforts” debt or equity financings. As our prospects for funding, if any, develop, we will assess our business plan and make adjustments accordingly. Although we have successfully funded our operations to date by attracting additional investors in our equity and debt securities, given the disappointing results of our Abili-T study, there is no assurance that our capital raising efforts will be able to attract additional capital necessary for future operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the nine months ended September 30, 2016, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

Risks Related to Our Business

Our business to date has been almost entirely dependent on the success of Tcelna, which recently failed to show a treatment effect in the Phase IIb clinical trial known as the Abili-T study. As we continue to analyze the data from the Abili-T study and conduct a review of strategic alternatives, we may decide not to continue development of Tcelna or our other programs.
On October 28, 2016, we announced that the Phase IIb Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna (imilecleucel-T) in patients with SPMS did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. We had previously devoted substantially all of our research, development, clinical efforts and financial resources toward the development of Tcelna. We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluate our programs and various strategic alternatives in light of the disappointing Abili-T study data. We anticipate further restructuring by the end of 2016 to conserve cash resources. We are currently analyzing the complete data set from the Abili-T trial. We are also conducting a review of our other research and development programs, including our preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. Based on the top-line results from the Abili-T trial, however, it is unlikely that we will continue with development of Tcelna.

If we decide to continue one or more of our development programs, we will be required to raise additional capital, and our ability to obtain funding in light of the disappointing results from the Abili-T study is likely to be challenging. If sufficient capital is not available, we may not be able to continue our operations, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of September 30, 2016, we had cash and cash equivalents of $5.8 million as well as accounts payable and accrued expenses aggregating $2.1 million.  Our operating cash burn rate during the nine months ended September 30, 2016 was approximately $765,000 per month. Additionally, costs associated with completing the Abili-T trial and implementing restructuring of our work force may result in an increase in the monthly operating cash burn during the remainder of 2016.

We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluate our programs and various strategic alternatives in light of the disappointing Abili-T study data. We anticipate further restructuring by the end of 2016 to conserve cash resources. We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into the first quarter of 2017. However, if our projections prove to be inaccurate, or if we encounter additional costs to wind down the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing further research and development, we would need to raise additional capital to continue our operations.

If we decide to continue the development of any program, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct additional clinical trials of Tcelna or any other product candidates. Given the disappointing results of our Abili-T trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. However, in light of the Abili-T study results, there can be no assurance that we will be able to secure additional funds or, if such funds are available, that the terms or conditions would be acceptable to us. If we are unable to obtain additional funding to support our current activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws. In such event, our shareholders may lose a substantial portion or even all of their investment.

If the disappointing results of the Abili-T study result in Merck Serono not exercising its Option to acquire the exclusive, worldwide (excluding Japan) license of our Tcelna program for MS, or if we are not successful in attracting another partner, we may not be able to complete development of or commercialize any product candidate.   In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, our shareholders may lose a substantial portion or even all of their investment.

We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than our ATM facility. Should we need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. We can provide no assurance that we will be successful in any funding effort.  The timing and degree of any future capital requirements will depend on many factors, including:

●	our ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
●	the accuracy of the assumptions underlying our estimates for capital needs;
●	scientific progress in our research and development programs;
●	the magnitude and scope of our research and development programs;
●	our progress with preclinical development and clinical trials;
●	the time and costs involved in obtaining regulatory approvals;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
●	the number and type of product candidates that we pursue.

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

  Our consolidated financial statements as of September 30, 2016 and for the nine-month period then ended were prepared assuming that we will continue as a going concern, meaning that we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  While we recognize revenue related to the $5 million and $3 million payments from Merck received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, we do not currently generate any commercial revenues resulting in cash receipts, nor do we expect to generate revenues during the remainder of 2016 resulting in cash receipts.  As of September 30, 2016, we had cash and cash equivalents of $5.8 million as well as accounts payable and accrued expenses aggregating $2.1 million.  Our cash burn rate during the nine months ended September 30, 2016 was approximately $765,000 per month.  Additionally, costs associated with completing the Abili-T trial and implementing restructuring of our work force may result in an increase in the monthly operating cash burn during the remainder of 2016.

We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluate our programs and various strategic alternatives in light of the disappointing Abili-T study data. We anticipate further restructuring by the end of 2016 to conserve cash resources. We anticipate further restructuring by the end of 2016 to conserve cash resources. We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into the first quarter of 2017.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. In the absence of significant additional funding to support our operations, there is substantial doubt about our ability to continue as a going concern.  Additionally, in light of the Abili-T study results, there can be no assurance that we will be able to secure additional funds, or if such funds are available, that the terms or conditions would be acceptable to us. If we are unable to obtain additional funding to support our current activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws. In such event, our shareholders may lose a substantial portion or even all of their investment.

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

Our business is at an early stage of development. To date, we have devoted substantially all of our resources to research and development efforts relating to Tcelna.

Our business is at an early stage of development. We do not have any products on the market. We have only one product candidate, Tcelna, which has progressed to the stage of being studied in human clinical trials in the United States. To date, we have devoted substantially all of our resources to research and development efforts relating to Tcelna, including conducting clinical trials and developing manufacturing capabilities, providing general and administrative support for these operations and protecting our intellectual property. The disappointing results of from our Abili-T trial have resulted, at a minimum, in a development delay of at least a few years. If we decide to continue the development of one or more of our programs, we will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, and obtain necessary regulatory approvals from the FDA in the United States and from foreign regulatory authorities in other jurisdictions. Additionally, our second pipeline candidate, OPX-212 is currently in preclinical development for the treatment of NMO. Tcelna and any other potential products, including OPX-212, will require regulatory approval prior to marketing in the United States and other countries. Obtaining such approval requires significant research and development and preclinical and clinical testing. We may not be able to develop any products, obtain regulatory approvals, continue clinical development of Tcelna should we decide to pursue additional studies, enter clinical trials (or any development activities) for any other product candidates (such as OPX-212), or commercialize any products. Tcelna and any other potential products (such as OPX-212) may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

We have provided Merck Serono with the Option, which provides Merck Serono with the opportunity, if exercised, to control the development and commercialization of Tcelna in MS.

In February 2013, we granted the Option to Merck Serono. The Option permits Merck Serono to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS. The Option may be exercised by Merck Serono prior to or upon completion of our ongoing Phase IIb trial of Tcelna in patients with SPMS. If Merck Serono exercises the Option despite the disappointing results of the Abili-T study, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates. We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights outside of MS.  In consideration for the Option, we received an upfront payment of $5 million and may be eligible to receive an option exercise fee as well as milestone and royalty payments based on achievement of development and commercialization milestones. The rights we have relinquished to our product candidate Tcelna, including development and commercialization rights, may harm our ability to generate revenues and achieve or sustain profitability. On March 9, 2015, we entered into the Merck Serono Amendment pursuant to which we agreed to perform additional development activities in preparation for a potential Phase III trial and to share with Merck Serono certain information from our immune monitoring program in consideration for payment by Merck Serono of $3 million.

If Merck Serono exercises the Option despite the disappointing results of the Abili-T study, we would become reliant on Merck Serono’s resources and efforts with respect to Tcelna in MS, including the pace at which it moves forward with commencement of any future clinical studies.  In such an event, Merck Serono may fail to develop or effectively commercialize Tcelna for a variety of reasons, including that Merck Serono:

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

If the disappointing results of the Abili-T study result in Merck Serono not exercising its Option, we may be unable to enter into a collaboration with any other potential partner on acceptable terms, if at all. We face competition in our search for partners from other organizations worldwide, many of whom are larger and are able to offer more attractive deals in terms of financial commitments, contribution of human resources, or development, manufacturing, regulatory or commercial expertise and support.

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

Our Abili-T results cast doubt about the probative value of our results in earlier clinical trials of Tcelna.
Trial designs and results from previous trials are not necessarily predictive of our future clinical trial designs or results. For example, although the results of prior clinical trials of Tcelna for the treatment of MS included evidence of efficacy, the Abili-T trial for the treatment of patients with SPMS failed to meet either its primary or secondary endpoints.
There is a high failure rate for drug candidates proceeding through clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted. The clinical trial process is also time-consuming. Failure can occur at any stage of the trials, and problems could be encountered that would cause us to be unable to initiate a trial, or to abandon or repeat a clinical trial.

The commencement and completion of clinical trials may be delayed or prevented by several factors, including:

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

Even if regulatory approval is obtained for any product candidate, any such approval may be subject to limitations on the indicated uses for which it may be marketed. Our ability to generate revenues from the commercialization and sale of any potential products, whether directly or through any development arrangement (such as where Merck Serono exercises the Option despite the disappointing results of the Abili-T study), will be limited by any failure to obtain or limitation on necessary regulatory approvals.

If Merck Serono exercises the Option despite the disappointing results of the Abili-T study, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.

As a result of the Abili-T data and the reductions in our workforce in March 2016 and November 2016, we may not be successful in retaining key employees. If we are unable to retain our management, scientific staff and scientific advisors our business will be seriously jeopardized.

On November 2, 2016, we announced a reduction of 40% of our then full-time workforce of 20 employees as a result of the disappointing data from the Abili-T study. We anticipate further restructuring by the end of 2016 to conserve cash resources. Additionally, our Chief Development Officer resigned effective November 4, 2016. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. Our business strategy is dependent upon the skills and knowledge of a small management team. If any critical employee leaves, we may be unable on a timely basis to hire suitable replacements to operate our business effectively. We also operate with a very small number of employees and thus have little or no backup capability for their activities. The loss of the services of any member of our management team or the loss of just a few other employees could have a material adverse effect on our business and results of operations.  Our restructuring initiatives may cause disruption to our business operations, and we may not be able to effectively realize the savings anticipated by any restructuring initiative and reduction-in-force.  Additionally, there may be future changes in our workforce, including as a result of changes that may occur in our operations or operating plan, or other reasons or events.  There may also be possible changes in the amount of charges and cash payments associated with any workforce reduction, including the possibility that we may incur unanticipated charges or make cash payments that are not contemplated.

Funding from our ATM facility may be limited or be insufficient to fund our operations or to implement our strategy.

We will need to keep current our shelf registration statement and the offering prospectus relating to ATM facility with Brinson Patrick (now a division of IFS Securities, Inc.) in order to use the program to sell shares of our common stock. The number of shares and price at which we may be able to sell shares under our ATM facility may be limited due to market conditions and other factors beyond our control.

We may make changes to discretionary R&D investments that may have an impact on costs.

We conducted an immune monitoring program on blood samples collected over time to detect Tcelna-induced immune modulation. While certain data has been analyzed to date, a correlation analysis of immune monitoring T-cell phenotypes to MRTC bio-activity has not been conducted. Expenses associated with the immune monitoring program are incurred at our discretion and are not required to satisfy any FDA-mandated criteria. Consequently, we may make changes to the parameters that are being analyzed, or we may elect not to proceed with certain analyses, and these changes may result in either increased or decreased expenses for the study.

We may also incur discretionary expenses related to preclinical, Phase I, Phase II and/or Phase III development programs, manufacturing scale-up/automation and technology transfer, research on additional indications and business development activities. There is no assurance that any such future expenses would be recovered by us.

We will rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that may hamper our ability to successfully develop and commercialize any product candidate.

Although we have participated in the design and management of our past clinical trials, we do not have the ability to conduct clinical trials directly for any product candidate. We will need to rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct our clinical trials and to perform data collection and analysis.

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

Failure to perform by any third party upon whom we rely may increase our development costs, delay our ability to obtain regulatory approval and prevent the commercialization of any product candidate.  While we believe that there are numerous alternative sources to provide these services, we might not be able to enter into replacement arrangements without delays or additional expenditures if we were to seek such alternative sources.

If we fail to identify and license or acquire other product candidates, we will not be able to expand our business over the long term.

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and in 2014, we initiated development activities for OPX-212, our drug candidate for NMO, as the second disease we are pursuing. As a platform technology, there exists the potential to address other autoimmune diseases with the technology. While preclinical development and manufacturing activities have been conducted for OPX-212 in NMO, such work is modest compared to the effort that has been committed to Tcelna for the lead MS indication. However, inasmuch as the Abili-T study of Tcelna in SPMS did not meet either its primary or secondary endpoints, we are currently analyzing the complete data set from the Abili-T trial and assessing whether to continue our development activities. Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization. The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates. We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do. We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

Our business depends on licenses from third parties. These third party license agreements impose obligations on us, such as payment obligations and obligations diligently to pursue development of commercial products under the licensed patents. If applicable, we may also need to seek additional licenses to move into Phase III trials or the commercial stage of operations. These licenses may require increased payments to the licensors. If a licensor believes that we have failed to meet our obligations under a license agreement, the licensor could seek to limit or terminate our license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, our ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If our license rights were restricted or ultimately lost, our ability to continue our business based on the affected technology platform could be adversely affected.

Our research and manufacturing facility is not large enough to manufacture product candidates for certain clinical trials or, if such clinical trials are successful, commercial applications.

We conduct our research and development in a 10,200 square foot facility in The Woodlands, Texas, which includes an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies. We believe our facility should have the capacity to support full clinical development of Tcelna in North American trials for SPMS, if further trials are warranted and/or pursued, and, if applicable, a potential Phase 1/2 proof-of-concept study of OPX-212 in NMO. It is not sufficient, however, to support clinical trials outside North America including Europe and Asia, if required, or the commercial launch of any product candidate. In this case, we would need to expand our manufacturing staff and facility, obtain a new facility, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to Merck Serono (in the event the Option is exercised despite the disappointing results of the Abili-T study) to address manufacturing requirements.

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

Tcelna is manufactured using our proprietary ImmPath® technology for the production of an autologous T-cell immunotherapy utilizing a patient’s own blood.  Our manufacturing process may raise development issues that may not be resolvable, regulatory issues that could delay or prevent approval, or personnel issues that may prevent the further development or commercialization, if approved, of any product candidate..

Tcelna is based on our novel T-cell immunotherapy platform, ImmPath, which produces an autologous T-cell immunotherapy utilizing a patient’s own blood. OPX-212 is expected to be similarly produced.  The manufacture of living T-cell products requires specialized facilities, equipment and personnel which are different than the resources required for manufacturing chemical or biologic compounds.  Scaling-out the manufacture of living cell products to meet demands for commercialization will require substantial amounts of such specialized facilities, equipment and personnel, especially where the products are personalized and must be made for each patient individually.  Because our manufacturing processes are complex, require facilities and personnel that are not widely available in the industry, involve equipment and training with long lead times, and the establishment of new manufacturing facilities is subject to a potentially lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or on reasonably terms, if at all.  In addition, not many consultants or advisors in the industry have relevant experience and can provide guidance or assistance because active immune therapies are fundamentally a new category of product in two major ways:  (i) the product consists of living T-cells, not chemical or biologic compounds; and (ii) the product is personalized.  There can be no assurance that manufacturing problems will not arise in the future which we may not be able to resolve or which may cause significant delays in development or, if any product candidate is approved, commercialization.

Regulatory approval of product candidates that are manufactured using novel manufacturing processes such as ours can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to a lack of experience with them.  FDA approval of personalized immunotherapy products has been limited to date.  This lack of experience and precedent may lengthen the regulatory review process, require that additional studies or clinical trials be conducted, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization, or lead to significant post-approval limitations or restrictions.

In addition, the novel nature of product candidates also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel for research, development and manufacturing positions.

If any product we may eventually have is not accepted by the market or if users of any such product are unable to obtain adequate coverage of and reimbursement for such product from government and other third-party payors, our revenues and profitability will suffer.

Our ability to successfully commercialize any product we may eventually have, to the extent applicable, and/or our ability to receive any revenue will depend in significant part on the extent to which appropriate coverage of and reimbursement for such product and any related treatments are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs.  Third-party payors are increasingly challenging the prices charged for medical products and services.  We cannot provide any assurances that third-party payors will consider any product cost-effective or provide coverage of and reimbursement for such product, in whole or in part.

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

Any product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting our potential to generate revenues.

Even if a product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and our profitability and growth, will depend on a number of factors, including:

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make or use our potential products, such as Tcelna, and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.  If we are unable to obtain such licenses at a reasonable cost, we (or, in the event the Option is exercised despite the disappointing results of the Abili-T study, Merck Serono with respect to Tcelna) may not be able to develop any affected product candidate commercially.  There can be no assurance that we will not be obliged to defend ourselves (or, in the event the Option is exercised despite the disappointing results of the Abili-T study, Merck Serono with respect to Tcelna) in court against allegations of infringement of third party patents.  Patent litigation is very expensive and could consume substantial resources and create significant uncertainties.  An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

Risks Related to Our Industry

We are subject to stringent regulation of our product candidates, which could delay development and commercialization.

We, our third-party contractors, suppliers and partners (such as Merck Serono, in the event the Option is exercised despite the disappointing results of the Abili-T study, with respect to Tcelna), and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  None of our product candidates can be marketed in the United States until it has been approved by the FDA.  No product candidate of ours has been approved, and we may never receive FDA approval for any product candidate.  Obtaining FDA approval typically takes many years and requires substantial resources.  Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs.  Any delay or failure in obtaining required approvals could substantially reduce our ability to generate revenues.

In addition, both before and after regulatory approval, we, our partners and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our partners and our product candidates.  Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007.  This legislation provides the FDA with expanded authority over drug products after approval and the FDA’s exercise of this authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. We cannot predict the likelihood, nature or extent of government regulation that may arise from this or future legislation or administrative action, either in the United States or abroad.

In order to market any of our products outside of the United States, we and our strategic partners and licensees must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods and the time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States.  Approval by the FDA does not automatically lead to the approval of authorities outside of the United States and, similarly, approval by other regulatory authorities outside the United States will not automatically lead to FDA approval.  In addition, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.  Our product candidates may not be approved for all indications that we request, which would limit uses and adversely impact our potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which any potential product may be marketed or require costly, post-marketing follow-up studies.

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

If Merck Serono exercises the Option despite the disappointing results of the Abili-T study, Merck Serono would be solely responsible for funding further development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  Otherwise, if we are successful in achieving approval to market one or more of our product candidates, our operations will be directly, or indirectly through our customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, our proposed sales, marketing, and education programs.

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

Biopharmaceutical technologies have undergone rapid and significant change, and we expect that they will continue to do so.  As a result, there is significant risk that our product candidates may be rendered obsolete or uneconomical by new discoveries before we recover any expenses incurred in connection with their development. If our product candidates are rendered obsolete by advancements in biopharmaceutical technologies, our future prospects will suffer.

Consumers may sue us for product liability, which could result in substantial liabilities that exceed our available resources and damage our reputation.

Developing and commercializing drug products entails significant product liability risks. Liability claims may arise from our and our collaborators’ use of products in clinical trials and the commercial sale of those products.

In the event that any of our product candidates becomes an approved product and is commercialized, consumers may make product liability claims directly against us and/or our partners (such as Merck Serono, in the event the Option is exercised despite the disappointing results of the Abili-T study, with respect to Tcelna), and our partners or others selling these products may seek contribution from us if they incur any loss or expenses related to such claims. We have insurance that covers clinical trial activities. We believe our insurance coverage as of the date hereof is reasonably adequate at this time.  However, we will need to increase and expand this coverage as we commence additional clinical trials, as well as larger scale trials, and if any product candidate is approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop.  Product liability claims could have a material adverse effect on our business and results of operations.  Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.

Government controls and health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care.  In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system.  For example, in some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of any product candidate to other available therapies. If reimbursement of any product candidate is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability in such country.  In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any product candidate covered by a Part D prescription drug plan will likely be lower than the prices that might otherwise be obtained outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any product candidate. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect: the demand for any product candidate; the ability to set a price that we believe is fair for any product candidate; our ability to generate revenues and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the ACA), became law in the United States. The goal of the ACA is to reduce the cost of healthcare and substantially change the way healthcare is financed by both governmental and private insurers. The ACA may result in downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of any product candidate. Provisions of the ACA relevant to the pharmaceutical industry include the following: an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs; an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively; a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts on negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability; expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; new requirements under the federal Open Payments program and its implementing regulations; and expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance.  In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

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

While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the minimum bid price, stockholder’s equity or other listing standards in the future.  For example, as a consequence of our announcement on October 28, 2016 that the Abili-T trial did not meet either its primary or secondary endpoints, our stock has traded below $1.00 per share. If our stock price does not increase in the future, we may receive a notice from NASDAQ that we have failed to meet its requirements, and proceedings to delist our stock could be commenced. In such event, NASDAQ rules permit us to appeal any delisting determination to a NASDAQ Hearings Panel.  If we are unable to maintain or regain compliance in a timely manner and our common stock is delisted, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline.  Delisting may also impair our ability to raise capital.

Our share price is volatile, and you may not be able to resell our shares at a profit or at all.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like us in particular, have historically been highly volatile and may continue to be highly volatile in the future.  The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	the disappointing results recently announced on October 28, 2016 for the Abili-T clinical study of Tcelna in SPMS;
●
announcements of significant changes in our business or operations, including the decision not to pursue one or more of our drug development programs or the decision to implement restructurings such as reductions in our workforce;

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

●	our inability to obtain additional funding;
●	announcements of technological innovations, new commercial products or other material events by our competitors or us;
●	disputes or other developments concerning our proprietary rights;
●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
●	additions or departures of key personnel;
●	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
●	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
●	regulatory developments in the United States and in foreign countries; or
●	dilutive effects of sales of shares of common stock by us or our shareholders, and sales of common stock acquired upon exercise or conversion by the holders of warrants, options or convertible notes.

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock.

We may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation.  This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. Moreover, following the announcement on October 28, 2016 of disappointing results for the Abili-T study, our stock price decreased substantially, which may portend securities class action litigation against us. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. From August 17 through September 13, 2016, we sold an aggregate of 66,184 shares of our common stock under our ATM facility. We generated gross and net proceeds, including amortization of deferred offering costs, of $293,345 and $276,912, respectively, with the average share price ranging from $4.12 to $4.73 per share.  We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 7,141,054 shares of common stock were outstanding as of September 30, 2016.  As of such date, another (i) 670,653 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,596,630 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash to continue analyzing the complete data set from the Abili-T trial, assessing whether to continue the development of Tcelna for SPMS and/or other potential indications, and conducting a review of our other research and development programs, including our preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. We cannot predict our future cash needs until we complete this analysis. Based on the top-line results from the Abili-T trial, however, it is unlikely that we will continue with development of Tcelna

Depending on future developments and circumstances, we may use some of our available cash for other purposes which may have the potential to decrease our cash runway.  Notwithstanding our current intentions regarding use of our available cash, our management will have significant flexibility with respect to such use.  The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts.  Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

An active trading market may never develop for the Series M warrants issued in the Rights Offering, which may limit the ability to resell the warrants.

There is no established trading market for the Series M warrants we issued in April 2015 pursuant to the Rights Offering.  While the warrants have been listed for trading on NASDAQ under the symbol “OPXAW,” there can be no assurance that that a market will develop for the warrants.  Even if a market for the warrants does develop, the price of the warrants may fluctuate and liquidity may be limited. If a market for the warrants does not develop, then holders of the warrants may be unable to resell the warrants or be able to sell them only at an unfavorable price.  Future trading prices of the warrants will depend on many factors, including our operating performance and financial condition, our ability to continue the effectiveness of the registration statement covering the warrants and the common stock issuable upon exercise of the warrants, the interest of securities dealers in making a market and the market for similar securities.

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
Employment agreements with of our officers may require us to pay severance benefits to such persons if terminated under specified circumstances, including in connection with a change of control of us, which could harm our financial condition or results.

Our officers are parties to employment agreements that contain change of control and severance provisions providing for severance and other benefits, including accelerated vesting of stock options, in the event of a termination of employment under specified circumstances, including in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of severance benefits could harm our financial condition and results of operation. In addition, these potential severance payments and benefits may discourage or prevent third parties from seeking a business combination with us.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: November 14, 2016	By:	/s/ Neil K. Warma
Neil K. Warma President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer, Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_____________
*
Filed herewith.