Form 10-K
period 2016-12-31
Opexa Therapeutics, Inc.
filed 2017-03-28
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33004

Opexa Therapeutics, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Texas	76-0333165
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

2635 Technology Forest Blvd., The Woodlands, Texas	77381
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (281) 272-9331

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC
Warrants to purchase common stock	The NASDAQ Stock Market LLC

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

☐ Large acceleratedfiler	☐ Acceleratedfiler	☐ Non-accelerated filer	☑ Smaller reportingcompany
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 based upon the closing price as of such date was $27,500,691.

As of March 10, 2017, 7,657,332 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

Tcelna®, ImmPath® and Precision Immunotherapy® are registered trademarks of Opexa Therapeutics, Inc. All other product and company names are trademarks of their respective owner. Unless otherwise indicated, “Opexa,” the Company,” “we,” “our” and “us” in this annual report to refers to the business of Opexa Therapeutics, Inc.

i

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “hopes,” “anticipates,” “estimates,” “may,” “could,” “intends,” “exploring,” “evaluating,” “progressing,” “proceeding” and similar expressions are intended to identify forward-looking statements. These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of Opexa’s product candidates, including Tcelna (imilecleucel-T) and OPX-212, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

●
the continued development of Tcelna for the treatment of secondary progressive multiple sclerosis “SPMS”), the continued development of OPX-212 for neuromyelitis optica (“NMO”), or any continued research or development;

●	market conditions;
●	our capital position;
●	our ability to compete with larger, better financed pharmaceutical and biotechnology companies;
●	new approaches to the treatment of our targeted diseases;
●	our expectation of incurring continued losses;
●	our uncertainty of developing a marketable product;
●	our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or OPX-212);
●	our ability to maintain compliance with NASDAQ listing standards;
●	the outcome of our clinical trials;
●	the efficacy of Tcelna for any particular indication, such as for relapsing remitting multiple sclerosis or SPMS, and the efficacy of OPX-212 for NMO;
●	our ability to develop and commercialize products;
●	our ability to obtain required regulatory approvals;
●	our compliance with all Food and Drug Administration regulations;
●	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and OPX-212);
●	the risk of litigation regarding our intellectual property rights or the rights of third parties;
●	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
●	our limited manufacturing capabilities;
●	our dependence on third-party manufacturers;
●	our ability to hire and retain skilled personnel;
●	our volatile stock price; and
●	other risks detailed in our filings with the SEC.

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

Opexa is a biopharmaceutical company that has historically focused on developing personalized immunotherapies with the potential to treat major illnesses, including multiple sclerosis (MS) as well as other autoimmune diseases such as neuromyelitis optica (NMO). These therapies are based on our proprietary T-cell technology. Information related to our product candidates, Tcelna® and OPX-212, is preliminary and investigative. Tcelna and OPX-212 have not been approved by the U.S. Food and Drug Administration (FDA) or other global regulatory agencies for marketing.

On October 28, 2016, we announced that our Phase IIb clinical trial (“Abili-T”) of our lead product candidate, Tcelna, in patients with secondary progressive MS (SPMS) did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. Abili-T is a 183-patient, randomized, double-blind, placebo-controlled Phase IIb study that was conducted at 35 clinical trial sites in the U.S. and Canada and designed to evaluate the safety and efficacy of Tcelna (imilecleucel-T) in patients with SPMS. Patients in the Tcelna arm of the study received two annual courses of Tcelna treatment consisting of five subcutaneous injections per year. We completed enrollment of the Abili-T study in May 2014 and un-blinded the results from the study in late October 2016.

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

After further analysis of the data from the Abili-T trial, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time. We are conducting a review of our other research and development programs, including our preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. We are also exploring our strategic alternatives. We cannot fully predict our future cash needs until we complete this analysis.

We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluated our programs and various strategic alternatives in light of the disappointing Abili-T study data. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. As of December 31, 2016, we had nine full-time employees. On January 31, 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash.

On February 1, 2017, we assigned to a third party all of our rights and obligations under the lease for our 10,200 square foot corporate headquarters facility located in The Woodlands, Texas. In light of our continuing evaluation of our strategic alternatives following the release of data from the Abili-T clinical study, management deemed it advisable to reduce our office, R&D and manufacturing space and corresponding rent obligations.

To date, we have devoted substantially all of our resources to research and development efforts relating to Tcelna, including conducting clinical trials and developing manufacturing capabilities, providing general and administrative support for these operations, and protecting our intellectual property. We do not have any products approved for sale and have never generated any commercial revenues, nor do we expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts. From inception, we have funded our operations primarily through the sales of equity and debt securities.

We have incurred net losses in each year since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $161.3 million. Substantially all of our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

We cannot predict whether and to what extent we will resume drug development activities. If we determine to continue the development of one or more of our programs, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct further development. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. However, given the disappointing results of our Abili-T trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired, particularly if the intended use of proceeds would be for the continued development of Tcelna.

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

Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to the results of our identification and evaluation of potential strategic alternatives and the extent to which we elect to pursue drug development activities in the future.

If we are unable to seek an appropriate use for our remaining assets, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

Opexa was incorporated in Texas in March 1991. Our principal executive offices are located at 2635 Technology Forest Blvd., The Woodlands, Texas 77381, and our telephone number is (281) 775-0600.

Option and License Agreement with Merck Serono

On February 4, 2013, we entered into an Option and License Agreement with Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A.  Pursuant to the agreement, Merck Serono has the option to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna program for the treatment of MS (the “Option”).  The Option was exercisable by Merck Serono prior to or upon completion of our ongoing Abili-T trial of Tcelna in patients with SPMS.  Under the terms of the agreement, we received an upfront payment of $5 million for granting the Option.  The agreement provided that upon exercise, Merck Serono would pay us an upfront license fee of $25 million unless Merck Serono is unable to advance directly into a Phase III clinical trial of Tcelna for SPMS without a further Phase II clinical trial (as determined by Merck Serono), in which event the upfront license fee would be $15 million. After exercising the Option, Merck Serono would be solely responsible for funding development, regulatory and commercialization activities for Tcelna in MS, although we would retain an option to co-fund certain development in exchange for increased royalty rates.  We would also retain rights to Tcelna in Japan, certain rights with respect to the manufacture of Tcelna, and rights to use for other indications outside of MS. We would have also been entitled to receive certain milestone and royalty payments upon the achievement of development milestones by Merck Serono for Tcelna in SPMS. On March 9, 2015, we entered into a First Amendment of Option and License Agreement with Merck Serono pursuant to which we received a payment of $3 million in consideration for performing certain activities in connection with pre-Phase III planning and providing updates and analysis to Merck Serono with respect to our immune monitoring program conducted in conjunction with the Abili-T clinical trial.

On November 23, 2016, we received notice from Merck Serono that it would not be exercising the Option. As a result of receiving the notice from Merck Serono, our Option and License Agreement with Merck Serono automatically expired upon receipt. If we are not successful in attracting another partner, we may not be able to complete development of or commercialize any product candidate. In such event, our ability to generate revenues and achieve or sustain profitability would be significantly hindered and we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, our shareholders may lose a substantial portion or even all of their investment.

 License Agreement with Baylor College of Medicine

In 2001, we entered into an agreement with Baylor College of Medicine for the exclusive worldwide license to a patient-specific, autologous T-cell immunotherapy for the treatment of MS, which is the initial T-cell technology on which Tcelna is based, including rights to certain patents held by Baylor. In consideration for the right and license to commercially exploit such technology, we agreed to pay the following (per scenario 1 of the license agreement): (i) a 2% royalty on net sales of licensed patented products sold by Opexa or its affiliates where annual gross sales of such products is less than or equal to $500 million; (ii) a 1% royalty on net sales of licensed patented products sold by Opexa or its affiliates where annual gross sales of such products exceed $500 million; (iii) a 1% royalty on net sales of licensed patent pending products sold by Opexa or its affiliates; and (iv) a 1% royalty on net sales of licensed patented products or licensed patent pending products sold by any sublicensees of Opexa. Unless earlier terminated, the Baylor license agreement expires in 2025 upon expiration of the last of the licensed patent rights.

NMO – OPX-212

In addition to our clinical development program for Tcelna, we have been developing OPX-212 as an autologous T-cell immunotherapy for the treatment of NMO. This program is currently in the preclinical development stage and we have been conducting IND-enabling activities. NMO is an autoimmune disorder in which immune system cells and antibodies attack astrocytes leading to the secondary destruction of nerve cells (axons) in the optic nerves and the spinal cord. OPX-212 is specifically tailored to each patient’s immune response to a protein, aquaporin-4 expressed by astrocytes, which is the targeted antigen in NMO. In NMO, the immune system recognizes aquaporin-4 as foreign, thus triggering the attack. We believe a mechanism of action of OPX-212 may be to reduce the number and/or regulate aquaporin-4 reactive T-cells (ARTC), thereby reducing the frequency of clinical relapses and subsequent progression in disability.

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

OPX-212 could be manufactured using ImmPath, our proprietary method for the production of an autologous T-cell product, which comprises the collection of a blood product from the NMO patient and the expansion of ARTC from the blood product. Upon completion of the manufacturing process, ARTC are cryopreserved in dose-equivalents until required for use. On demand, a dose-equivalent is thawed, formulated and attenuated by irradiation before being returned to the patient for subcutaneous injection, with the express purpose of inducing a regulatory immune response to reduce the frequency and/or function of pathogenic ARTC.

We initiated development activities for OPX-212, our drug development candidate for NMO, in 2014 and have achieved a number of regulatory and early development milestones to date, which include conducting a pre-Investigational New Drug application (pre-IND) meeting with the U.S. FDA. Assuming it advances to clinical development, we believe OPX-212 for NMO would qualify for Orphan drug designation, and we would also expect to apply for Fast Track designation.

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

On September 1, 2015, we entered into a Stock Purchase Agreement with certain purchasers party thereto to fund our NMO program, pursuant to which we sold in tranche one of a private placement 113,636 shares of common stock, and issued Series N warrants to purchase a like number of shares, for a total purchase price of $499,999. We also agreed to sell and the purchasers agreed to purchase an additional aggregate of $4.5 million of common stock in four additional tranches upon our achievement of certain milestones to further the clinical development of OPX-212. On March 14, 2016, we entered into an amendment to the Stock Purchase Agreement to extend the timeframes for achieving the milestones relating to the subsequent tranches. As part of the amendment, the expiration date of the Series N warrants issued to the purchasers as part of the Stock Purchase Agreement was extended from April 9, 2018 to October 9, 2018. As amended, subsequent tranches are based on the completion of the ongoing preclinical development and manufacturing activities and subsequent submission of an IND for OPX-212 in NMO no later than August 15, 2016; the review and acceptance of the IND by the FDA no later than November 15, 2016; enrollment of the first patient in a potential Phase 1/2 proof-of-concept study no later than February 28, 2017; and enrollment of 30% of the patients in such Phase 1/2 study no later than June 30, 2017. Each subsequent tranche included the sale of common stock only (i.e., no additional warrants will be issued), with such shares priced at 90% of the 10-day volume weighted average price of Opexa’s common stock immediately preceding the occurrence of the related milestone. However, we did not meet any of the milestones in 2016 or the first milestone in 2017 that would have allowed for the sale of additional shares to the purchasers, and we do not currently expect to meet the last milestone, and therefore no further shares are anticipated to be sold under this agreement.

Other Opportunities

Our proprietary T-cell technology has enabled us to develop intellectual property and a comprehensive sample database that may enable discovery of novel biomarkers associated with MS. Depending upon the outcome of further feasibility analysis, the T-cell platform may have applications in developing treatments for other autoimmune disorders. While the primary focus of Opexa has been on the development of Tcelna in SPMS, as well as our development plans for OPX-212 in NMO, it is possible that the T-cell platform could be expanded into other autoimmune diseases as well as used in connection with potentially in-licensing other novel technologies.

Licenses, Patents and Proprietary Rights

We believe that proprietary protection of our technologies is critical to the development of our business. We continue to protect our intellectual property through patents and other appropriate means. We rely upon trade-secret protection for certain confidential and proprietary information and take active measures to control access to that information. We currently have non-disclosure agreements with all of our employees, consultants, vendors, advisory board members and contract research organizations.

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

Research and Development

Research and development expenses for the years ended December 31, 2016 and 2015 were approximately $6.5 million and $10.0 million, respectively, mainly reflecting the costs of the operation of the Abili-T clinical trial for Tcelna in patients with SPMS.

Organizational History

We have a limited operating history. Our predecessor company for financial reporting purposes was formed on January 22, 2003 to acquire rights to an adult stem cell technology. In November 2004, we acquired Opexa Pharmaceuticals, Inc. and its MS treatment technology. To date, we have focused on developing our T-cell technology for MS and NMO and have not generated any commercial revenues from operations.

Employees

During 2016, we implemented a number of restructuring initiatives and workforce reductions as the operational demands associated with completing the Abili-T clinical trial for Tcelna in patients with SPMS were completed, and then subsequently, as a result of the disappointing results from the data release from the trial. On March 2, 2016, we announced the implementation of a restructuring initiative which included a reduction of approximately 30% of our then full-time workforce of 36 employees in order to reduce operating expenses and conserve cash resources. On November 2, 2016, another restructuring initiative was announced which included an additional reduction of approximately 40% of our then 20 full-time employees. A further workforce reduction was implemented on December 14, 2016 of an additional 25% of the then 12 employees, and as of December 31, 2016, we had nine full-time employees. On January 31, 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash, and as of March 27, 2017, we have two full-time employees. None of our employees are represented by a union or covered by a collective bargaining agreement.

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

Risks Related to Our Business

Our business to date has been almost entirely dependent on the development of Tcelna, which recently failed to show a treatment effect in the Phase IIb clinical trial known as the Abili-T study. We are continuing to assess the viability of our other research and development programs and conduct a review of strategic alternatives, and it is possible that we may ultimately decide not to pursue any further drug development of Tcelna or our other programs. Although we have decreased our cash burn substantially, our cash needs over the next few months may be unpredictable.

On October 28, 2016, we announced that the Phase IIb Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna (imilecleucel-T) in patients with SPMS did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. We had previously devoted substantially all of our research, development, clinical efforts and financial resources toward the development of Tcelna. We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluated our programs and various strategic alternatives in light of the disappointing Abili-T study data. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. As of December 31, 2016 we had nine full-time employees. On January 31, 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash. After further analysis of the data from the Abili-T trial, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time. We are conducting a review of our other research and development programs, including our preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. We are also exploring our strategic alternatives. We cannot fully predict whether or to what extent we will resume drug development activities, and we cannot predict our future cash needs until we complete this analysis and while we are evaluating strategic alternatives.

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

As of December 31, 2016, we had cash and cash equivalents of $3.4 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $1.2 million.  Our operating cash burn rate during the 12 months ended December 31, 2016 was approximately $767,000 per month, which was mainly for the completion and wind down of the Phase IIb Abili-T clinical study in SPMS.

We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into the second quarter of 2017. However, if our projections prove to be inaccurate, or if we encounter additional costs to wind down the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing further research and development, we would need to raise additional capital to continue our operations.

If we decide to continue the development of one or more of our programs, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct additional clinical trials of Tcelna or any other product candidates. Given the disappointing results of our Abili-T trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired, particularly if the intended use of proceeds would be for the continued development of Tcelna.

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

  The report of our independent auditors in respect of the 2016 fiscal year expressed substantial doubt about our ability to continue as a going concern.  Specifically, it noted our recurring losses, negative operating cash flows and accumulated deficit. Our consolidated financial statements as of December 31, 2016 and for the 12-month period then ended were prepared assuming that we will continue as a going concern, meaning that we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  While we have historically recognized revenue related to the $5 million and $3 million payments from Merck Serono received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, we have never generated any commercial revenues, nor do we expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts.  As of December 31, 2016, we had cash and cash equivalents of $3.4 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $1.2 million.

On October 28, 2016, we announced that the Abili-T trial did not meet its primary or secondary endpoints, and, in order to conserve cash resources while we reevaluated our programs and explored various strategic alternatives, during the fourth quarter of 2016 and the first quarter of 2017 we implemented several reductions in workforce totaling 90% of our then 20 full-time employees. After further analysis of the data from the Abili-T trial, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time, and we are conducting a review of our other research and development programs. We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into the second quarter of 2017.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. In the absence of significant additional funding to support our operations, there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, in light of the disappointing Abili-T study results, there can be no assurance that we will be able to secure additional funds, or if such funds are available, that the terms or conditions would be acceptable to us. If we are unable to obtain additional funding to support our current activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws. In such event, our shareholders may lose a substantial portion or even all of their investment.

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

Our business is at an early stage of development. We do not have any products on the market. We have only one product candidate, Tcelna, which has progressed to the stage of being studied in human clinical trials in the United States. To date, we have devoted substantially all of our resources to research and development efforts relating to Tcelna, including conducting clinical trials and developing manufacturing capabilities, providing general and administrative support for these operations and protecting our intellectual property. The disappointing results of from our Abili-T trial have resulted, at a minimum, in a development delay of at least a few years. If we decide to continue the development of one or more of our programs, we will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, and obtain necessary regulatory approvals from the FDA in the United States and from foreign regulatory authorities in other jurisdictions. Additionally, our second pipeline candidate, OPX-212 is currently in preclinical development for the treatment of NMO. Any of our potential products will require regulatory approval prior to marketing in the United States and other countries. Obtaining such approval requires significant research and development and preclinical and clinical testing. We may not be able to develop any products, obtain regulatory approvals, enter clinical trials (or any development activities) for any product candidates, or commercialize any products. Any of our potential products may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

The Abili-T trial results cast doubt about the probative value of our results in earlier clinical trials of Tcelna.

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

We will need regulatory approvals for any product candidate prior to introduction to the market, which will require successful testing in clinical trials.  Clinical trials are subject to extensive regulatory requirements, and are very expensive, time-consuming and difficult to design and implement.  Any product candidate may fail to achieve necessary safety and efficacy endpoints during clinical trials in which case we will be unable to generate revenue from the commercialization and sale of our products.

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

Even if regulatory approval is obtained for any product candidate, any such approval may be subject to limitations on the indicated uses for which it may be marketed. Our ability to generate revenues from the commercialization and sale of any potential products, whether directly or through any development arrangement, will be limited by any failure to obtain or limitation on necessary regulatory approvals.

As a result of the disappointing data from the Abili-T trial and the reductions in our workforce during 2016 and early 2017, our workforce has been reduced substantially. If we are unable to retain our remaining employees, or rebuild our workforce if we decide to continue one or more of our development programs, our business will be seriously jeopardized. It will be difficult to grow or operate our business with the limited number of employees we currently have.

On November 2, 2016, we announced a reduction of 40% of our then full-time workforce of 20 employees as a result of the disappointing data from the Abili-T study. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. As of December 31, 2016, we had nine full-time employees. On January 31, 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash, leaving us at this point with only two full-time employees. Our Chief Development Officer resigned in November 2016 after announcement of the Abili-T trial results and the employment of our Chief Scientific Officer was terminated as part of the January 2017 reduction. We have only one officer remaining, who is our President, Chief Executive Officer and Acting Chief Financial Officer.

Our exploration of strategic alternatives and cash conservation activities may yield unintended consequences, such as attrition beyond our planned reductions in workforce and reduced employee morale which may cause our remaining employees to seek alternate employment. In such event, we may be unable on a timely basis to hire suitable replacements to operate our business effectively. The loss of the services of any of our employees could have a material adverse effect on our business and results of operations.  Our restructuring initiatives have caused disruption in our business operations, and we may not be able to effectively realize the savings anticipated by any restructuring initiative and reductions-in-force.  Additionally, there may be future changes in our workforce, including as a result of changes that may occur in our operations or operating plan, or other reasons or events.  There may also be possible changes in the amount of charges and cash payments associated with any workforce reduction, including the possibility that we may incur unanticipated charges or make cash payments that are not contemplated.

Additionally, if we ultimately decide to pursue one or more of our development programs, we will need to rebuild our workforce and management team. We may be unable on a timely basis to hire and train suitable new employees to continue to operate our business and further any such development programs. It will be difficult to grow or operate our business with the small number of employees we currently have.

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

We would need to rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that may hamper our ability to successfully develop and commercialize any product candidate.

Although we have participated in the design and management of our past clinical trials, we do not have the ability to conduct clinical trials directly for any product candidate. We would need to rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials and to perform data collection and analysis.

Any clinical trials we may conduct could be delayed, suspended or terminated if:

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

We have focused on MS as the first disease to be pursued off our T-cell platform technology, and in 2014, we initiated development activities for OPX-212, our drug candidate for NMO, as the second disease we are pursuing. As a platform technology, there exists the potential to address other autoimmune diseases with the technology. While preclinical development and manufacturing activities have been conducted for OPX-212 in NMO, such work is modest compared to the effort that has been committed to Tcelna for the lead MS indication. However, inasmuch as the Abili-T study of Tcelna in SPMS did not meet either its primary or secondary endpoints, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time and are assessing whether to continue our development activities. Our business over the long term is substantially dependent on our ability to develop, license or acquire product candidates and further develop them for commercialization. The success of this strategy depends upon our ability to expand our existing platform or identify, select and acquire the right product candidates. We have limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive, and many of our competitors have greater resources than we do. We may not have the requisite capital resources to consummate product candidate acquisitions or licenses that we identify to fulfill our strategy.

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

We no longer lease a research and manufacturing facility in which to conduct development or manufacture product candidates for our programs or clinical trial activities or, if any such clinical trials were to be successful, commercial applications.

Through January 2017, we conducted our research and development in a 10,200 square foot facility in The Woodlands, Texas, which included an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies. On February 1, 2017, we assigned the facility lease to a third party, who assumed from us all of our remaining rights and obligations under the lease. In connection with the lease assignment, we also sold certain furniture, fixtures and equipment (including laboratory and manufacturing equipment) as well as our laboratory supplies located at our corporate headquarters to the third party for cash consideration. In light of the continuing evaluation of our strategic alternatives following the release of data from the Abili-T clinical study, we deemed it advisable to reduce our office, R&D and manufacturing space and corresponding rent obligations. As a result, we are currently using temporary office space in the same facility but no longer have the capacity for any research and development or for any manufacturing operations. If we decide to continue to pursue development of any of our product candidates, we would need to locate and obtain a new facility, arrange for R&D and manufacturing staff, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to a collaborative partner or third party to address these needs.

In the event that we decide to again establish a R&D or manufacturing facility, we would require substantial additional funds and would be required to hire and train significant numbers of employees and comply with applicable regulations, which are extensive.  We do not have funds available for building an R&D or manufacturing facility, and we may not be able to build a facility that both meets regulatory requirements and is sufficient for our needs.

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

Problems with our manufacturing process or with a manufacturing facility (whether ours or a third party’s) could result in the failure to produce, or a delay in producing, adequate supplies of any of our product candidates. A number of factors could cause interruptions or delays, including equipment malfunctions or failures, destruction or damage to a manufacturing facility due to natural disasters or otherwise, contamination of materials, changes in regulatory requirements or standards that require modifications to our manufacturing process, action by a regulatory agency or by a manufacturer (whether us or a third party) that results in the halting or slowdown of production due to regulatory issues, any third-party manufacturer going out of business or failing to produce as contractually required, or other similar factors.

Difficulties, delays or interruptions in the manufacture and supply of any of our product candidates could require us to stop treating patients in our clinical development of such product candidate and/or require a halt to or suspension of, or otherwise adversely affect, a clinical trial, thus increasing our costs and damaging our reputation. If a product candidate is approved, difficulties, delays or interruptions in the manufacture and supply of such product candidate could cause a delay in or even halt or suspend the commercialization of such product candidate, potentially causing a partial or complete loss of revenue or market share.

Tcelna was manufactured using our proprietary ImmPath® technology for the production of an autologous T-cell immunotherapy utilizing a patient’s own blood.  Our manufacturing process may raise development issues that may not be resolvable, regulatory issues that could delay or prevent approval, or personnel issues that may prevent the further development or commercialization, if approved, of any product candidate.

Tcelna was based on our novel T-cell immunotherapy platform, ImmPath, which produces an autologous T-cell immunotherapy utilizing a patient’s own blood. OPX-212 may be similarly produced.  The manufacture of living T-cell products requires specialized facilities, equipment and personnel which are different than the resources required for manufacturing chemical or biologic compounds.  Scaling-out the manufacture of living cell products to meet demands for commercialization will require substantial amounts of such specialized facilities, equipment and personnel, especially where the products are personalized and must be made for each patient individually.  Because our manufacturing processes are complex, require facilities and personnel that are not widely available in the industry, involve equipment and training with long lead times, and the establishment of new manufacturing facilities is subject to a potentially lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or on reasonably terms, if at all.  In addition, not many consultants or advisors in the industry have relevant experience and can provide guidance or assistance because active immune therapies are fundamentally a new category of product in two major ways:  (i) the product consists of living T-cells, not chemical or biologic compounds; and (ii) the product is personalized.  There can be no assurance that manufacturing problems will not arise in the future which we may not be able to resolve or which may cause significant delays in development or, if any product candidate is approved, commercialization.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The NASDAQ Stock Market (NASDAQ).  Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by NASDAQ, have resulted in, and will continue to result in, increased costs to us as we respond to their requirements.  Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain.  If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective.  We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting, especially in light of the fact that we currently have a very limited workforce.  Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to.  New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees and as executive officers.  We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies on a global geographic footprint.  We may also consider joint ventures, licensing and other collaborative projects.  We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies.  Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations.  We do not have any experience with acquiring companies, or with acquiring products outside of the United States.  Any cash acquisition we pursue would potentially divert the cash we have on our balance sheet from our present clinical development programs. Any stock acquisitions would dilute our shareholders’ ownership.  While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present agreements with respect to any acquisitions or collaborative projects.

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

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make or use our potential products, such as Tcelna, and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology.  If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop any affected product candidate commercially.  There can be no assurance that we will not be obliged to defend ourselves in court against allegations of infringement of third party patents.  Patent litigation is very expensive and could consume substantial resources and create significant uncertainties.  An adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

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

We, our third-party contractors and suppliers, and our product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries.  None of our product candidates can be marketed in the United States until it has been approved by the FDA.  No product candidate of ours has been approved, and we may never receive FDA approval for any product candidate.  Obtaining FDA approval typically takes many years and requires substantial resources.  Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs.  Any delay or failure in obtaining required approvals could substantially reduce our ability to generate revenues.

In addition, both before and after regulatory approval, we and our product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect us and our product candidates.  Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007.  This legislation provides the FDA with expanded authority over drug products after approval and the FDA’s exercise of this authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. We cannot predict the likelihood, nature or extent of government regulation that may arise from this or future legislation or administrative action, either in the United States or abroad.

In order to market any of our products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods and the time required to obtain approval in other countries might differ from that required to obtain FDA approval.  The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States.  Approval by the FDA does not automatically lead to the approval of authorities outside of the United States and, similarly, approval by other regulatory authorities outside the United States will not automatically lead to FDA approval.  In addition, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.  Our product candidates may not be approved for all indications that we request, which would limit uses and adversely impact our potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which any potential product may be marketed or require costly, post-marketing follow-up studies.

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

In the event that any of our product candidates becomes an approved product and is commercialized, consumers may make product liability claims directly against us and/or our partners, and our partners or others selling these products may seek contribution from us if they incur any loss or expenses related to such claims. We have insurance that covers clinical trial activities. We believe our insurance coverage as of the date hereof is reasonably adequate at this time.  However, we will need to increase and expand this coverage as we commence additional clinical trials, as well as larger scale trials, and if any product candidate is approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover our potential liabilities. Our inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that we or one of our collaborators develop.  Product liability claims could have a material adverse effect on our business and results of operations.  Liability from such claims could exceed our total assets if we do not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of our products.

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

While we are exercising diligent efforts to maintain the listing of our common stock on NASDAQ, there can be no assurance that we will be able to maintain compliance with the minimum bid price, stockholder’s equity or other listing standards in the future.  For example, as a consequence of our announcement on October 28, 2016 that the Abili-T trial did not meet either its primary or secondary endpoints, our stock has traded below $1.00 per share at times. If our stock price does not increase in the future, we may receive a notice from NASDAQ that we have failed to meet its requirements, and proceedings to delist our stock could be commenced. In such event, NASDAQ rules permit us to appeal any delisting determination to a NASDAQ Hearings Panel.  If we are unable to maintain or regain compliance in a timely manner and our common stock is delisted, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline.  Delisting may also impair our ability to raise capital.

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

●	the development status of any drug candidates, such as Tcelna, including clinical study results and determinations by regulatory authorities with respect thereto;
●	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
●	our inability to obtain additional funding;
●	announcements of technological innovations, new commercial products or other material events by our competitors or us;
●	disputes or other developments concerning our proprietary rights;
●	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
●	additions or departures of key personnel;
●	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
●	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
●	regulatory developments in the United States and in foreign countries; or
●	dilutive effects of sales of shares of common stock by us or our shareholders, and sales of common stock acquired upon exercise or conversion by the holders of warrants, options or convertible notes.

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

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. From August 17, 2016 through December 31, 2016, we sold an aggregate of 66,184 shares of our common stock under our ATM facility. We generated gross and net proceeds, including amortization of deferred offering costs, of $293,345 and $276,912, respectively, with the average share price ranging from $4.12 to $4.73 per share.  During January 2017, we further sold an aggregate of 516,278 shares of common stock for gross proceeds of $490,098, with the average share price ranging from $0.90 to $0.97. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 7,141,054 shares of common stock were outstanding as of December 31, 2016.  As of such date, another (i) 481,947 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,596,625 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash to continue to assess the viability of pursuing one or more of our research and development programs, including our preclinical program for OPX-212 in NMO, and to explore our strategic alternatives. We cannot fully predict our future cash needs until we complete this analysis. However, after further analysis of the data from the Abili-T trial, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time.

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

An active trading market may never develop for our Series M warrants, which may limit the ability to resell the warrants.

There is no established trading market for the Series M warrants we issued in April 2015.  While the warrants have been listed for trading on NASDAQ under the symbol “OPXAW,” there can be no assurance that that a market will develop for the warrants.  Even if a market for the warrants does develop, the price of the warrants may fluctuate and liquidity may be limited. If a market for the warrants does not develop, then holders of the warrants may be unable to resell the warrants or be able to sell them only at an unfavorable price.  Future trading prices of the warrants will depend on many factors, including our operating performance and financial condition, our ability to continue the effectiveness of the registration statement covering the warrants and the common stock issuable upon exercise of the warrants, the interest of securities dealers in making a market and the market for similar securities.

The market price of our common stock may not exceed the exercise price of the Series M warrants.

The Series M warrants issued in April 2015 will expire on April 9, 2018.  The warrants entitle the holders to purchase shares of common stock at an exercise price of $12.00 per share through their expiration.  There can be no assurance that the market price of our common stock will exceed the exercise price of the warrants at any or all times prior to their expiration. Any warrants not exercised by their expiration date will expire worthless and we will be under no further obligation to the warrant holder.

The Series M warrants may be redeemed on short notice. This may have an adverse impact on their price.

We may redeem the Series M warrants for $0.01 per warrant if the closing price of our common stock has equaled or exceeded $20.00 per share, subject to adjustment, for 10 consecutive trading days.  If we give notice of redemption, holders will be forced to sell or exercise their warrants or accept the redemption price.  The notice of redemption could come at a time when it is not advisable or possible to exercise the warrants.  As a result, holders would be unable to benefit from owning the warrants being redeemed.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited.

As of December 31, 2016, we had net operating loss carryforwards (NOLs) for federal income tax purposes of approximately $74 million. These NOLs are generally carried forward to reduce taxable income in future years.  If unused, the NOLs will begin to expire December 31, 2024.  However, our ability to utilize the NOLs is subject to the rules under Section 382 of the Internal Revenue code.

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

The rules of Section 382 are complex and subject to varying interpretations. As a result of our numerous capital raises, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether we may have undergone an ownership change in the past. Based on our recent stock prices, we believe any ownership change would severely limit our ability to utilize the NOLs. Limitations imposed on our ability to utilize NOL carryforward amounts could cause U.S. federal income taxes to be paid earlier than if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to us. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforward amounts before they expire. If any of these events occur, we may not derive some or all of the benefits from our NOL carryforward amounts.  Presently, impairment tests have not been conducted to verify NOL preservation.  Accordingly, no assurance can be given that our NOLs will be fully available.

The employment agreement with our President and Chief Executive Officer may require us to pay severance benefits if he is terminated under specified circumstances, including in connection with a change of control of us, which could harm our financial condition or results.

The employment agreement with our President and Chief Executive Officer contains change of control and severance provisions providing for the payment of severance and other benefits, including accelerated vesting of stock options, in the event of a termination of employment under specified circumstances, including in connection with a change of control of us. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of severance benefits could harm our financial condition and results of operation. In addition, these potential severance payments and benefits may discourage or prevent third parties from seeking a business combination with us.

Item  1B.
Unresolved Staff Comments.

None.

Item  2.
Properties.

Through January 2017, we leased a 10,200 square foot facility located on three acres at 2635 Technology Forest Boulevard in The Woodlands, Texas. This location provided space for research and development and manufacturing capacity for clinical trials; a specialized Flow Cytometry and Microscopy lab; support of clinical trials with 800 square feet of cGMP manufacturing suites; Quality Systems management with a Quality Control Laboratory, Regulatory Affairs, and Quality Assurance; as well as administrative support space. Approximately 2,500 square feet of space remained available for future build-out. We leased the facility for a term ending in September 2020 with two options for an additional five years each at the then prevailing market rate.

On February 1, 2017, we assigned the facility lease to a third party, who assumed from us all of our remaining rights and obligations under the lease. In connection with the lease assignment, we also sold certain furniture, fixtures and equipment (including laboratory and manufacturing equipment) as well as our laboratory supplies located at our corporate headquarters to the third party for cash consideration. In light of the continuing evaluation of our strategic alternatives following the release of data from the Abili-T clinical study, we deemed it advisable to reduce our office, R&D and manufacturing space and corresponding rent obligations. As a result, we are currently using temporary office space in the same facility but do not have any long-term arrangements.

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

The table below shows the high and low sales prices for our common stock for the periods indicated, as reported by NASDAQ. All sales prices in the table below have been adjusted to reflect the one-for-eight reverse split of our common stock implemented on September 28, 2015.

	Price Ranges
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$8.64	$4.24
Second Quarter	5.84	2.64
Third Quarter	4.24	2.33
Fourth Quarter	5.10	2.75

Fiscal Year Ended December 31, 2016
First Quarter	$2.87	$1.69
Second Quarter	4.29	2.05
Third Quarter	4.93	2.92
Fourth Quarter	4.38	.50

As of March 10, 2017, there were approximately 206 registered holders of our common stock. This number does not include shareholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, with respect to our compensation plans under which common stock is authorized for issuance, which consist of our 2010 Stock Incentive Plan and its predecessor, our June 2004 Compensatory Stock Option Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)
Equity Compensation Plans Approved by Stockholders	481,947	$12.14	568,807
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	481,947	$12.14	568,807

Refer to Note 11 “Options and Warrants” in the Notes to our financial statements for the fiscal year ended December 31, 2016, included elsewhere in the annual report for a description of our 2010 Stock Incentive Plan and 2004 Compensatory Stock Option Plan.

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

On February 4, 2013, we entered into an Option and License Agreement (the “Merck Serono Agreement”) with Ares Trading SA (“Merck Serono”).  Pursuant to the terms, Merck Serono had an option to acquire an exclusive, worldwide (excluding Japan) license of our Tcelna® program for the treatment of MS (the “Option”).   The Option was exercisable by Merck Serono prior to or upon our completion of the Abili-T Phase IIb clinical trial for Tcelna in patients with secondary progressive MS. We received an upfront payment of $5 million for granting the Option and recognized revenues from the nonrefundable, up-front Option fee on a straight-line basis over the estimated Option exercise period which coincided with the expected completion term of the Abili-T trial. The expected completion term for revenue recognition was December 2016.

On March 9, 2015, we entered into a First Amendment of Option and License Agreement with Merck Serono to amend the Merck Serono Agreement (the “Merck Serono Amendment”). We received $3 million in consideration for certain activities to be conducted in connection with preparation for operational readiness for further clinical studies of Tcelna and for providing Merck Serono with updates and analysis with respect to our immune monitoring program that was conducted in conjunction with the Abili-T clinical trial. We evaluated the Merck Serono Amendment and determined that the $3 million payment from Merck Serono had stand-alone value due to our performance obligations thereunder. The $3 million payment was determined to be a single unit of accounting and was recognized as revenue on a straight-line basis over the period equivalent to the expected completion of the performance obligations in December 2016.

On October 28, 2016, we announced that the Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna in patients with SPMS did not meet its primary or secondary endpoints. On November 23, 2016, we received notice from Merck Serono that Merck Serono would not be exercising the Option, and as a result of such notice, the Merck Serono Agreement automatically expired.

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

Results of Operations

Comparison of Year Ended December 31, 2016 with the Year Ended December 31, 2015

Net Sales. Revenues related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement and the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition) was $2,905,165 for the year ended December 31, 2016, compared to $2,556,329 for the year ended December 31, 2015. We recorded no commercial revenues for the years ended December 31, 2016 and 2015. The increase in 2015 is primarily due to the revenue recognized in relation to the $3 million payment made in March 2015 upon execution of the Merck Serono Amendment.

Research and Development Expenses. Research and development expenses were $6,497,531 for the year ended December 31, 2016, compared to $10,039,496 for the year ended December 31, 2015. The decrease in expenses were primarily due to decreases in the need for supplies used both in our research and clinical trial product manufacturing operations and decreased clinical investigator costs associated with a decreased number of patients in the Abili-T clinical study. Also contributing to this decrease was the reduction in staff compensation expenses due to the reductions-in-force implemented during 2016. Offsetting these decreases in research and development expense was an increase in the stability testing of our custom reagent during 2016. We expense research and development costs as incurred. Property and equipment for research and development that has an alternative future use is capitalized and the related depreciation is expensed.

General and Administrative Expenses. Our general and administrative expenses were $3,122,337 for the year ended December 31, 2016, compared to $4,258,147 for the year ended December 31, 2015. The decrease is mainly due to a reduction in professional service fees, corporate governance expenses and a decrease in staff compensation due to the 2016 workforce reductions. Further reducing our general and administrative expense is the decrease in our option expense, driven by the factors used to evaluate the Black Scholes pricing model. These decreases were partially offset by an increase in directors’ fees and the valuation of their stock-based compensation.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $238,127 for the year ended December 31, 2016, compared to $351,403 for the year ended December 31, 2015. The decrease in depreciation is mainly due to laboratory equipment, software and leasehold improvements becoming fully depreciated. There were also fewer fixed asset additions in 2016 compared to the previous year.

Impairment loss. Loss on the impairment of fixed assets for the year ended December 31, 2016 was $548,638. This is in connection with the assignment of our corporate headquarters lease and sale of certain assets which was effective as of February 1, 2017 (see Note 13). Based on the cash consideration received being less than the carrying value of the assets, management determined it was appropriate to write-down the carrying value of the property and equipment to a net book value of $50,000. Also included in the impairment loss at December 31, 2016 was the 100% write-down of the asset value of our custom reagent to account for the uncertainty of its future use amounting to $487,829.

Interest Expense. Interest expense was $3,314 for the year ended December 31, 2016, compared to $2,315 for the year ended December 31, 2015. Interest expense is primarily related to the financing of insurance premiums.

Interest Income. Interest income was $4,188 for the year ended December 31, 2016, compared to $8,226 for the year ended December 31, 2015, and related to the cash balances in our savings facility.

Net Loss. We had a net loss for the year ended December 31, 2016 of $7,980,114, or $1.13 per share (basic and diluted), compared with a net loss of $12,019,278, or $2.05 per share (basic and diluted), for the year ended December 31, 2015.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The report of our independent auditors in respect of the 2016 fiscal year expressed substantial doubt about our ability to continue as a going concern. Specifically, it noted our recurring losses, negative operating cash flows and accumulated deficit. The accompanying audited consolidated financial statements for the 12 months ended December 31, 2016 have been prepared assuming that Opexa will continue as a going concern, meaning Opexa will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of December 31, 2016, we had cash and cash equivalents of $3.4 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $1.2 million. While we have historically recognized revenue related to certain upfront payments received from Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A., in connection with the Option and License Agreement and an amendment thereto, we have never generated any commercial revenues, nor do we expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts.

We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into the second quarter of 2017. However, if our projections prove to be inaccurate, or if we encounter additional costs to wind down the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing further research and development, we would need to raise additional capital to continue our operations.

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. From August 17, 2016 through December 31, 2016, we sold an aggregate of 66,184 shares of our common stock under our ATM facility. We generated gross and net proceeds, including amortization of deferred offering costs, of $293,345 and $276,912, respectively, with the average share price ranging from $4.12 to $4.73 per share. During January 2017, we further sold an aggregate of 516,278 shares of common stock for gross proceeds of $490,098, with the average share price ranging from $0.90 to $0.97. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

If we determine to continue the development of one or more of our programs, we expect to continue to incur significant expenses and increasing losses for at least the next several years. We would need to raise additional capital in order to conduct further development. Given the disappointing results of our Abili-T trial, we believe our ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired, particularly if the intended use of proceeds would be for the continued development of Tcelna.

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

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the two years ended December 31, 2016 and 2015, since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

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

None.

Item  9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Directors, Executive Officers and Corporate Governance.

Executive Officers

We have one executive officer that is elected by the Board of Directors and serves at the discretion of the Board. Our current executive officer is as follows:

Name	Age	Position
Neil K. Warma	54	President, Chief Executive Officer, Acting Chief Financial Officer and Director

Biographical information for our executive officer is set forth below:

Neil K. Warma has served as President and Chief Executive Officer since June 2008 and as a Director since September 2008. He has served as our Acting Chief Financial Officer since March 2016, and previously served in such role from March 2009 to August 2012. From July 2004 to September 2007, Mr. Warma served as president and chief executive officer of Viron Therapeutics Inc., a privately-held clinical stage biopharmaceutical company. From 2000 to 2003 Mr. Warma was co-founder and president of MedExact USA, Inc., an Internet company providing clinical information and services to physicians and pharmaceutical companies. From 1992 to 2000, Mr. Warma held senior positions of increasing responsibility at Novartis Pharmaceuticals (previously Ciba-Geigy Ltd.) at its corporate headquarters in Basel, Switzerland. While at Novartis, Mr. Warma served as the Head of International Pharma Policy & Advocacy and in senior management within global marketing where he worked on the international launch of a gastrointestinal product. Mr. Warma obtained an honors degree specializing in Neuroscience from the University of Toronto and an International M.B.A. from the Schulich School of Management at York University in Toronto. As our President and Chief Executive Officer, Mr. Warma is directly involved in all aspects of our operations. He has extensive experience in corporate business development within the biopharmaceutical industry, in addition to executive leadership and management experience.

Directors

All of the current directors serve until the next annual shareholders’ meeting or until their successors have been duly elected and qualified. Our current Board of Directors is as follows:

Name	Age	Position
Timothy C. Barabe	64	Director
Hans-Peter Hartung, M.D.	62	Director
Gail J. Maderis	59	Director
Michael S. Richman	56	Director
Neil K. Warma	54	Director, President, Chief Executive Officer and Acting Chief Financial Officer

Timothy C. Barabe has served as a Director since March 2014. He retired in 2013 as Executive Vice President and Chief Financial Officer of Affymetrix, Inc. Mr. Barabe has been on the Board of Selecta Biosciences (SELB) since August 2016 and is a member of their Audit Committee. Selecta is based in Watertown, MA and is listed on NASDAQ. Previously, from July 2006 until March 2010, he was Senior Vice President and Chief Financial Officer of Human Genome Sciences, Inc. Mr. Barabe served as Chief Financial Officer of Regent Medical Limited, a U.K.-based, privately owned, surgical supply company, from 2004 to 2006. He was with Novartis AG from 1982 through August 2004, where he served in a succession of senior executive positions in finance and general management, most recently as the Chief Financial Officer of Sandoz GmbH, the generic pharmaceutical subsidiary of Novartis. Mr. Barabe serves on the boards of: ArQule, Inc., a Boston-based, NASDAQ-listed biotech company; Vigilant Biosciences, Inc., a private medical device company; Veeva Systems Inc., a cloud based software company focusing on the life sciences industry; and Project Open Hand, a non-profit organization. He received his B.B.A. degree from the University of Massachusetts (Amherst) and his M.B.A. from the University of Chicago. Mr. Barabe has extensive experience as a senior financial executive of life sciences companies, giving him valuable operational and financial experience, including in the international setting, and knowledge of both the pharmaceutical and biotech industries.

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

Neil K. Warma—refer to “Executive Officers” section above for Mr. Warma’s biographical information.

Audit Committee

The Audit Committee of the Board currently consists of Messrs. Richman (chair) and Barabe and Ms. Maderis, each of whom is an independent, non-employee director. The Audit Committee selects, on behalf of our Board, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, recommends to our Board whether the audited financials should be included in our annual reports to be filed with the SEC, and oversees management’s identification, evaluation, and mitigation of major risks to Opexa. The Audit Committee operates pursuant to a written charter. During the last fiscal year, the Audit Committee held four meetings.

All of the members of the Audit Committee are non-employee directors who: (1) met the criteria for independence as required by NASDAQ listing standards and as set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in preparation of our financial statements during the past three years; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board has determined that Messrs. Richman and Barabe and Ms. Maderis each, individually, qualify as an “audit committee financial expert” as defined in SEC rules and regulations and also possesses the financial sophistication and requisite experience as required under NASDAQ listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2016.

Item 11.
Executive Compensation

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal year ended December 31, 2016. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during 2016, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

2016 Summary Compensation Table
Name and Principal Position	Year	Salary	Options Awards(1)	All Other Compensation	Total
Neil K. Warma	2016	$416,625	$201,846	$0	$618,471
President, Chief Executive Officer and Acting Chief Financial Officer	2015	$416,625	$92,112	$0	$508,737

Don Healey, Ph.D. (2)	2016	$270,000	$96,125	$0	$366,125
Former Chief Scientific Officer	2015	$266,240	$46,056	$0	$312,296

Donna R. Rill (3)	2016	$218,377	$96,125	$0	$314,502
Former Chief Development Officer	2015	$261,917	$38,380	$0	$300,297

(1)
Amounts in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC 718. Mr. Warma was granted two options on May 16, 2016, and the fair value of each was calculated using the Black-Scholes option-pricing model. The first option is based upon the achievement of a future performance-based strategic milestone objective, and the grant date fair value is based upon the probable outcome of the performance conditions. The second option is time-based. Dr. Healey and Ms. Rill were each granted a time-based option on May 16, 2016. See Note 11 to our financial statements included in our annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)
Dr. Healey was appointed as an executive officer on October 26, 2015 and his employment terminated on January 31, 2017 as part of a reduction-in-force which occurred on that date.

(3)
Ms. Rill resigned as Chief Development Officer on November 4, 2016.

Executive Employment Agreements

Neil K. Warma. We entered into an employment agreement on June 16, 2008 with Neil K. Warma pursuant to which he serves as our President and Chief Executive Officer. Mr. Warma also became our Acting Chief Financial Officer on March 2, 2016. Pursuant to the agreement, which automatically renews for 12-month periods, Mr. Warma is currently compensated at the rate of $416,625 per annum. In addition, Mr. Warma is entitled to the following: (i) an annual cash bonus of up to 50% of his base salary based upon milestones to be agreed upon; and (ii) a one-time payment of $50,000 cash and 781 shares of our common stock to be issued if and when the closing bid price of our common stock equals or exceeds $128.00 for 20 consecutive trading days. In addition, we provide Mr. Warma with our standard benefits and insurance coverage as generally provided to our management, as well as contractual indemnification rights by reason of his service as an officer and employee. If his employment is terminated by the Board without cause, as defined in the agreement, Mr. Warma will be entitled to receive a severance payment equal to 12 months of his base salary plus a payment equal to 30% of base salary in lieu of any potential bonus, in addition any earned but unpaid bonus. In addition, vesting of stock options will accelerate in full. We will also reimburse Mr. Warma for COBRA expenses for a 12-month period, subject to a cap equal to Opexa’s standard contribution to employee health benefits. Upon the effectiveness of a change in control, as defined in the agreement, Mr. Warma will receive 18 months of salary and COBRA reimbursement and a payment equal to 45% of base salary in lieu of any potential bonus, in addition to any earned but unpaid bonus. In addition, all vesting of options will accelerate in full. Any payment or benefit Mr. Warma might receive upon a change of control which would constitute a “parachute payment” under Section 280G of the Internal Revenue Code will be reduced so as not to trigger excise tax under Section 4999 of such Code. Mr. Warma’s agreement also provides that for a 12-month period following his termination of employment, he will not engage or participate in any competitive business or solicit or recruit any of our employees. The severance and change of control benefits are subject to Mr. Warma executing and delivering a general release and waiver of claims in favor of Opexa.

Don Healey, Ph.D. Dr. Healey was employed as our Chief Scientific Officer pursuant to the terms of an employment agreement dated March 4, 2010 until his employment terminated on January 31, 2017 as part of a reduction-in-force which occurred on that date. Pursuant to the terms of his March 2010 employment agreement, he is entitled to receive severance payments equal to six months of his base salary. The severance benefits are subject to Dr. Healey not being in breach of the employment agreement or Opexa’s proprietary information and inventions agreement, and not engaging in any activity which is competitive with Opexa while receiving the severance benefits. Dr. Healey’s salary at the time of his termination was $270,000 per annum. The timing of any payments to Dr. Healey is subject to applicable requirements of Section 409A of the Code and the related Treasury Regulations.

Donna R. Rill. Ms. Rill was employed as our Chief Development Officer pursuant to the terms of an employment agreement dated April 1, 2010 until she resigned from her position on November 4, 2016. Ms. Rill was not entitled to receive any severance benefits as a result of her resignation. Ms. Rill’s salary at the time of her resignation was $252,150 per annum.

2016 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2016 for each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
Neil K. Warma	7,812	—	$32.32	06/16/18
	4,687	—	$7.04	01/16/19
	3,125	—	$65.60	11/30/19
	2,343	—	$49.92	01/04/21
	5,452	—	$30.40	01/06/22
	5,452	—	$30.40	01/06/22
	11,996	—	$30.40	01/06/22
	6,250	—	$15.04	11/08/23
	27,178	12,353(1)	$14.56	02/28/24
	6,562	8,438(1)	$6.56	03/02/25
	18,750	31,250(1)	$2.13	05/16/26

Don Healey, Ph.D.	937	—	$72.00	04/30/20
	937	—	$49.92	01/04/21
	1,308	—	$30.40	01/06/22
	2,617	—	$30.40	01/06/22
	1,199	—	$30.40	01/06/22
	2,500	—	$14.00	04/29/23
	5,554	2,524(1)	$14.56	02/28/24
	3,281	4,219(1)	$6.56	03/02/25
	18,750	31,250(1)	$2.13	05/16/26

Donna Rill	1,000	—	$175.04	06/18/25
	93	—	$34.88	05/06/18
	1,031	—	$37.44	06/26/18
	1,250	—	$7.04	01/16/19
	262	—	$15.04	02/06/19
	1,562	—	$65.60	11/30/19
	781	—	$49.92	01/04/21
	1,199	—	$30.40	01/06/22
	1,308	—	$30.40	01/06/22
	2,617	—	$30.40	01/06/22
	2,500	—	$14.00	04/29/23
	5,049	—	$14.56	02/28/24
	2,344	—	$6.56	03/02/25
	15,625	—	$2.13	05/16/26

(1)
25% of the shares vest on the one-year anniversary of the grant date, and the remaining 75% vesting quarterly over the remaining three years.

2016 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation	Total
Timothy C. Barabe	$13,750(3)	$41,247(4)	--	$0	$54,997
Hans-Peter Hartung, M.D.	$55,000	--	--	$0	$55,000
Gail J. Maderis	$13,750(3)	$41,247(4)	--	$0	$54,997
Michael S. Richman	$13,750(3)	$41,247(4)	--	$0	$54,997
Scott B. Seaman(5)	$0	$41,248(4)	--	$0	$41,248

(1)
Amount represents the aggregate grant date fair value of equity awards computed in accordance with FASB ASC 718. The fair value of restricted stock awards is based on the closing price of our common stock on the grant date. See Note 11 to our financial statements included in our annual report on Form 10-K for assumptions underlying the valuation of equity awards.

(2)
The aggregate number of shares underlying outstanding option awards as of December 31, 2016 was: Mr. Barabe, 14,050 shares; Dr. Hartung, 14,856 shares; Ms. Maderis, 19,301 shares; Mr. Richman, 21,912 shares; and Mr. Seaman, 27,713 shares.

(3)
For the fourth quarter of 2016, Board compensation to US-based directors was paid in cash in arrears in lieu of restricted stock awards.

(4)
As compensation for Board services for the first three quarters of 2016, Messrs. Barabe, Richman and Seaman and Ms. Maderis each received an aggregate of 19,365 shares of restricted common stock.

(5)
Mr. Seaman resigned from the Board on October 31, 2016.

Standard Compensation Arrangements

Employee directors do not receive any compensation for services as a member of our Board. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board and committee meetings. During 2016, our annual compensation arrangements for our non-employee directors was valued at $55,000 and consisted of (i) for US-based directors, shares of restricted stock issued on a quarterly basis and immediately vested for the first three quarters of 2016, and cash compensation paid in arrears for the fourth quarter of 2016 and (ii) for the Company’s one non-US-based director, cash compensation paid in arrears. In December 2016, the Board modified our standard annual compensation arrangements for non-employee directors to provide for quarterly cash payments of $13,750 in lieu of any equity awards, totaling the same $55,000 annual compensation, with such cash payments made in advance rather than in arrears.

Item  12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2017, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers as a group. As of March 1, 2017, there were 7,657,332 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percentage of Class

Executive Officers and Directors:
Neil K. Warma	129,651(2)	1.67%
Don Healey, Ph.D.	41,128(3)	*
Donna R. Rill	0(4)	*
Michael S. Richman	48,826(5)	*
Gail J. Maderis	46,215(6)	*
Timothy Barabe	26,960(7)	*
Hans-Peter Hartung, M.D.	14,856(8)	*

All current directors and executive officers as a group (5 persons)	266,508(9)	3.40%

*
Less than 1%

(1)
Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Opexa Therapeutics, Inc., 2635 Technology Forest Boulevard, The Woodlands, Texas 77381.

(2)
Consisting of: (i) 18,110 shares of common stock; (ii) 659 shares of common stock underlying Series I Warrants; (iii) 86 shares of common stock underlying Series K Warrants; (iv) 4,656 shares of common stock underlying Series M warrants; and (v) 106,140 shares of common stock underlying currently exercisable stock options.

(3)
Consisting of: (i) 4,045 shares of common stock; and (ii) 37,083 shares of common stock underlying currently exercisable stock options. Dr. Healey’s employment terminated on January 31, 2017 as part of a reduction-in-force which occurred on that date.

(4)
Ms. Rill resigned from her position on November 4, 2016.

(5)
Consisting of: (i) 25,884 shares of common stock; (ii) 1,030 shares of common stock underlying Series M warrants; and (iii) 21,912 shares of common stock underlying currently exercisable able stock options.

(6)
Consisting of: (i) 25,884 shares of common stock; (ii) 1,030 shares of common stock underlying Series M warrants; and (iii) 19,301 shares of common stock underlying currently exercisable stock options.

(7)
Consisting of: (i) 12,910 shares of common stock held by Barabe Consulting, Inc., for which Mr. Barabe has sole voting and disposition authority and may be deemed the beneficial owner as the president, sole director and sole stockholder; and (ii) 14,050 shares of common stock underlying currently exercisable stock options held by Mr. Barabe.

(8)
Consisting of 14,856 shares of common stock underlying currently exercisable stock options.

(9)
Consisting of: (i) 82,788 shares of common stock; (ii) 7,461 shares of common stock underlying warrants; and (iii) 176,259 shares of common stock underlying stock options. Includes only current directors and executive officers serving in such a capacity on the date of this report.

Item  13.
Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2016, we have engaged in no reportable transactions with our directors, executive officers, beneficial holders of more than 5% of our voting securities, and affiliates or their immediately family members.

Director Independence

The Board determined that Ms. Maderis, Dr. Hartung and Messrs. Barabe and Richman are each an independent director within the meaning of NASDAQ listing standards, which directors constitute a majority of the Board. The Board has determined that each member of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees is independent (or similarly designated) based on the Board’s application of the standards of NASDAQ, the rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate for such committee membership. The current members of these committees are as follows:

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Timothy C. Barabe	X	X	X	X
Hans-Peter Hartung	X
Gail J. Maderis	X	X	X	X
Michael S. Richman	X	X	X	X

Item 14.
Principal Accountant Fees and Services.

The following table presents the estimated aggregate fees billed by MaloneBailey, LLP for services performed during our last two fiscal years.

	Years Ended December 31,
	2016	2015
Audit fees(1)(2) (3)	$80,046	$65,000
Tax fees	—	—
All other fees(4)	5,500	31,500

	$85,546	$96,500

(1)
Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015, and (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years.
(2)
Audit fees paid in 2016 include $35,046 for the 2015 fiscal year audit.
(3)
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

Item 16.
Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: March 28, 2017	By:	/s/ Neil K. Warma
Neil K. Warma
President, Chief Executive Officer and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Neil K. Warma	President, Chief Executive Officer, Acting Chief Financial Officer and Director	March 28, 2017
Neil K. Warma	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Timothy Barabe	Director	March 28, 2017
Timothy Barabe

/s/ Hans-Peter Hartung	Director	March 28, 2017
Hans-Peter Hartung

/s/ Gail J. Maderis	Director	March 28, 2017
Gail J. Maderis

/s/ Michael S. Richman	Director	March 28, 2017
Michael S. Richman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Opexa Therapeutics, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Opexa Therapeutics, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of Opexa’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opexa Therapeutics, Inc. and its subsidiary as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses, negative operating cash flows and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
March 28, 2017

OPEXA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$3,444,952	$12,583,764
Other current assets	371,562	498,798
Total current assets	3,816,514	13,082,562
Property & equipment, net of accumulated depreciation of $3,194,029 and $2,443,600, respectively	50,000	837,867
Other long-term assets	—	496,269
Total assets	$3,866,514	$14,416,698

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$377,956	$739,850
Accrued expenses	625,890	1,008,077
Deferred revenue .	—	2,905,165
Notes payable – Insurance	156,642	148,344
Total current liabilities	1,160,488	4,801,436

Total liabilities	$1,160,488	$4,801,436

Stockholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,141,054 and 6,982,909 shares issued and outstanding	71,411	69,829
Additional paid in capital	163,954,215	162,884,919
Accumulated deficit	(161,319,600)	(153,339,486)
Total stockholders’ equity	2,706,026	9,615,262
Total liabilities and stockholders’ equity	$3,866,514	$14,416,698

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2016 and 2015

	2016	2015
Revenue:
Option revenue	$2,905,165	$2,556,329
Research and development	6,497,531	10,039,496
General and administrative	3,122,337	4,258,147
Depreciation and amortization	238,127	351,403
Impairment loss	1,036,467	—
Loss on disposal of fixed assets	2,320	1,167
Operating loss	(7,991,617)	(12,093,884)
Interest income, net	874	5,911
Other income and expense, net	10,629	68,695
Net loss	$(7,980,114)	$(12,019,278)
Basic and diluted loss per share	$(1.13)	$(2.05)
Weighted average shares outstanding	7,048,661	5,854,438

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2016 and 2015

	Common Stock
	Shares	Par	Additional Paid inCapital	AccumulatedDeficit	Total
Balances at December 31, 2014	3,529,344	$35,293	$148,724,102	$(141,320,208)	$7,439,187
Shares issued for services	13,379	134	78,079	—	78,213
Cancellation of fractional shares	(1,365)	(13)	(5,015)	—	(5,028)
Shares sold for cash	3,440,448	34,404	13,247,631	—	13,282,035
Exercise of warrants	1,103	11	4,399	—	4,410
Option expense	—	—	835,723	—	835,723
Net loss	—	—	—	(12,019,278)	(12,019,278)
Balances at December 31, 2015	6,982,909	$69,829	$162,884,919	$(153,339,486)	$9,615,262
Shares issued for services	77,460	775	164,215	—	164,990
Shares sold for cash	66,184	662	276,250	—	276,912
Exercise of warrants	14,501	145	57,840	—	57,985
Option expense	—	—	570,991	—	570,991
Net loss	—	—	—	(7,980,114)	(7,980,114)
Balance at December 31, 2016	7,141,054	$71,411	$163,954,215	$(161,319,600)	2,706,026

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net loss	$(7,980,114)	$(12,019,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	164,990	78,213
Depreciation	238,127	351,403
Option expense	570,991	835,723
Loss on disposal of property and equipment	2,320	1,167
Impairment loss	1,036,467	—
Changes in:
Other current assets	405,005	(547,606)
Accounts payable	(361,894)	37,356
Accrued expenses	(382,187)	(41,436)
Deferred revenue	(2,905,165)	443,671
Other long-term assets	8,440	535,208
Net cash used in operating activities	(9,203,020)	(10,325,579)

Cash flows from investing activities
Purchase of property & equipment	(1,221)	(92,333)
Net cash used in investing activities	(1,221)	(92,333)

Cash flows from financing activities
Common stock and warrants sold for cash, net of offering costs	276,912	13,282,035
Cash generated from exercise of warrants	57,985	4,410
Repurchase of fractional shares	—	(5,028)
Note payable – insurance	(186,706)	(186,114)
Payment of deferred offering cost	(82,762)	—
Net cash provided by financing activities	65,429	13,095,303

Net change in cash and cash equivalents	(9,138,812)	2,677,391
Cash and cash equivalents at beginning of period	12,583,764	9,906,373
Cash and cash equivalents at end of period	$3,444,952	$12,583,764

Cash paid for:
Income tax	$—	$—
Interest	$3,314	$2,315

Non-cash transactions:
Insurance premium financed through issuance of notes	$195,004	$184,787

See accompanying summary of accounting policies and notes to consolidated financial statements

OPEXA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS OVERVIEW, GOING CONCERN AND SUMMARY OF ACCOUNTING POLICIES

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

Opexa is a biopharmaceutical company developing personalized immunotherapies with the potential to treat major illnesses, including multiple sclerosis (MS) as well as other autoimmune diseases such as neuromyelitis optica (“NMO”). These therapies are based on the Company’s proprietary T-cell technology. Information related to its product candidates, Tcelna and OPX-212, is preliminary and investigative. Tcelna and OPX-212 have not been approved by the U.S. Food and Drug Administration (FDA) or other global regulatory agencies for marketing.

On October 28, 2016, the Company announced that the Abili-T trial did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. Abili-T is a 183-patient, randomized, double-blind, placebo-controlled Phase IIb study that was conducted at 35 clinical trial sites in the U.S. and Canada and designed to evaluate the safety and efficacy of Tcelna (imilecleucel-T) in patients with secondary progressive MS (SPMS). Patients in the Tcelna arm of the study received two annual courses of Tcelna treatment consisting of five subcutaneous injections per year. The Company completed enrollment of the Abili-T study in May 2014 and un-blinded the results from the study in late October 2016. Previously, in September 2008, the Company completed a Phase IIb clinical study of Tcelna in the relapsing-remitting MS (RRMS) indication.

The Company operates in a highly regulated and competitive environment. The manufacturing and marketing of pharmaceutical products require approval from, and are subject to, ongoing oversight by the Food and Drug Administration, or FDA, in the United States, by the European Medicines Agency, or EMA, in the E.U. and by comparable agencies in other countries. Obtaining approval for a new therapeutic product is never certain and may take many years and may involve expenditure of substantial resources.

Going Concern. The accompanying audited consolidated financial statements for the 12 months ended December 31, 2016 have been prepared assuming that the Company will continue as a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of December 31, 2016, the Company had cash and cash equivalents of $3.4 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $1.2 million. While the Company has historically recognized revenue related to certain upfront payments received from Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A., in connection with the Option and License Agreement and an amendment thereto between Merck Serono and the Company, the Company has never generated any commercial revenues, nor does it expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts. Opexa continues to incur net losses, negative operating cash flows and has an accumulated deficit of $161,319,600 as of December 31, 2016.

Following the October 28, 2016 announcement that the Abili-T trial did not meet its primary or secondary endpoints, and in order to conserve cash resources while it reevaluated its programs and explored various strategic alternatives, during the fourth quarter of 2016 and first quarter of 2017 the Company implemented several reductions in workforce totaling 90% of its then 20 full-time employees. After further analysis of the data from the Abili-T trial, the Company has determined that it will not move forward with further studies of Tcelna in SPMS at this time and is conducting a review of its other research and development programs, including the preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. The Company is also exploring its strategic alternatives. The Company cannot fully predict its future cash needs until it completes this analysis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using its at-the-market offering program and cutting expenses where possible. However, in light of the disappointing Abili-T study results, there can be no assurance that the Company will be able to secure additional funds or, if such funds are available, whether the terms or conditions would be acceptable to the Company.

Reverse Stock Split. On September 28, 2015, the Company effected a one-for-eight reverse stock split of its common stock (the “1:8 Reverse Stock Split”) which decreased the number of common shares issued and outstanding from approximately 54.3 million shares to approximately 6.8 million shares. The number of authorized shares of common stock and preferred stock remained the same following the 1:8 Reverse Stock Split.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Opexa and its wholly owned subsidiary, Opexa Hong Kong Limited (“Opexa Hong Kong”). Opexa Hong Kong was formed in the Hong Kong Special Administrative Region during 2012 in order to facilitate potential development collaborations in the pan-Asian region. Presently, Opexa Hong Kong has not entered into any agreements and has not recognized any revenues as of December 31, 2016. All intercompany transactions and balances between Opexa and Opexa Hong Kong are eliminated in consolidation.

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

Certain Risks and Concentrations. Opexa is exposed to risks associated with foreign currency transactions insofar as it has used U.S. dollars to fund Opexa Hong Kong’s bank account denominated in Hong Kong dollars. As the net position of the unhedged Opexa Hong Kong bank account fluctuates, Opexa’s earnings may be negatively affected. In addition, the reported carrying value of the Company’s Hong Kong dollar-denominated assets and liabilities that remain in Opexa Hong Kong will be affected by fluctuations in the value of the U.S. dollar as compared to the Hong Kong dollar. Opexa currently does not utilize forward exchange contracts or any type of hedging instruments to hedge foreign exchange risk as Opexa believes that its overall exposure is relatively limited. As of December 31, 2016, Opexa Hong Kong reported cash and cash equivalents of $9,875 in converted U.S. dollars and does not have any reported liabilities in the consolidated balance sheets.

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

On February 4, 2013, Opexa entered into an Option and License Agreement (the “Merck Serono Agreement”) with Merck Serono.  Pursuant to the terms, Merck Serono had an option to acquire an exclusive, worldwide (excluding Japan) license of Opexa’s Tcelna® program for the treatment of MS.   The option was exercisable by Merck Serono prior to or upon Opexa’s completion of its Abili-T Phase IIb clinical trial for Tcelna in patients with secondary progressive MS. Opexa received an upfront payment of $5 million for granting the option and recognized revenues from the nonrefundable, up-front option fee on a straight-line basis over the estimated option exercise period which coincided with the expected completion term of the Abili-T trial. The expected completion term for revenue recognition was December 2016.

On March 9, 2015, Opexa entered into a First Amendment of Option and License Agreement with Merck Serono to amend the Merck Serono Agreement (the “Merck Serono Amendment”). Opexa received $3 million in consideration for certain activities to be conducted in connection with preparation for operational readiness for further clinical studies of Tcelna and for providing Merck Serono with updates and analysis with respect to Opexa’s immune monitoring program that was conducted in conjunction with the Abili-T clinical trial. Opexa evaluated the Merck Serono Amendment and determined that the $3 million payment from Merck Serono had stand-alone value due to Opexa’s performance obligations thereunder. The $3 million payment was determined to be a single unit of accounting and was recognized as revenue on a straight-line basis over the period equivalent to the expected completion of the performance obligations in December 2016.

On October 28, 2016, Opexa announced that the Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna in patients with SPMS did not meet its primary or secondary endpoints. On November 23, 2016, Opexa received notice from Merck Serono that Merck Serono would not be exercising the option, and as a result of such notice, the Merck Serono Agreement automatically expired.

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

Supplies Inventory. Supplies inventory during 2016 and 2015 included reagents and supplies that were used to manufacture Tcelna and placebo product in Opexa’s Phase IIb clinical study. These prepaid reagents and supplies are amortized to research and development expenses in the consolidated statements of operations over the period that these supplies were used. A single custom reagent that was used primarily for the NMO program and other Pre-Phase III activities is captured as custom reagents and reported under Other Long-Term Assets due to its material cost and three-year shelf life. Upon consumption, the cost of this reagent will be amortized to research and development expense in the consolidated statement of operations.

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

Stock-Based Compensation. Opexa accounts for share-based awards issued to employees in accordance with FASB ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting is over a 4-year period). Additionally, Opexa accounts for share-based awards to non-employees in accordance with FASB ASC 505, and such awards are expensed over the period in which the related services are rendered at their fair value.

Research and Development. Research and development expenses are expensed in the consolidated statements of operations as incurred in accordance with FASB ASC 730, Research and Development. Research and development expenses include salaries, related employee expenses, clinical trial expenses, research expenses, consulting fees, and laboratory costs. In instances in which the Company enters into agreements with third parties for research and development activities, Opexa may prepay fees for services at the initiation of the contract. Opexa records the prepayment as a prepaid asset in the consolidated balance sheets and amortizes the asset into research and development expense in the consolidated statements of operations over the period of time the contracted research and development services are performed. Other types of arrangements with third parties may be fixed fee or fee for service, and may include monthly payments or payments upon completion of milestones or deliverables. Opexa expenses the costs of licenses of patents and the prosecution of patents until the issuance of such patents and the commercialization of related products is reasonably assured. Research and development expense for the years ended December 31, 2016 and 2015 was $6,497,531 and $10,039,496, respectively.

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

Recently Issued Accounting Pronouncements. The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2—CASH AND CASH EQUIVALENTS

As of December 31, 2016, Opexa invested approximately $2.8 million in a savings account. For the year ended December 31, 2016, the savings account recognized an average market yield of 0.06%. Interest income of $4,188 from the savings account was recognized for the year ended December 31, 2016 in the consolidated statements of operations.

NOTE 3—OTHER CURRENT ASSETS

Other current assets consisted of the following at December 31, 2016 and 2015:

Description	2016	2015
Deferred offering costs	111,641	28,876
Prepaid expenses	259,921	469,922
Total Other Current Assets	$371,562	$498,798

Deferred offering costs at December 31, 2016 include $111,641 in costs incurred from third parties in connection with the renewal of the Company’s shelf registration statement. Deferred offering costs at December 31, 2015 included $28,876 in costs incurred from third parties in connection with the implementation of a $1.5 million and $15 million purchase agreement in November 2012 pursuant to which Opexa had the right (now terminated) to sell to Lincoln Park Capital Fund, LLC shares of its common stock, subject to certain conditions and limitations.

As of December 31, 2015, the remaining costs of $38,938 in connection with the Merck Serono Agreement were included in other current assets (see Note 1). Such costs were amortized during 2016 and no balance remained at December 31, 2016. Also included in prepaid expenses is an advance to Pharmaceutical Research Associates, Inc. (“PRA”), a contract research organization providing services to Opexa, in the amount of $45,365 as well as $174,400 of prepaid insurance for Opexa’s directors’ and officers’ liability insurance. The remaining balance in prepaid expenses is attributable to various service and maintenance contracts.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and 2015:

Description	Life	2016	2015
Computer equipment	3 years	$173,147	$193,596
Office furniture and equipment	5-7 years	238,661	247,679
Software	3 years	125,412	125,412
Laboratory equipment	7 years	1,117,173	1,120,693
Leasehold improvements	5 years	684,515	683,295
Manufacturing equipment	7 years	905,121	910,792
Subtotal:		3,244,029	3,281,467
Less: accumulated depreciation and impairment		(3,194,029)	(2,443,600)
Property and equipment, net		$50,000	$837,867

Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful life of three to seven years, depending upon the type of equipment, except for leasehold improvements which are amortized using the straight-line method over the remaining lease term or the life of the asset, whichever is shorter. The cost of repairs and maintenance is charged as an expense to the consolidated statements of operations as incurred. Depreciation expense totaled $238,127 and $351,403 for the years ended December 31, 2016 and 2015, respectively.

In connection with the assignment of the Company’s corporate headquarters lease and sale of certain assets which was effective as of February 1, 2017 (see Note 13), and based on the consideration received being less than the carrying value of the assets, management determined it was appropriate to write-down the carrying value of the property and equipment to its recoverable value of $50,000 as of December 31, 2016. The Company recorded an impairment loss of $548,638 for the year ended December 31, 2016.

NOTE 5—OTHER LONG-TERM ASSETS

Other long-term assets consists solely of a single custom reagent that was available to be used for the development of the Company’s product candidate OPX-212 for NMO, other Pre-Phase III research activities or potentially for other treatment options or autoimmune diseases utilizing the T-cell technology platform. Upon consumption, the costs of this reagent are amortized to research and development expenses in the consolidated statements of operations. The custom reagent has a three-year shelf life and its expiration is November 2018. At December 31, 2016 and 2015, other long-term assets consist solely of a single custom reagent with a carrying value of $0 and $496,269, respectively, which included a 100% write-down of the asset value at December 31, 2016 to account for the uncertainty in future use of the custom reagent.

NOTE 6 – NOTES PAYABLE

Notes payable consists of a commercial insurance premium finance agreement - promissory note with AFCO of which $136,038 was outstanding as of December 31, 2016. The loan has an interest rate of 3.5% per annum and matures July 1, 2017. The second note is also a commercial insurance premium finance agreement – promissory note with AFCO of which $20,604 was outstanding as of December 31, 2016. The loan has an interest rate of 3.5% per annum and matures September 1, 2017. Payments on the above notes are due and payable monthly until maturity.

NOTE 7—INCOME TAXES

Opexa uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

At December 31, 2016 and 2015 Opexa had approximately $74 million and approximately $70 million of unused net operating losses (NOLs), respectively, available for carry forward to future years. For tax purposes, Opexa elects to capitalize research and development expenses and amortize them over a 10-year period. The unused NOLs begin to expire at December 31, 2024. At December 31, 2016 and 2015, capitalized R&D amounted to $41.2 million and $35.3 million, respectively.

At December 31, 2016 and 2015, Opexa had a deferred tax asset which is covered by a full valuation allowance due to uncertainty of Opexa’s ability to generate future taxable income necessary to realize the related deferred tax asset consisting of:

Deferred tax asset resulting from:	December 31, 2016	December 31, 2015
Net operating loss	$25,050,750	$24,806,175
Research and development tax credits	2,896,079	2,593,792
Capitalized research and development costs	13,568,440	11,900,122
Subtotal	41,515,269	39,300,089
Less valuation allowance	(41,151,269)	(39,300,089)
Net deferred tax asset	$-	$-

Opexa’s ability to utilize the NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change” (generally defined as a greater than 50% change (by value) in the Company’s equity ownership over a three-year period). The Section 382 limitation is applied annually and is equal to the value of Opexa’s stock on the date of the ownership change, multiplied by a designated federal long-term tax-exempt rate. At December 31, 2016, the tax returns open for examination by the Internal Revenue Service are 2013, 2014, 2015 and 2016 (not yet filed).

NOTE 8—COMMITMENTS AND CONTINGENCIES

In October 2005, Opexa entered into a ten-year lease for its office and research facilities. The facility including the property was leased for a term of ten years with two options for an additional five years each at the then prevailing market rate. In May 2015, Opexa exercised the option for an additional five year lease. Rent expense in the consolidated statements of operations for the years ended December 31, 2016 and 2015 was approximately $203,000 and $153,000 respectively.

As of December 31, 2016, the future minimum lease payments were:

Year	Amount
2017	200,000
2018	201,250
2019	206,250
2020	157,500
Total future minimum lease payments	$765,000

Subsequent to December 31, 2016, Opexa entered into an Assignment and Assumption of Lease with KBI Biopharma, Inc. on February 1, 2017, pursuant to which Opexa assigned to KBI, and KBI assumed from Opexa, all of Opexa’s remaining rights and obligations under the lease for Opexa’s office and research facilities. See Note 13.

NOTE 9—SIGNIFICANT CONTRACTUAL SERVICE AND MILESTONE AGREEMENTS

In February 2012, Opexa entered into an agreement with PRA pursuant to which PRA provides Opexa with services related to the design, implementation and management of Opexa’s Phase IIb clinical trial program in SPMS (the “PRA Agreement”). Payments by Opexa to PRA under the PRA Agreement are based on the achievement of certain time and performance milestones as presented in the PRA Agreement. Total payments to PRA during the years ended December 31, 2016 and 2015, which were charged to research and development expense on the consolidated statements of operations, amounted to $1,679,973 and $1,115,868, respectively. Unless terminated by either party without cause on 60 days prior notice or on shorter notice with cause, the initial term of the PRA Agreement is for four years and automatically renews for successive one year terms.

Through December 31, 2015, Opexa entered into individual Clinical Trial Agreements with 36 Institutions and 36 principal investigators acting within their employment or agent positions within their clinical institution. Under the terms of each Clinical Trial Agreement, each of the Investigators will identify and recruit subjects with SPMS meeting certain enrollment requirements and conduct clinical research in conjunction with Opexa’s Phase IIb clinical study (Abili-T), and each of the Institutions will provide appropriate resources and facilities so the Institution’s Investigator can conduct the Abili-T study in a timely and professional manner and according to the terms of the Clinical Trial Agreement. Under the terms of each Clinical Trial Agreement, Opexa paid an upfront cash payment to each Institution for start-up and other costs which were charged directly to expense. Future payments by Opexa to the Institutions during the term of each Clinical Trial Agreement are based on the achievement of certain performance milestones as presented in each Clinical Trial Agreement. Unless terminated by Opexa without cause with 30 days’ notice, or unless terminated by the Institution, Investigator or Opexa for health or safety reasons, the initial term of the Clinical Trial Agreements with each Institution and Investigator is for the duration of their enrolled subjects in the Abili-T study.

On October 28, 2016, Opexa announced that the Abili-T trial did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. Abili-T was a 183-patient, randomized, double-blind, placebo-controlled Phase IIb study that was conducted at 35 clinical trial sites in the U.S. and Canada and designed to evaluate the safety and efficacy of Tcelna (imilecleucel-T) in patients with SPMS. Patients in the Tcelna arm of the study received two annual courses of Tcelna treatment consisting of five subcutaneous injections per year. Opexa completed the enrollment of the Abili-T study in May 2014 and un-blinded the results from the study in late October 2016.

NOTE 10—EQUITY

         Summary information regarding equity related transactions for the years ended December 31, 2015 and December 31, 2016 is as follows:

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

●
On September 1, 2015, pursuant to a Stock Purchase Agreement, Opexa sold 113,636 shares of common stock for $4.40 per share and issued Series N warrants to purchase a like number of shares for gross and net proceeds of $499,999 upon the closing of tranche one of a private placement. Opexa also agreed to sell and the purchasers agreed to purchase pursuant to the September 1, 2016 Stock Purchase Agreement an additional aggregate of $4.5 million of common stock in four additional tranches upon Opexa’s achievement of certain milestones to further the clinical development of OPX-212, Opexa’s autologous T-cell immunotherapy being developed for the treatment of neuromyelitis optica.

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

During 2016, equity related transactions were as follows:

●
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

●
On May 16, 2016, a total of 103,280 shares of common stock with an aggregate fair value of $219,986 were granted to certain non-employee directors for service on Opexa’s Board of Directors. Of these common stock awards, 25% vested immediately and the shares were issued on such date, and 25% vested and the shares were issued on each of June 30, 2016 and September 30, 2016. Opexa recognized stock-based compensation expense relating to these issued shares of an aggregate of $164,990. While the remaining 25% of the shares were originally scheduled to vest and be issued on December 31, 2016, the fourth increment of 25,820 shares did not vest and the shares were not issued because before the vesting date one non-employee director had resigned and the Board determined to instead pay cash to the non-employee directors for their Board service compensation.

●
In June 2016, Opexa issued 14,501 shares of common stock upon the exercise of Series M warrants for net proceeds of $57,985 collected on July 5, 2016.

●
From August 17, 2016 through September 13, 2016, Opexa sold an aggregate of 66,184 shares of common stock under the ATM facility, with the new Sales Agreement entered into with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.). Gross and net proceeds, including amortization of deferred offering costs, were $293,345 and $276,912, respectively. The average share price ranged from $4.12 to $4.73 per share. These sales settled and shares were issued by December 31, 2016.

NOTE 11—OPTIONS AND WARRANTS

The Board initially adopted the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) on September 2, 2010 for the granting of equity incentive awards to employees, directors and consultants of Opexa, and the Plan was initially approved by the Company’s shareholders on October 19, 2010. Subsequently, on September 25, 2013, the Board amended the 2010 Plan, and the Company’s shareholders approved the amended 2010 Plan on November 8, 2013, in order to (i) increase the number of shares of common stock reserved for issuance by 375,000 shares and (ii) reset the number of stock-based awards issuable to a participant in any calendar year to align with the increase in the shares reserved. The 2010 Plan was further amended by the Board on March 29, 2016 and approved by the Company’s shareholders on May 16, 2016, in order to (i) further increase the number of shares of common stock reserved for issuance by 650,000 shares and (ii) reset the number of stock-based awards issuable to a participant in any calendar year to align with the increase in the shares reserved. The 2010 Plan is the successor to and continuation of Opexa’s June 2004 Compensatory Stock Option Plan (the “2004 Plan”). The 2004 Plan reserved a maximum of 71,875 shares of common stock for issuance pursuant to incentive stock options and nonqualified stock options granted to employees, directors and consultants. Awards were made as either incentive stock options or nonqualified stock options, with the Board having discretion to determine the number, term, exercise price and vesting of grants made under the 2004 Plan. All outstanding equity awards granted under the 2004 Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the 2004 Plan, but no additional awards will be granted under the 2004 Plan subsequent to approval of the 2010 Plan. The 2010 Plan reserves a maximum of 1,103,125 shares of common stock for issuance plus the number of shares subject to stock options outstanding under the 2004 Plan that are forfeited or terminate prior to exercise and would otherwise be returned to the share reserves under the 2004 Plan and any reserved shares not issued or subject to outstanding grants, up to a maximum of 64,152 shares. The 2010 Plan provides for the grant of incentive stock options or nonqualified stock options, as well as restricted stock, stock appreciation rights, restricted stock units and performance awards that may be settled in cash, stock or other property. The Board of Directors or Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of stock awards to be granted and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan. At December 31, 2016, 568,807 shares of common stock remained available for grant of awards under the 2010 Plan.

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the 12 months ended December 31, 2016, Opexa recognized stock-based compensation expense of $570,991. Unamortized stock-based compensation expense as of December 31, 2016 amounted to $523,381.

Stock Option Activity

A summary of the stock option activity for the years 2016 and 2015 are presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2014	302,834	$23.34	8.0	$-
Exercisable at December 31, 2014	120,485	$36.52	6.4	$-
Granted	135,430	5.22
Exercised	-	-
Forfeited and canceled	(20,860)	13.35
Outstanding at December 31, 2015	417,404	$18.04	7.7	$-
Exercisable at December 31, 2015	231,071	$23.58	7.0	$-
Granted	290,000	$2.14
Exercised	-	-
Forfeited and canceled	(225,457)	$10.52
Outstanding at December 31, 2016	481,947	$12.14	7.6	$-
Exercisable at December 31, 2016	352,096	$14.95	7.1	$-

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

During the 12 months ended December 31, 2016, time-based options to purchase an aggregate of 290,000 shares at exercise prices ranging from $2.13 to $4.13 were granted to employees. These options have a term of ten years and have a vesting schedule of the earlier of three years or termination of employment without cause following a change of control. Fair value of $638,779 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model for these options include (1) discount rate range of 1.57% to 1.75%, (2) expected term of 5.56 to 10 years, (3) expected volatility range of 134.40% to 167.77% and (4) zero expected dividends.

During 2016, options to purchase 223,271 shares were forfeited and cancelled.

During 2016, Opexa recognized stock based compensation expense of $564,746 for grants made to employees. Unamortized stock compensation expense as of December 31, 2016 amounted to $523,381.

Non-Employee Options:

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

Opexa recognized stock based compensation expense of $212,683 for grants made to non-employee directors during 2015. Unamortized stock compensation expense as of December 31, 2015 amounted to $6,245.

During the 12-month period ended December 31, 2016, no options to purchase shares were granted to non-employee directors for service on Opexa’s Board.

During 2016, options to purchase 2,186 shares were forfeited and cancelled.

During 2016, Opexa recognized stock based compensation expense of $6,245 for grants made to non-employee directors. Unamortized stock compensation expense as of December 31, 2016 amounted to $0.

Warrant Activity

A summary of warrant activity for 2016 and 2015 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at January 1, 2015	380,814	$29.92	2.21	-
Granted	3,311,128	4.16	-	-
Exercised	(1,103)	4.00	-	-
Forfeited and canceled	(27,885)	74.96	-	-
Outstanding at December 31, 2015	3,662,954	6.30	2.17	-
Exercisable at December 31, 2015	3,662,954	6.30	2.17	-
Outstanding January 1, 2016	3,662,954	6.30	2.17	-
Granted	-	-
Exercised	(14,501)	4.00
Forfeited and cancelled	(51,828)	83.52
Outstanding at December 31, 2016	3,596,625	12.39	1.21	-
Exercisable at December 31, 2016	3,596,625	12.39	1.21	-

On April 9, 2015, the Company issued Series M warrants to purchase an aggregate of 3,137,305 shares of common stock upon the closing of a rights offering.  The Series M warrants entitle the holders to purchase common stock at an exercise price $12.00 per share through their expiration on April 9, 2018, although such warrants offered an exercise price of $4.00 per share until June 30, 2016.  Pursuant to the anti-dilution provisions of certain of the Company’s outstanding warrants and as a result of the rights offering (i) the per share exercise prices of the Series A, J, K and L warrants were adjusted to $74.96, $8.24, $8.00 and $12.72, respectively, and (ii) Series L warrants to purchase an aggregate of an additional 60,187 shares of common stock were issued.  The Series A warrants expired on June 15, 2015.

On September 1, 2015, the Company issued Series N warrants to purchase an aggregate of 113,636 shares of common stock at an exercise price of $12.00 per share through their expiration on April 9, 2018, although such warrants offered an exercise price of $4.00 per share until June 30, 2016. Subsequently on March 14, 2016, Opexa entered into an amendment to the September 1, 2015 Stock Purchase Agreement with the purchasers party thereto, to extend by nine months the original dates for the milestones relating to the subsequent tranches. As part of the amendment, the expiration date of the Series N warrants issued pursuant to the Stock Purchase Agreement was also extended from April 9, 2018 to October 9, 2018. The Company determined that there is no accounting impact to the modification of the Series N warrants since these are investor warrants

On February 11, 2016, Series H warrants to purchase 51,823 shares of common stock expired and were cancelled.

During June 2016, 14,501 shares of common stock were issued upon the exercise of Series M warrants.

NOTE 12—LICENSES

License Agreement with Baylor College of Medicine

In 2001, Opexa entered into an agreement with Baylor College of Medicine for the exclusive worldwide license to a patient-specific, autologous T-cell immunotherapy for the treatment of MS, which is the initial T-cell technology on which Tcelna is based, including rights to certain patents held by Baylor. In consideration for the right and license to commercially exploit such technology, Opexa agreed to pay the following (per scenario 1 of the license agreement): (i) a 2% royalty on net sales of licensed patented products sold by Opexa or its affiliates where annual gross sales of such products is less than or equal to $500 million; (ii) a 1% royalty on net sales of licensed patented products sold by Opexa or its affiliates where annual gross sales of such products exceed $500 million; (iii) a 1% royalty on net sales of licensed patent pending products sold by Opexa or its affiliates; and (iv) a 1% royalty on net sales of licensed patented products or licensed patent pending products sold by any sublicensees of Opexa. Unless earlier terminated, the Baylor license agreement expires in 2025 upon expiration of the last of the licensed patent rights.

NOTE 13—SUBSEQUENT EVENTS

During January 2017, Opexa sold an aggregate of 516,278 shares of common stock under its ATM facility with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, for gross proceeds of $490,098. Opexa paid compensation and fees totaling $14,714 to the sales agent with respect to the shares sold.

As part of its continuing efforts to reduce operating expenses and conserve cash following the release of data from the Abili-T clinical trial, on January 31, 2017 Opexa further reduced its workforce by terminating the employment of seven full-time employees. Opexa incurred total costs of approximately $219,000 associated with this workforce reduction.

On February 1, 2017, Opexa entered into an Assignment and Assumption of Lease with KBI Biopharma, Inc., pursuant to which Opexa assigned to KBI, and KBI assumed from Opexa, all of Opexa’s remaining rights and obligations under the lease for Opexa’s 10,200 square foot corporate headquarters facility located in The Woodlands, Texas. The facility was originally leased by Opexa from Dirk D. Laukien, as landlord, pursuant to a lease dated August 19, 2005 as amended by that certain First Amendment to Lease Agreement dated May 11, 2015. In light of Opexa’s continuing evaluation of its strategic alternatives following the release of the data from the Abili-T clinical study, management deemed it advisable to reduce the office, R&D and manufacturing space and corresponding rent obligations. The lease had a remaining term through September 2020 and current monthly base rental payments of $16,666.67 with payment escalations to $17,500 over the remaining term. In connection with the lease assignment, Opexa also sold certain furniture, fixtures and equipment (including laboratory and manufacturing equipment) as well as its laboratory supplies located at its corporate headquarters to KBI for cash consideration in the amount of $50,000.

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

3.6	Amended and Restated By-laws, as amended (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 8, 2011, File No. 001-33004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on November 13, 2009, File No. 333-163108).

4.2	Form of Series I Warrant issued on July 25, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 26, 2012).

4.3	Form of Series J Warrant issued on January 23, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 23, 2013).

4.4	Form of Series K Warrant issued on January 30, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2013).

4.5	Form of Series L Warrant issued on February 11, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.6
Form of Securities Purchase Agreement, dated as of February 7, 2013, by and between Opexa Therapeutics, Inc. and each investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2013).

4.7
Form of Series M Warrant issued on April 9, 2015 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-201731), originally filed on January 28, 2015).

4.8
Warrant Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

4.9
Subscription Agent Agreement, dated February 25, 2015, by and between Opexa Therapeutics, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

4.10	Amended and Restated Series N Warrants issued on March 14, 2016 (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.1+
Opexa Therapeutics, Inc. June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit B to the Company’s Definitive Information Statement on Schedule 14C filed on June 29, 2004, File No. 000-25513).

10.2+
Certificate of Amendments to the Opexa Therapeutics, Inc. June 2004 Compensatory Stock Option Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K filed March 5, 2010, File No. 001-33004).

10.3+
Opexa Therapeutics, Inc. 2010 Stock Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2016).

10.4+
Form of award agreement for awards to be made under the Opexa Therapeutics, Inc. 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 14, 2014).

10.5+
Employment Agreement dated June 16, 2008 by and between Opexa Therapeutics, Inc. and Neil K. Warma (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008, File No. 001-33004).

10.6
License Agreement dated September 5, 2001 by and between Opexa Therapeutics, Inc. (as successor) and Baylor College of Medicine (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 11, 2016).

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

10.9
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

10.11
Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated September 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 1, 2015).

10.12
Amendment to Stock Purchase Agreement by and between Opexa Therapeutics, Inc. and the purchasers party thereto, dated March 14, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.13+
Offer Letter, dated March 2, 2010, by and between Opexa Therapeutics, Inc. and Don Healey (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 15, 2016).

10.14
Sales Agreement, dated March 25, 2016, by and between Opexa Therapeutics, Inc. and IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 25, 2016).

10.15
Assignment and Assumption of Lease, dated February 1, 2017, by and between Opexa Therapeutics, Inc. and KBI Biopharma, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2017).

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

101*
Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*
Filed herewith
+
Management contract or compensatory plan or arrangement.
#
Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.