Form 10-Q
period 2017-03-31
Opexa Therapeutics, Inc.
filed 2017-05-12
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2017, there were 7,657,332 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the Three months ended March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$2,822,677	$3,444,952
Other current assets	237,331	371,562
Total current assets	3,060,008	3,816,514

Property & equipment, net of accumulated depreciation of $0 and $3,194,029, respectively	—	50,000
Total assets	$3,060,008	$3,866,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$298,050	$377,956
Accrued expenses	428,394	625,890
Notes payable - insurance	91,871	156,642
Total current liabilities	$818,315	$1,160,488

Total liabilities	$818,315	$1,160,488

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,657,332 and 7,141,054 shares issued and outstanding	76,573	71,411
Additional paid in capital	164,410,992	163,954,215
Accumulated deficit	(162,245,872)	(161,319,600)
Total stockholders' equity	2,241,693	2,706,026
Total liabilities and stockholders' equity	$3,060,008	$3,866,514

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Option revenue	$—	$726,291

Research and development	206,024	1,829,062
General and administrative	719,869	987,248
Depreciation and amortization	—	72,589
Operating loss	(925,893)	(2,162,608)
Interest income (expense), net	(846)	108
Other income (expense), net	467	2,106
Net loss	$(926,272)	$(2,160,394)

Basic and diluted loss per share	$(0.12)	$(0.31)

Weighted average shares outstanding - Basic and diluted	7,597,769	6,982,909

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2016	7,141,054	$71,411	$163,954,215	$(161,319,600)	$2,706,026
Shares sold for cash, net	516,278	5,162	408,500	—	413,662
Option expense	—	—	48,277	—	48,277
Net loss	—	—	—	(926,272)	(926,272)
Balances at March 31, 2017	7,657,332	$76,573	$164,410,992	$(162,245,872)	$2,241,693

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(926,272)	$(2,160,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	72,589
Option expense	48,277	153,853
Changes in:
Other current assets	134,231	98,565
Accounts payable	(79,906)	(186,027)
Accrued expenses	(197,496)	202,531
Deferred revenue	—	(726,291)
Net cash used in operating activities	(1,021,166)	(2,545,174)

Cash flows from investing activities
Proceeds from sale of property & equipment	50,000	(485)
Net cash provided/(used) in investing activities	50,000	(485)

Cash flows from financing activities
Common stock sold for cash net of offering cost	413,662	—
Note payable - insurance	(64,771)	(55,144)
Payment of deferred offering costs	—	(27,512)
Net cash provided/(used) in financing activities	348,891	(82,656)

Net change in cash and cash equivalents	(622,275)	(2,628,315)
Cash and cash equivalents at beginning of period	3,444,952	12,583,764
Cash and cash equivalents at end of period	$2,822,677	$9,955,449

Cash paid for:
Interest	$1,182	$1,371
Income taxes	—	—
NON-CASH TRANSACTIONS
Unpaid deferred offering cost	—	8,395

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

Going Concern. The accompanying interim unaudited consolidated financial statements for the three months ended March 31, 2017 have been prepared assuming that the Company will continue as a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of March 31, 2017, the Company had cash and cash equivalents of $2.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $818,315. While the Company has historically recognized revenue related to certain upfront payments received from Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A., in connection with the Option and License Agreement and an amendment thereto between Merck Serono and the Company, the Company has never generated any commercial revenues, nor does it expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts. Opexa continues to incur net losses, negative operating cash flows and has an accumulated deficit of approximately $162.2 million as of March 31, 2017. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

Following the October 28, 2016 announcement that the Abili-T trial did not meet its primary or secondary endpoints, and in order to conserve cash resources while it reevaluated its programs and explored various strategic alternatives, during the fourth quarter of 2016 and first quarter of 2017 the Company implemented several reductions in workforce totaling 90% of its then 20 full-time employees. As of March 31, 2017 Opexa has two full-time employees. After further analysis of the data from the Abili-T trial, the Company has determined that it will not move forward with further studies of Tcelna in SPMS at this time and is conducting a review of its other research and development programs, including the preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. The Company is also exploring its strategic alternatives. The Company cannot fully predict its future cash needs until it completes this analysis. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2017, Opexa had approximately $1.8 million in a savings account.  For the three months ended March 31, 2017, the savings account recognized an average market yield of 0.06%.  Interest income of $336 was recognized for the three months ended March 31, 2017 in the consolidated statements of operations.

Recent Accounting Pronouncements. The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. Management has also considered all recent accounting pronouncements issued since the last audit of the Company’s financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Note 3. Other Current Assets

Other current assets consisted of the following at March 31, 2017 and December 31, 2016:

Description	March 31, 2017	December 31, 2016
Deferred offering costs	$49,918	$111,641
Prepaid expense	187,413	259,921
Total Other Current Assets	$237,331	$371,562

Deferred offering costs at March 31, 2017 and December 31, 2016 were $49,918 and $111,641 respectively. The March 31, 2017 balance includes costs incurred from third parties in connection with the March 25, 2016 implementation of a new Sales Agreement (“ATM Agreement”) with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933.   These are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, these capitalized costs will be offset against the proceeds of such sales of shares of common stock and recorded in additional paid in capital. As of March 31, 2017, $61,723 of deferred offering costs were recorded in additional paid in capital.

Prepaid expenses at March 31, 2017 and December 31, 2016 were $187,413 and $259,921 respectively. Included in the March 31, 2017 balance is $138,723 of prepaid insurance as well as the remaining balance of Opexa’s NASDAQ Capital Market All-Inclusive Annual Fee of $41,250. The remaining balances are attributable to various service contracts and deposits.

Note 4. Notes Payable

Notes payable consists of a commercial insurance premium finance agreement - promissory note with AFCO of which $78,075 and $136,038 was outstanding as of March 31, 2017 and December 31, 2016, respectively. The loan has an interest rate of 3.5% per annum and matures July 1, 2017. The second note is also a commercial insurance premium finance agreement – promissory note with AFCO of which $13,796 and $20,604 was outstanding as of March 31, 2017 and December 31, 2016, respectively. The loan has an interest rate of 3.5% per annum and matures September 1, 2017. Payments on the above notes are due and payable monthly until maturity.

Note 5. Equity

For the three months ended March 31, 2017, equity related transactions were as follows:

During January 2017, Opexa sold an aggregate of 516,278 shares of common stock under its ATM facility with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, for gross proceeds of $490,098. Proceeds net of fees and deferred offering costs were $413,662.

Note 6. Stock-Based Compensation

Stock Options

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the three months ended March 31, 2017, Opexa recognized stock-based compensation expense of $48,277. Unamortized stock-based compensation expense as of March 31, 2017 amounted to $235,340.

Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2016	481,947	$12.14	7.60	—
Exercised	—	—
Forfeited and canceled	(187,351)	11.93
Outstanding at March 31, 2017	294,596	$12.28	7.19	$—
Exercisable at March 31, 2017	244,868	$13.69	6.92	$—

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

Opexa recognized stock based compensation expense of $48,277 and $153,853 during the three months ended March 31, 2017 and 2016, respectively, for grants made to employees.

In addition, during the three months ended March 31, 2017 there were 187,351 shares underlying options that were forfeited and cancelled.

There were no stock options or restricted stock awards granted during the three months ended March 31, 2017.

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2017 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2016	3,596,625	$12.39	1.21	—
Forfeited and canceled	(127,894)	12.72
Outstanding at March 31, 2017	3,468,731	12.38	1.00	$—
Exercisable at March 31, 2017	3,468,731	12.38	1.00	$—

Note 7. Licenses

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

Note 8. Commitments and Contingencies

On February 1, 2017, Opexa entered into an Assignment and Assumption of Lease with KBI Biopharma, Inc. (KBI), pursuant to which Opexa assigned to KBI, and KBI assumed from Opexa, all of Opexa’s remaining rights and obligations under the lease for Opexa’s 10,200 square foot corporate headquarters facility located in The Woodlands, Texas. The facility was originally leased by Opexa from Dirk D. Laukien, as landlord, pursuant to a lease dated August 19, 2005 as amended by that certain First Amendment to Lease Agreement dated May 11, 2015. In light of Opexa’s continuing evaluation of its strategic alternatives following the release of the data from the Abili-T clinical study, management deemed it advisable to reduce the office, R&D and manufacturing space and corresponding rent obligations. The lease had a remaining term through September 2020 and current monthly base rental payments of $16,666.67 with payment escalations to $17,500 over the remaining term. In connection with the lease assignment, Opexa also sold certain furniture, fixtures and equipment (including laboratory and manufacturing equipment) as well as its laboratory supplies located at its corporate headquarters to KBI for cash consideration in the amount of $50,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2017.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

●	market conditions;
●	our capital position;
●	our ability to compete with larger, better financed pharmaceutical and biotechnology companies;
●	new approaches to the treatment of our targeted diseases;
●	our expectation of incurring continued losses;
●	our uncertainty of developing a marketable product;
●	our ability to raise additional capital to continue our development programs (including to undertake and complete any ongoing or further clinical studies for Tcelna or OPX-212);
●	our ability to regain or maintain compliance with NASDAQ listing standards;
●	the outcome of our clinical trials;
●	the efficacy of Tcelna for any particular indication, such as for relapsing remitting multiple sclerosis or SPMS, and the efficacy of OPX-212 for NMO;
●	our ability to develop and commercialize products;
●	our ability to obtain required regulatory approvals;
●	our compliance with all Food and Drug Administration regulations;
●	our ability to obtain, maintain and protect intellectual property rights (including for Tcelna and OPX-212);
●	the risk of litigation regarding our intellectual property rights or the rights of third parties;
●	the success of third party development and commercialization efforts with respect to products covered by intellectual property rights that we may license or transfer;
●	our limited manufacturing capabilities;
●	our dependence on third-party manufacturers;
●	our ability to hire and retain skilled personnel;
●	our volatile stock price; and
●	other risks detailed in our filings with the SEC.

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

We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluated our programs and various strategic alternatives in light of the disappointing Abili-T study data. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. As of December 31, 2016, we had nine full-time employees. During January 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash. As of March 31, 2017 we had two full-time employees.

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

We have incurred net losses in each year since our inception. As of March 31, 2017, we had an accumulated deficit of approximately $162.2 million. Substantially all of our net losses, including those incurred during the periods presented in this report, have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended March 31, 2017 with the Three Months Ended March 31, 2016.

Revenue. Revenues of $0 and $726,291 for the three months ended March 31, 2017 and 2016, respectively, included $0 and $307,686, respectively, related to the $5 million payment from Merck Serono in connection with the Merck Serono Agreement.   Revenues for the three months ended March 31, 2017 and 2016 also include $0 and $418,605, respectively, related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition).

Research and Development Expenses. Research and development expenses were $206,024 for the three months ended March 31, 2017, compared with $1,829,062 for the three months ended March 31, 2016. The decrease in expenses is primarily due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, including our site expenses as well as additional expense reduction due to a pause in NMO study development cost. Additionally, expenses were further reduced due to the workforce reductions over the past year. The reduction in expense was slightly offset by the severance accrual for our former Chief Scientific Officer.

General and Administrative Expenses. General and administrative expenses were $719,869 for the three months ended March 31, 2017, compared with $987,248 for the three months ended March 31, 2016. The decrease in expenses is primarily due to the workforce reduction over the past year as well as a reduction in rent and property taxes. These reductions were slightly offset by an increase in professional services and no reallocation of general and administrative expenses to research and development.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2017 were $0, compared with $72,589 for the three months ended March 31, 2016. The decrease in depreciation is due to the sale of certain furniture, fixtures, laboratory and manufacturing equipment in connection with the assignment of our facilities lease to a third party.

Interest Income, Net.   Net interest expense was $846 for the three months ended March 31, 2017, compared to net income of $108 for the three months ended March 31, 2016.

Other Income and Expense, Net.  Other Income and Expense, net was net income of $467 for the three months ended March 31, 2017, compared to net income of $2,106 for the three months ended March 31, 2016. The decrease is due to a reduction in the number of Canadian clinical sites still treating patients and the related realized gain in currency fluctuation between the US dollar and the Canadian dollar for payments made to clinical sites located in Canada.

Net Loss. We had a net loss for the three months ended March 31, 2017 of $926,272, or $0.12 loss per share (basic and diluted), compared with a net loss of approximately $2.2 million or $0.31 loss per share (basic and diluted) for the three months ended March 31, 2016. The decrease in net loss from March 31, 2016 to March 31, 2017 is due to the cost reduction efforts taken over the last year. The reduction in both general and administrative expenses as well as research and development expenses, was offset by the completed term for revenue recognition of the Option and License Agreement with Merck Serono in December 2016.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through the sale of debt and equity securities. The report of our independent auditors in respect of the 2016 fiscal year expressed substantial doubt about our ability to continue as a going concern. Specifically, it noted our recurring losses, negative operating cash flows and accumulated deficit. The accompanying unaudited consolidated financial statements for the three months ended March 31, 2017 have been prepared assuming that Opexa will continue as a going concern, meaning Opexa will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of March 31, 2017, we had cash and cash equivalents of $2.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $818,315. While we have historically recognized revenue related to certain upfront payments received from Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A., in connection with the Option and License Agreement and an amendment thereto, we have never generated any commercial revenues, nor do we expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts.

We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities through at least the second quarter of 2017. However, if our projections prove to be inaccurate, or if we encounter additional costs to wind down the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing further research and development, we would need to raise additional capital to continue our operations.

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. During January 2017, we sold an aggregate of 516,278 shares of common stock for gross proceeds of $490,098, with the average share price ranging from $0.90 to $0.97. Proceeds net of fees and deferred offering cost were $413,662. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the three months ended March 31, 2017, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

On October 28, 2016, we announced that the Phase IIb Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna (imilecleucel-T) in patients with SPMS did not meet its primary endpoint of reduction in brain volume change (atrophy), nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. We had previously devoted substantially all of our research, development, clinical efforts and financial resources toward the development of Tcelna. We implemented a reduction in workforce of 40% of our then 20 full-time employees, announced on November 2, 2016, while we reevaluated our programs and various strategic alternatives in light of the disappointing Abili-T study data. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. In January 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash. As of March 31, 2017 we had two full-time employees. After further analysis of the data from the Abili-T trial, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time. We are conducting a review of our other research and development programs, including our preclinical program for OPX-212 in NMO, to assess the viability of continuing to pursue one or more of these programs. We are also exploring our strategic alternatives. We cannot fully predict whether or to what extent we will resume drug development activities, and we cannot predict our future cash needs until we complete this analysis and while we are evaluating strategic alternatives.

If we decide to continue one or more of our development programs, we will be required to raise additional capital, and our ability to obtain funding in light of the disappointing results of the Abili-T study is likely to be challenging. If sufficient capital is not available, we may not be able to continue our operations, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations or seek relief under applicable bankruptcy laws.

As of March 31, 2017, we had cash and cash equivalents of $2.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $818,315.  Our operating cash burn rate during the three months ended March 31, 2017 was approximately $324,000 per month, which was mainly general and administrative expenses.

We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities through at least the second quarter of 2017. However, if our projections prove to be inaccurate, or if we encounter additional costs to wind down the trial or to sustain our operations, or if we incur other costs such as those associated with pursuing further research and development, we would need to raise additional capital to continue our operations.

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

  The report of our independent auditors in respect of the 2016 fiscal year expressed substantial doubt about our ability to continue as a going concern.  Specifically, it noted our recurring losses, negative operating cash flows and accumulated deficit. Our consolidated financial statements as of March 31, 2017 and for the three-month period then ended were prepared assuming that we will continue as a going concern, meaning that we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  While we have historically recognized revenue related to the $5 million and $3 million payments from Merck Serono received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, we have never generated any commercial revenues, nor do we expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts.  As of March 31, 2017, we had cash and cash equivalents of $2.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $818,315.

On October 28, 2016, we announced that the Abili-T trial did not meet its primary or secondary endpoints, and, in order to conserve cash resources while we reevaluated our programs and explored various strategic alternatives, during the fourth quarter of 2016 and the first quarter of 2017 we implemented several reductions in workforce totaling 90% of our then 20 full-time employees. As of March 31, 2017 we had two full time employees. After further analysis of the data from the Abili-T trial, we have determined that we will not move forward with further studies of Tcelna in SPMS at this time, and we are conducting a review of our other research and development programs. We believe that we have sufficient liquidity to support our current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities at least through the second quarter of 2017.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and cutting expenses where possible. In the absence of significant additional funding to support our operations, there is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our business is at an early stage of development. We do not have any products on the market. We have only one product candidate, Tcelna, which has progressed to the stage of being studied in human clinical trials in the United States. To date, we have devoted substantially all of our resources to research and development efforts relating to Tcelna, including conducting clinical trials and developing manufacturing capabilities, providing general and administrative support for these operations and protecting our intellectual property. The disappointing results of our Abili-T trial have resulted, at a minimum, in a development delay of at least a few years. If we decide to continue the development of one or more of our programs, we will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, and obtain necessary regulatory approvals from the FDA in the United States and from foreign regulatory authorities in other jurisdictions. Additionally, our second pipeline candidate, OPX-212 has been in preclinical development for the treatment of NMO. Any of our potential products will require regulatory approval prior to marketing in the United States and other countries. Obtaining such approval requires significant research and development and preclinical and clinical testing. We may not be able to develop any products, obtain regulatory approvals, enter clinical trials (or any development activities) for any product candidates, or commercialize any products. Any of our potential products may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

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

On November 2, 2016, we announced a reduction of 40% of our then full-time workforce of 20 employees as a result of the disappointing data from the Abili-T study. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. During January 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash, leaving us at this point with only two full-time employees. Our Chief Development Officer resigned in November 2016 after announcement of the Abili-T trial results and the employment of our Chief Scientific Officer was terminated as part of the January 2017 reduction. We have only one officer remaining, who serves as our President, Chief Executive Officer and Acting Chief Financial Officer.

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

We conducted an immune monitoring program on blood samples collected over time to detect Tcelna-induced immune modulation. While certain data has been analyzed to date, a correlation analysis of immune monitoring T-cell phenotypes to MRTC bio-activity has not been conducted. Expenses associated with the immune monitoring program are incurred at our discretion and are not required to satisfy any FDA-mandated criteria. Consequently, we may make changes to the parameters that are being analyzed, or we may elect not to proceed with certain analyses, and these changes may result in either increased or decreased expenses for any such study.

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

We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share and a minimum stockholders’ equity of $2.5 million), as well as certain corporate governance standards, to maintain the listing of our common stock on the NASDAQ Capital Market.  While we are exercising diligent efforts to maintain the listing of our common stock and warrants on NASDAQ, there can be no assurance that we will be able to do so, and our securities could be delisted.

For example, as a consequence of our announcement on October 28, 2016 that the Abili-T trial did not meet either its primary or secondary endpoints, our stock has traded below $1.00 per share at times. On April 10, 2017, we received a staff deficiency letter from NASDAQ indicating that our common stock failed to comply with the minimum bid price requirement because it closed below the $1.00 minimum closing bid price for 30 consecutive business days. The notice further stated that we will be provided a period of 180 calendar days to regain compliance. If our common stock maintains a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before October 9, 2017, we will achieve compliance with this listing standard. If our common stock does not achieve compliance with the minimum bid price by October 9, 2017, we may be eligible for an additional 180-day grace period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide timely notice of our intention to cure the deficiency during the second grace period by effecting a reverse stock split, if necessary. However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our stock will become subject to delisting. We are actively monitoring the closing bid price of our common stock and evaluating available options to resolve this deficiency and regain compliance with the minimum bid price rule.

Additionally, our stockholders’ equity as of March 31, 2017 was $2,241,693, which is below the NASDAQ minimum continued listing requirement of $2.5 million. It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock, such as the market value or number of publicly held shares or number of shareholders, or a corporate governance requirement. In addition to the minimum bid price deficiency notice we received on April 10, 2017, we may receive additional future notices from NASDAQ that we have failed to meet its requirements including for minimum stockholders’ equity, and proceedings to delist our stock could be commenced. In such event, NASDAQ rules permit us to appeal any delisting determination to a NASDAQ Hearings Panel.   If we are unable to maintain or regain compliance in a timely manner or if we do not meet the other listing standards and our common stock is delisted, it could be more difficult to buy or sell our common stock and obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting may also impair our ability to raise capital or enter into a potential strategic transaction.

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

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation.  This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. Moreover, following the announcement on October 28, 2016 of disappointing results of the Abili-T study, our stock price decreased substantially, which may portend securities class action litigation against us. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

On March 25, 2016, we entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which we can offer and sell shares of our common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering.  We registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. From August 17, 2016 through December 31, 2016, we sold an aggregate of 66,184 shares of our common stock under our ATM facility. We generated gross and net proceeds, including amortization of deferred offering costs, of $293,345 and $276,912, respectively, with the average share price ranging from $4.12 to $4.73 per share.  During January 2017, we further sold an aggregate of 516,278 shares of common stock for gross and net proceeds of $490,098 and $413,662 respectively, with the average share price ranging from $0.90 to $0.97. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline.  An aggregate of 7,657,332 shares of common stock were outstanding as of March 31, 2017.  As of such date, another (i) 244,868 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,468,736 shares of common stock were issuable upon the exercise of outstanding warrants.  A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

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
Mine Safety Disclosures.

Not applicable.

Item 6.
 Exhibits

Exhibit No.	Description

10.1
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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: May 12, 2017	By:	/s/ Neil K. Warma
Neil K. Warma
President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
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

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_____________
*
Filed herewith.