Form 10-Q
period 2017-06-30
Opexa Therapeutics, Inc.
filed 2017-08-14
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

As of August 1, 2017, there were 7,657,332 shares of the issuer’s Common Stock outstanding.

OPEXA THERAPEUTICS, INC.
For the six months ended June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OPEXA THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$1,824,355	$3,444,952
Other current assets	155,970	371,562
Total current assets	1,980,325	3,816,514

Property & equipment, net of accumulated depreciation of $0 and $3,194,029, respectively	—	50,000
Total assets	$1,980,325	$3,866,514

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$6,864	$377,956
Accrued expenses	335,151	625,890
Notes payable – insurance	26,532	156,642
Total current liabilities	$368,547	$1,160,488
Total liabilities	$368,547	$1,160,488

Stockholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 7,657,332 and 7,141,054 shares issued and outstanding	76,573	71,411
Additional paid in capital	164,459,269	163,954,215
Accumulated deficit	(162,924,064)	(161,319,600)
Total stockholders' equity	1,611,778	2,706,026
Total liabilities and stockholders' equity	$1,980,325	$3,866,514

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Option revenue	$-	$726,291	$-	$1,452,582

Research and development	(796)	1,814,940	205,228	3,644,002
General and administrative	678,660	953,582	1,398,529	1,940,830
Depreciation and amortization	-	65,653	-	138,242
Operating loss	(677,864)	(2,107,884)	(1,603,757)	(4,270,492)
Interest income (expense), net	(302)	414	(1,148)	522
Other income (expense), net	(26)	2,749	441	4,855
Net loss	$(678,192)	$(2,104,721)	$(1,604,464)	$(4,265,115)

Basic and diluted loss per share	$(0.09)	$(0.30)	$(0.21)	$(0.61)

Weighted average shares outstanding - Basic and diluted	7,657,332	6,995,686	7,627,715	6,989,298

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Unaudited)

	Common Stock
	Shares	Par	Additional Paid in Capital	Accumulated Deficit	Total
Balances at December 31, 2016	7,141,054	$71,411	$163,954,215	$(161,319,600)	$2,706,026
Shares sold for cash, net	516,278	5,162	408,500	—	413,662
Option expense	—	—	96,554	—	96,554
Net loss	—	—	—	(1,604,464)	(1,604,464)
Balances at June 30, 2017	7,657,332	$76,573	$164,459,269	$(162,924,064)	$1,611,778

See accompanying notes to unaudited consolidated financial statements

OPEXA THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(1,604,464)	$(4,265,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	—	161,634
Depreciation	—	138,242
Option expense	96,554	342,713
Changes in:
Other current assets	215,592	209,297
Accounts payable	(371,092)	(162,024)
Accrued expenses	(290,739)	447,049
Deferred revenue	—	(1,452,582)
Other long-term assets	—	6,752
Net cash used in operating activities	(1,954,149)	(4,574,034)

Cash flows from investing activities
Proceeds from sale of property & equipment	50,000	(1,221)
Net cash provided/(used) in investing activities	50,000	(1,221)

Cash flows from financing activities
Common stock sold for cash net of offering cost	413,662	—
Note payable – insurance	(130,110)	(110,868)
Payment of deferred offering costs	—	(50,281)
Net cash provided/(used) in financing activities	283,552	(161,149)

Net change in cash and cash equivalents	(1,620,597)	(4,736,404)
Cash and cash equivalents at beginning of period	3,444,952	12,583,764
Cash and cash equivalents at end of period	$1,824,355	$7,847,360

Cash paid for:
Interest	$1,796	$2,155
Income taxes	—	—
Non-cash transactions
Subscription receivable – exercise of warrants	$—	$57,985

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

The accompanying consolidated financial statements include the accounts of Opexa and its wholly owned subsidiaries, Opexa Hong Kong Limited and Opexa Merger Sub, Inc. All intercompany balances and transactions have been eliminated in the consolidation.

Going Concern. The accompanying interim unaudited consolidated financial statements for the six months ended June 30, 2017 have been prepared assuming that the Company will continue as a going concern, meaning the Company will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of June 30, 2017, the Company had cash and cash equivalents of $1.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $368,547. While the Company has historically recognized revenue related to certain upfront payments received from Ares Trading SA (“Merck Serono”), a wholly owned subsidiary of Merck Serono S.A., in connection with the Option and License Agreement and an amendment thereto between Merck Serono and the Company, the Company has never generated any commercial revenues, nor does it expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts. Opexa continues to incur net losses, negative operating cash flows and has an accumulated deficit of approximately $162.9 million as of June 30, 2017. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Following the disappointing results from the Phase IIb clinical trial, or Abili-T, announced on October 28, 2016 of its lead product candidate, Tcelna, in patients with secondary progressive MS, or SPMS, during the fourth quarter of 2016 Opexa’s board of directors began evaluating its strategic options to maximize shareholder value, including the possibility of a merger, a sale of the company or all or some of its assets and/or distributing some or all of Opexa’s remaining cash through either a dividend or liquidation of Opexa. During the fourth quarter of 2016 and first quarter of 2017, the Company implemented several reductions in workforce totaling 90% of its then 20 full-time employees. As of June 30, 2017, Opexa had two full-time employees. After further analysis of the data from the Abili-T trial, the Company has determined that it will not move forward with further studies of Tcelna in SPMS at this time and is conducting a review of its preclinical program for OPX-212 in neuromyelitis optica (“NMO”) and the related T-cell platform to assess the viability of continuing to pursue this program. On June 30, 2017, Opexa entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Acer Therapeutics, Inc. (“Acer”) pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Opexa will merge with and into Acer, with Acer becoming a wholly owned subsidiary of Opexa and the surviving corporation in the Merger. Opexa’s ability to close the proposed Merger with Acer entails numerous significant risks and uncertainties, including the risks and uncertainties set forth in the section entitled “Risk Factors.”

Opexa cannot predict whether or to what extent it might resume drug development activities, or what its future cash needs would be for any such activities. Opexa’s future capital requirements, both near and long-term, will depend on many factors, including, but not limited to the timing and completion of the proposed Merger with Acer and the extent to which Opexa elects to pursue drug development activities in the future.

As Opexa pursues the proposed Merger with Acer, it will continue to explore potential opportunities and alternatives to preserve options should the Merger not be consummated. Additional options may include raising additional capital through either private or public equity or debt financing as well as using its ATM facility and cutting expenses where possible. Opexa believes its ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired, given the disappointing results from the Abili-T trial. There can be no assurance that Opexa will be able to secure additional funds or, if such funds are available, whether the terms or conditions would be acceptable to Opexa.

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

As of June 30, 2017, Opexa had approximately $1.6 million in a savings account. For the six months ended June 30, 2017, the savings account recognized an average market yield of 0.06%. Interest income of $648 was recognized for the six months ended June 30, 2017 in the consolidated statements of operations.

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

Note 3. Other Current Assets

Other current assets consisted of the following at June 30, 2017 and December 31, 2016:

Description	June 30, 2017	December 31, 2016
Deferred offering costs	$49,918	$111,641
Prepaid expense	106,052	259,921
Total Other Current Assets	$155,970	$371,562

Deferred offering costs at June 30, 2017 and December 31, 2016 were $49,918 and $111,641 respectively. The June 30, 2017 balance includes costs incurred from third parties in connection with the March 25, 2016 implementation of a new Sales Agreement (“ATM Agreement”) with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933. These are included in other current assets in the consolidated balance sheets. Upon the sales of shares of common stock under the ATM Agreement, these capitalized costs will be offset against the proceeds of such sales of shares of common stock and recorded in additional paid in capital. As of June 30, 2017, $61,723 of deferred offering costs were recorded in additional paid in capital.

Prepaid expenses at June 30, 2017 and December 31, 2016 were $106,052 and $259,921 respectively. Included in the June 30, 2017 balance is $71,947 of prepaid insurance as well as the remaining balance of Opexa’s NASDAQ Capital Market All-Inclusive Annual Fee of $27,500. The remaining balances are attributable to various service contracts and deposits.

Note 4. Notes Payable

Notes payable consists of a commercial insurance premium finance agreement - promissory note with AFCO of which $19,604 and $136,038 was outstanding as of June 30, 2017 and December 31, 2016, respectively. The loan has an interest rate of 3.5% per annum and matures July 1, 2017. The second note is also a commercial insurance premium finance agreement – promissory note with AFCO of which $6,928 and $20,604 was outstanding as of June 30, 2017, and December 31, 2016, respectively. The loan has an interest rate of 3.5% per annum and matures September 1, 2017. Payments on the above notes are due and payable monthly until maturity.

Note 5. Equity

For the six months ended June 30, 2017, equity related transactions were as follows:

During January 2017, Opexa sold an aggregate of 516,278 shares of common stock under its ATM facility with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, for gross proceeds of $490,098. Proceeds net of fees and deferred offering costs were $413,662.

Note 6. Stock-Based Compensation

Stock Options

Opexa accounts for stock-based compensation, including options and nonvested shares, according to the provisions of FASB ASC 718, "Share Based Payment.” During the six months ended June 30, 2017, Opexa recognized stock-based compensation expense of $96,554. Unamortized stock-based compensation expense as of June 30, 2017, amounted to $187,063.

Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2016	481,947	$12.14	7.60
Exercised	—	—
Forfeited and canceled	(253,492)	11.83
Outstanding at June 30, 2017	228,455	$12.49	6.94	$—
Exercisable at June 30, 2017	185,697	$14.21	6.44	$—

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

Opexa recognized stock based compensation expense of $96,554 and $342,713 during the six months ended June 30, 2017 and 2016, respectively, for grants made to employees.

In addition, during the six months ended June 30, 2017 there were 253,492 shares underlying options that were forfeited and cancelled.

There were no stock options or restricted stock awards granted during the six months ended June 30, 2017.

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2017 is presented below:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding at December 31, 2016	3,596,625	$12.39	1.21	—
Forfeited and canceled	(127,894)	12.72	—
Outstanding at June 30, 2017	3,468,731	12.38	0.75	$—
Exercisable at June 30, 2017	3,468,731	12.38	0.75	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2017.  Our results of operations and cash flows should be read in conjunction with our unaudited consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of Opexa’s product candidates, including Tcelna (imilecleucel-T) and OPX-212, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

●
the strategies, prospects, plans, expectations and objectives of management of Opexa or Acer Therapeutics, Inc. (“Acer”) for future operations of the combined company, including the execution of integration and restructuring plans and the anticipated timing of filings;
●
the progress, scope or duration of the development of product candidates or programs;
●
the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
●
the ability of Opexa or Acer to protect their intellectual property rights;
●
the ability of Opexa to regain or maintain compliance with NASDAQ listing standards;
●
the anticipated operations, financial position, revenues, costs or expenses of Opexa, Acer or the combined company;
●
statements regarding future economic conditions or performance;
●
any statements concerning proposed new products, services or developments;
●
the approval and closing of the Merger, including the timing of the Merger, Opexa’s ability to solicit a sufficient number of proxies to approve the Merger, other conditions to the completion of the Merger and the Exchange Ratio (as defined in the Merger Agreement) as of the closing of the Merger;
●
the expected benefits of and potential value created by the Merger for the shareholders of Opexa and shareholders of Acer;
●
the ability of Opexa and Acer to complete the Merger;
●
Acer’s ability to complete the concurrent financing of its common stock in connection with the Merger; and
●
statements of belief and any statement of assumptions underlying any of the foregoing.

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

Opexa is a biopharmaceutical company that has historically focused on developing personalized immunotherapies with the potential to treat major illnesses, including multiple sclerosis, or MS, as well as other autoimmune diseases such as neuromyelitis optica, or NMO. These therapies are based on Opexa’s proprietary T-cell technology. Information related to Opexa’s product candidates, Tcelna® and OPX-212, is preliminary and investigative. Tcelna and OPX-212 have not been approved by the U.S. Food and Drug Administration, or the FDA, or other global regulatory agencies for marketing.

On October 28, 2016, Opexa announced that its Phase IIb clinical trial, or Abili-T, of its lead product candidate, Tcelna, in patients with secondary progressive MS, or SPMS, did not meet its primary endpoint of reduction in brain volume change, or atrophy, nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. Abili-T was a 183-patient, randomized, double-blind, placebo-controlled Phase IIb study that was conducted at 35 clinical trial sites in the U.S. and Canada and designed to evaluate the safety and efficacy of Tcelna (imilecleucel-T) in patients with SPMS. Patients in the Tcelna arm of the study received two annual courses of Tcelna treatment consisting of five subcutaneous injections per year. Opexa completed enrollment of the Abili-T study in May 2014 and un-blinded the results from the study in late October 2016. Tcelna was considered safe and well tolerated.

After further analysis of the data from the Abili-T trial, Opexa has determined that it will not move forward with further studies of Tcelna in SPMS at this time. Resulting from the disappointing clinical trial results, Opexa implemented cost-cutting measures including several reductions in workforce, an assignment of its facility lease and the sale of certain assets. Opexa’s current development activities are limited to undertaking a review of its preclinical program for OPX-212 for the treatment of NMO and the related T-cell platform, in addition to completing the strategic process discussed below.

Opexa has incurred net losses in each year since its inception. As of June 30, 2017, Opexa had an accumulated deficit of approximately $162.9 million. Substantially all of Opexa’s net losses have resulted from costs incurred in connection with Opexa’s research and development programs and from general and administrative costs associated with its operations.

As a consequence of the disappointing results from the Abili-T trial, Opexa’s board of directors began evaluating its strategic options to maximize shareholder value, including the possibility of seeking a merger, a sale of the company or all or some of its assets and/or distributing some or all of Opexa’s remaining cash through either a dividend or a liquidation of Opexa.

Opexa management conducted a process of identifying and evaluating potential strategic combinations, or other transactions, with biotechnology companies. On June 30, 2017, Opexa, Opexa Merger Sub, Inc., a wholly owned subsidiary of Opexa, and Acer Therapeutics, Inc. (“Acer”) entered into the Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Acer, with Acer becoming a wholly-owned subsidiary of Opexa and the surviving corporation in the Merger. If the Merger is completed, the business of Opexa will become the business of Acer.

If the Merger is not completed, Opexa will reconsider its strategic alternatives and could pursue one of the following courses of action, which Opexa currently believes to be the most likely alternatives if the Merger with Acer is not completed:

●
Pursue another strategic transaction. Opexa may resume its process of evaluating a potential merger, reorganization or other business combination transaction.
●
Dissolve and liquidate its assets. If Opexa does not believe it can find a suitable alternate merger partner in the near-term, Opexa may dissolve and liquidate its assets. Opexa would be required to pay all of its debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash remaining to distribute to shareholders after paying the Opexa obligations and setting aside funds for reserves.

Until the proposed Merger with Acer is completed, Opexa cannot predict whether or to what extent it might resume drug development activities, or what its future cash needs would be for any such activities.

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

Critical Accounting Policies

General. Opexa’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires Opexa to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. Opexa bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Opexa believes the following critical accounting policies affect its most significant judgments and estimates used in preparation of its consolidated financial statements.

Revenue Recognition. Opexa adopted the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605, “Revenue Recognition.” ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) consideration is fixed or determinable; and (4) collectability is reasonably assured.

On February 4, 2013, Opexa entered into an Option and License Agreement, the Merck Serono Agreement, with Ares Trading SA, or Merck Serono. Pursuant to the terms, Merck Serono had an option to acquire an exclusive, worldwide (excluding Japan) license of Opexa’s Tcelna program for the treatment of MS, or the Option. The Option was exercisable by Merck Serono prior to or upon Opexa’s completion of the Abili T Phase IIb clinical trial for Tcelna in patients with secondary progressive MS. Opexa received an upfront payment of $5 million for granting the Option and recognized revenues from the nonrefundable, up-front Option fee on a straight-line basis over the estimated Option exercise period which coincided with the expected completion term of the Abili-T trial. The expected completion term for revenue recognition was December 2016.

On March 9, 2015, Opexa entered into a First Amendment of Option and License Agreement with Merck Serono to amend the Merck Serono Agreement, or the Merck Serono Amendment. Opexa received $3 million in consideration for certain activities to be conducted in connection with preparation for operational readiness for further clinical studies of Tcelna and for providing Merck Serono with updates and analysis with respect to Opexa’s immune monitoring program that was conducted in conjunction with the Abili-T clinical trial. Opexa evaluated the Merck Serono Amendment and determined that the $3 million payment from Merck Serono had stand-alone value due to Opexa’s performance obligations thereunder. The $3 million payment was determined to be a single unit of accounting and was recognized as revenue on a straight-line basis over the period equivalent to the expected completion of the performance obligations in December 2016.

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

Results of Operations and Financial Condition

Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016.

Revenue. Revenues of $0 and $726,291 for the three months ended June 30, 2017 and 2016, respectively, included $0 and $307,686, respectively, related to the $5 million payment from Merck Serono in connection with the Merck Serono Agreement. Revenues for the three months ended June 30, 2017 and 2016 also include $0 and $418,605, respectively, related to the $3 million payment from Merck Serono in connection with the Merck Serono Amendment (see Revenue Recognition). No revenue was recognized in 2017 as all revenue from Merck Serono payments was recognized in full by December 2016.

Research and Development Expenses. Research and development expenses were a credit of $796 for the three months ended June 30, 2017, compared with $1,814,940 for the three months ended June 30, 2016. The $796 credit balance was due to receipt of a credit memo for $8,397 which more than offset the total expenses of $7,601 for the three months ended June 30, 2017. The decrease in expenses is primarily due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, including our site expenses as well as additional expense reduction due to a pause in NMO study development cost. Additionally, expenses were further reduced due to the workforce reductions over the past year.

General and Administrative Expenses. General and administrative expenses were $678,660 for the three months ended June 30, 2017, compared with $953,582 for the three months ended June 30, 2016. The decrease in expenses is primarily due to the workforce reduction over the past year as well as a reduction in rent and property taxes. These reductions were slightly offset by an increase in professional services and no reallocation of general and administrative expenses to research and development.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended June 30, 2017 were $0, compared with $65,653 for the three months ended June 30, 2016. The decrease in depreciation is due to the sale of certain furniture, fixtures, and equipment (including laboratory and manufacturing equipment) in connection with the assignment of our facilities lease in February 2017 to a third party.

Interest Income (Expense), Net. Net interest expense was $302 for the three months ended June 30, 2017, compared to net income of $414 for the three months ended June 30, 2016.

Other Income and Expense, Net. Other Income and Expense, net was net expense of $26 for the three months ended June 30, 2017, compared to net income of $2,749 for the three months ended June 30, 2016. The decrease is due to a reduction in the number of Canadian clinical sites still treating patients and the related realized gain in currency fluctuation between the US dollar and the Canadian dollar for payments made to clinical sites located in Canada.

Net Loss. We had a net loss for the three months ended June 30, 2017 of $678,192, or $0.09 loss per share (basic and diluted), compared with a net loss of approximately $2.1 million or $0.30 loss per share (basic and diluted) for the three months ended June 30, 2016. The decrease in net loss from June 30, 2016 to June 30, 2017 is due to the cost reduction efforts taken over the last year. The reduction in both general and administrative expenses as well as research and development expenses, was offset by the completed term for revenue recognition of the Option and License Agreement with Merck Serono in December 2016.

Comparison of the Six Months Ended June 30, 2017 with the Six Months Ended June 30, 2016.

Revenue. Revenues of $0 and $1,452,582 for the six months ended June 30, 2017 and 2016, respectively, included $0 and $615,372, respectively, related to the $5 million upfront payment from Merck Serono in connection with the Merck Serono Agreement. Revenues for the six months ended June 30, 2017 and 2016 also include $0 and $837,210 respectively, related to the $3 million payment from Merck Serono in connection with Merck Serono Amendment (see Revenue Recognition). No revenue was recognized in 2017 as all revenue from Merck Serono payments was recognized in full by December 2016.

Research and Development Expenses. Research and development expenses were $205,228 for the six months ended June 30, 2017, compared with $3,644,002 for the six months ended June 30, 2016. The decrease in expenses are primarily due to the workforce reduction over the past years, partially offset by an increase in contract labor and our employee retention plan. Another major decrease in expense is due to cost reductions in connection with the winding down of the clinical trial of Tcelna in SPMS, including site expenses as well as additional expense reduction due to a pause in NMO study development cost. Additional, expenses were decrease in our site expenses as well as patient and contract research organization travel, safety and laboratory services.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 were $1,398,529 compared with $1,940,830 for the six months ended June 30, 2016. The decrease in expenses is primarily due to a work force reduction as well as reduction in rent and property taxes. These general and administrative reductions were slightly offset by a decrease in the reallocation of general and administrative expenses to research and development.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended June 30, 2017 were $0 compared with $138,242 for the six months ended June 30, 2016. The decrease in depreciation is due to the sale of certain furniture, fixtures and equipment (including laboratory and manufacturing equipment) in connection with the assignment of our facilities lease in February 2017 to a third party.

Interest Income, Net. Net interest expense was $1,148 for the six months ended June 30, 2017, compared to net income of $522 for the six months ended June 30, 2016.

Other Income and Expense, Net. Other Income and Expense, net was a net income of $441 for the six months ended June 30, 2017, compared to $4,855 in the six months ending June 30, 2016. The decrease in 2017 is due to a reduction in the number of Canadian clinical sites still treating patients and the related realized gain in currency fluctuation between the US and Canadian dollar for services billed in Canadian dollars, yet paid in US dollars. Offsetting this gain was a reduction in the spot conversion due to decreasing Canadian site liabilities and the corresponding conversion from Canadian to US dollars.

Net Loss. We had a net loss for the six months ended June 30, 2017 of approximately $1.6 million, or $0.21 loss per share (basic and diluted), compared with a net loss of approximately $4.3 million or $0.61 loss per share (basic and diluted) for the six months ended June 30, 2016. The decrease in net loss is primarily due to a reduction in research and development cost as well as a decrease in employee compensation due to the workforce reduction and the winding down of the clinical trial of Tcelna in SPMS, especially a decrease in clinical site and patient related expenses. A decrease in the procurement and use of supplies for product manufacturing and development of Tcelna in SPMS, as well as a net decrease in procurement of supplies and blood samples related to the NMO study development also contributed to the reduction of research and development expenses. These decreases were offset by an execution payment and increased monthly payments to PRA relating to the amendment entered into for the change order relating to our clinical trials management services agreement for the ongoing Abili-T study, as well as stability testing for our custom reagents. Secondly, general and administrative expenses were less due to a reduction in our legal, accounting and securities expenditures. Additionally, due to the workforce reduction, net employee compensation is down.

Liquidity and Capital Resources

Historically, Opexa has financed its operations primarily through the sale of debt and equity securities. The report of Opexa’s independent auditors in respect of the 2016 fiscal year expressed substantial doubt about Opexa’s ability to continue as a going concern. Specifically, it noted Opexa’s recurring losses, negative operating cash flows and accumulated deficit. The accompanying unaudited consolidated financial statements for the six months ended June 30, 2017 have been prepared assuming that Opexa will continue as a going concern, meaning Opexa will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. As of June 30, 2017, Opexa had cash and cash equivalents of $1.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $361,547. While Opexa has historically recognized revenue related to certain upfront payments received from Merck Serono in connection with the Option and License Agreement and an amendment thereto, Opexa has never generated any commercial revenues, nor does it expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts.

Opexa believes that it has sufficient liquidity to support its current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into September 2017. However, if Opexa’s projections prove to be inaccurate, or if Opexa encounters additional costs to wind down the trial or to sustain its operations, or if it incurs other costs such as those associated with pursuing further research and development, and if the proposed Merger with Acer is not completed, Opexa would need to raise additional capital to continue its operations.

Following the disappointing results from the Phase IIb Abili-T trial announced on October 28, 2016, Opexa’s board of directors began evaluating its strategic options to maximize shareholder value, including the possibility of a merger, a sale of the company or all or some of its assets and/or distributing some or all of Opexa’s remaining cash through either a dividend or liquidation of Opexa. On June 30, 2017, Opexa entered into the Merger Agreement with Acer pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, a wholly owned subsidiary of Opexa will merge with and into Acer, with Acer becoming a wholly owned subsidiary of Opexa and the surviving corporation in the Merger. If the Merger is completed, the business of Opexa will become the business of Acer.

Until the proposed Merger with Acer is completed, Opexa cannot predict whether or to what extent it might resume drug development activities, or what its future cash needs would be for any such activities. Opexa’s future capital requirements, both near and long-term, will depend on many factors, including, but not limited to the timing and completion of the proposed Merger with Acer and the extent to which Opexa elects to pursue drug development activities in the future.

If the proposed merger is not completed, Opexa will need to determine whether it may be possible to continue the development of its own development programs. If this direction were to be pursued, Opexa would need to raise additional capital in order to conduct further development and would expect to continue to incur significant expenses and increasing losses for at least the next several years. Given the disappointing results of Opexa’s Abili-T trial announced in the fourth quarter of 2016, Opexa believes its ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired.

On March 25, 2016, Opexa entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of its common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering. Opexa registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. During January 2017, Opexa sold an aggregate of 516,278 shares of common stock for gross proceeds of $490,098, with the average share price ranging from $0.90 to $0.97. Proceeds net of fees and deferred offering cost were $413,662. Opexa will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

Opexa does not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than its ATM facility. If the proposed Merger is not completed and Opexa should need additional capital in the future beyond the ATM facility, management will be reliant upon “best efforts” debt or equity financings. As Opexa’s prospects for funding, if any, develop, Opexa will assess its business plan and make adjustments accordingly. Although Opexa has successfully funded its operations to date by attracting additional investors in its equity and debt securities, given the disappointing results of its Abili-T study, there is no assurance that Opexa’s capital raising efforts will be able to attract additional capital necessary for future operations.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

For the six months ended June 30, 2017, there were no accounting standards or interpretations issued that are expected to have a material impact on our financial position, operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Risks Related to Opexa’s Business

Opexa’s business to date has been almost entirely dependent on the development of Tcelna for multiple sclerosis. In the fourth quarter of 2016, Opexa announced that its Phase IIb clinical study, known as the Abili-T study, failed to reach its primary efficacy endpoint. Opexa has communicated that it will no longer continue the development of Tcelna and is evaluating the viability of its preclinical program for OPX-212 in NMO and the related T-cell platform. It is possible that Opexa may ultimately decide not to pursue any further drug development. Although Opexa has decreased its cash burn substantially, Opexa’s cash needs over the next few months may be unpredictable.

On October 28, 2016, Opexa announced that the Phase IIb Abili-T clinical trial designed to evaluate the efficacy and safety of Tcelna (imilecleucel-T) in patients with SPMS did not meet its primary endpoint of reduction in brain volume change, or atrophy, nor did it meet the secondary endpoint of reduction of the rate of sustained disease progression. Opexa had previously devoted substantially all of its research, development, clinical efforts and financial resources toward the development of Tcelna. Opexa implemented a reduction in workforce of 40% of its then 20 full-time employees, announced on November 2, 2016, while it reevaluated its programs and various strategic alternatives in light of the disappointing Abili-T study data. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. In January 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash. As of June 30, 2017, Opexa had two full-time employees. After further analysis of the data from the Abili-T trial, Opexa has determined that it will not move forward with further development of Tcelna. Opexa is conducting a review of its preclinical program for OPX-212 in NMO and the related T-cell platform to assess the viability of continuing to pursue this program. Opexa cannot fully predict whether or to what extent it will resume drug development activities, and Opexa cannot predict its future cash needs for any such activities.

If Opexa decides to continue one or more of its development programs, it will be required to raise additional capital. Given the disappointing results from the Abili-T clinical study, raising additional capital may be challenging. If sufficient capital is not available, Opexa may not be able to continue its operations, which may require it to suspend or terminate any ongoing development activities, modify its business plan, curtail various aspects of its operations, cease operations or seek relief under applicable bankruptcy laws.

As of June 30, 2017, Opexa had cash and cash equivalents of $1.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $368,547. Opexa’s operating cash burn rate during the three months ended June 30, 2017 was approximately $310,944 per month, consisting mainly of general and administrative expenses.

Opexa believes that it has sufficient liquidity to support its current activities in winding down the Abili-T trial and for general operations to sustain the Company and support such activities into September 2017. However, if Opexa’s projections prove to be inaccurate, or if it encounters additional costs to wind down the trial or to sustain its operations, or if Opexa incurs other costs such as those associated with pursuing further research and development, it would need to raise additional capital to continue its operations.

If Opexa decides to continue research and development in one or more of its programs, Opexa would expect to incur significant expenses and increasing losses for the next several years. In this situation, Opexa would need to raise additional capital. Given the disappointing results of the Abili-T trial, Opexa believes its ability to issue equity securities or obtain debt financing in the future on favorable terms, or at all, has been substantially impaired, particularly if the intended use of proceeds would be for the continued development of Tcelna.

As Opexa pursues the proposed Merger with Acer, it will continue to explore potential opportunities and alternatives to preserve options should the Merger not be consummated. Additional options may include raising additional capital through either private or public equity or debt financing as well as using its ATM facility and cutting expenses where possible. If Opexa is unable to obtain additional funding to support its current activities and operations, or is not successful in attracting a development partner, it may not be able to continue its operations as proposed, which may require it to suspend or terminate any development activities, modify its business plan, curtail various aspects of its operations, cease operations or seek relief under applicable bankruptcy laws. In such event, Opexa shareholders may lose a substantial portion or even all of their investment.

Opexa does not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than its ATM facility. Should Opexa need any additional capital in the future beyond these sources, management will be reliant upon “best efforts” debt or equity financings. Opexa can provide no assurance that it will be successful in any funding effort. The timing and degree of any future capital requirements will depend on many factors, including:

●
Opexa’s ability to establish, enforce and maintain strategic arrangements for research, development, clinical testing, manufacturing and marketing;
●
the accuracy of the assumptions underlying its estimates for capital needs;
●
scientific progress in its research and development programs;
●
the magnitude and scope of its research and development programs;
●
its progress with preclinical development and clinical trials;
●
the time and costs involved in obtaining regulatory approvals;
●
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
●
the number and type of product candidates that it pursues.

If Opexa raises additional funds by issuing equity securities, shareholders may experience substantial dilution. Debt financing, if available, may involve restrictive covenants that may impede Opexa’s ability to operate its business. Any debt financing or additional equity that Opexa raises may contain terms that are not favorable to it or its shareholders. There is no assurance that Opexa’s capital raising efforts will be able to attract the capital needed to execute on its business plan and sustain its operations.

There is substantial doubt as to Opexa’s ability to continue as a going concern, which may make it more difficult for it to raise capital.

The report of Opexa’s independent auditors in respect of the 2016 fiscal year expressed substantial doubt about Opexa’s ability to continue as a going concern. Specifically, it noted Opexa’s recurring losses, negative operating cash flows and accumulated deficit. Opexa’s consolidated financial statements as of June 30, 2017 and for the six-month period then ended were prepared assuming that it will continue as a going concern, meaning that it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. While Opexa has historically recognized revenue related to the $5 million and $3 million payments from Merck Serono received in February 2013 and March 2015 in connection with the Option and License Agreement and the Amendment over the exclusive option period based on the expected completion term of the Abili-T clinical trial, Opexa has never generated any commercial revenues, nor does it expect to generate any commercial revenues for the foreseeable future or other revenues in the near term that will result in cash receipts. As of June 30, 2017, Opexa had cash and cash equivalents of $1.8 million as well as accounts payable, short-term notes payable and accrued expenses aggregating $368,547.

On October 28, 2016, Opexa announced that the Abili-T trial did not meet its primary or secondary endpoints, and, in order to conserve cash resources while it reevaluated its programs and explored various strategic alternatives, during the fourth quarter of 2016 and the first quarter of 2017 Opexa implemented several reductions in workforce totaling 90% of its then 20 full-time employees. As of June 30, 2017, Opexa had two full time employees. After further analysis of the data from the Abili-T trial, Opexa has determined that it will not move forward with further studies of Tcelna, and it is conducting a review of its preclinical program for OPX-212 in NMO and the related T-cell platform to assess the viability of continuing to pursue this program. Opexa believes that it has sufficient liquidity to support its current activities in winding down the Abili-T trial and for general operations to sustain the company and support such activities into September 2017.

As Opexa pursues the proposed Merger with Acer, it will continue to explore potential opportunities and alternatives to preserve options should the Merger not be consummated. Additional options may include raising additional capital through either private or public equity or debt financing as well as using its ATM facility and cutting expenses where possible. In the absence of significant additional funding to support Opexa’s operations, there is substantial doubt about its ability to continue as a going concern. Opexa’s financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, in light of the disappointing Abili-T study results, there can be no assurance that Opexa will be able to secure additional funds, or if such funds are available, that the terms or conditions would be acceptable. If Opexa is unable to obtain additional funding to support its current activities and operations, it may not be able to continue its operations as proposed, which may require it to suspend or terminate any development activities, modify its business plan, curtail various aspects of its operations, cease operations or seek relief under applicable bankruptcy laws. In such event, Opexa shareholders may lose a substantial portion or even all of their investment.

Opexa has a history of operating losses and does not expect to be profitable in the foreseeable future.

Opexa has not generated any profits since its entry into the biotechnology business and it has incurred significant operating losses. Opexa expects to incur additional operating losses for the foreseeable future. Opexa has not received, and it does not expect to receive for at least the next several years, any revenues from the commercialization of any potential products. Opexa does not currently have any sources of revenues and may not have any in the foreseeable future.

The employment agreement with Opexa’s President and Chief Executive Officer may require it to pay severance benefits if he is terminated under specified circumstances, including in connection with a change of control of Opexa, which could harm its financial condition or results.

The employment agreement with Opexa’s President and Chief Executive Officer contains change of control and severance provisions providing for the payment of severance and other benefits, including accelerated vesting of stock options, in the event of a termination of employment under specified circumstances, including in connection with a change of control of Opexa. The accelerated vesting of options could result in dilution to Opexa’s existing shareholders and harm the market price of Opexa’s common stock. The payment of severance benefits could harm Opexa’s financial condition and results of operation. In addition, these potential severance payments and benefits may discourage or prevent third parties from seeking a business combination with Opexa.

Opexa’s business is at an early stage of development. To date, Opexa has devoted substantially all of its resources to research and development efforts relating to Tcelna.

Opexa’s business is at an early stage of development. Opexa does not have any products on the market. Opexa has discontinued further development of its only clinical candidate, Tcelna, and is evaluating whether to continue development of its preclinical candidate, OPX-212 in NMO, and the related T-cell platform. If Opexa decides to continue the development of its preclinical program, it will need to commence and complete additional clinical trials, manage clinical and manufacturing activities, and obtain necessary regulatory approvals from the FDA in the United States and from foreign regulatory authorities in other jurisdictions. Any of Opexa’s potential products will require regulatory approval prior to marketing in the United States and other countries. Obtaining such approval requires significant research and development and preclinical and clinical testing. Opexa may not be able to develop any products, obtain regulatory approvals, enter clinical trials (or any development activities) for any product candidates, or commercialize any products. Any of Opexa’s potential products may prove to have undesirable or unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of Opexa’s technology may fail to provide the intended therapeutic benefits or to achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production.

The Abili-T trial results cast doubt about the probative value of the results in earlier clinical trials of Tcelna.

Trial designs and results from previous trials are not necessarily predictive of future clinical trial designs or results. For example, although the results of prior clinical trials of Tcelna for the treatment of MS included evidence of efficacy, the Abili-T trial for the treatment of patients with SPMS failed to meet either its primary or secondary endpoints.

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

Opexa will need regulatory approvals for any product candidate prior to introduction to the market, which will require successful testing in clinical trials. Clinical trials are subject to extensive regulatory requirements, and are very expensive, time-consuming and difficult to design and implement. Any product candidate may fail to achieve necessary safety and efficacy endpoints during clinical trials in which case Opexa will be unable to generate revenue from the commercialization and sale of its products.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous FDA requirements, and must otherwise comply with federal, state and local requirements and policies of the medical institutions where they are conducted. The clinical trial process is also time-consuming. Failure can occur at any stage of the trials, and problems could be encountered that would cause Opexa to be unable to initiate a trial, or to abandon or repeat a clinical trial.

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
●
challenges to patient monitoring, retention and data collection during or after treatment (e.g., patients’ failure to return for follow-up visits or to complete the trial, detection of epitope profiles in subsequent visits, etc.); and
●
failure of medical investigators to follow Opexa’s clinical protocols.

In addition, Opexa or the FDA (based on its authority over clinical studies) may delay a proposed investigation or suspend clinical trials in progress at any time if it appears that the study may pose significant risks to the study participants or other serious deficiencies are identified. Prior to approval of any product candidate, the FDA must determine that the data demonstrate safety and effectiveness. The large majority of drug candidates that begin human clinical trials fail to demonstrate the desired safety and efficacy characteristics.

Furthermore, changes in regulatory requirements and guidance may occur and Opexa may need to amend clinical trial protocols, or otherwise modify its intended course of clinical development, to reflect these changes. This, too, may impact the costs, timing or successful completion of a clinical trial. In light of widely publicized events concerning the safety risk of certain drug products, regulatory authorities, members of Congress, the U.S. Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products, and establishment of risk management programs that may, for instance, restrict distribution of drug products. The increased attention to drug safety issues may result in a more cautious approach by the FDA to clinical trials. Data from clinical trials may receive greater scrutiny with respect to safety, which may make the FDA or other regulatory authorities more likely to terminate clinical trials before completion or require longer or additional clinical trials that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

Even if regulatory approval is obtained for any product candidate, any such approval may be subject to limitations on the indicated uses for which it may be marketed. Opexa’s ability to generate revenues from the commercialization and sale of any potential products, whether directly or through any development arrangement, will be limited by any failure to obtain or limitation on necessary regulatory approvals.

As a result of the disappointing data from the Abili-T trial and the reductions in Opexa’s workforce during 2016 and early 2017, Opexa’s workforce has been reduced substantially. If Opexa is unable to retain its remaining employees, or rebuild its workforce if it decides to continue one or more of its development programs, Opexa’s business will be seriously jeopardized. It will be difficult to grow or operate Opexa’s business with the current limited number of employees.

On November 2, 2016, Opexa announced a reduction of 40% of its then full-time workforce of 20 employees as a result of the disappointing data from the Abili-T study. Opexa’s Chief Development Officer resigned in November 2016 after announcement of the Abili-T trial results. On December 14, 2016, a further workforce reduction was implemented to conserve cash, reducing the number of full-time employees by an additional 25% of the then 12 employees. During January 2017, an additional workforce reduction of seven full-time employees was implemented to conserve cash, and the employment of Opexa’s Chief Scientific Officer was terminated as part of the reduction. As of June 30, 2017, Opexa had two full-time employees. Opexa has only one officer remaining, who serves as the President, Chief Executive Officer and Acting Chief Financial Officer.

Opexa’s recent exploration of strategic alternatives and cash conservation activities may yield unintended consequences, such as attrition beyond Opexa’s planned reductions in workforce and reduced employee morale which may cause Opexa’s remaining employees to seek alternate employment. In such event, Opexa may be unable on a timely basis to hire suitable replacements to operate its business effectively. The loss of the services of any of Opexa’s employees could have a material adverse effect on its business and results of operations. Opexa’s restructuring initiatives have caused disruption in its business operations, and it may not be able to effectively realize the savings anticipated by any restructuring initiative and reductions-in-force. Additionally, there may be future changes in Opexa’s workforce, including as a result of changes that may occur in its operations or operating plan, or other reasons or events. There may also be possible changes in the amount of charges and cash payments associated with any workforce reduction, including the possibility that Opexa may incur unanticipated charges or make cash payments that are not contemplated.

Additionally, if Opexa ultimately decides to pursue one or more of its development programs, it will need to rebuild its workforce and management team. Opexa may be unable on a timely basis to hire and train suitable new employees to continue to operate its business and further any such development programs. It will be difficult to grow or operate Opexa’s business with the current small number of employees it has.

Funding from Opexa’s ATM facility may be limited or be insufficient to fund its operations or to implement its strategy.

Opexa will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility with Brinson Patrick (now a division of IFS Securities, Inc.) in order to use the program to sell shares of Opexa’s common stock. The number of shares and price at which Opexa may be able to sell shares under its ATM facility may be limited due to market conditions and other factors beyond its control.

Opexa may make changes to discretionary R&D investments that may have an impact on costs.

Opexa conducted an immune monitoring program on blood samples collected over time to detect Tcelna-induced immune modulation. While certain data has been analyzed to date, a correlation analysis of immune monitoring T-cell phenotypes to MRTC bio-activity has not been conducted. Expenses associated with the immune monitoring program are incurred at Opexa’s discretion and are not required to satisfy any FDA-mandated criteria. Consequently, Opexa may make changes to the parameters that are being analyzed, or it may elect not to proceed with certain analyses, and these changes may result in either increased or decreased expenses for any such study.

Opexa may also incur discretionary expenses related to preclinical, Phase I, Phase II and/or Phase III development programs, manufacturing scale-up/automation and technology transfer, research on additional indications and business development activities. There is no assurance that any such future expenses would be recovered by Opexa.

Opexa would need to rely on third parties to conduct its clinical trials and perform data collection and analysis, which may result in costs and delays that may hamper its ability to successfully develop and commercialize any product candidate.

Although Opexa has participated in the design and management of its past clinical trials, Opexa does not have the ability to conduct clinical trials directly for any product candidate. Opexa would need to rely on contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct any clinical trials and to perform data collection and analysis.

Any clinical trials Opexa may conduct could be delayed, suspended or terminated if:

●
any third party upon whom Opexa relies does not successfully carry out its contractual duties or regulatory obligations or meet expected deadlines;
●
licenses needed from third parties for manufacturing in order to conduct Phase III trials or to conduct commercial manufacturing, if applicable, are not obtained;
●
any such third party needs to be replaced; or
●
the quality or accuracy of the data obtained by the third party is compromised due to its failure to adhere to clinical protocols or regulatory requirements or for other reasons.

Failure to perform by any third party upon whom Opexa relies may increase the development costs, delay the ability to obtain regulatory approval and prevent the commercialization of any product candidate. While Opexa believes that there are numerous alternative sources to provide these services, it might not be able to enter into replacement arrangements without delays or additional expenditures if Opexa were to seek such alternative sources.

If Opexa fails to identify and license or acquire other product candidates, it will not be able to expand its business over the long term.

Opexa has focused on MS as the first disease to be pursued off its T-cell platform technology, and in 2014, Opexa initiated development activities for OPX-212, its drug candidate for NMO, as the second disease it is pursuing. As a platform technology, there exists the potential to address other autoimmune diseases with the technology. While preclinical development and manufacturing activities have been conducted for OPX-212 in NMO, such work is modest compared to the effort that has been committed to Tcelna for the lead MS indication. However, inasmuch as the Abili-T study of Tcelna in SPMS did not meet either its primary or secondary endpoints, Opexa has determined that it will not move forward with further studies of Tcelna and is assessing whether to continue its other development activities. Opexa’s business over the long term is substantially dependent on its ability to develop, license or acquire product candidates and further develop them for commercialization. The success of this strategy depends upon Opexa’s ability to expand its existing platform or identify, select and acquire the right product candidates. Opexa has limited experience identifying, negotiating and implementing economically viable product candidate acquisitions or licenses, which is a lengthy and complex process. Also, the market for licensing and acquiring product candidates is intensely competitive, and many of Opexa’s competitors have greater resources than Opexa does. Opexa may not have the requisite capital resources to consummate product candidate acquisitions or licenses that it identifies to fulfill its strategy.

Moreover, any product candidate acquisition that Opexa does complete will involve numerous risks, including:

●
difficulties in integrating the development program for the acquired product candidate into Opexa’s existing operations;
●
diversion of financial and management resources from existing operations;
●
risks of entering new potential markets or technologies;
●
inability to generate sufficient funding to offset acquisition costs; and
●
delays that may result from Opexa having to perform unanticipated preclinical trials or other tests on the product candidate.

If Opexa fails to meet its obligations under any license agreements, Opexa may lose its rights to key technologies on which Opexa’s business depends.

Opexa’s business depends on licenses from third parties. These third-party license agreements impose obligations on Opexa, such as payment obligations and obligations diligently to pursue development of commercial products under the licensed patents. If applicable, Opexa may also need to seek additional licenses to move into Phase III trials or the commercial stage of operations. These licenses may require increased payments to the licensors. If a licensor believes that Opexa has failed to meet its obligations under a license agreement, the licensor could seek to limit or terminate Opexa’s license rights, which could lead to costly and time-consuming litigation and, potentially, a loss of the licensed rights. During the period of any such litigation, Opexa’s ability to carry out the development and commercialization of potential products could be significantly and negatively affected. If Opexa’s license rights were restricted or ultimately lost, Opexa’s ability to continue its business based on the affected technology platform could be adversely affected.

Opexa no longer leases a research and manufacturing facility in which to conduct development or manufacture product candidates for its programs or clinical trial activities or, if any such clinical trials were to be successful, commercial applications.

Through January 2017, Opexa conducted its research and development in a 10,200 square foot facility in The Woodlands, Texas, which included an approximately 1,200 square foot suite of three rooms for the manufacture of T-cell therapies. On February 1, 2017, Opexa assigned the facility lease to a third party, who assumed from Opexa all of Opexa’s remaining rights and obligations under the lease. In connection with the lease assignment, Opexa also sold certain furniture, fixtures and equipment (including laboratory and manufacturing equipment) as well as Opexa’s laboratory supplies located at its corporate headquarters to the third party for cash consideration. In light of the continuing evaluation of Opexa’s strategic alternatives following the release of data from the Abili-T clinical study, Opexa deemed it advisable to reduce its office, R&D and manufacturing space and corresponding rent obligations. As a result, Opexa is currently using temporary office space in the same facility but no longer has the capacity for any research and development or for any manufacturing operations. If Opexa decides to continue to pursue development of any of its product candidates, Opexa would need to locate and obtain a new facility, arrange for R&D and manufacturing staff, contract with corporate collaborators or other third parties to assist with future drug production and commercialization, or defer to a collaborative partner or third party to address these needs.

In the event that Opexa decides to again establish a R&D or manufacturing facility, it would require substantial additional funds and would be required to hire and train significant numbers of employees and comply with applicable regulations, which are extensive. Opexa does not have funds available for building an R&D or manufacturing facility, and Opexa may not be able to build a facility that both meets regulatory requirements and is sufficient for its needs.

Opexa may arrange with third parties for the manufacture of its future products, if any. However, Opexa’s third-party sourcing strategy may not result in a cost-effective means for manufacturing its future products. If Opexa employs third-party manufacturers, it will not control many aspects of the manufacturing process, including compliance by these third parties with cGMP and other regulatory requirements. Opexa further may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

Problems with Opexa’s manufacturing process or with a manufacturing facility (whether Opexa’s or a third party’s) could result in the failure to produce, or a delay in producing, adequate supplies of any of Opexa’s product candidates. A number of factors could cause interruptions or delays, including equipment malfunctions or failures, destruction or damage to a manufacturing facility due to natural disasters or otherwise, contamination of materials, changes in regulatory requirements or standards that require modifications to Opexa’s manufacturing process, action by a regulatory agency or by a manufacturer (whether Opexa or a third party) that results in the halting or slowdown of production due to regulatory issues, any third-party manufacturer going out of business or failing to produce as contractually required, or other similar factors.

Difficulties, delays or interruptions in the manufacture and supply of any of Opexa’s product candidates could require it to stop treating patients in its clinical development of such product candidate and/or require a halt to or suspension of, or otherwise adversely affect, a clinical trial, thus increasing Opexa’s costs and damaging its reputation. If a product candidate is approved, difficulties, delays or interruptions in the manufacture and supply of such product candidate could cause a delay in or even halt or suspend the commercialization of such product candidate, potentially causing a partial or complete loss of revenue or market share.

Tcelna was manufactured using Opexa’s proprietary ImmPath® technology for the production of an autologous T-cell immunotherapy utilizing a patient’s own blood. Opexa’s manufacturing process may raise development issues that may not be resolvable, regulatory issues that could delay or prevent approval, or personnel issues that may prevent the further development or commercialization, if approved, of any product candidate.

Tcelna was based on Opexa’s novel T-cell immunotherapy platform, ImmPath, which produces an autologous T-cell immunotherapy utilizing a patient’s own blood. OPX-212 may be similarly produced. The manufacture of living T-cell products requires specialized facilities, equipment and personnel which are different than the resources required for manufacturing chemical or biologic compounds. Scaling-out the manufacture of living cell products to meet demands for commercialization will require substantial amounts of such specialized facilities, equipment and personnel, especially where the products are personalized and must be made for each patient individually. Because Opexa’s manufacturing processes are complex, require facilities and personnel that are not widely available in the industry, involve equipment and training with long lead times, and the establishment of new manufacturing facilities is subject to a potentially lengthy regulatory approval process, alternative qualified production capacity may not be available on a timely basis or on reasonably terms, if at all. In addition, not many consultants or advisors in the industry have relevant experience and can provide guidance or assistance because active immune therapies are fundamentally a new category of product in two major ways: (i) the product consists of living T-cells, not chemical or biologic compounds; and (ii) the product is personalized. There can be no assurance that manufacturing problems will not arise in the future which Opexa may not be able to resolve or which may cause significant delays in development or, if any product candidate is approved, commercialization.

Regulatory approval of product candidates that are manufactured using novel manufacturing processes such as Opexa’s can be more expensive and take longer than other, more well-known or extensively studied pharmaceutical or biopharmaceutical products, due to a lack of experience with them. FDA approval of personalized immunotherapy products has been limited to date. This lack of experience and precedent may lengthen the regulatory review process, require that additional studies or clinical trials be conducted, increase development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization, or lead to significant post-approval limitations or restrictions.

In addition, the novel nature of product candidates also means that fewer people are trained in or experienced with product candidates of this type, which may make it difficult to find, hire and retain capable personnel for research, development and manufacturing positions.

If any product Opexa may eventually have is not accepted by the market or if users of any such product are unable to obtain adequate coverage of and reimbursement for such product from government and other third-party payors, Opexa’s revenues and profitability will suffer.

Opexa’s ability to successfully commercialize any product it may eventually have, to the extent applicable, and/or its ability to receive any revenue will depend in significant part on the extent to which appropriate coverage of and reimbursement for such product and any related treatments are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations, or HMOs. Third-party payors are increasingly challenging the prices charged for medical products and services. Opexa cannot provide any assurances that third-party payors will consider any product cost-effective or provide coverage of and reimbursement for such product, in whole or in part.

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

In addition, the trend towards managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of medical services and products, may result in inadequate coverage of and reimbursement for any product Opexa may eventually have. Many third-party payors, including in particular HMOs, are pursuing various ways to reduce pharmaceutical costs, including, for instance, the use of formularies. The market for any product depends on access to such formularies, which are lists of medications for which third-party payors provide reimbursement. These formularies are increasingly restricted, and pharmaceutical companies face significant competition in their efforts to place their products on formularies of HMOs and other third-party payors. This increased competition has led to a downward pricing pressure in the industry. The cost containment measures that third-party payors are instituting could have a material adverse effect on Opexa’s ability to operate profitably.

Any product candidate, if approved for sale, may not gain acceptance among physicians, patients and the medical community, thereby limiting Opexa’s potential to generate revenues.

Even if a product candidate is approved for commercial sale by the FDA or other regulatory authorities, the degree of market acceptance of any approved product candidate by physicians, healthcare professionals and third-party payors, and Opexa’s profitability and growth, will depend on a number of factors, including:

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

If any product candidate does not provide a treatment regimen that is as beneficial as the current standard of care or otherwise does not provide patient benefit, that product candidate, if approved for commercial sale by the FDA or other regulatory authorities, likely will not achieve market acceptance and Opexa’s ability to generate revenues from that product candidate would be substantially reduced.

Opexa has incurred, and expects to continue to incur, increased costs and risks as a result of being a public company.

As a public company, Opexa is required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The NASDAQ Stock Market, or NASDAQ. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by NASDAQ, have resulted in, and will continue to result in, increased costs as Opexa responds to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of Opexa’s internal controls over financial reporting is uncertain. If Opexa’s internal controls are not designed or operating effectively, it may not be able to conclude an evaluation of its internal control over financial reporting as required or Opexa or its independent registered public accounting firm may determine that Opexa’s internal control over financial reporting was not effective. Opexa currently has a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, Opexa’s registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of its internal controls or may issue an adverse opinion on the effectiveness of Opexa’s internal controls over financial reporting, especially in light of the fact that Opexa currently has a very limited workforce. Investors may lose confidence in the reliability of Opexa’s financial statements, which could cause the market price of Opexa’s common stock to decline and which could affect its ability to run its business as it otherwise would like to. New rules could also make it more difficult or more costly for Opexa to obtain certain types of insurance, including directors’ and officers’ liability insurance, and Opexa may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to Opexa’s current coverage. The impact of these events could also make it more difficult for Opexa to attract and retain qualified persons to serve on its board of directors, its board committees and as executive officers. Opexa cannot predict or estimate the total amount of the costs it may incur or the timing of such costs to comply with these rules and regulations.

Under the corporate governance standards of NASDAQ, a majority of Opexa’s board of directors and each member of Opexa’s Audit and Compensation Committees must be an independent director. If any vacancies on Opexa’s Board or Audit or Compensation Committees occur that need to be filled by independent directors, Opexa may encounter difficulty in attracting qualified persons to serve on its Board and, in particular, its Audit Committee. If Opexa fails to attract and retain the required number of independent directors, Opexa may be subject to SEC enforcement proceedings and delisting of its common stock from the NASDAQ Capital Market.

Any acquisitions that Opexa makes could disrupt its business and harm its financial condition.

Opexa expects to evaluate potential strategic acquisitions of complementary businesses, products or technologies on a global geographic footprint. Opexa may also consider joint ventures, licensing and other collaborative projects. Opexa may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert Opexa’s management’s time and resources from its core business and disrupt its operations. Opexa does not have any experience with acquiring companies, or with acquiring products outside of the United States. Any cash acquisition Opexa pursues would potentially divert the cash Opexa has on its balance sheet from its present clinical development programs. Any stock acquisitions would dilute Opexa’s shareholders’ ownership. While Opexa from time to time evaluates potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, Opexa has no present agreements with respect to any acquisitions or collaborative projects.

Risks Related to Opexa’s Intellectual Property

Patents obtained by other persons may result in infringement claims against Opexa that are costly to defend and which may limit Opexa’s ability to use the disputed technologies and prevent it from pursuing research and development or commercialization of potential products, such as Tcelna.

If third party patents or patent applications contain claims infringed by either Opexa’s licensed technology or other technology required to make or use its potential products, such as Tcelna, and such claims are ultimately determined to be valid, there can be no assurance that Opexa would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If Opexa is unable to obtain such licenses at a reasonable cost, it may not be able to develop any affected product candidate commercially. There can be no assurance that Opexa will not be obliged to defend itself in court against allegations of infringement of third-party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. An adverse outcome in such a suit could subject Opexa to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require Opexa to cease using such technology.

If Opexa is unable to obtain patent protection and other proprietary rights, Opexa’s operations will be significantly harmed.

Opexa’s ability to compete effectively is dependent upon obtaining patent protection relating to its technologies. The patent positions of pharmaceutical and biotechnology companies, including Opexa’s, are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Consequently, Opexa does not know whether pending patent applications for its technology will result in the issuance of patents, or if any issued patents will provide significant protection or commercial advantage or will be circumvented by others. Since patent applications are secret until the applications are published (usually 18 months after the earliest effective filing date), and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, Opexa cannot be certain that the inventors of its owned or licensed intellectual property rights were the first to make the inventions at issue or that any patent applications at issue were the first to be filed for such inventions. There can be no assurance that patents will issue from pending patent applications or, if issued, that such patents will be of commercial benefit to Opexa, afford Opexa adequate protection from competing products, or not be challenged or declared invalid.

Given Opexa’s limited cash resources and the current priorities it has set for its use of cash, certain costs related to intellectual property, including those for continued prosecution of individual patents, patent applications and patent counsel costs have been reduced or have ceased. The focus on preservation of cash resulting in reduced patent expenses may cause certain patents to become abandoned and/or prosecution to be dropped. This could materially affect Opexa’s patent estate and could jeopardize the ability of Opexa to continue its development programs, secure a development partner, protect its global patent position and its ability to challenge future patent infringement.

Issued U.S. patents require the payment of maintenance fees to continue to be in force. Opexa relies on a third-party payor to do this and their failure to do so could result in the forfeiture of patents not timely maintained.

Many foreign patent offices also require the payment of periodic annuities to keep patents and patent applications in good standing. As Opexa may not maintain direct control over the payment of all such annuities, it cannot assure you that its third-party payor will timely pay such annuities and that the granted patents and pending patent applications will not become abandoned. In addition, Opexa or its licensors may have selected a limited amount of foreign patent protection, and therefore applications have not been filed in, and foreign patents may not have been perfected in, all commercially significant countries.

The patent protection of product candidates, such as Tcelna, involves complex legal and factual questions. To the extent that it would be necessary or advantageous for any of Opexa’s licensors to cooperate or lead in the enforcement of its licensed intellectual property rights, Opexa cannot control the amount or timing of resources such licensors devote on its behalf or the priority they place on enforcing such rights. Opexa may not be able to protect its intellectual property rights against third-party infringement, which may be difficult to detect. Additionally, challenges may be made to the ownership of Opexa’s intellectual property rights, its ability to enforce them, or its underlying licenses.

Opexa cannot be certain that any of the patents issued to it or to its licensors will provide adequate protection from competing products. Opexa’s success will depend, in part, on whether it or its licensors can:

●
obtain and maintain patents to protect Opexa’s product candidates such as Tcelna;
●
obtain and maintain any required or desirable licenses to use certain technologies of third parties, which may be protected by patents;
●
protect Opexa’s trade secrets and know-how;
●
operate without infringing the intellectual property and proprietary rights of others;
●
enforce the issued patents under which Opexa holds rights; and
●
develop additional proprietary technologies that are patentable.

The degree of future protection for Opexa’s proprietary rights (owned or licensed) is uncertain. For example:

●
Opexa or its licensor might not have been the first to make the inventions covered by pending patent applications or issued patents owned by, or licensed to, Opexa;
●
Opexa or its licensor might not have been the first to file patent applications for these inventions;
●
others may independently develop similar or alternative technologies or duplicate any of the technologies owned by, or licensed to, Opexa;
●
it is possible that none of the pending patent applications owned by, or licensed to, Opexa will result in issued patents;
●
any patents under which Opexa holds rights may not provide it with a basis for commercially viable products, may not provide it with any competitive advantages or may be challenged by third parties as invalid, or unenforceable under U.S. or foreign laws;
●
inability to continue supporting and funding patent prosecution costs; or
●
any of the issued patents under which Opexa holds rights may not be valid or enforceable or may be circumvented successfully in light of the continuing evolution of domestic and foreign patent laws.

Confidentiality agreements with employees and others may not adequately prevent disclosure of Opexa’s trade secrets and other proprietary information and may not adequately protect its intellectual property, which could limit its ability to compete.

Opexa relies in part on trade secret protection in order to protect its proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and Opexa cannot be certain that others will not develop the same or similar technologies on their own. Opexa has taken steps, including entering into confidentiality agreements with its employees, consultants, outside scientific collaborators and other advisors, to protect its trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by Opexa during the course of the party’s relationship with Opexa. Opexa also typically obtains agreements from these parties which provide that inventions conceived by the party in the course of rendering services to Opexa will be its exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to Opexa. Further, Opexa has limited control, if any, over the protection of trade secrets developed by its licensors. Enforcing a claim that a party illegally obtained and is using Opexa’s trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect Opexa’s competitive position.

A dispute concerning the infringement or misappropriation of Opexa’s proprietary rights or the proprietary rights of others could be time consuming and costly, and an unfavorable outcome could harm Opexa’s business.

A number of pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapy, T-cells, and other technologies potentially relevant to or required by Opexa’s product candidates such as Tcelna. Opexa cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. Opexa is aware of a number of patent applications and patents claiming use of modified cells to treat disease, disorder or injury.

There is significant litigation in Opexa’s industry regarding patent and other intellectual property rights. While Opexa is not currently subject to any pending intellectual property litigation, and is not aware of any such threatened litigation, it may be exposed to future litigation by third parties based on claims that its product candidates, such as Tcelna, or their methods of use, manufacturing or other technologies or activities infringe the intellectual property rights of such third parties. If Opexa’s product candidates, such as Tcelna, or their methods of manufacture are found to infringe any such patents, Opexa may have to pay significant damages or seek licenses under such patents. Opexa has not conducted comprehensive searches of patents issued to third parties relating to Tcelna or OPX-212. Consequently, no assurance can be given that third-party patents containing claims covering Tcelna or OPX-212, their methods of use or manufacture do not exist or have not been filed and will not be issued in the future. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, and because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, Opexa cannot be certain that others have not filed patent applications that will mature into issued patents that relate to Opexa’s current or future product candidates that could have a material effect in developing and commercializing one or more of Opexa’s product candidates. A patent holder could prevent Opexa from importing, making, using or selling the patented compounds. Opexa may need to resort to litigation to enforce its intellectual property rights or to determine the scope and validity of third-party proprietary rights. Similarly, Opexa may be subject to claims that it has inappropriately used or disclosed trade secrets or other proprietary information of third parties. If Opexa becomes involved in litigation, it could consume a substantial portion of Opexa’s managerial and financial resources, regardless of whether it wins or loses. Some of Opexa’s competitors may be able to sustain the costs of complex intellectual property litigation more effectively than Opexa can because they have substantially greater resources. Opexa may not be able to afford the costs of litigation. Any legal action against Opexa or its collaborators could lead to:

●
payment of actual damages, royalties, lost profits, potentially treble damages and attorneys’ fees, if Opexa is found to have willfully infringed a third party’s patent rights;
●
injunctive or other equitable relief that may effectively block Opexa’s ability to further develop, commercialize and sell its products;
●
Opexa or its collaborators having to enter into license arrangements that may not be available on commercially acceptable terms if at all; or
●
significant cost and expense, as well as distraction of Opexa’s management from its business.

As a result, Opexa could be prevented from commercializing current or future product candidates.

Risks Related to Opexa’s Industry

Opexa is subject to stringent regulation of its product candidates, which could delay development and commercialization.

Opexa, its third-party contractors and suppliers, and its product candidates are subject to stringent regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. None of Opexa’s product candidates can be marketed in the United States until it has been approved by the FDA. No product candidate of Opexa’s has been approved, and Opexa may never receive FDA approval for any product candidate. Obtaining FDA approval typically takes many years and requires substantial resources. Even if regulatory approval is obtained, the FDA may impose significant restrictions on the indicated uses, conditions for use and labeling of such products. Additionally, the FDA may require post-approval studies, including additional research and development and clinical trials. These regulatory requirements may limit the size of the market for the product or result in the incurrence of additional costs. Any delay or failure in obtaining required approvals could substantially reduce Opexa’s ability to generate revenues.

In addition, both before and after regulatory approval, Opexa and its product candidates are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling, advertising, promotion, distribution and export. The FDA’s requirements may change and additional government regulations may be promulgated that could affect Opexa and its product candidates. Given the number of recent high profile adverse safety events with certain drug products, the FDA may require, as a condition of approval, costly risk management programs, which may include safety surveillance, restricted distribution and use, patient education, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, preapproval of promotional materials and restrictions on direct-to-consumer advertising. Furthermore, heightened Congressional scrutiny on the adequacy of the FDA’s drug approval process and the agency’s efforts to assure the safety of marketed drugs resulted in the enactment of legislation addressing drug safety issues, the FDA Amendments Act of 2007. This legislation provides the FDA with expanded authority over drug products after approval and the FDA’s exercise of this authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, and increased costs to assure compliance with new post-approval regulatory requirements. Opexa cannot predict the likelihood, nature or extent of government regulation that may arise from this or future legislation or administrative action, either in the United States or abroad.

In order to market any of Opexa’s products outside of the United States, Opexa must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods and the time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA approval in the United States. Approval by the FDA does not automatically lead to the approval of authorities outside of the United States and, similarly, approval by other regulatory authorities outside the United States will not automatically lead to FDA approval. In addition, regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Opexa’s product candidates may not be approved for all indications that Opexa requests, which would limit uses and adversely impact Opexa’s potential royalties and product sales. Such approval may be subject to limitations on the indicated uses for which any potential product may be marketed or require costly, post-marketing follow-up studies.

If Opexa fails to comply with applicable regulatory requirements in the United States and other countries, among other things, Opexa may be subject to fines and other civil penalties, delays in approving or failure to approve a product, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, interruption of manufacturing or clinical trials, injunctions and criminal prosecution, any of which would harm Opexa’s business.

Opexa may need to change its business practices to comply with health care fraud and abuse regulations, and its failure to comply with such laws could adversely affect Opexa’s business, financial condition and results of operations.

If Opexa is successful in achieving approval to market one or more of its product candidates, its operations will be directly, or indirectly through its customers, subject to various state and federal fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and False Claims Act. These laws may impact, among other things, Opexa’s proposed sales, marketing, and education programs.

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

Beginning August 1, 2013, the Physician Payments Sunshine Act, or the Sunshine Act, which is part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, requires manufacturers of drugs, medical devices, biologicals or medical supplies that participate in U.S. federal health care programs to track and then report certain payments and items of value given to U.S. physicians and U.S. teaching hospitals (referred to as Covered Recipients). The Sunshine Act requires that manufacturers collect this information on a yearly basis and then report it to Centers for Medicare & Medicaid Services by the 90th day of each subsequent year.

If Opexa’s operations are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, Opexa may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare programs, and the curtailment or restructuring of its operations.

If Opexa’s competitors develop and market products that are more effective than Opexa’s product candidates, they may reduce or eliminate Opexa’s commercial opportunities.

Competition in the pharmaceutical industry, particularly the market for MS products, is intense, and Opexa expects such competition to continue to increase. Opexa faces competition from pharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies, in the United States and abroad. Opexa’s competitors have products that have been approved or are in advanced development and may succeed in developing drugs that are more effective, safer and more affordable or more easily administered than Opexa’s, or that achieve patent protection or commercialization sooner than Opexa’s products. Opexa’s most significant competitors are fully integrated pharmaceutical companies and more established biotechnology companies. These companies have significantly greater capital resources and expertise in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing than Opexa currently does. However, smaller companies also may prove to be significant competitors, particularly through proprietary research discoveries and collaboration arrangements with large pharmaceutical and established biotechnology companies. In addition to the competitors with existing products that have been approved, many of Opexa’s competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, Opexa’s competitors may develop more competitive or affordable products, or achieve earlier patent protection or further product commercialization than Opexa is able to achieve. Competitive products may render any products or product candidates that Opexa develops obsolete.

Opexa’s competitors may also develop alternative therapies that could further limit the market for any products that Opexa may develop.

Rapid technological change could make Opexa’s products obsolete.

Biopharmaceutical technologies have undergone rapid and significant change, and Opexa expects that they will continue to do so. As a result, there is significant risk that Opexa’s product candidates may be rendered obsolete or uneconomical by new discoveries before it recovers any expenses incurred in connection with their development. If Opexa’s product candidates are rendered obsolete by advancements in biopharmaceutical technologies, Opexa’s prospects will suffer.

Consumers may sue Opexa for product liability, which could result in substantial liabilities that exceed Opexa’s available resources and damage its reputation.

Developing and commercializing drug products entails significant product liability risks. Liability claims may arise from Opexa’s and Opexa’s collaborators’ use of products in clinical trials and the commercial sale of those products.

In the event that any of Opexa’s product candidates becomes an approved product and is commercialized, consumers may make product liability claims directly against Opexa and/or its partners, and its partners or others selling these products may seek contribution from Opexa if they incur any loss or expenses related to such claims. Opexa has insurance that covers clinical trial activities. Opexa believes its insurance coverage as of the date hereof is reasonably adequate at this time. However, Opexa will need to increase and expand this coverage as it commences additional clinical trials, as well as larger scale trials, and if any product candidate is approved for commercial sale. This insurance may be prohibitively expensive or may not fully cover Opexa’s potential liabilities. Opexa’s inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the regulatory approval or commercialization of products that Opexa or one of its collaborators develop. Product liability claims could have a material adverse effect on Opexa’s business and results of operations. Liability from such claims could exceed Opexa’s total assets if it does not prevail in any lawsuit brought by a third party alleging that an injury was caused by one or more of Opexa’s products.

Government controls and health care reform measures could adversely affect Opexa’s business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and Opexa expects that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, Opexa may be required to conduct additional clinical trials that compare the cost-effectiveness of any product candidate to other available therapies. If reimbursement of any product candidate is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, Opexa may be unable to achieve or sustain profitability in such country. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any product candidate covered by a Part D prescription drug plan will likely be lower than the prices that might otherwise be obtained outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The United States and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect Opexa’s ability to sell any product candidate. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Opexa cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect: the demand for any product candidate; the ability to set a price that Opexa believes is fair for any product candidate; Opexa’s ability to generate revenues and achieve or maintain profitability; the level of taxes that Opexa is required to pay; and the availability of capital.

Risks Related to Opexa’s Securities

There is currently a limited market for Opexa’s securities, and any trading market that exists in Opexa’s securities may be highly illiquid and may not reflect the underlying value of its net assets or business prospects.

Although Opexa’s common stock is traded on the NASDAQ Capital Market, there is currently a limited market for its securities and there can be no assurance that an active market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

Opexa’s stock may be delisted from NASDAQ, which could affect its market price and liquidity, as well as Acer’s and Opexa’s obligation to complete the Merger.

Opexa is required to meet certain qualitative and financial tests (including a minimum bid price for its common stock of $1.00 per share and a minimum shareholders’ equity of $2.5 million), as well as certain corporate governance standards, to maintain the listing of its common stock on the NASDAQ Capital Market. While Opexa is exercising diligent efforts to maintain the listing of its common stock and warrants on NASDAQ, there can be no assurance that it will be able to do so, and its securities could be delisted.

For example, as a consequence of Opexa’s announcement on October 28, 2016 that the Abili-T trial did not meet either its primary or secondary endpoints, Opexa’s stock has traded below $1.00 per share at times. On April 10, 2017, Opexa received a staff deficiency letter from NASDAQ indicating that Opexa’s common stock failed to comply with the minimum bid price requirement because it closed below the $1.00 minimum closing bid price for 30 consecutive business days. The notice further stated that Opexa will be provided a period of 180 calendar days to regain compliance. If Opexa’s common stock maintains a closing bid price of $1.00 per share or more for a minimum of 10 consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before October 9, 2017, Opexa will achieve compliance with this listing standard. If Opexa’s common stock does not achieve compliance with the minimum bid price by October 9, 2017, Opexa may be eligible for an additional 180-day grace period to regain compliance if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provides timely notice of its intention to cure the deficiency during the second grace period by effecting a reverse stock split, if necessary. However, if it appears to the NASDAQ staff that Opexa will not be able to cure the deficiency, or if Opexa does not meet the other listing standards, NASDAQ could provide notice that Opexa’s stock will become subject to delisting. Opexa is actively monitoring the closing bid price of its common stock and evaluating available options to resolve this deficiency and regain compliance with the minimum bid price rule.

Additionally, on May 16, 2017, Opexa received a letter from the listing qualifications department staff of the NASDAQ notifying Opexa that the stockholders’ equity of $2,241,693 as reported in Opexa’s Quarterly Report on Form 10-Q for the period ended March 31, 2017 was below the minimum stockholders’ equity of $2,500,000 required for continued listing on the NASDAQ Capital Market as set forth in NASDAQ listing rule 5550(b)(1). Opexa was provided 45 calendar days, or until June 30, 2017, to submit a plan to regain compliance with the minimum stockholders’ equity standard. Opexa timely submitted such plan. On July 18, 2017, NASDAQ notified Opexa that its plan was acceptable to NASDAQ, and Opexa was granted an extension to November 13, 2017 to evidence compliance with the minimum stockholders’ equity standard. Opexa’s stockholders equity as of June 30, 2017 was $1,611,778. While Opexa is exercising diligent efforts to maintain the listing of its common stock on NASDAQ, there can be no assurance that Opexa will be able to regain or maintain compliance. If Opexa does not regain compliance by November 13, 2017, or if Opexa fails to satisfy another NASDAQ requirement for continued listing, NASDAQ staff could provide notice that Opexa’s common stock will become subject to delisting. In such event, NASDAQ rules permit Opexa to appeal the decision to reject its proposed compliance plan or any delisting determination to a NASDAQ Hearings Panel.

It is also possible that Opexa could fail to satisfy another NASDAQ requirement for continued listing of its stock, such as the market value or number of publicly held shares or number of shareholders, or a corporate governance requirement. In addition to the minimum bid price deficiency notice Opexa received on April 10, 2017 and the minimum stockholders’ equity deficiency notice Opexa received on May 16, 2017, Opexa may receive additional future notices from NASDAQ that it has failed to meet NASDAQ’s requirements, and proceedings to delist Opexa’s stock could be commenced. In such event, NASDAQ rules permit Opexa to appeal any delisting determination to a NASDAQ Hearings Panel. If Opexa is unable to maintain or regain compliance in a timely manner or if it does not meet the other listing standards and its common stock is delisted, it could be more difficult to buy or sell Opexa’s common stock and obtain accurate quotations, and the price of Opexa’s stock could suffer a material decline. Delisting may also impair Opexa’s ability to raise capital or enter into a potential strategic transaction.

In addition, it is a condition precedent to both Acer’s and Opexa’s obligation to complete the Merger that Opexa’s shares of common stock remain continually listed on the NASDAQ Capital Market from the date of the Merger through the date the Merger is completed and that the shares of Opexa common stock to Acer shareholders in the Merger shall have been approved for listing. If Opexa’s common stock ceases to be listed on the NASDAQ Capital Market and either or both of the parties to the Merger Agreement decline to complete the Merger, the value of Opexa’s common stock may decline.

Opexa’s share price is volatile, and you may not be able to resell your shares at a profit or at all.

The market prices for securities of biopharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like Opexa in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of Opexa’s common stock:

●
the disappointing results recently announced on October 28, 2016 for the Abili-T clinical study of Tcelna in SPMS;
●
announcements of significant changes in Opexa’s business or operations, including the decision not to pursue one or more of Opexa’s drug development programs or the decision to implement restructurings such as reductions in its workforce;
●
the development status of any drug candidates, such as Tcelna, including clinical study results and determinations by regulatory authorities with respect thereto;
●
the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
●
Opexa’s inability to obtain additional funding;
●
announcements of technological innovations, new commercial products or other material events by Opexa competitors or by Opexa;
●
disputes or other developments concerning Opexa’s proprietary rights;
●
changes in, or failure to meet, securities analysts’ or investors’ expectations of Opexa’s financial performance;
●
additions or departures of key personnel;
●
discussions of Opexa’s business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
●
public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
●
regulatory developments in the United States and in foreign countries; or
●
dilutive effects of sales of shares of common stock by Opexa or Opexa’s shareholders, and sales of common stock acquired upon exercise or conversion by the holders of warrants, options or convertible notes.

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of Opexa’s common stock.

Opexa may be or become the target of securities litigation, which is costly and time-consuming to defend.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for Opexa because biotechnology companies have experienced significant stock price volatility in recent years. Moreover, following the announcement on October 28, 2016 of disappointing results of the Abili-T study, Opexa’s stock price decreased substantially, which may portend securities class action litigation against Opexa. If Opexa becomes involved in this type of litigation, regardless of the outcome, Opexa could incur substantial legal costs and its management’s attention could be diverted from the operation of its business, causing its business to suffer.

Opexa’s “blank check” preferred stock could be issued to prevent a business combination not desired by management or its majority shareholders.

Opexa’s charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by Opexa’s board of directors without shareholder approval. Opexa’s preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in Opexa’s control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

Future sales of Opexa’s securities could cause dilution, and the sale of such securities, or the perception that such sales may occur, could cause the price of Opexa’s stock to fall.

On March 25, 2016, Opexa entered into a new Sales Agreement with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.) as sales agent, pursuant to which Opexa can offer and sell shares of its common stock from time to time depending upon market demand, in transactions deemed to be an “at the market” offering. Opexa registered up to 1,000,000 shares of common stock for potential sale under the new ATM facility. From August 17, 2016 through December 31, 2016, Opexa sold an aggregate of 66,184 shares of its common stock under the ATM facility. Opexa generated gross and net proceeds, including amortization of deferred offering costs, of $293,345 and $276,912, respectively, with the average share price ranging from $4.12 to $4.73 per share. During January 2017, Opexa further sold an aggregate of 516,278 shares of common stock for gross and net proceeds of $490,098 and $413,662 respectively, with the average share price ranging from $0.90 to $0.97. Opexa will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility in order to use the program to sell shares of common stock in the future.

Sales of additional shares of Opexa’s common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to Opexa’s shareholders and cause the market price of Opexa’s common stock to decline. An aggregate of 7,657,332 shares of common stock were outstanding as of June 30, 2017. As of such date, another (i) 228,455 shares of common stock were issuable upon exercise of outstanding options and (ii) 3,468,731 shares of common stock were issuable upon the exercise of outstanding warrants. A substantial majority of the outstanding shares of Opexa’s common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

Opexa may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. Opexa may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. Opexa may need to raise additional capital in order to initiate or complete additional development activities for Tcelna in MS and for OPX-212 in NMO, or to pursue additional disease indications for its T-cell technology, and this may require Opexa to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that Opexa’s capital raising efforts will be able to attract the capital needed to execute on its business plan and sustain its operations. Moreover, Opexa cannot predict the size of future issuances of its common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of its securities will have on the market price of its common stock. Sales of substantial amounts of Opexa’s common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for Opexa’s common stock.

Opexa presently does not intend to pay cash dividends on its common stock.

Opexa currently anticipates that no cash dividends will be paid on the common stock in the foreseeable future. While Opexa’s dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of its business.

Opexa shareholders may experience substantial dilution in the value of their investment if Opexa issues additional shares of its capital stock.

Opexa’s charter allows it to issue up to 150,000,000 shares of common stock and to issue and designate the rights of, without shareholder approval, up to 10,000,000 shares of preferred stock. In order to raise additional capital, Opexa may in the future offer additional shares of its common stock or other securities convertible into or exchangeable for its common stock at prices that may not be the same as the price per share paid by other investors, and dilution to Opexa’s shareholders could result. Opexa may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which Opexa sells additional shares of its common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors.

Opexa may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to its common stock as to distributions and in liquidation, which could negatively affect the value of Opexa’s common stock.

In the future, Opexa may attempt to increase its capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of its assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of Opexa’s liquidation, its lenders and holders of its debt and preferred securities would receive distributions of available assets before distributions to the holders of Opexa’s common stock. Because Opexa’s decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond its control, Opexa cannot predict or estimate the amount, timing or nature of its future offerings or debt financings. Further, market conditions could require Opexa to accept less favorable terms for the issuance of its securities in the future.

Opexa’s management has significant flexibility in using the current available cash.

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), Opexa currently intends to use its available cash to continue to assess the viability of pursuing its preclinical program for OPX-212 in NMO and the related T-cell platform and to complete the strategic process that resulted in Opexa signing the Merger Agreement with Acer. Opexa cannot fully predict its future cash needs until it completes this analysis and process. However, after further analysis of the data from the Abili-T trial, Opexa has determined that it will not move forward with further studies of Tcelna in SPMS at this time.

Depending on future developments and circumstances, Opexa may use some of its available cash for other purposes which may have the potential to decrease its cash runway. Notwithstanding Opexa’s current intentions regarding use of its available cash, Opexa’s management will have significant flexibility with respect to such use. The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in Opexa’s operations and its research and development efforts. Management’s failure to use these funds effectively would have an adverse effect on the value of Opexa’s common stock and could make it more difficult and costly to raise funds in the future.

An active trading market may never develop for Opexa’s Series M warrants, which may limit the ability to resell the warrants.

There is no established trading market for the Series M warrants Opexa issued in April 2015. While the warrants have been listed for trading on NASDAQ under the symbol “OPXAW,” there can be no assurance that that a market will develop for the warrants. Even if a market for the warrants does develop, the price of the warrants may fluctuate and liquidity may be limited. If a market for the warrants does not develop, then holders of the warrants may be unable to resell the warrants or be able to sell them only at an unfavorable price. Future trading prices of the warrants will depend on many factors, including Opexa’s operating performance and financial condition, Opexa’s ability to continue the effectiveness of the registration statement covering the warrants and the common stock issuable upon exercise of the warrants, the interest of securities dealers in making a market and the market for similar securities.

The market price of Opexa’s common stock may not exceed the exercise price of the Series M warrants.

The Series M warrants issued in April 2015 will expire on April 9, 2018. The warrants entitle the holders to purchase shares of common stock at an exercise price of $12.00 per share through their expiration. There can be no assurance that the market price of Opexa’s common stock will exceed the exercise price of the warrants at any or all times prior to their expiration. Any warrants not exercised by their expiration date will expire worthless and Opexa will be under no further obligation to the warrant holder.

The Series M warrants may be redeemed on short notice. This may have an adverse impact on their price.

Opexa may redeem the Series M warrants for $0.01 per warrant if the closing price of Opexa’s common stock has equaled or exceeded $20.00 per share, subject to adjustment, for 10 consecutive trading days. If Opexa gives notice of redemption, holders will be forced to sell or exercise their warrants or accept the redemption price. The notice of redemption could come at a time when it is not advisable or possible to exercise the warrants. As a result, holders would be unable to benefit from owning the warrants being redeemed.

Opexa’s ability to use net operating loss carryovers to reduce future tax payments may be limited.

As of December 31, 2016, Opexa had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $74 million. These NOLs are generally carried forward to reduce taxable income in future years. If unused, the NOLs will begin to expire December 31, 2024. However, Opexa’s ability to utilize the NOLs is subject to the rules under Section 382 of the Internal Revenue code.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain shareholders (generally 5% shareholders, applying certain look-through and aggregation rules) increases by more than 50 percentage points over such shareholders’ lowest percentage ownership during the testing period (generally three years). In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of Opexa’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

The rules of Section 382 are complex and subject to varying interpretations. As a result of Opexa’s numerous capital raises, which have included the issuance of various classes of convertible securities and warrants, uncertainty exists as to whether Opexa may have undergone an ownership change in the past. Based on Opexa’s recent stock prices, Opexa believes any ownership change would severely limit its ability to utilize the NOLs. Limitations imposed on Opexa’s ability to utilize NOL carryforward amounts could cause U.S. federal income taxes to be paid earlier than if such limitations were not in effect and could cause such NOL carryforward amounts to expire unused, in each case reducing or eliminating the expected benefit to Opexa. Furthermore, Opexa may not be able to generate sufficient taxable income to utilize its NOL carryforward amounts before they expire. If any of these events occur, Opexa may not derive some or all of the benefits from its NOL carryforward amounts. Presently, impairment tests have not been conducted to verify NOL preservation. Accordingly, no assurance can be given that Opexa’s NOLs will be fully available.

Risks Related to the Merger

The Exchange Ratio is not adjustable based on the market price of Opexa common stock so the Merger consideration at the closing may have a greater or lesser value than at the time the Merger Agreement was signed.

It is currently anticipated that, at the closing of the Merger, the Exchange Ratio (as defined in the Merger Agreement) will be approximately 10.4 pre-split shares of Opexa common stock for each share of Acer common stock and is expected to be approximately one post-split share of Opexa common stock for each share of Acer common stock after giving effect to the proposed reverse stock split of Opexa’s common stock in connection with the Merger. These estimates are subject to adjustment prior to closing of the Merger, including (i) adjustments to account for the issuance of any additional shares of Acer or Opexa common stock, as applicable, prior to the consummation of the Merger, (ii) an upward adjustment to the extent that Opexa’s net cash at the effective time of the Merger is less than negative $500,000 (and as a result, Opexa securityholders could own less, and Acer securityholders could own more, of the combined company), or (iii) a downward adjustment to the extent that Opexa’s net cash at the effective time of the Merger is greater than negative $500,000 (and as a result, Opexa securityholders could own more, and Acer securityholders could own less, of the combined company). Any changes in the market price of Opexa common stock before the completion of the Merger will not affect the number of shares Acer securityholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of Opexa common stock declines from the market price on the date of the Merger Agreement, then Acer securityholders could receive Merger consideration with substantially lower value. Similarly, if before the completion of the Merger the market price of Opexa common stock increases from the market price on the date of the Merger Agreement, then Acer securityholders could receive Merger consideration with substantially more value for their shares of Acer capital stock than the parties had negotiated for in the establishment of the Exchange Ratio. The Merger Agreement does not include a price-based termination right. However, Acer’s obligation to consummate the Merger is conditioned upon Opexa having “Net Cash” that is greater than or equal to negative $1,250,000, as further defined and described in the Merger Agreement. Because the Exchange Ratio does not adjust as a result of changes in the value of Opexa common stock, for each one percentage point that the market value of Opexa common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to Acer securityholders.

Failure to complete the Merger may result in Opexa or Acer paying a termination fee to the other party and could harm the common stock price of Opexa and future business and operations of each company.

If the Merger is not completed, Opexa and Acer are subject to the following risks:

●
if the Merger Agreement is terminated under specified circumstances, Acer may be required to pay Opexa a termination fee of $1,000,000 and/or up to $200,000 in expense reimbursements, or Opexa may be required to pay Acer a termination fee of $250,000 and/or up to $200,000 in expense reimbursements;
●
the price of Opexa common stock may decline and remain volatile;
●
costs related to the Merger, such as legal and accounting fees, which Opexa and Acer estimate will total approximately $850,000 and $550,000, respectively, some of which must be paid even if the Merger is not completed; and
●
Opexa may be forced to cease its operations, dissolve and liquidate its assets.

In addition, if the Merger Agreement is terminated and the board of directors of Opexa or Acer determines to seek another business combination, there can be no assurance that either Opexa or Acer will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger.

If the conditions to the Merger are not met, the Merger may not occur.

Even if the Merger is approved by the shareholders of Acer and change of control and related share issuance are approved by the shareholders of Opexa, specified conditions must be satisfied or waived to complete the Merger. These conditions are set forth in the Merger Agreement. Opexa and Acer cannot assure you that all of the conditions will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or will be delayed, and Opexa and Acer each may lose some or all of the intended benefits of the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Opexa or Acer can refuse to complete the Merger if there is a material adverse change affecting the other party between June 30, 2017, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Opexa or Acer, including:

●
any effect, change, event, circumstance or development in the conditions generally affecting the industries in which Acer and Opexa operate or the U.S. or global economy or capital markets as a whole;
●
any natural disaster or any acts of terrorism, sabotage, military action or war or any escalation of worsening thereof;
●
any change in accounting requirements or principles or any change in applicable laws, rules or regulations or the interpretation thereof;
●
any effect resulting from the announcement or pendency of the Merger or any related transactions;
●
any failure by Opexa or Acer to meet internal projections or forecasts or third-party revenue or earnings predictions for any period ending on or after June 30, 2017;
●
with respect to Opexa, any change in the price or trading volume of Opexa common stock;
●
any rejection by a governmental body of a registration or filing by Acer or Opexa relating to specified intellectual property rights; or
●
any change in the cash position of Acer or Opexa which results from operations in the ordinary course of business.

If adverse changes occur and Opexa and Acer still complete the Merger, the stock price of the combined company may suffer. This in turn may reduce the value of the Merger to the shareholders of Opexa, Acer or both.

Some Opexa and Acer executive officers and directors have interests in the Merger that are different from yours and that may influence them to support or approve the Merger without regard to your interests.

Some officers and directors of Opexa and Acer participate in arrangements that provide them with interests in the Merger that are different from yours, including, among others, the continued service as an officer or director of the combined company, severance and retention benefits, the acceleration of stock option vesting, continued indemnification and the potential ability to sell an increased number of shares of common stock of the combined company in accordance with Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

The market price of Opexa common stock following the Merger may decline as a result of the Merger.

The market price of Opexa common stock may decline as a result of the Merger for a number of reasons, including if:

●
investors react negatively to the prospects of the combined company’s business and prospects from the Merger;
●
the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or
●
the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts.

Acer and Opexa securityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company as compared to their current ownership and voting interest in the respective companies following the completion of the Merger.

After the completion of the Merger, the current shareholders of Acer and Opexa will own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, Acer securityholders will own approximately 88.8% of the common stock of Opexa, with Opexa securityholders, whose shares of Opexa common stock will remain outstanding after the Merger, owning approximately 11.2% of the common stock of the combined company, each assuming that Acer closes its concurrent financing immediately prior to the effective time of the Merger. If the concurrent financing does not close and the Merger is consummated, then Acer securityholders would own approximately 85.1% of the common stock of the combined company and Opexa’s securityholders would own approximately 14.9% of the common stock of the combined company. These estimates are based on the anticipated pre-split Exchange Ratio and post-split Exchange Ratios and are subject to adjustment. In addition, the seven-member board of directors of the combined company will initially consist of Chris Schelling, Stephen J. Aselage, Hubert Birner, Michelle Griffin, John M. Dunn, Luc Marengere and one additional independent director to be identified by Acer. Consequently, securityholders of Acer and Opexa will be able to exercise less influence over the management and policies of the combined company than they currently exercise over the management and policies of their respective companies.

During the pendency of the Merger, Opexa and Acer may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Opexa and Acer to make acquisitions, subject to specified exceptions relating to fiduciary duties or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions. Any such transactions could be favorable to such party’s shareholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Opexa and Acer from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in limited circumstances when such party’s board of directors determines in good faith, after consultation with its independent financial advisor, if any, and outside counsel, that an unsolicited competing proposal constitutes, or would reasonably be expected to result in, a superior competing proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of the board of directors. In addition, if Opexa or Acer terminate the Merger Agreement under specified circumstances, including terminating because of a decision of a board of directors to recommend a superior competing proposal, Acer may be required to pay Opexa a termination fee of $1,000,000 and/or up to $200,000 in expense reimbursements, or Opexa may be required to pay Acer a termination fee of $250,000 and/or up to $200,000 in expense reimbursements. This termination fee may discourage third parties from submitting competing proposals to Opexa or Acer or their shareholders, and may cause the respective boards of directors to be less inclined to recommend a competing proposal.

Because the lack of a public market for Acer’s capital stock makes it difficult to evaluate the fairness of the Merger, the shareholders of Acer may receive consideration in the Merger that is less than the fair market value of Acer’s capital stock and/or Opexa may pay more than the fair market value of Acer’s capital stock.

The outstanding capital stock of Acer is privately held and is not traded in any public market. The lack of a public market makes it extremely difficult to determine the fair market value of Acer’s capital stock. Because the percentage of Opexa equity to be issued to Acer shareholders was determined based on negotiations between the parties, it is possible that the value of the Opexa common stock to be received by Acer shareholders will be less than the fair market value of Acer’s capital stock, or Opexa may pay more than the aggregate fair market value for Acer’s capital stock.

Item 6.	Exhibits

Exhibit No.	Description
2.1^
Agreement and Plan of Merger, dated as of June 30, 2017, by and among Opexa Therapeutics, Inc., Opexa Merger Sub, Inc. and Acer Therapeutics Inc. (incorporated by reference to Exhibit 2.1 to Opexa’s Current Report on Form 8-K (File No. 001-33004), as filed with the SEC on July 3, 2017).

2.2^
Form of Support Agreement, by and between Opexa Therapeutics, Inc. and certain directors, officers and shareholders of Acer Therapeutics Inc. (incorporated by reference to Exhibit 2.2 to Opexa’s Current Report on Form 8-K (File No. 001-33004), as filed with the SEC on July 3, 2017).

2.3^
Form of Support Agreement, by and between Acer Therapeutics Inc. and certain directors, officers and shareholders of Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 to Opexa’s Current Report on Form 8-K (File No. 001-33004), as filed with the SEC on July 3, 2017).

2.4^
Subscription Agreement, dated as of June 30, 2017, by and among Acer Therapeutics Inc. and each purchaser listed on Annex A thereto (incorporated by reference to Exhibit 2.4 to Opexa’s Form S-4 (File No. 333-219358), as filed with the SEC on July 19, 2017).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*
Filed herewith.
^
The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPEXA THERAPEUTICS, INC.

Date: August 14, 2017	By:	/s/ Neil K. Warma
Neil K. Warma
President, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1^
Agreement and Plan of Merger, dated as of June 30, 2017, by and among Opexa Therapeutics, Inc., Opexa Merger Sub, Inc. and Acer Therapeutics Inc. (incorporated by reference to Exhibit 2.1 to Opexa’s Current Report on Form 8-K (File No. 001-33004), as filed with the SEC on July 3, 2017).

2.2^
Form of Support Agreement, by and between Opexa Therapeutics, Inc. and certain directors, officers and shareholders of Acer Therapeutics Inc. (incorporated by reference to Exhibit 2.2 to Opexa’s Current Report on Form 8-K (File No. 001-33004), as filed with the SEC on July 3, 2017).

2.3^
Form of Support Agreement, by and between Acer Therapeutics Inc. and certain directors, officers and shareholders of Opexa Therapeutics, Inc. (incorporated by reference to Exhibit 2.3 to Opexa’s Current Report on Form 8-K (File No. 001-33004), as filed with the SEC on July 3, 2017).

2.4^
Subscription Agreement, dated as of June 30, 2017, by and among Acer Therapeutics Inc. and each purchaser listed on Annex A thereto (incorporated by reference to Exhibit 2.4 to Opexa’s Form S-4 (File No. 333-219358), as filed with the SEC on July 19, 2017).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of the Company for the period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
*
Filed herewith.
^
The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.