Form 10-Q
period 2017-09-30
Acer Therapeutics Inc.
filed 2017-11-13
CIK 1069308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number: 001-33004

Acer Therapeutics Inc.
(Exact name of registrant as specified in its charter)

Texas	222 Third Street, Suite #2240	76-0333165
(State or other jurisdiction of	Cambridge, Massachusetts 02142	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive	Identification No.)
offices and zip code)

(844) 902-6100
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

As of November 1, 2017, there were 6,450,766 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.
For the nine months ended September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements.

ACER THERAPEUTICS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$8,404,332	$1,834,018
Prepaid expenses	836,756	540,053
Total current assets	9,241,088	2,374,071

Property and equipment, net	5,062	6,217

Other assets:
Goodwill	7,647,266	272,315
In-process research and development	118,600	118,600
Deferred financing costs	—	1,901
Total assets	$17,012,016	$2,773,104

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$539,440	$383,411
Accrued expenses	1,711,300	438,028
Total liabilities	2,250,740	821,439

Commitments

Series B Convertible Redeemable Preferred stock, $0.0001 par value; none and 970,238 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	8,022,219
Series A Convertible Redeemable Preferred stock, $0.0001 par value; none and 638,416 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016, respectively	—	4,114,221
Convertible Redeemable Preferred stock	—	12,136,440
Stockholders’ equity (deficit):
Preferred stock, no par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000,000 shares; 6,450,766 and 2,450,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	645	246
Additional paid-in capital	36,098,222	1,172,200
Accumulated deficit	(21,337,591)	(11,357,221)
Total stockholders’ equity (deficit)	14,761,276	(10,184,775)
Total liabilities, redeemable preferred stock and stockholders’ equity (deficit)	$17,012,016	$2,773,104

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$2,057,421	$1,610,822	$6,948,816	$3,510,118
General and administrative	1,302,401	274,512	2,792,424	1,054,479
Loss from operations	3,359,822	1,885,334	9,741,240	4,564,597

Other income (expense):
Interest income	2,993	136	4,819	174
Interest expense	(120,229)	—	(242,982)	—
Loss on disposal of asset	(967)	—	(967)	—
Total other income (expense), net	(118,203)	136	(239,130)	174

Net loss	$(3,478,025)	$(1,885,198)	$(9,980,370)	$(4,564,423)

Net loss per share - basic and diluted	$(1.09)	$(0.77)	$(3.69)	$(1.86)

Weighted average common shares outstanding - basic and diluted	3,199,796	2,450,000	2,702,678	2,450,000

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss.	$(9,980,370)	$(4,564,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	242,982	—
Share-based compensation	136,617	39,031
Depreciation	2,711	2,627
Loss on disposal of asset	967	—
Write-off of deferred financing costs	1,901	69,896
Changes in operating assets and liabilities
Prepaid expenses	(291,703)	(36,902)
Accounts payable	156,029	(60,803)
Accrued expenses	(157,890)	(23,591)
Net cash used in operating activities	(9,888,756)	(4,574,165)

Cash flows from investing activities:
Cash acquired in Merger, net of payment in lieu of fractional shares	1,030,123	—
Purchase of property and equipment	(2,523)	(1,582)
Net cash provided by (used in) investing activities	1,027,600	(1,582)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,000,000	—
Proceeds from issues of Preferred Series B, net	—	7,994,834
Deferred financing costs	(68,530)	—
Proceeds from convertible notes payable	5,500,000	—
Net cash provided by financing activities	15,431,470	7,994,834

Net increase in cash and cash equivalents	6,570,314	3,419,087
Cash and cash equivalents, beginning of period	1,834,018	798,545
Cash and cash equivalents, end of period	$8,404,332	$4,217,632

Supplemental non-cash financing transactions:
Accretion of issuance costs on Series A Convertible Redeemable Preferred stock	$51,943	$11,130
Accretion of issuance costs on Series B Convertible Redeemable Preferred stock	$127,780	—
Conversion of Series A Convertible Redeemable Preferred stock to common stock	$4,166,164	—
Conversion of Series B Convertible Redeemable Preferred stock to common stock	$8,149,995	—
Conversion of convertible notes payable and accrued interest to common stock	$5,674,452	—
Issuance of common stock in Merger (Note 1)	$6,978,916	—

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited)

1.
NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc. (“Acer”) is a pharmaceutical company focused on the acquisition, development and commercialization of therapies for patients with serious rare and ultra-rare diseases with critical unmet medical need. Acer’s late-stage clinical pipeline includes two candidates for severe genetic disorders for which there are few or no FDA-approved treatments: EDSIVO™ (celiprolol) for vascular Ehlers-Danlos Syndrome (“vEDS”), and ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”). There are no FDA-approved drugs for vEDS and MSUD and limited options for UCD, which collectively impact more than 4,000 patients in the United States. Acer’s products have clinical proof-of-concept and mechanistic differentiation, and Acer intends to seek approval for them in the U.S. by using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, that allows an applicant to rely for approval at least in part on third-party data, which is expected to expedite the preparation, submission, and approval of a marketing application.

Since its inception, Acer has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital.

The accompanying condensed consolidated financial statements for periods prior to August 2016 include the accounts of Acer and its wholly-owned subsidiaries, Acer Therapeutics Inc., a Delaware corporation, and Anchor Therapeutics, Inc. (“Anchor”) (collectively referred to as the “Company”). All intercompany balances and transactions are eliminated. See Merger and Reverse Stock Split section below.

The Company is subject to a number of risks similar to other companies in its industry including rapid technological change, uncertainty of market acceptance of products, competition from larger companies with substitute products, availability of future financing and dependence on key personnel.

Merger and Reverse Stock Split

On September 19, 2017, Acer Therapeutics Inc., a Texas corporation, formerly known as Opexa Therapeutics, Inc. (the “Registrant”), completed its business combination with what was then known as “Acer Therapeutics Inc.,” a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Registrant, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Registrant (the “Merger”). This transaction was approved by the Registrant’s shareholders at a special meeting of its shareholders on September 19, 2017 (the “Special Meeting”). Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Registrant effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Registrant changed its name to “Acer Therapeutics Inc.”, pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers in this report have been adjusted to reflect the Reverse Split.

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer, which is a pharmaceutical company that acquires, develops and intends to commercialize therapies for patients with serious rare diseases with critical unmet medical need.

Under the terms of the Merger Agreement, the Registrant issued shares of its common stock to Private Acer’s stockholders, at an exchange rate of one share of common stock (after giving effect to the Reverse Split and the conversion of Private Acer’s Series A and Series B preferred stock and convertible debt) in exchange for each share of Private Acer common stock outstanding immediately prior to the Merger. The exchange rate was determined through arm’s length negotiations between the Registrant and Private Acer. The Registrant also assumed all issued and outstanding stock options under the Acer Therapeutics Inc. 2013 Stock Incentive Plan, with such stock options henceforth representing the right to purchase a number of shares of the Registrant’s common stock equal to the number of shares of Private Acer’s common stock previously represented by such stock options.

Immediately after the Merger, (i) there were approximately 6.5 million shares of the Registrant’s common stock outstanding; (ii) the former Private Acer stockholders, including investors in the Concurrent Financing (as defined below), owned approximately 89% of the outstanding common stock of the Registrant; and (iii) the Registrant’s shareholders immediately prior to the Merger, whose shares of the Registrant’s common stock remain outstanding after the Merger, owned approximately 11% of the outstanding common stock of the Registrant.

The issuance of the shares of the Registrant’s common stock to the former stockholders of Private Acer was registered with the U.S. Securities and Exchange Commission (the “SEC”) on a Registration Statement on Form S-4 (Reg. No. 333-219358) (the “Registration Statement”). Immediately prior to the Merger, Private Acer issued and sold an aggregate of approximately $15.7 million (inclusive of the conversion of approximately $5.7 million of principal and accrued interest on outstanding convertible promissory notes issued by Private Acer) of shares of Private Acer’s common stock (the “Concurrent Financing”) to certain current stockholders of Private Acer and certain new investors at a per share price of $9.47.

Accounting principles generally accepted in the United States require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the Merger was accounted for as a reverse acquisition whereby Private Acer was treated as the acquirer for accounting and financial reporting purposes. As such, references to the results of operations for the nine months ended September 30, 2017 include the historical results of Private Acer from January 1, 2017 through September 18, 2017 and include the consolidated results of the combined company from September 19, 2017 through September 30, 2017.

The Registrant’s common stock continued to trade on a pre-split basis through the close of business on Wednesday, September 20, 2017 on The NASDAQ Capital Market under the ticker symbol “OPXA.” Commencing with the open of trading on Thursday, September 21, 2017, the post-split shares began trading on The NASDAQ Capital Market under the ticker symbol “ACER.” On September 21, 2017, the Registrant’s Series M Warrants, previously trading through the close of business on Wednesday, September 20, 2017 under the ticker symbol “OPXAW,” commenced trading on The NASDAQ Capital Market, under the ticker symbol “ACERW.” The Registrant’s common stock and Series M Warrants have new CUSIP numbers of 00444P 108 and 00444P 116, respectively.

Private Acer was incorporated on December 26, 2013 as part of a reorganization whereby Acer Therapeutics, LLC was converted into a corporation organized under the laws of the state of Delaware. On March 20, 2015, Private Acer acquired Anchor, with Anchor becoming a wholly-owned subsidiary of Private Acer. On August 19, 2016, Anchor’s pepducin business reverted back to the pre-acquisition holders of Anchor’s equity.

The accompanying condensed consolidated financial statements include the activities of Private Acer as of and for the respective periods presented.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2017 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of September 30, 2017, the results of operations for the three and nine months ended September 30, 2017 and 2016, and the cash flows for the nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Registration Statement.

Going Concern Uncertainty

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception. The Company has relied on raising capital to finance its operations.

The Company plans to raise capital through equity and/or debt financings. There is no assurance, however, that the Company will be able to raise sufficient capital to fund its operations on terms that are acceptable, or that its operations will ever be profitable.

There is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the accompanying financial statements are available to be issued and these financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty. Based on available resources, the Company believes that its cash and cash equivalents currently on hand are sufficient to fund its anticipated operating and capital requirements through the first half of 2018.

2.
SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying condensed consolidated financial statements follows:

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions may require management to make judgments and estimates as to fair value of consideration transferred. This judgment and determination may affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Share-Based Compensation

The Company records share-based payments at fair value. The measurement date for compensation expense related to employee awards is generally the date of the grant. The measurement date for compensation expense related to nonemployee awards is generally the date that the performance of the awards is completed and, until such time, the fair value of the awards is remeasured at the end of each reporting period. Accordingly, the ultimate expense is not fixed until such awards are vested. The fair value of awards, net of expected forfeitures, is recognized as expense in the statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires input of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for acquisitions, stock-based compensation, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing net loss in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of options, convertible redeemable preferred stock, warrants and convertible notes payable, were not included in the calculation of the diluted loss per share because they were anti-dilutive.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of cash flows. The Company adopted ASU No. 2016-09 as of January 1, 2017. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated asdiscrete items in the reporting period in which they occur. The Company applied the modified retrospective adoption approach upon adoption of the standard, and prior periods have not been adjusted. The Company elected to recognize forfeitures related to employee share-based payments as they occur. There was no material impact on the Company’s financial statements as a result of the adoption of this guidance.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. Subsequently, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligations and licensing implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09; and ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update), which codifies recent announcements by the SEC staff, or collectively, the Revenue ASUs.

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2017, with an option to early adopt for interim and annual periods beginning after December 15, 2016. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will adopt the new standard effective January 1, 2018 under the modified retrospective method. The Company has allocated internal resources to the implementation and is in the process of determining the impact of the Revenue ASUs on its financial statements; however, the adoption of the Revenue ASUs may have a material impact on revenue recognition, its notes to consolidated financial statements and its internal controls over financial reporting. Currently, the Company does not have sources of revenue but future arrangements may be impacted by the adoption of the Revenue ASUs noted above.

Other Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). This ASU eliminates step 2 from the goodwill impairment test by comparing the fair value of a reporting unit with the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, an impairment charge for the excess is recorded. The amendments of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this ASU on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if the award’s fair value, vesting conditions and classification as an equity or liability instrument are the same immediately before and after the change. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements, but does not expect it to have a material impact.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception (Update). Part I of this Update addresses the complexity of accounting for certain financial instruments with down round features by simplifying the accounting for these instruments. This Update requires companies to disregard the down round feature when assessing whether an instrument, such as a warrant, is indexed to its own stock, for purposes of determining liability or equity classification. This will change the classification of certain warrants with down round features from a liability to equity. Also, entities must adjust their basic earnings per share (EPS) calculation for the effect of the down round provision when triggered (that is, when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature). That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. An entity will also recognize the effect of the trigger within equity. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements. Part II of this Update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480, Distinguishing Liabilities from Equity, that previously were presented as pending content in the Codification, to a scope exception, and do not have any accounting effect.

3.
PURCHASE ACCOUNTING

The Merger was accounted for using the purchase method of accounting as a reverse acquisition.  In a reverse acquisition, the post-acquisition net assets of the surviving combined company includes the historical cost basis of the net assets of the accounting acquirer (Private Acer) plus the fair value of the net assets of the accounting acquiree (the Registrant). Further, under the purchase method, the purchase price is allocated to the assets acquired, liabilities assumed, and identifiable intangible assets based on their estimated fair values, with the remaining excess purchase price over net assets acquired allocated to goodwill.

 The fair value of the consideration transferred in the Merger was $6,978,916 and was calculated as the number of shares of common stock that Private Acer issued (adjusted for the exchange ratio) in order for the Registrant’s shareholders to hold an 11% equity interest in the combined company post-acquisition, multiplied by the estimated fair value of Private Acer’s common stock on the acquisition date.  The estimated fair value of Private Acer’s common stock was based on the offering price of the common stock sold in the private placement which was both completed concurrently with and conditioned upon the closing of the Merger.  This price was determined to be the best indication of fair value on that date since the price was based on an arm’s length negotiation with a group consisting of both new and existing investors of Private Acer that had been advised of the pending Merger and assumed similar liquidity risk as those investors holding the majority of shares being valued as purchase consideration.

 The following table summarizes the Company’s determination of fair values of the assets acquired and the liabilities assumed as of the date of acquisition.

Consideration - issuance of securities and cash paid for fractional shares	$7,007,069
Assets acquired and liabilities assumed:
Cash	$1,058,276
Other assets	5,000
Accrued liabilities	(1,431,158)
Goodwill	7,374,951
Total purchase price	$7,007,069

The Company determined that the acquired legacy technology of the Registrant had no value as of the date of the acquisition.

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. Goodwill includes the value of the Registrant’s standing as a public entity. None of the goodwill associated with the Merger is deductible for income tax purposes.

There were no changes in goodwill during the period ended September 30, 2017, after the initial purchase accounting.

The Company is required to perform an annual impairment test related to goodwill which is performed in the fourth quarter of each year, or sooner if changes in circumstances suggest that the carrying value of an asset may not be recoverable.

Unaudited pro forma operating results, assuming the Merger occurred as of January 1, 2016, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss	$(3,478,025)	$(1,885,198)	$(9,980,370)	$(4,564,423)
Net loss per share - basic and diluted	$(1.09)	$(0.77)	$(3.69)	$(1.86)

4.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Computer hardware and software	$10,706	$10,862
Less accumulated depreciation	(5,645)	(4,645)

	$5,062	$6,217

5.
ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Accrued legal	$248,710	$21,477
Accrued pre-commercial costs	317,567	—
Accrued consulting	94,169	13,105
Accrued audit and tax	92,437	39,820
Accrued license fees	893,949	205,444
Accrued contract manufacturing	—	126,700
Accrued contract research	35,657	16,800
Accrued miscellaneous expenses	28,811	14,682
	$1,711,300	$438,028

6.
CONVERTIBLE NOTES PAYABLE

On March 22, 2017, Private Acer issued senior secured convertible notes payable (the “2017 Notes”) to existing investors and a vendor in the aggregate principal amount of $3,125,000. The 2017 Notes accrued interest at 10% per annum and matured on the earlier of (i) March 22, 2018 (the “Maturity Date”) or (ii) upon a Change in Control of Private Acer, as defined therein.

On May 31, 2017, Private Acer issued additional 2017 Notes to existing investors and a vendor in the aggregate principal amount of $2,375,000.

The 2017 Notes were convertible into common stock upon a Qualified Financing (as defined therein), a Change in Control, or an optional conversion by the holder. Conversion upon a Qualified Financing was at a price per share equal to the price per share paid for the shares sold in the Qualified Financing less a discount of: (i) 0%, if a Qualified Financing occurred on or before June 30, 2017; (ii) 10%, if a Qualified Financing occurred after June 30, 2017 but on or before September 1, 2017; or (iii) 20%, if a Qualified Financing occurred after September 1, 2017. Conversion upon a Change in Control was at the discretion of the holder such that Private Acer would pay each holder the outstanding balance on their respective note or the note would be converted at a price per share equal to the lesser of $16.57 and the price per share of common stock paid to the holders of the common stock in such Change in Control. Conversion under an optional conversion by the holder was at a price per share of $16.57 based on the outstanding balance of the note.

Upon the issuance of the 2017 Notes, Private Acer evaluated all terms of the 2017 Notes, including the Change in Control provision, to identify any embedded features that required bifurcation and recording as derivative instruments. Private Acer determined that there were no such features requiring separate accounting.

In connection with the 2017 Notes, Private Acer incurred debt issuance costs of $68,530 and recorded them as a debt discount. During the nine months ended September 30, 2017, the Company recognized $242,982 of interest expense, which includes $68,530 in amortization of debt discount and $174,452 of accrued interest on the 2017 Notes. The principal of $5,500,000 and accrued interest of $174,452 on the 2017 Notes converted into 599,201 fully-paid shares of common stock at the time of the Merger described in Note 1, with no discount on the conversion.

7.
COMMITMENTS

License Agreements

In August 2016, Private Acer signed an agreement with the Greater Paris University Hospitals AP-HP (via its Department of Clinical Research and Development) granting Private Acer exclusive worldwide rights to access and use data from a randomized controlled clinical study of celiprolol. The Company will use this pivotal clinical data to support a New Drug Application (“NDA”) regulatory filing for its lead product, celiprolol, for the treatment of vEDS. The agreement requires Private Acer to make certain upfront payments to AP-HP, as well as reimburse certain costs, and make payments upon achievement of defined milestones and payment of royalties on net sales of celiprolol over the royalty term.

In April 2014, Private Acer obtained exclusive rights to intellectual property relating to ACER-001 and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, Private Acer has worldwide exclusive rights to develop, manufacture, use, sell and import Licensed Products as defined in the agreement. The license agreement requires Private Acer to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, and make payments upon achievement of defined milestones and payment of royalties on net sales of any developed product over the royalty term.

Litigation

From time to time, the Company or its subsidiaries may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

On September 27, 2017, Piper Jaffray & Co. filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York.  The complaint alleges that Private Acer breached its obligations to Piper Jaffray & Co. pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper Jaffray & Co. (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million (including the conversion of the 2017 Notes described in Note 6) and (ii) $67,496 in reimbursement for expenses incurred by Piper Jaffray & Co. pursuant to the engagement letter.  On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper Jaffray & Co.’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing.  The Company has not recorded a liability as of September 30, 2017 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

8.
STOCKHOLDERS’ EQUITY

Immediately prior to the consummation of the Merger described in Note 1, (i) Private Acer’s Series A Convertible Redeemable Preferred stock and Series B Convertible Redeemable Preferred stock were converted into 638,416 and 970,238 shares of common stock, respectively, (ii) Private Acer’s 2017 Notes and accrued interest totaling $5,674,452 were converted into 599,201 shares of common stock, and (iii) 1,055,961 shares of common stock were sold for $9.47 per share generating $10,000,000 of gross proceeds.

At the closing of the Merger, 736,950 shares of common stock were held by existing shareholders of the Registrant.

2013 Stock Incentive Plan

Private Acer’s 2013 Stock Incentive Plan, as amended (the “2013 Plan”), which was assumed by Acer in connection with the Merger, provides for the granting of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. A summary of option activity under the 2013 Plan for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2016	122,000	$2.55	—
Granted	48,625	7.21	—
Exercised	—	—	—
Cancelled/forfeited	(5,625)	2.55	—
Options outstanding at September 30, 2017	165,000	$3.92	7.54
Options exercisable at September 30, 2017	123,562	$3.47	8.46

At September 30, 2017, there was approximately $99,600 of unrecognized compensation expense related to the share-based compensation arrangements granted under the 2013 Plan and the average remaining vesting period is 0.58 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2017 was $3.76.

2010 Stock Incentive Plan

Acer’s Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Plan”), provides for the granting of up to 470,000 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. All outstanding and unexercised equity awards (representing 22,061 underlying shares) under the 2010 Plan were cancelled in connection with the Merger.

Warrants

A summary of warrant activity for the three months ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Assumed in the Merger at September 19, 2017	317,630	$123.61	0.54	—
Outstanding and exercisable at September 30, 2017	317,630	$123.61	0.54	—

9.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted net loss per share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive.

As of September 30, 2017 and 2016, the number of shares of common stock underlying potentially dilutive securities include:

	September 30,
	2017	2016

Convertible redeemable preferred stock	—	638,416
Warrants	317,630	—
Options to purchase common stock	165,000	122,000

Total	482,630	760,416

10.
SUBSEQUENT EVENTS

On October 4, 2017, the Company’s Board of Directors granted non-qualified stock options under the 2010 Plan to purchase an aggregate of (i) 218,600 shares of the Company’s common stock to executive officers and employees and (ii) 30,000 shares of the Company’s common stock to outside non-employee directors, all at an exercise price of $15.34 per share. Stock options granted to executive officers and employees vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Stock options granted to outside non-employee directors vest either (a) in full on the one-year anniversary of the grant date, assuming continued service, for awards to continuing directors, with vesting acceleration in full immediately prior to a change in control, or (b) quarterly over a three-year period, assuming continued service, for awards to new directors, with vesting acceleration in full immediately prior to a change in control. On November 8, 2017, the Company’s Board of Directors granted a non-qualified stock option to purchase 25,000 shares of the Company’s common stock to an employee with an exercise price of $17.51, which vests over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2017.  Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2016.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including EDSIVO™ (celiprolol) and ACER-001, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

●
the strategies, prospects, plans, expectations and objectives of management for future operations of the company, including the execution of integration and restructuring plans and the anticipated timing of filings;

●
the progress, scope or duration of the development of product candidates or programs;

●
the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;

●
ability to protect our intellectual property rights;

●
our ability to maintain compliance with NASDAQ listing standards;

●
our anticipated operations, financial position, costs or expenses;

●
statements regarding future economic conditions or performance;

●
any statements concerning proposed new products, services or developments;

●
the expected benefits of and potential value created by the Merger for our shareholders; and

●
statements of belief and any statement of assumptions underlying any of the foregoing.

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

Overview

Acer is a pharmaceutical company focused on the acquisition, development and commercialization of therapies for patients with serious rare and ultra-rare diseases with critical unmet medical need. Our late-stage clinical pipeline includes two candidates for severe genetic disorders for which there are few or no FDA-approved treatments: EDSIVO™ (celiprolol) for vascular Ehlers-Danlos Syndrome (“vEDS”), and ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”). There are no FDA-approved drugs for vEDS and MSUD and limited options for UCD, which collectively impact more than 4,000 patients in the United States. Our products have clinical proof-of-concept and mechanistic differentiation, and we intend to seek approval for them in the U.S. by using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, that allows an applicant to rely for approval at least in part on third-party data, which is expected to expedite the preparation, submission, and approval of a marketing application.

Merger and Reverse Stock Split

On September 19, 2017, Acer Therapeutics Inc., a Texas corporation, formerly known as Opexa Therapeutics, Inc. (the “Registrant”), completed its business combination with what was then known as “Acer Therapeutics Inc.,” a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Registrant, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Registrant (the “Merger”). This transaction was approved by the Registrant’s shareholders at a special meeting of its shareholders on September 19, 2017 (the “Special Meeting”). Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Registrant effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Registrant changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017.

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer, which is a pharmaceutical company that acquires, develops and intends to commercialize therapies for patients with serious rare diseases with critical unmet medical need.

Under the terms of the Merger Agreement, the Registrant issued shares of its common stock to Private Acer’s stockholders, at an exchange rate of one share of common stock (after giving effect to the Reverse Split and the conversion of Private Acer’s Series A and Series B preferred stock and convertible debt) in exchange for each share of Private Acer common stock outstanding immediately prior to the Merger. The exchange rate was determined through arm’s length negotiations between the Registrant and Private Acer. The Registrant also assumed all issued and outstanding stock options under the Acer Therapeutics Inc. 2013 Stock Incentive Plan, with such stock options henceforth representing the right to purchase a number of shares of the Registrant’s common stock equal to the number of shares of Private Acer’s common stock previously represented by such stock options.

Immediately after the Merger: (i) there were approximately 6.5 million shares of the Registrant’s common stock outstanding; (ii) the former Private Acer stockholders, including investors in the Concurrent Financing (as defined below), owned approximately 89% of the outstanding common stock of the Registrant; and (iii) the Registrant’s shareholders immediately prior to the Merger, whose shares of the Registrant’s common stock remain outstanding after the Merger, owned approximately 11% of the outstanding common stock of the Registrant.

The issuance of the shares of the Registrant’s common stock to the former stockholders of Private Acer was registered with the U.S. Securities and Exchange Commission (the “SEC”) on a Registration Statement on Form S-4 (Reg. No. 333-219358) (the “Registration Statement”). Immediately prior to the Merger, Private Acer issued and sold an aggregate of approximately $15.7 million (inclusive of the conversion of approximately $5.7 million of principal and accrued interest on outstanding convertible promissory notes issued by Private Acer) of shares of Private Acer’s common stock (the “Concurrent Financing”) to certain current stockholders of Private Acer and certain new investors at a per share price of $9.47.

The Registrant’s common stock traded on a pre-split basis through the close of business on Wednesday, September 20, 2017 on The NASDAQ Capital Market under the ticker symbol “OPXA.” Commencing with the open of trading on Thursday, September 21, 2017, the post-split shares began trading on The NASDAQ Capital Market under the ticker symbol “ACER.” On September 21, 2017, the Registrant’s Series M Warrants, previously trading through the close of business on Wednesday, September 20, 2017 under the ticker symbol “OPXAW,” commenced trading on The NASDAQ Capital Market, under the ticker symbol “ACERW.” The Registrant’s common stock and Series M Warrants have new CUSIP numbers of 00444P 108 and 00444P 116, respectively.

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales.

In the future, we may generate revenue by entering into licensing arrangements or strategic alliances. To the extent we enter into any license arrangements or strategic alliances, we expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of achievement of pre-clinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones, as well as the extent to which any products are approved and successfully commercialized.

If our product candidates are not developed in a timely manner, if regulatory approval is not obtained for them, or if such product candidates are not commercialized, our ability to generate future revenue, and our results of operations and financial position, would be adversely affected.

Research and Development Expenses

Research and development expenses consist of costs associated with the development of our product candidates. Our research and development expenses include:

●
employee-related expenses, including salaries, benefits, and stock-based compensation;

●
external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants, and our scientific advisors; and

●
license fees.

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received.

At any time, we are working on multiple programs, primarily within our therapeutic areas of focus. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not generate meaningful information regarding the costs incurred for these early stage research and drug discovery programs on a specific project basis. However, we are currently spending the vast majority of our research and development resources on our two lead development programs.

Since our inception in December 2013, we have spent a total of approximately $14.2 million in research and development expenses through September 30, 2017. Of the approximately $14.2 million in research and development expenses, approximately $11.9 million is directly related to EDSIVO and approximately $2.1 million is directly related to ACER-001. Other research and development costs, such as legal and travel costs, have not been identified as directly attributable to a specific research and development project.

We expect our research and development expenses to increase for the foreseeable future as we continue to conduct our ongoing regulatory activities, initiate new preclinical and clinical trials, and build upon our pipeline. The process of conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval, preparing to seek regulatory approval, and preparing for commercialization in the event of regulatory approval, is costly and time consuming. We may never succeed in achieving marketing approval for any of our product candidates.

Successful development of product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each product candidate, the timing and ability to obtain regulatory approval for our product candidates (if any), and ongoing assessments as to each product candidate’s commercial potential. We will need to raise additional capital and may seek to do so through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates and pursue regulatory approval.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees for auditing, tax, legal and business consulting services. We expect that general and administrative expenses will increase in the future as we expand our operating activities.

We expect to incur significant additional costs associated with being a publicly-traded company. These increases will likely include legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums.

Other income (expense), net

Other income (expense), net consists primarily of interest income and expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Interest expense has historically been comprised of interest and other related non-cash charges incurred under convertible notes payable with our investors.

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions may require management to make judgments and estimates as to fair value of consideration transferred. This judgment and determination may affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees and members of our board of directors under our 2013 Stock Incentive Plan, as amended, and our Amended and Restated 2010 Stock Incentive Plan, as amended, by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense on a straight-line basis over the vesting term.

We account for stock options issued to non-employees by valuing the award using an option pricing model and remeasuring such awards to the current fair value until the awards are vested or a performance commitment has otherwise been reached.

Research and Development

Research and development costs are expensed as incurred and include compensation and related benefits, license fees and outside contracted research and manufacturing consultants. We often make nonrefundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as expense in the period that we receive the goods or when the services are performed.

Clinical Trial and Pre-Clinical Study Accruals

We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Research and development	$2,057,421	$1,610,822	$446,599	28%
General and administrative	1,302,401	274,512	1,027,889	374%
Other income (expense), net	(118,203)	136	(118,339)	(87014)%
Net loss	(3,478,025)	(1,885,198)	(1,592,827)	84%

Research and Development Expenses

Research and development expense was approximately $2.1 million during the three months ended September 30, 2017, as compared to $1.6 million during the three months ended September 30, 2016. This increase of approximately $447,000 was principally due to an increase in spending for clinical development and manufacturing services relating to EDSIVO. Research and development expense for the three months ended September 30, 2017 was comprised of approximately $1.9 million directly related to EDSIVO and approximately $133,000 directly related to ACER-001. Research and development expense for the three months ended September 30, 2016 was comprised of approximately $862,000 directly related to EDSIVO and approximately $748,000 directly related to ACER-001. Other research and development costs such as legal and travel costs have not been identified as directly attributable to a specific research and development project.

General and Administrative Expenses

General and administrative expense was approximately $1.3 million for the three months ended September 30, 2017 as compared to approximately $274,000 for the three months ended September 30, 2016. This increase of approximately $1.0 million was primarily due to an increase in legal and pre-commercial launch costs.

Other Income (Expense), Net

Other expense, net of approximately $118,000 during the three months ended September 30, 2017 was primarily attributable to interest expense related to the outstanding convertible promissory notes prior to conversion.

Comparison of the nine months ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Research and development	$6,948,816	$3,510,118	$3,438,698	98%
General and administrative	2,792,424	1,054,479	1,737,945	165%
Other income (expense), net	(239,130)	174	(239,304)	(137531)%
Net loss	(9,980,370)	(4,564,423)	(5,415,947)	119%

Research and Development Expenses

Research and development expense was approximately $6.9 million for the nine months ended September 30, 2017, as compared to approximately $3.5 million for the nine months ended September 30, 2016. This increase of approximately $3.4 million was principally due to an increase in spending for clinical development and manufacturing services relating to EDSIVO and the acquisition of the clinical data license from AP-HP. Research and development expense for the nine months ended September 30, 2017 was comprised of approximately $6.5 million directly related to EDSIVO and approximately $345,000 directly related to ACER-001. Research and development expense for the nine months ended September 30, 2016 was comprised of approximately $2.3 million directly related to EDSIVO and approximately $1.2 million directly related to ACER-001. Other research and development costs such as legal and travel costs have not been identified as directly attributable to a specific research and development project.

General and Administrative Expenses

General and administrative expense was approximately $2.8 million for the nine months ended September 30, 2017 as compared to approximately $1.1 million for the nine months ended September 30, 2016. This increase of approximately $1.7 million was primarily due to an increase in legal and pre-commercial launch costs.

Other Income (Expense), Net

Other expense, net of approximately $239,000 during the nine months ended September 30, 2017 was primarily attributable to interest expense related to the outstanding convertible promissory notes prior to conversion.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2017, we have raised net cash proceeds of approximately $27.5 million, primarily from private placements of convertible preferred stock, common stock and debt financings. As of September 30, 2017, we had approximately $8.4 million in cash and cash equivalents. Our net loss was approximately $10.0 million for the nine months ended September 30, 2017, and approximately $6.7 million for the year ended December 31, 2016. As of September 30, 2017, we had an accumulated deficit of approximately $21.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The following table shows a summary of our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
Net cash (used in) provided by:	2017	2016
Operating activities	$(9,888,756)	$(4,574,165)
Investing activities	1,027,600	(1,582)
Financing activities	15,431,470	7,994,834
Net increase in cash and cash equivalents	6,570,314	3,419,087

Operating Activities

Net cash used in operating activities was approximately $9.9 million for the nine months ended September 30, 2017 as compared to approximately $4.6 million for the nine months ended September 30, 2016. The increase of approximately $5.3 million was principally the result of an increase in net loss due to increased research and development activities in advancing our product candidates and increased general and administrative activities.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2017 relates to cash acquired in the Merger.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 consisted of $10 million from the issuance of common stock and $5.5 million from the issuance of convertible notes payable (which, together with $174,452 of accrued interest, was converted into common stock). Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of net proceeds from the issuance of Series B Convertible Redeemable Preferred stock.

Future Capital Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect our expenses to increase in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates and thereafter successfully commercialize any such product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

As of September 30, 2017, we had approximately $8.4 million in cash and cash equivalents. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical development or potential regulatory approval.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

●
our ability to obtain adequate levels of financing to meet our operating plan;

●
the costs associated with filing, outcome and timing of regulatory approvals;

●
the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;

●
the cost and timing of hiring new employees to support our continued growth;

●
the costs and timing of having clinical supplies of our product candidates manufactured;

●
the initiation and progress of ongoing pre-clinical studies and clinical trials for our product candidates;

●
the costs involved in patent filing, prosecution, and enforcement; and

●
the number of programs we pursue.

Our current capital resources are not sufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and potentially commercialize (if approved) our product candidates. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the first half of 2018.

We expect to incur significant expenses and increasing operating losses for at least the next two years as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize (if approved) our product candidates and add personnel necessary to operate as a public company with an advanced clinical pipeline of product candidates. In addition, operating as a publicly-traded company involves the hiring of additional financial and other personnel, upgrading financial information systems, and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval and planning for potential commercialization (if approved) of our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances with partner companies. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or pursuit of regulatory approval efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and, if applicable, market ourselves.

License Agreements

In August 2016, Private Acer entered into an agreement with the AP-HP granting Private Acer the exclusive worldwide rights to access and use data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS. We intend to use this pivotal clinical data to support an NDA filing for EDSIVO for the treatment of vEDS. The agreement requires Private Acer to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay royalties on net sales of celiprolol over the royalty term.

In April 2014, Private Acer obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine, or BCM. Under the terms of the agreement, as amended, Private Acer has worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires us to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay royalties on net sales of any developed product over the royalty term.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2017, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings.

From time to time, the Company or its subsidiaries may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

See Note 7 to our unaudited condensed consolidated financial statements included in this report for a description of our litigation with Piper Jaffray & Co.

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

Risks Related to Our Business and Financial Condition

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history. On September 19, 2017, we completed the reverse merger, or the Merger, with Acer Therapeutics Inc., a Delaware corporation, or Private Acer, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among Private Acer, ourselves and Opexa Merger Sub, Inc. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, we effected a 1-for-10.355527 reverse stock split of our common stock and changed our name to “Acer Therapeutics Inc.”

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for (ultra) orphan diseases with significant unmet medical need. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2016 as a private company was $6.7 million. As of September 30, 2017, we had an accumulated deficit of $21.3 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we conduct clinical trials and continue to develop our lead product candidates. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval.

If we obtain regulatory approval to market a product candidate, our future revenue will depend upon the size of any markets in which our product candidates may receive approval, and our ability to achieve sufficient market acceptance, pricing, reimbursement from third-party payors, and adequate market share for our product candidates in those markets. Even if we obtain adequate market share for our product candidates, because the potential markets in which our product candidates may ultimately receive regulatory approval could be very small, we may never become profitable despite obtaining such market share and acceptance of our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our expenses will increase substantially if and as we:

●
continue the clinical development of our product candidates;

●
continue efforts to discover new product candidates;

●
undertake the manufacturing of our product candidates or increase volumes manufactured by third parties;

●
advance our programs into larger, more expensive clinical trials;

●
initiate additional pre-clinical, clinical, or other trials or studies for our product candidates;

●
seek regulatory and marketing approvals and reimbursement for our product candidates;

●
establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;

●
seek to identify, assess, acquire and/or develop other product candidates;

●
make milestone, royalty or other payments under third-party license agreements;

●
seek to maintain, protect and expand our intellectual property portfolio;

●
seek to attract and retain skilled personnel; and

●
experience any delays or encounter issues with the development and potential for regulatory approval of our clinical candidates such as safety issues, clinical trial accrual delays, longer follow-up for planned studies, additional major studies or supportive studies necessary to support marketing approval.

Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We currently have no source of product sales revenue and may never be profitable.

We have not generated any revenues from commercial sales of any of our current product candidates, EDSIVO (for Vascular Ehlers-Danlos Syndrome, or vEDS) and ACER-001 (for Urea Cycle Disorder, or UCD, and Maple Syrup Urine Disease, or MSUD). Our ability to generate product revenue depends upon our ability to successfully commercialize these product candidates or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

●
successfully complete research and clinical development of current and future product candidates;

●
establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of product candidates;

●
obtain regulatory approval from relevant regulatory authorities in jurisdictions where we intend to market our product candidates;

●
launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force and marketing and distribution infrastructure;

●
obtain coverage and adequate product reimbursement from third-party payors, including government payors;

●
achieve market acceptance for our products, if any;

●
establish, maintain and protect our intellectual property rights; and

●
attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the United Stated Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We will require substantial additional financing to obtain marketing approval of our product candidates and commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of September 30, 2017, we had an accumulated deficit of $21.3 million, cash and cash equivalents of $8.4 million and current liabilities aggregating $2.3 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the first half of 2018. We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to shareholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including:

●
the scope, progress, results and costs of researching and developing our current product candidates, future product candidates and conducting preclinical and clinical trials;

●
the cost of seeking regulatory and marketing approvals and reimbursement for our product candidates;

●
the cost of commercialization activities if our current product candidates and future product candidates are approved for sale, including marketing, sales and distribution costs and preparedness of our corporate infrastructure;

●
the cost of manufacturing current product candidates and future product candidates that we obtain approval for and successfully commercialize;

●
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

●
the number and characteristics of any additional product candidates we may develop or acquire;

●
any product liability or other lawsuits related to our products or commenced against us;

●
the expenses needed to attract and retain skilled personnel;

●
the costs associated with being a public company;

●
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation; and

●
the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

●
delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our current product candidates or future product candidates, if any;

●
delay, limit, reduce or terminate our research and development activities; or

●
delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our future product candidates.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic collaborations and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our auditors have expressed doubt about our ability to continue as a going concern.

In their audited financial report in respect of the 2016 fiscal year, the independent registered public accounting firm for Private Acer included in its report an emphasis-of-a-matter indicating that the recurring losses from operations of Private Acer raised a substantial doubt as to the ability of Private Acer to continue as a going concern. We subsequently received $15.5 million in connection with a financing that closed in connection with the Merger. As of September 30, 2017, we had an accumulated deficit of $21.3 million, cash and cash equivalents of $8.4 million and current liabilities aggregating $2.3 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the first half of 2018. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These matters raise substantial doubt about our ability to continue as a going concern. Because we have been issued an opinion by our independent registered public accounting firm that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Unless we are able to raise additional capital, it is possible that the opinion of our independent registered public accounting firm on our audited financial report in respect of the upcoming 2017 fiscal year or future years may include a similar going concern qualification.

Funding from our ATM facility may be limited or be insufficient to fund our operations or to implement our strategy.

We will need to amend and keep current our shelf registration statement and the offering prospectus relating to the ATM facility with Brinson Patrick (now a division of IFS Securities, Inc.) in order to use the program to sell shares of our common stock. The number of shares and price at which we may be able to sell shares under our ATM facility may be limited due to market conditions and other factors beyond our control.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Stock Market, or NASDAQ. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by NASDAQ, have resulted in, and will continue to result in, increased costs as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, our registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting, especially in light of the fact that we currently have a very limited workforce. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business as we otherwise would like to. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

Under the corporate governance standards of NASDAQ, a majority of our board of directors and each member of our Audit and Compensation Committees must be an independent director. If any vacancies on our Board or Audit or Compensation Committees occur that need to be filled by independent directors, we may encounter difficulty in attracting qualified persons to serve on our Board and, in particular, our Audit Committee. If we fail to attract and retain the required number of independent directors, we may be subject to SEC enforcement proceedings and delisting of our common stock from the NASDAQ Capital Market.

If we fail to retain accounting and finance staff with appropriate experience, our ability to maintain the financial controls required of a public company may adversely affect our business.

We currently rely on third-party accounting professionals to assist with our financial accounting and compliance obligations. We are seeking financial professionals with appropriate experience to maintain our financial control and reporting obligations as a public company. If we are unable to identify and retain such qualified and experienced personnel, our business may be adversely affected.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, SOX and NASDAQ rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of SOX. We rely on third-party accounting professionals to assist with our financial accounting and compliance obligations. As a private company, Private Acer had never been required to test its internal controls within a specified period. This will require that we incur substantial professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We may experience difficulty in meeting these reporting requirements in a timely manner.

Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, we cannot be certain that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of SOX, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC, or other regulatory authorities.

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

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

None of our current product candidates have gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

●
the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●
the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an Investigational New Drug Application, or IND, at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials;

●
the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, for any or all of our product candidates;

●
we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

●
the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●
the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●
the FDA could determine that we have identified the wrong reference listed drug or drugs or that approval of our 505(b)(2) application for any of our product candidates is blocked by patent or non-patent exclusivity of the reference listed drug or drugs;

●
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an application to obtain marketing approval in the United States or elsewhere;

●
the FDA or comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, with respect to approval in the United States, to the satisfaction of the FDA, that the product is safe and effective for its intended use and that the manufacturing facilities, processes and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of a New Drug Application, or NDA, from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. After the submission of an NDA, but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice, or cGMP, requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and good clinical practice, or cGCP.

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions will be accepted for filing and reviewed by the FDA, or ultimately be approved. If the application is not accepted for review, the FDA may require that we conduct additional clinical studies or preclinical testing, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

Regulatory authorities outside of the United States, such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted or the results may not be found adequate by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time consuming. Foreign regulatory approval may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all.

The process to develop, obtain marketing approval for, and commercialize product candidates is long, complex and costly, both inside and outside of the United States, and approval is never guaranteed. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, warnings or contraindications be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, may require new studies and will be subject to additional FDA notification, or review and approval. Also, marketing approval for any of our product candidates may be withdrawn. If we are unable to obtain marketing approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be impaired. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of our current or future product candidates.

If we are unable to submit an application for approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety and efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Our current strategy for seeking marketing authorization in the United States for our product candidates relies primarily on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

If the data to be relied upon in a 505(b)(2) application are related to drug products previously approved by the FDA and covered by patents that are listed in the FDA’s Orange Book, we would be required to submit with our 505(b)(2) application a Paragraph IV Certification in which we must certify that we do not infringe the listed patents or that such patents are invalid or unenforceable, and provide notice to the patent owner or the holder of the approved NDA. The patent owner or NDA holder would have 45 days from receipt of the notification of our Paragraph IV Certification to initiate a patent infringement action against us. If an infringement action is initiated, the approval of our NDA would be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may therefore be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we may elect to generate sufficient clinical data so that we would no longer need to rely on third-party data, which would be costly and time consuming and there would be no assurance that such data generated from such additional activities would be sufficient to obtain approval.

We may not be able to obtain shortened review of our applications, and the FDA may not agree that our product candidates qualify for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet anticipated or reasonable development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates. If the FDA changes its interpretation of Section 505(b)(2) allowing reliance on data in a previously approved drug application owned by a third party, or there is a change in the law affecting Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, and can take many years to complete, and its outcome is inherently uncertain. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process, and determining when or whether marketing approval will be obtained for our current product candidates. Even if we believe the data collected from clinical trials of our current product candidates are promising, such data may not be sufficient to support approval by the FDA or comparable foreign authorities. Our future clinical trial results may not be successful.

It is impossible to predict the extent to which the clinical trial process may be affected by legislative and regulatory developments. Due to these and other factors, our current product candidates or future product candidates could take a significantly longer time to gain marketing approval than expected or may never gain marketing approval. This could delay or eliminate any potential product revenue by delaying or terminating the potential commercialization of our current product candidates.

Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including Good Laboratory Practice, or GLP, an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in experimental animals may result in findings that may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may even lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable GLP standards or misconduct during the course of preclinical trials may invalidate the data and require one or more studies to be repeated or additional testing to be conducted.

Clinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including human subject protection requirements and GCP. Clinical trials are subject to further oversight by these governmental agencies and institutional review boards, or IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our current product candidates produced under cGMP, and other requirements. Our clinical trials are conducted at multiple sites, including some sites in countries outside the United States and the European Union, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-EU clinical research organizations, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the European regulatory authorities, and with different standards of diagnosis, screening and medical care.

The commencement and completion of clinical trials for our current product candidates may be delayed, suspended or terminated as a result of many factors, including but not limited to:

●
the delay or refusal of regulators or IRBs to authorize us to commence a clinical trial at a prospective trial site and changes in regulatory requirements, policies and guidelines;

●
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

●
failure to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●
delays in patient enrollment and variability in the number and types of patients available for clinical trials;

●
the inability to enroll a sufficient number of patients in trials to ensure adequate statistical power to detect statistically significant treatment effects;

●
lower than anticipated retention rates of patients and volunteers in clinical trials;

●
clinical sites deviating from trial protocol or dropping out of a trial;

●
adding new clinical trial sites;

●
negative or inconclusive results, which may require us to conduct additional preclinical or clinical trials or to abandon projects that we expect to be promising;

●
safety or tolerability concerns could cause us to suspend or terminate a trial if we find that the participants are being exposed to unacceptable health risks;

●
regulators or IRBs requiring that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●
our third-party research and manufacturing contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●
difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●
delays in establishing the appropriate dosage levels;

●
the quality or stability of our current product candidates falling below acceptable standards;

●
the inability to produce or obtain sufficient quantities of our current product candidates to complete clinical trials; and

●
exceeding budgeted costs due to difficulty in predicting accurately the costs associated with clinical trials.

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating.

There are significant requirements imposed on us and on clinical investigators who conduct clinical trials that we sponsor. Although we are responsible for selecting qualified clinical investigators, providing them with the information they need to conduct the clinical trial properly, ensuring proper monitoring of the clinical trial, and ensuring that the clinical trial is conducted in accordance with the general investigational plan and protocols contained in the IND, we cannot ensure the clinical investigators will maintain compliance with all regulatory requirements at all times. The pharmaceutical industry has experienced cases where clinical investigators have been found to incorrectly record data, omit data, or even falsify data. We cannot ensure that the clinical investigators in our trials will not make mistakes or otherwise compromise the integrity or validity of data, any of which would have a significant negative effect on our ability to obtain marketing approval, our business, and our financial condition.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by the data safety monitoring board, or DSMB, for such trial, or by the FDA or comparable foreign regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our current product candidates, the commercial prospects of our current product candidates will be harmed, and our ability to generate product revenues from our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our development and approval process and jeopardize our ability to commence product sales and generate revenues. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

Moreover, clinical investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. We are required to report certain financial relationships with clinical investigators to the FDA and, where applicable, take steps to minimize the potential for bias resulting from such financial relationships. The FDA will evaluate the reported information and may conclude that a financial relationship between us and a clinical investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a refusal to accept or a delay in approval of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

Any of these occurrences could materially adversely affect our business, financial condition, results of operations, and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our current product candidates. Significant clinical trial delays could also allow our competitors to bring products to market before we are able to do so, shorten any periods during which we have the exclusive right to commercialize our current product candidates and impair our ability to commercialize our current product candidates, which may harm our business, financial condition, results of operations, and prospects.

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval.

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. In addition, the design of a clinical trial can determine whether our results will support approval of a product, or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including differences in trial protocols and design, the size and type of the patient population, adherence to the dosing regimen and the rate of dropout among clinical trial participants. We do not know whether any clinical trials we may conduct will demonstrate consistent and/or adequate efficacy and safety to obtain marketing approval for our product candidates.

As an organization, we have never completed any clinical trial before and may be unable to do so efficiently or at all for our current product candidates or any product candidate we develop.

We intend to conduct clinical trials of our product candidates. The conduct of clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have not completed a clinical trial before, and we have limited experience in preparing and submitting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our current product candidates or for any other product candidate we develop. We may require more time and incur greater costs than anticipated and may not succeed in obtaining marketing approval of the product candidates we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our current product candidates or any other product candidate we develop.

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more time-consuming studies to assess the safety and efficacy of our product candidates.

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. We may not be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee (if one is convened to review our NDA) or other regulatory authority indicates that a product candidate should not be approved or there should be restrictions on approval, such as the requirement for a Risk Evaluation and Mitigation Strategy, or REMS, to ensure safe use of the drug. Delays in marketing approval or rejections of applications for marketing approval in the United States or other markets may result from many factors, including:

●
the FDA’s or comparable foreign regulatory authorities’ disagreement with the design or implementation of our clinical trials;

●
regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;

●
regulatory questions or disagreement by the FDA or comparable regulatory authorities regarding interpretations of data and results and the emergence of new information regarding our current or future product candidates or the field of research;

●
unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or efficacy of our product candidates during clinical trials;

●
failure to meet the level of statistical significance required for approval;

●
inability to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●
lack of adequate funding to commence or continue our clinical trials due to unforeseen costs or other business decisions;

●
regulatory authorities may find inadequate the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies;

●
we may have insufficient funds to pay the significant user fees required by the FDA upon the filing of an NDA; and

●
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain marketing approval to market our other product candidates, which would significantly harm our business, results of operations and prospects.

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign authorities. If any of our current product candidates or any other product candidate we develop is associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon such candidate’s development or limit development to certain uses or sub-populations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage or clinical testing have later been found to cause side effects that prevented further development of the compound. Results of our trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

If our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●
regulatory authorities may withdraw approvals of such product;

●
we may be required to recall a product or change the way such product is administered to patients;

●
additional restrictions may be imposed on the marketing of the particular product or the manufacturing process for the product or any component thereof;

●
regulatory authorities may require the addition of labeling statements, such as a precaution, “black box” warning or other warnings or a contraindication;

●
we or our collaborators may be required to implement a REMS or create a medication guide outlining the risks of such side effect for distribution to patients;

●
we or our collaborators could be sued and held liable for harm caused to patients;

●
the product may become less competitive; and

●
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of our product candidates, if approved, and could materially adversely affect our business, financial condition, results of operations and prospects.

We are heavily dependent on the success of our product candidate. We cannot give any assurance that we will generate data for any of our product candidates sufficient to receive regulatory approval in our planned indications, which will be required before they can be commercialized.

We have invested substantially all of our efforts and financial resources to identify, acquire and develop our portfolio of product candidates. Our future success is dependent on our ability to successfully further develop, obtain regulatory approval for, and commercialize one or more product candidates. We currently generate no revenue from sales of any products, and we may never be able to develop or commercialize a product candidate.

We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

We may use our financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and human resources, we may forego or delay pursuit of opportunities with some programs or product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or more profitable market opportunities. Our spending on current and future research and development programs and future product candidates for specific indications may not yield any commercially viable products. We may also enter into additional strategic collaboration agreements to develop and commercialize some of our programs and potential product candidates in indications with potentially large commercial markets. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaborations, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

We may find it difficult to enroll patients in our clinical trials given the limited number of patients who have the diseases for which our product candidates are being studied. Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates.

Identifying and qualifying patients to participate in clinical trials of our product candidates is essential to our success. The timing of our clinical trials depends in part on the rate at which we can recruit patients to participate in clinical trials of our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment.

The eligibility criteria of our planned clinical trials may further limit the available eligible trial participants as we expect to require that patients have specific characteristics that we can measure or meet the criteria to assure their conditions are appropriate for inclusion in our clinical trials. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials in a timely manner because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, and the willingness of physicians to participate in our planned clinical trials. If patients are unwilling to participate in our clinical trials for any reason, the timeline for conducting trials and obtaining regulatory approval of our product candidates may be delayed.

If we experience delays in the completion of, or termination of, any clinical trials of our product candidates, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented. In addition, any delays in completing our clinical trials would likely increase our overall costs, impair product candidate development and jeopardize our ability to obtain regulatory approval relative to our current plans. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Even if we receive marketing approval for our product candidates, such approved products will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties and legal sanctions if we fail to comply with regulatory requirements or experience unanticipated problems with our approved products.

If the FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and GCP for any clinical trials that we conduct post-approval. Any marketing approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, or evidence of acts that raise questions about the integrity of data supporting the product approval, may result in, among other things:

●
restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●
fines, warning letters, or holds on clinical trials;

●
refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals;

●
product seizure or detention, or refusal to permit the import or export of products; and

●
injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval, manufacturing or commercialization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or we are not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to market our product candidates, if approved, in international markets, potentially in conjunction with collaborators. Such marketing will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The approval procedures vary from country to country and may require testing in addition to what is required for a marketing application in the United States. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval in another jurisdiction. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval and additional or different risks. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

Agencies like the FDA and national competition regulators in European countries regulate the promotion and uses of drugs not consistent with approved product labeling requirements. If we are found to have improperly promoted our current product candidates for uses beyond those that are approved, we may become subject to significant liability.

Regulatory authorities like the FDA and national competition laws in Europe strictly regulate the promotional claims that may be made about prescription products, such as EDSIVO or ACER-001, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, the FDA requires that promotional claims not be “false or misleading” as such terms are defined in the FDA’s regulations. For example, the FDA requires substantial evidence, which generally consists of two adequate and well-controlled head-to-head clinical trials, for a company to make a claim that its product is superior to another product in terms of safety or effectiveness. Generally, unless we perform clinical trials meeting that standard comparing our product candidates to competitive products and these claims are approved in our product labeling, we will not be able promote our current product candidates as superior to other products. If we are found to have made such claims we may become subject to significant liability. In the United States, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in improper promotion. The FDA has also requested that companies enter into consent decrees or corporate integrity agreements. The FDA could also seek permanent injunctions under which specified promotional conduct is monitored, changed or curtailed.

Our current and future relationships with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to sanctions.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

●
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;

●
federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●
the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●
the federal Open Payments program, created under Section 6002 of the Patient Protection and Affordable Care Act, or the Affordable Care Act, and its implementing regulations, which imposed annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, where failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties; and

●
analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, which could significantly harm our business. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including our current and future collaborators, if any, are found not to be in compliance with applicable laws, those persons or entities may be subject to criminal, civil or administrative sanctions, including exclusion from participation in government healthcare programs, which could also affect our business.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and healthcare spending on us is currently unknown, and may adversely affect our business model.

In the United States and some foreign jurisdictions, legislative and regulatory changes and proposed changes regarding the healthcare system could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws and judicial decisions, or new interpretations of existing laws or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, financial condition, results of operations and prospects. There is significant interest in promoting health care reform, as evidenced by the enactment in the United States of the Affordable Care Act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries, and subjecting drug manufacturers to payment of an annual fee.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of 2% per fiscal year, which started in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, also reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or commercialize our drugs.

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

●
the demand for any drug products for which we may obtain marketing approval;

●
our ability to set a price that we believe is fair for our products;

●
our ability to obtain coverage and reimbursement approval for a product;

●
our ability to generate revenues and achieve or maintain profitability; and

●
the level of taxes that we are required to pay.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business, financial condition or results of operations.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use, and disposal of hazardous materials, including the components of our product candidates and other hazardous compounds. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities pending their use and disposal. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of specified materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently, and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. We do not currently carry biological or hazardous waste insurance coverage.

Other Risks Related to Our Business

Due to our limited resources and access to capital, we must decide to prioritize development of our current product candidates for certain indications and at certain doses. These decisions may prove to have been wrong and may materially adversely affect our business, financial condition, results of operations and prospects.

Because we have limited resources and access to capital to fund our operations, we must decide which dosages and indications to pursue for the clinical development of our current product candidates and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management and financial resources toward dosages or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the market potential of our current product candidates or misread trends in the pharmaceutical industry, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may not be able to win government, academic institution or non-profit contracts or grants.

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our product candidates without diluting our shareholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible for certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants may or will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

If we fail to attract and retain key management and scientific personnel, we may be unable to successfully develop or commercialize our product candidates.

Our success as a specialty pharmaceutical company depends on our continued ability to attract, retain and motivate highly qualified management and scientific and clinical personnel. The loss of the services of any of our senior management could delay or prevent obtaining marketing approval or commercialization of our product candidates.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among specialty pharmaceutical businesses, and other pharmaceutical, biotechnology and other businesses. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, we could be forced to pay substantial damage awards.

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. We currently maintain product liability insurance coverage for up to $5.0 million per occurrence, up to an aggregate limit of $5.0 million. We intend to monitor the amount of coverage we maintain as the size and design of our clinical trials evolve, and if we are successful in obtaining approval to commercialize any of our product candidates, and adjust the amount of coverage we maintain accordingly. However, there is no assurance that such insurance coverage will fully protect us against some or all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us.

Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct financial and managerial resources to such defense and adverse publicity could result, all of which could harm our business.

Our employees, independent contractors, investigators, contract research organizations, consultants, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees and other third parties may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of September 30, 2017, we had four full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our internal computer systems, or those of our development collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We are involved in litigation that may be expensive and time consuming, and if resolved adversely, could harm our business, financial condition, or results of operations.

As described in Note 7 to our unaudited condensed consolidated financial statements included in this report, Piper Jaffray & Co. has filed a lawsuit against Private Acer alleging breach of contract. Defending against this lawsuit may be costly and may significantly divert the time and attention of our management from our operations. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payment of significant monetary damages and could adversely affect our financial condition and results of operations.

Risks Related to Commercialization of Our Product Candidates

Even if we obtain the required regulatory approvals in the United States and other territories, the commercial success of our product candidates will depend on market awareness and acceptance of our product candidates.

Even if we obtain marketing approval for our current product candidates or any other product candidates that we may develop or acquire in the future, the products may not gain market acceptance among physicians, key opinion leaders, healthcare payors, patients and the medical community. Market acceptance of any approved products depends on a number of factors, including:

●
the timing of market introduction;

●
the efficacy and safety of the product, as demonstrated in clinical trials;

●
the clinical indications for which the product is approved and the label approved by regulatory authorities for use with the product, including any precautions, warnings or contraindications that may be required on the label;

●
acceptance by physicians, key opinion leaders and patients of the product as a safe and effective treatment;

●
the cost, safety and efficacy of treatment in relation to alternative treatments;

●
the availability of coverage and adequate reimbursement and pricing by third-party payors and government authorities;

●
the number and clinical profile of competing products;

●
the growth of drug markets in our various indications;

●
relative convenience and ease of administration;

●
marketing and distribution support;

●
the prevalence and severity of adverse side effects; and

●
the effectiveness of our sales and marketing efforts.

Market acceptance is critical to our ability to generate revenue. Any product candidate, if approved and commercialized, may be accepted in only limited capacities or not at all. If any approved products are not accepted by the market to the extent that we expect, we may not be able to generate revenue and our business would suffer.

If the market opportunities for our product candidates are smaller than we believe they are, then our revenues may be adversely affected and our business may suffer.

The diseases that our current and future product candidates are being developed to address are rare. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and our assumptions relating to pricing are based on estimates. Given the small number of patients who have the diseases that we are targeting, our eligible patient population and pricing estimates may differ significantly from the actual market addressable by our product candidates.

Currently, most reported estimates of the prevalence of vEDS, UCD and MSUD are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. It is difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide.

Approximately 3,000 patients suffer from MSUD worldwide, of whom approximately 800 are located in the United States. It is estimated that vEDS, UCD and MSUD collectively impact approximately 4,900 patients in the United States. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of vEDS, UCD or MSUD in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of vEDS, UCD or MSUD or of the number of patients who may benefit from treatment with EDSIVO or ACER-001 prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We have never commercialized a product candidate, and we currently have no marketing and sales organization. To the extent our product candidates are approved for marketing, if we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates or generate product revenue.

We have never commercialized a product candidate, and we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

If we fail to enter into strategic relationships or collaborations, our business, financial condition, commercialization prospects and results of operations may be materially adversely affected.

Our product development programs and the potential commercialization of our current product candidates will require substantial additional cash to fund expenses. Therefore, in addition to financing the development of our product candidates through additional equity financings or through debt financings, we may decide to enter into collaborations with pharmaceutical or biopharmaceutical companies for the development and potential commercialization of our product candidates.

We face significant competition in seeking appropriate collaborators. Collaborations are complex and time-consuming to negotiate and document. We may also be restricted under existing and future collaboration agreements from entering into agreements on certain terms with other potential collaborators. We may not be able to negotiate collaborations on acceptable terms, or at all. If that were to occur, we may have to curtail the development of a particular product, reduce or delay one or more of our development programs, delay our potential commercialization or reduce the scope of our sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we will not be able to bring our product candidates to market and generate product revenue. If we do enter into a collaboration agreement, it could be subject to the following risks, each of which may materially harm our business, commercialization prospects and financial condition:

●
we may not be able to control the amount or timing of resources that the collaborator devotes to the product development program;

●
the collaborator may experience financial difficulties and thus not commit sufficient financial resources to the product development program;

●
we may be required to relinquish important rights such as marketing, distribution and intellectual property rights;

●
a collaborator could move forward with a competing product developed either independently or in collaboration with third parties, including our competitors; or

●
business combinations or significant changes in a collaborator’s business strategy may adversely affect our willingness to complete our obligations under any arrangement.

Our product candidate EDSIVO has not been approved for any indication in the United States, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

EDSIVO is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug in the treatment of hypertension was filed with the FDA in 1987 but not approved. However, the drug has been approved in Europe for the treatment of hypertension since 1984. There can be no assurance that issues related to the development of this drug candidate which kept it from being approved by the FDA previously will not reoccur, which may cause significant delays or we may not be able to resolve.

Regulatory approval of EDSIVO may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. The novelty of this product candidate may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. There is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to third-party coverage and reimbursement of newly approved pharmaceuticals. Market acceptance and sales of any approved product candidates will depend significantly on the availability of coverage and adequate reimbursement from third-party payors and may be affected by existing and future healthcare reform measures. Patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Government authorities and third-party payors, such as private health insurers, health maintenance organizations, and government payors like Medicare and Medicaid, decide which drugs they will pay for and establish reimbursement levels. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs and products. Coverage and reimbursement may not be available for any product that we commercialize and, even if coverage is provided, the level of reimbursement may not be satisfactory. Inadequate reimbursement levels may adversely affect the demand for, or the price of, any drug candidate for which we obtain marketing approval.

Reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is, among other things:

●
a covered benefit under its health plan;

●
safe, effective and medically necessary;

●
appropriate for the specific patient;

●
cost-effective; and

●
neither experimental nor investigational.

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to conduct expensive pharmacoeconomic studies and provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. In addition to examining the medical necessity and cost-effectiveness of new products, coverage may be limited to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients, any of which could have an adverse effect on our revenues and profits. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or even if coverage is available, establish an adequate reimbursement rate.

We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In the United States, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services and questioning safety and efficacy. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. Additionally, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover the products for which we receive FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs and drug prices in general, including for therapies for rare diseases. These measures include price controls, transparency requirements triggered by the introduction of new, high-cost drugs onto the market, drug re-importation, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Some laws and regulations have already been enacted in these areas, and additional measures have been introduced or are under consideration at both the federal and state levels. Additionally, at the request of U.S. Senators, the Government Accountability Office is currently investigating abuses of the Orphan Drug Act, which could potentially lead to legislation or regulation that affects reimbursement for drugs with small patient populations. Other governmental funding restrictions, legislative proposals and interpretations of policy may negatively impact amounts available through reimbursement, including by restricting payment increases to hospitals and other providers through reimbursement systems. We are not able to predict whether changes will be made in the rates prescribed by governmental programs, whether other controls will be imposed on drug prices, or, if such measures do go into effect, what impact they could have on our business. However, adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as our drug product candidates and could adversely affect our net revenue and results.

In addition, in the United States, the Affordable Care Act contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. For example, the Affordable Care Act revised the methodology by which rebates owed by manufacturers for covered outpatient drugs are calculated under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees for certain branded prescription drugs. On May 4, 2017, the House of Representatives passed the American Health Care Act, or AHCA, which contains provisions that would change the level of federal funding of state Medicaid programs and affect funding for long term care recipients, including the elderly and disabled. The Senate then moved to craft its own “repeal and replace” legislation known as the Better Care Reconciliation Act, or BCRA, with more onerous funding changes affecting the elderly and disabled. The BCRA and two other amendments failed in the Senate and it is unclear if the Senate will debate potential amendments further. However, even if a different bill or amendment passed in the Senate, reconciliation with the House’s AHCA bill would be required. Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our financial condition and operations. Even if the Affordable Care Act is not amended or repealed, the new administration could propose changes impacting implementation of the Affordable Care Act. The ultimate composition and timing of any legislation enacted under the new administration that would impact the current implementation of the Affordable Care Act remains uncertain. Given the complexity of the Affordable Care Act and the substantial requirements for regulation thereunder, the impact of the Affordable Care Act on our financial conditions and operations cannot be predicted, whether in its current form or as amended or repealed.

Pricing and reimbursement methodologies vary widely from country to country. Some countries require that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or they may instead adopt a system of direct or indirect controls on our profitability in placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time, and there is the potential for significant movement in these areas in the foreseeable future. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

We face substantial competition, which may result in others discovering, developing or commercializing products before, or more successfully, than we do.

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are generally developing and marketing therapeutic products. Such competition may include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic companies and medical technology companies. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates for the treatment of orphan and ultraorphan diseases for which there is a small patient population in the United States. A drug designated an orphan drug may receive up to seven years of exclusive marketing in the United States for that indication. Our objective is to design, develop and commercialize product candidates by repurposing or reformulating existing drugs for orphan diseases with significant unmet medical need.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, development, technical and human resources than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing clinical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established companies may also invest heavily to accelerate discovery and development of compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, the obtaining of orphan drug designation for our product candidates is essential to our viability since our competitors may, among other things:

●
have greater name and brand recognition, financial and human resources;

●
develop and commercialize products that are safer, more effective, less expensive, or more convenient or easier to administer;

●
obtain quicker marketing approval;

●
establish superior proprietary positions;

●
have access to more manufacturing capacity;

●
implement more effective approaches to sales and marketing; or

●
form more advantageous strategic alliances.

Should any of these events occur, our business, financial condition, results of operations, and prospects could be materially adversely affected. If we are not able to compete effectively against potential competitors, our business will not grow and our financial condition and operations will suffer.

We believe that our ability to successfully compete will depend on our ability to obtain orphan drug designation as well as:

●
our ability to design and successfully execute appropriate clinical trials;

●
our ability to recruit and enroll patients for our clinical trials;

●
the results of our clinical trials and the efficacy and safety of our product candidates;

●
the speed at which we develop our product candidates;

●
achieving and maintaining compliance with regulatory requirements applicable to our business;

●
the timing and scope of regulatory approvals, including labeling;

●
adequate levels of reimbursement under private and governmental health insurance plans, including Medicare and Medicaid;

●
our ability to protect intellectual property rights related to our product candidates;

●
our ability to commercialize and market any of our product candidates that may receive marketing approval;

●
our ability to manufacture and sell commercial quantities of any approved product candidates to the market;

●
acceptance of our product candidates by physicians, other healthcare providers and patients; and

●
the cost of treatment in relation to alternative therapies.

If our competitors are able to obtain orphan drug exclusivity for their products that are the same drug as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We expect to seek orphan drug designation from the FDA and the European Medicines Agency, or the EMA, for EDSIVO and ACER-001, and there can be no assurance that we will be successful. If we are unable to secure orphan status in either Europe or the United States, it may have a material negative effect on our business.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if the product no longer meets the criteria for orphan drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Obtaining orphan drug exclusivity for EDSIVO and ACER-001 may be important to the product candidate’s success. Even if we obtain orphan drug exclusivity for EDSIVO for vEDS and ACER-001 for UCD and MSUD, we may not be able to maintain it. For example, if a competitive product that treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any orphan drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been orphan drug exclusivity. Orphan drug exclusivity for EDSIVO or ACER-001 also will not bar the FDA from approving another celiprolol drug product or a sodium phenylbutyrate, or NaPB product, for another indication. In the United States, reforms to the Orphan Drug Act, if enacted, could also materially affect our ability to maintain orphan drug exclusivity for EDSIVO for vEDS and ACER-001 for UCD and MSUD.

Price controls may be imposed in foreign markets, which may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Rapid technological change could make our products obsolete.

Pharmaceutical technologies have undergone rapid and significant change, and we expect that they will continue to do so. As a result, there is significant risk that our product candidates may be rendered obsolete or uneconomical by new discoveries before we recover any expenses incurred in connection with their development. If our product candidates are rendered obsolete by advancements in pharmaceutical technologies, our prospects will suffer.

Government controls and health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the health care system. For example, in some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of any product candidate to other available therapies. If reimbursement of any product candidate is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability in such country. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any product candidate covered by a Part D prescription drug plan will likely be lower than the prices that might otherwise be obtained outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

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

Risks Related to Third Parties

We rely on third-party suppliers and other third parties for production of our product candidates and our dependence on these third parties may impair the advancement of our research and development programs and the development of our product candidates.

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lacks the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Instead, we rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our reliance on third parties may expose us to more risk than if we were to manufacture our current product candidates or other products ourselves. Delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, the fact that we are dependent on third parties for the manufacture of and formulation of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have had and will continue to have less control over the manufacturing of our product candidates than potentially would be the case if we were to manufacture our product candidates. Further, the third parties we deal with could have staffing difficulties, might undergo changes in priorities or may become financially distressed, which would adversely affect the manufacturing and production of our product candidates. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require.

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by the FDA after we submit our NDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, the FDA may refuse to approve our NDA. If the FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidates or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidates, to obtain marketing approval of our NDA or to continue to market our product candidates, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization, or CMO, or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. They may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

Problems with the quality of the work of third parties, may lead us to seek to terminate our working relationships and use alternative service providers. However, making this change may be costly and may delay clinical trials. In addition, it may be very challenging, and in some cases impossible, to find replacement service providers that can develop and manufacture our drug candidates in an acceptable manner and at an acceptable cost and on a timely basis. The sale of products containing any defects or any delays in the supply of necessary services could adversely affect our business, financial condition, results of operations, and prospects.

Growth in the costs and expenses of components or raw materials may also adversely affect our business, financial condition, results of operations, and prospects. Supply sources could be interrupted from time to time and, if interrupted, supplies may not be resumed (whether in part or in whole) within a reasonable timeframe and at an acceptable cost or at all.

We plan to rely on third parties to conduct clinical trials for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, it may cause delays in commencing and completing clinical trials of our product candidates or we may be unable to obtain marketing approval for or commercialize our product candidates.

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct Phase 2 or Phase 3 clinical trials for any of our product candidates. We expect to rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and other foreign regulatory authorities require us to comply with IND and human subject protection regulations and current good clinical practice standards, commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There is no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

There are significant requirements imposed on us and on clinical investigators who conduct clinical trials that we sponsor. Although we are responsible for selecting qualified CROs or clinical investigators, providing them with the information they need to conduct the clinical trials properly, ensuring proper monitoring of the clinical trials, and ensuring that the clinical trials are conducted in accordance with the general investigational plan and protocols contained in the IND, we cannot ensure that the CROs or clinical investigators will maintain compliance with all regulatory requirements at all times. The pharmaceutical industry has experienced cases where clinical investigators have been found to incorrectly record data, omit data, or even falsify data. We cannot ensure that the CROs or clinical investigators in our trials will not make mistakes or otherwise compromise the integrity or validity of data, any of which would have a significant negative effect on our ability to obtain marketing approval, our business, and our financial condition.

We or the third parties we rely on may encounter problems in clinical trials that may cause us or the FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to manufacture sufficient quantities of materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, the FDA or foreign regulatory agencies may suspend clinical trials of our product candidates at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks, whether as a result of adverse events occurring in our trials or otherwise, or if we or they find deficiencies in the clinical trial process or conduct of the investigation.

The FDA and foreign regulatory agencies could also require additional clinical trials before or after granting of marketing approval for any products, which would result in increased costs and significant delays in the development and commercialization of such products and could result in the withdrawal of such products from the market after obtaining marketing approval. Our failure to adequately demonstrate the safety and efficacy of a product candidate in clinical development could delay or prevent obtaining marketing approval of the product candidate and, after obtaining marketing approval, data from post-approval studies could result in the product being withdrawn from the market, either of which would likely have a material adverse effect on our business.

We may be unable to realize the potential benefits of any collaboration.

Even if we are successful in entering into a collaboration with respect to the development and/or commercialization of one or more product candidates, there is no guarantee that the collaboration will be successful. Collaborations may pose a number of risks, including:

●
collaborators often have significant discretion in determining the efforts and resources that they will apply to the collaboration, and may not commit sufficient resources to the development, marketing or commercialization of the product or products that are subject to the collaboration;

●
collaborators may not perform their obligations as expected;

●
any such collaboration may significantly limit our share of potential future profits from the associated program, and may require us to relinquish potentially valuable rights to our current product candidates, potential products or proprietary technologies or grant licenses on terms that are not favorable to us;

●
collaborators may cease to devote resources to the development or commercialization of our product candidates if the collaborators view our product candidates as competitive with their own products or product candidates;

●
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the course of development, might cause delays or termination of the development or commercialization of product candidates, and might result in legal proceedings, which would be time consuming, distracting and expensive;

●
collaborators may be impacted by changes in their strategic focus or available funding, or business combinations involving them, which could cause them to divert resources away from the collaboration;

●
collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●
the collaborations may not result in us achieving revenues to justify such transactions; and

●
collaborations may be terminated and, if terminated, may result in a need for us to raise additional capital to pursue further development or commercialization of the applicable product candidate.

As a result, a collaboration may not result in the successful development or commercialization of our product candidates.

We enter into various contracts in the normal course of our business in which we indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sublicensees’ exercise of rights under the agreement.

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator to indemnify us and the collaborator is denied insurance coverage or the indemnification obligation exceeds the applicable insurance coverage, and if the collaborator does not have other assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

If our contractors fail to comply with continuing regulations, we or they may be subject to enforcement action that could adversely affect us.

If any of our contractors fail to comply with the requirements of the FDA and other applicable U.S. or foreign governmental or regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we or the contractor could be subject to administrative or judicially imposed sanctions, including: restrictions on the products, the manufacturers or manufacturing processes we use, warning letters, civil or criminal penalties, fines, injunctions, product seizures or detentions, import bans, voluntary or mandatory product recalls and publicity requirements, suspension or withdrawal of regulatory approvals, total or partial suspension of production, and refusal to approve pending applications for marketing approval of new products to approved applications.

Risks Related to Our Intellectual Property

Our proprietary rights may not adequately protect our technologies and product candidates.

Our commercial success will depend in part on our ability to obtain additional patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We apply for patents covering both our technologies and product candidates, as we deem appropriate. However, we may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products and technologies. We cannot be certain that our patent applications will be approved or that any patents issued will adequately protect our intellectual property.

While we are responsible for and have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling EDSIVO and ACER-001, we may lose such rights if we decide to allow any licensed patent to lapse. If we fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, we do not know whether:

●
we or our licensors were the first to make the inventions covered by each of our issued patents and pending patent applications;

●
we or our licensors were the first to file patent applications for these inventions;

●
any of the patents that cover our product candidates will be eligible to be listed in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book;

●
others will independently develop similar or alternative technologies or duplicate any of our technologies;

●
any of our or our licensors’ pending patent applications will result in issued patents;

●
any of our or our licensors’ patents will be valid or enforceable;

●
any patents issued to us or our licensors and collaborators will provide us with any competitive advantages, or will be challenged by third parties;

●
we will develop additional proprietary technologies that are patentable;

●
the U.S. government will exercise any of its statutory rights to our intellectual property that was developed with government funding; or

●
our business may infringe the patents or other proprietary rights of others.

The actual protection afforded by a patent varies based on products or processes, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country, the validity and enforceability of the patents and our financial ability to enforce our patents and other intellectual property. Our ability to maintain and solidify our proprietary position for our products will depend on our success in obtaining effective claims and enforcing those claims once granted. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, narrowed, invalidated or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar products. Due to the extensive amount of time required for the development, testing and regulatory review of a potential product, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of the patent.

We may also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, we or any of our collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors and we may not have adequate remedies in respect of that disclosure. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We are a party to license agreements under which we license intellectual property and receive commercialization rights relating to EDSIVO and ACER-001. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

In April 2014, we entered into an agreement with Baylor College of Medicine pursuant to which we obtained an exclusive, worldwide license to develop and commercialize NaPB for treatment of MSUD. In August 2016, we entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou, or AP-HP, pursuant to which we obtained an exclusive worldwide right to access and use data from the Ong trial, which we intend to use to support an NDA filing for EDSIVO for the treatment of vEDS. Under each license agreement, we are subject to commercialization and development diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach any of these license agreements, the licensor may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. The loss of the licenses granted to us under our agreements with these licensors or the rights provided therein would prevent us from developing, manufacturing or marketing products covered by the license or subject to supply commitments, and could materially harm our business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries do not favor the enforcement of patents and other intellectual property protection, which could make it difficult for us to stop the infringement of our patents generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be materially harmed.

Depending on the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the U.S. patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or restoration, or the term of any such extension is less than we or our collaborators request, the period during which we will have the right to exclusively market our product will be shortened and our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

We may not identify relevant patents or may incorrectly interpret the relevance, scope or expiration of a patent, which may adversely affect our ability to develop and market our product candidates.

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent.

Many patents may cover a marketed product, including but not limited to patents covering the composition, methods of use, formulations, production processes and purification processes of or for the product. The identification of all patents and their expiration dates relevant to the production and sale of a therapeutic product is extraordinarily complex and requires sophisticated legal knowledge in the relevant jurisdiction. It may be impossible to identify all patents in all jurisdictions relevant to a marketed product. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office, or USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our product candidates, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

The patent protection for our product candidates may expire before we are able to maximize their commercial value, which may subject us to increased competition and reduce or eliminate our opportunity to generate product revenue.

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. However, we cannot be certain that such an extension will be granted, or if granted, what the applicable time period or the scope of patent protection afforded during any extension period will be. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

We may become involved in lawsuits to protect our patents or other intellectual property rights, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, directly or through our licensors, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of our licensor is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of the patents we license at risk of being invalidated or interpreted narrowly and could put our licensors’ patent applications at risk of not issuing.

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or the patents of our licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential and proprietary information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Third-party claims of intellectual property infringement or misappropriation may adversely affect our business and could prevent us from developing or commercializing our product candidates.

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

●
infringement and other intellectual property claims which, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business;

●
substantial damages for past infringement, which we may have to pay if a court decides that our product infringes on a competitor’s patent;

●
a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which the collaborator would not be required to do;

●
if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

●
redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the United States and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our product candidates could have been filed by others without the knowledge of us or our licensors. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use or manufacture of our product candidates. We may also face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, and we may be required to pay damages.

If any third-party patents were held by a court of competent jurisdiction to cover aspects of our materials, formulations, methods of manufacture or methods for treatment, the holders of any such patents would be able to block our ability to develop and commercialize the applicable product candidate until such patent expired or unless we obtain a license. These licenses may not be available on acceptable terms, if at all. Even if we were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property.

Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. In addition, during the course of any patent or other intellectual property litigation, there could be public announcements of the results of hearings, rulings on motions, and other interim proceedings in the litigation. If securities analysts or investors regard these announcements as negative, the perceived value of our product candidates, programs, or intellectual property could be diminished. Accordingly, the market price of our common stock may decline.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defending against claims of patent infringement or misappropriation of trade secrets could be costly and time-consuming, regardless of the outcome. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. In addition, litigation or threatened litigation could result in significant demands on the time and attention of our management team, distracting them from the pursuit of other company business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us bring our product candidates to market.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents and patent rights. Obtaining and enforcing patents and patent rights in the specialty pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, several recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents and patent rights, once obtained.

For our U.S. patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, or the America Invents Act, or AIA, was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted, reviewed after issuance, and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patent rights, all of which could have a material adverse effect on our business and financial condition.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before a licensor or us could therefore be awarded a patent covering an invention of ours even if said licensor or we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patent rights depends on whether the differences between the licensor’s or our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that a licensor or we were the first to either (a) file any patent application related to our product candidates or (b) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid as unpatentable even though the same evidence may be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate patent rights that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our patents or the patents of our licensors or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of us or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Intellectual property rights do not address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●
Others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we license from others or may license or own in the future.

●
Others may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights.

●
Any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we license or will, in the future, own or license.

●
Any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we license or will, in the future, license.

●
Issued patents that have been licensed to us may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

●
Our competitors might conduct research and development activities in countries where we do not have license rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●
Ownership of patents or patent applications licensed to us may be challenged by third parties.

●
The patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets and/or confidential know-how and unpatented know-how to be important to our business. We may rely on trade secrets and/or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and/or confidential know-how can be difficult to maintain as confidential.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, contractors and advisors to enter into confidentiality agreements with us. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party obtained illegally and is using trade secrets and/or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

Failure to obtain or maintain trade secrets and/or confidential know-how trade protection could adversely affect our competitive position. Moreover, our competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, our competitors could limit our use of our trade secrets and/or confidential know-how.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development or commercialization of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our product candidates, in which case we would be required to obtain a license from these third parties. Such a license may not be available on commercially reasonable terms or at all, which could materially harm our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers.

Further, we may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. We may also be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging our right to and use of confidential and proprietary information. If we fail in defending any such claims, in addition to paying monetary damages, we may lose our rights therein. Such an outcome could have a material adverse effect on our business.

Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents and other intellectual property. We may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to assist with research and development and to manufacture our product candidates, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with in the future will usually expect to be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. In the future we may also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

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

Our stock may be delisted from NASDAQ, which could affect our market price and liquidity.

We are required to meet certain qualitative and financial tests (including a minimum bid price for our common stock of $1.00 per share and a minimum shareholders’ equity of $2.5 million), as well as certain corporate governance standards, to maintain the listing of our common stock on the NASDAQ Capital Market. While we are exercising diligent efforts to maintain the listing of our common stock and warrants on NASDAQ, there can be no assurance that we will be able to do so, and our securities could be delisted.

Our share price is volatile, and you may not be able to resell your shares at a profit or at all.

The market price of our common stock could be subject to significant fluctuations. The market prices for securities of pharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like ours in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

● announcements of significant changes in our business or operations;

● the development status of any of our drug candidates, such as EDSIVO or ACER-001, including clinical study results and determinations by regulatory authorities with respect thereto;

● the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;

● our inability to obtain additional funding;

● announcements of technological innovations, new commercial products or other material events by our competitors or by us;

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

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

Our “blank check” preferred stock could be issued to prevent a business combination not desired by management or our majority shareholders.

Our charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by our board of directors without shareholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in control and as a method of preventing shareholders from receiving a premium for their shares in connection with a change of control.

Future sales of our securities could cause dilution, and the sale of such securities, or the perception that such sales may occur, could cause the price of our stock to fall.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline. An aggregate of 6,450,766 shares of common stock were outstanding as of September 30, 2017. As of such date, another (i) 165,000 shares of common stock were issuable upon exercise of outstanding options and (ii) 317,630 shares of common stock were issuable upon the exercise of outstanding warrants. A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for EDSIVO in vEDS and for ACER-001 in UCD and MSUD, or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipates that no cash dividends will be paid on the common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of our business.

Our shareholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our charter allows us to issue up to 150,000,000 shares of common stock and to issue and designate the rights of, without shareholder approval, up to 10,000,000 shares of preferred stock. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our shareholders could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing shareholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

In the future, we may attempt to increase our capital resources by entering into debt or debt-like financing that is unsecured or secured by up to all of our assets, or by issuing additional debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, guarantees, preferred stock, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of available assets before distributions to the holders of our common stock. Because our decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Our management has significant flexibility in using the current available cash.

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash to continue the development of our drug candidates, such as EDSIVO and ACER-001. Depending on future developments and circumstances, we may use some of our available cash for other purposes which may have the potential to decrease our cash runway. Notwithstanding our current intentions regarding use of our available cash, our management will have significant flexibility with respect to such use. The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts. Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

An active trading market may never develop for our Series M warrants, which may limit the ability to resell the warrants.

There is no established trading market for the Series M warrants we issued in April 2015. While the warrants have been listed for trading on NASDAQ under the symbol “ACERW,” there can be no assurance that that a market will develop for the warrants. Even if a market for the warrants does develop, the price of the warrants may fluctuate and liquidity may be limited. If a market for the warrants does not develop, then holders of the warrants may be unable to resell the warrants or be able to sell them only at an unfavorable price. Future trading prices of the warrants will depend on many factors, including our operating performance and financial condition, our ability to continue the effectiveness of the registration statement covering the warrants and the common stock issuable upon exercise of the warrants, the interest of securities dealers in making a market and the market for similar securities.

The market price of our common stock may not exceed the exercise price of the Series M warrants.

The Series M warrants issued in April 2015 will expire on April 9, 2018. The warrants entitle the holders to purchase shares of common stock at an exercise price of $124.27 per share through their expiration. There can be no assurance that the market price of our common stock will exceed the exercise price of the warrants at any time prior to their expiration. Any warrants not exercised by their expiration date will expire worthless and we will be under no further obligation to the warrant holder.

The Series M warrants may be redeemed on short notice. This may have an adverse impact on their price.

We may redeem the Series M warrants for $0.83 per warrant if the closing price of our common stock has equaled or exceeded $207.11 per share, subject to adjustment, for 10 consecutive trading days. If we give notice of redemption, holders will be forced to sell or exercise their warrants or accept the redemption price. The notice of redemption could come at a time when it is not advisable or possible to exercise the warrants. As a result, holders would be unable to benefit from owning the warrants being redeemed.

Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code, our pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitation or elimination. The net operating loss carryforwards and certain other tax attributes of Private Acer may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain shareholders that exceeds fifty percentage points by value over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will now be subject to limitation and possibly elimination. It is possible that Private Acer’s net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our and Private Acer’s net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our or Private Acer’s net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Because the ownership of our common stock is highly concentrated, it may prevent shareholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors and their affiliates beneficially own or control approximately 63% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about our company, our business or our market, our stock price and trading volume could decline.

The trading market for the our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. Equity research analysts may elect not to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. In the event we do have equity research analyst coverage, we will not have any control over the analysts or the content and opinions included in their reports. The price of our common stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our organizational documents and Texas law might discourage or delay acquisition attempts for our company that you might consider favorable.

Our certificate of formation and bylaws contain provisions that may delay or prevent an acquisition or change in control of our company. Among other things, these provisions:

●
authorize the board of directors to issue without shareholder approval blank-check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by the board of directors;

●
establish advance notice requirements for shareholder nominations of directors and for shareholder proposals that can be acted on at shareholder meetings; and

●
limit who may call shareholder meetings.

Further, as a Texas corporation, we are also subject to provisions of Texas law, which may impair a takeover attempt that the our shareholders may find beneficial. These anti-takeover provisions and other provisions under Texas law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our shareholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause the us to take other corporate actions you desire.

We may experience adverse consequences because of required indemnification of officers and directors.

Provisions of our certificate of formation and bylaws provide that we will indemnify any director and officer as to liabilities incurred in their capacity as a director or officer and on those terms and conditions set forth therein to the fullest extent of Texas law. Further, we may purchase and maintain insurance on behalf of any such persons whether or not we would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from our officers, directors, agents and employees for losses incurred by us as a result of their actions.

Item 6.
Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to Acer’s Current Report on Form 8-K filed on July 26, 2012).

3.2
Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.2 to Acer’s Current Report on Form 8-K filed on July 26, 2012).

3.3	Certificate of Amendment of the Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to Acer’s Current Report on Form 8-K filed on December 14, 2012).

3.4	Certificate of Amendment to the Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to Acer’s Quarterly Report on Form 10-Q filed on November 10, 2015).

3.5	Certificate of Amendment to the Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to Acer’s Current Report on Form 8-K filed on September 28, 2015).

3.6	Certificate of Amendment to the Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 of Acer’s Current Report on Form 8-K filed on September 20, 2017).

3.7	Certificate of Amendment to the Restated Certificate of Formation (incorporated by reference to Exhibit 3.2 of Acer’s Current Report on Form 8-K filed on September 20, 2017).

4.1*	Specimen common stock certificate.

10.1+	Acer Therapeutics Inc. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Appendix A to Acer’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2016).**

10.2+
Amendment No. 1 to the Acer Therapeutics Inc. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to Acer’s Registration Statement on Form S-4, as amended, (File No. 333-219358) filed on July 19, 2017).**

10.3+	Acer Therapeutics Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 of Acer’s Current Report on Form 8-K filed on September 20, 2017).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements from the Quarterly Report on Form 10-Q of Acer for the period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

_______________
* Filed herewith.
+ Management contract or compensatory plans or arrangements.
** Note that the name of this plan has been amended to reflect the current name of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: November 13, 2017	By:	/s/ Harry Palmin
Harry Palmin
Chief Financial Officer (Principal Financial and Accounting Officer)