Form 10-Q
period 2018-03-31
Acer Therapeutics Inc.
filed 2018-05-14
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-33004

Acer Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Texas	One Gateway Center, Suite 351 (300 Washington Street)	76-0333165
(State or other jurisdiction of	Newton, Massachusetts 02458	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive	Identification No.)
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

As of May 1, 2018, there were 7,497,433 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$12,368,625	$15,644,355
Prepaid expenses	826,429	881,887
Total current assets	13,195,054	16,526,242
Property and equipment, net	66,512	62,984
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	16,148	13,648
Total assets	$21,043,581	$24,368,741
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$325,535	$95,873
Accrued expenses	2,152,486	1,937,331
Total liabilities	2,478,021	2,033,204
Commitments
Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 150,000,000 shares; 7,497,433 shares issued and outstanding at March 31, 2018 and December 31, 2017	74,974	74,974
Additional paid-in capital	48,025,842	47,812,215
Accumulated deficit	(29,535,256)	(25,551,652)
Total stockholders’ equity	18,565,560	22,335,537
Total liabilities, and stockholders’ equity	$21,043,581	$24,368,741

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$2,073,971	$3,033,539
General and administrative	1,917,030	333,529
Total operating expenses	3,991,001	3,367,068
Loss from operations	(3,991,001)	(3,367,068)
Other income (expense):
Interest income	30,690	—
Interest expense	—	(12,630)
Foreign currency transaction loss	(23,293)	—
Total other income (expense), net	7,397	(12,630)
Net loss	$(3,983,604)	$(3,379,698)
Net loss per share - basic and diluted	$(0.53)	$(1.38)
Weighted average common shares outstanding - basic and diluted	7,497,433	2,450,000

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,983,604)	$(3,379,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	13,031
Share-based compensation	252,374	15,876
Depreciation	6,224	905
Write-off of deferred financing costs	—	1,901
Changes in operating assets and liabilities
Prepaid expenses	55,458	327,493
Accounts payable	229,662	464,083
Accrued expenses	215,155	483,480
Other non-current assets	(2,500)	—
Net cash used in operating activities	(3,227,231)	(2,072,929)
Cash flows from investing activities:
Purchase of property and equipment	(9,752)	—
Net cash used in investing activities	(9,752)	—
Cash flows from financing activities:
Costs associated with the issuance of common stock	(38,747)	—
Deferred financing costs	—	(62,974)
Proceeds from convertible notes payable	—	3,125,000
Net cash (used in) provided by financing activities	(38,747)	3,062,026
Net (decrease) increase in cash and cash equivalents	(3,275,730)	989,097
Cash and cash equivalents, beginning of period	15,644,355	1,834,018
Cash and cash equivalents, end of period	$12,368,625	$2,823,115
Supplemental non-cash financing transactions:
Accretion of issuance costs on Series A Convertible Redeemable Preferred stock	—	$3,710
Accretion of issuance costs on Series B Convertible Redeemable Preferred stock	—	$9,127

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

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

Merger and Reverse Stock Split

On September 19, 2017, the Registrant completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Registrant, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Registrant (the “Merger”). This transaction was approved by the Registrant’s shareholders at a special meeting of its shareholders on September 19, 2017. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Registrant effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Registrant changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers have been adjusted to reflect the Reverse Split.

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer, which is a pharmaceutical company that acquires, develops and intends to commercialize therapies for patients with serious rare and ultra-rare diseases with critical unmet medical need.

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

The accompanying consolidated financial statements are of (i) Private Acer up to September 18, 2017, and (ii) the Registrant and its wholly-owned subsidiary Private Acer, for the period beginning on September 19, 2017.

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

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its 2017 Annual Report on Form 10-K.

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

The following assumptions were used to estimate the fair value of stock options granted during the three-month period ending March 31, 2018 using the Black-Scholes option pricing model. No options were granted during the three-month period ending March 31, 2017:

2018
Risk-free interest rate	2.43%
Expected life (years)	6.25
Volatility	60%
Dividend rate	0%

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes new accounting and disclosure requirements for leases. FASB ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. While the Company is in the early stages of its implementation process for FASB ASU No. 2016-02 and has not yet determined its impact on its consolidated financial position or results of operations, these leases would potentially be required to be presented on the balance sheet in accordance with the requirements of FASB ASU No. 2016-02, which is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. FASB ASU No. 2016-02 must be applied using a modified retrospective approach, which requires the recognition and measurement of leases at the beginning of the earliest period presented, with certain practical expedients available.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Computer hardware and software	$24,482	$16,555
Leasehold improvements	7,648	7,968
Furniture and fixtures	44,648	42,503
Less accumulated depreciation	(10,266)	(4,042)
	$66,512	$62,984

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Accrued legal	$129,783	$174,592
Accrued pre-commercial costs	331,892	341,159
Accrued consulting	186,905	102,156
Accrued audit and tax	48,745	111,250
Accrued license fees	840,791	817,578
Accrued contract manufacturing	342,437	218,108
Accrued contract research	188,723	99,140
Accrued miscellaneous expenses	83,210	73,348
	$2,152,486	$1,937,331

5.	COMMITMENTS

Litigation

From time to time, the Company or its subsidiaries may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

On September 27, 2017, Piper Jaffray & Co. filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper Jaffray & Co. pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper Jaffray & Co. (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $67,496 in reimbursement for expenses incurred by Piper Jaffray & Co. pursuant to the engagement letter.  On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper Jaffray & Co.’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing.  Piper Jaffray & Co. filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. The Company has not recorded a liability as of March 31, 2018, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

Newton Lease

The Company entered into a Lease Agreement effective March 6, 2018 (the “Newton Lease”) with Commonwealth Development LLC, as trustee of the Gateway Realty Trust (the “Newton Landlord”). Pursuant to the Newton Lease, the Company has leased certain premises consisting of 2,760 square feet of office space located at One Gateway Center, Suite 351, 300 Washington Street, Newton, Massachusetts (the “Newton Premises”) to serve as its corporate headquarters. The term of the Newton Lease commences on October 1, 2018 and expires on September 30, 2021. The Company currently occupies the Newton Premises as a subtenant pursuant to a Sublease, dated October 16, 2017, which expires on September 30, 2018.

The Newton Lease provides for base rent as follows:

Month of Term Under Newton Lease	Monthly Base Rent
1 to 12	$ 8,480
13 to 24	$ 8,710
25 to 36	$ 8,940

The Company’s total commitment for rent under the full term of the Newton Lease is $313,560. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises. Upon execution of the Newton Lease, the Company made a security deposit of $17,880 to the Newton Landlord.

6.	STOCKHOLDERS’ EQUITY

2010 Stock Incentive Plan

The Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), provides for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. The 2010 Plan was amended to increase the shares reserved for issuance from 113,465 to 470,170 shares and such amendment was approved by the Registrant’s shareholders on September 19, 2017. The Board of Directors or the Compensation Committee, as applicable, administers the 2010 Plan and has discretion to determine the recipients, the number and types of equity awards to be granted and the terms and conditions of the equity awards, including the period of their exercisability and vesting. Subject to a limitation on repricing without shareholder approval, the Board or the Compensation Committee, as applicable, may also determine the exercise price of options granted under the 2010 Plan. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Stock options granted to outside non-employee directors vest either (a) in full on the one-year anniversary of the grant date, assuming continued service, for awards to continuing directors, with vesting acceleration in full immediately prior to a change in control, or (b) quarterly over a three-year period, assuming continued service, for awards to new directors, with vesting acceleration in full immediately prior to a change in control.  At March 31, 2018, 97,072 shares of common stock remained available for the grant of future awards under the 2010 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Stock Incentive Plan, as amended (the “2013 Plan”), which was assumed by the Company in connection with the Merger, provides for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. At March 31, 2018, all shares available under the 2013 Plan were subject to outstanding equity awards, and the Company does not intend to make any new awards under the 2013 Plan.

A summary of option activity under the 2010 Plan and the 2013 Plan for the three months ended March 31, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	463,600	$11.23	9.5
Granted	62,500	17.92
Options outstanding at March 31, 2018	526,100	$12.31	9.18	$3.7
Options exercisable at March 31, 2018	141,134	$3.62	7.86	$2.2

At March 31, 2018, there was approximately $2.9 million of unrecognized compensation expense related to the share-based compensation arrangements granted under both plans and the average remaining vesting period is 3.5 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2018 was $10.00. The amount of stock-based compensation expense recorded to research and development, and general and administrative was approximately $153,000 and $100,000, respectively, for the three months ended March 31, 2018.

Warrants

A summary of warrant activity for the three months ended March 31, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding and exercisable at December 31, 2017	317,630	$123.61	0.54	—
Canceled/forfeited	(5,204)	$84.25
Outstanding and exercisable at March 31, 2018	312,426	$124.27	0.02	—

On January 23, 2018, all outstanding and unexercised Series J warrants to purchase an aggregate of 2,942 shares of common stock expired. On January 29, 2018, all outstanding and unexercised Series K warrants to purchase an aggregate of 2,262 shares of common stock expired.

7.	NET LOSS PER SHARE

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

As of March 31, 2018, and 2017, the number of shares of common stock underlying potentially dilutive securities include:

	March 31,
	2018	2017
Convertible redeemable preferred stock	—	1,608,654
Convertible promissory notes	—	188,593
Warrants	312,426	—
Options to purchase common stock	526,100	122,000
Total	838,526	1,919,247

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2018.  Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer, which is a pharmaceutical company that acquires, develops and intends to commercialize therapies for patients with serious rare and ultra-rare diseases with critical unmet medical need.

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

Since Private Acer’s inception in December 2013, we have spent a total of approximately $18.0 million in research and development expenses through March 31, 2018. Of the approximately $18.0 million in research and development expenses, approximately $16.0 million is directly related to EDSIVOTM and approximately $1.9 million is directly related to ACER-001. Other research and development costs, such as legal and travel costs, have not been identified as directly attributable to a specific research and development project.

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

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities. Additionally, as we prepare for the filing of our application with the FDA we expect to begin to incur significant expenses associated with preparing for the commercial launch, if approved by the FDA, of EDSIVOTM, or “pre-commercial” costs.

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

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. There have been no material changes to our critical accounting policies during the three months ended March 31, 2018. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of our critical accounting policies and significant judgments and estimates.

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

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptor targets (the “Targets”) from the GPCR Target Pools of Anchor that we obtained the rights to in the March 20, 2015, acquisition of Anchor by Private Acer . IPRD was recorded at fair value in conjunction with the Anchor acquisition during 2015 and is an indefinite-lived intangible asset. As such, it is tested at least annually for impairment.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Research and development	$2,073,971	$3,033,539	$(959,568)	(32)%
General and administrative	1,917,030	333,529	1,583,501	475%
Other income (expense), net	7,397	(12,630)	20,027	(159)%
Net loss	(3,983,604)	(3,379,698)	(603,906)	18%

Research and Development Expenses

Research and development expense was approximately $2.1 million during the three months ended March 31, 2018, as compared to approximately $3.0 million during the three months ended March 31, 2017. This decrease of approximately $1.0 million was principally due to a decrease in spending for contract research, data licenses and manufacturing services relating to EDSIVOTM.  Research and development expense for the three months ended March 31, 2018, was comprised of approximately $2.2 million related to EDSIVOTM, which was offset by approximately net $93,000 resulting from a refund from a supplier related to ACER-001. Research and development expense for the three months ended March 31, 2017, was comprised of approximately $2.9 million related to EDSIVOTM and approximately $66,000 related to ACER-001.  Other research and development costs such as legal and travel costs have not been identified as directly attributable to a specific research and development project.

General and Administrative Expenses

General and administrative expense was approximately $1.9 million for the three months ended March 31, 2018 as compared to approximately $334,000 for the three months ended March 31, 2017. This increase of approximately $1.6 million was primarily due to an increase in pre-commercial costs, personnel costs, and legal related expenses.

Other Income (Expense), Net

Other income (expense), net of approximately $7,000 during the three months ended March 31, 2018 was primarily attributable to interest income, offset by foreign exchange transaction losses. Other expense, net of approximately $13,000 during the three months ended March 31, 2017 was primarily attributable to interest expense on convertible promissory notes payable.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2018, we have raised net cash proceeds of approximately $39.0 million, primarily from private placements of convertible preferred stock, common stock and debt financings. As of March 31, 2018, we had approximately $12.4 million in cash and cash equivalents. Our net loss was approximately $4.0 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of approximately $29.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The following table shows a summary of our cash flows for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(3,227,231)	$(2,072,929)
Investing activities	(9,752)	—
Financing activities	(38,747)	3,062,026
Net (decrease) increase in cash and cash equivalents	$(3,275,730)	$989,097

Operating Activities

Cash used in operating activities was approximately $3.2 million for the three months ended March 31, 2018, as compared to approximately $2.1 million for the three months ended March 31, 2017. The increase of approximately $1.1 million was principally the result of an increase in net loss due to increased operating expense as well as timing differences in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018, related to nominal purchases of computer equipment.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018, consisted of approximately $39,000 of residual costs related to our offering of common stock in December 2017. Net cash provided by financing activities during the three months ended March 31, 2017, consisted of net proceeds from the issuance of convertible notes payable.

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

As of March 31, 2018, we had approximately $12.4 million in cash and cash equivalents. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical development or potential regulatory approval.

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

Until we can generate a sufficient amount of revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances with partner companies. We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than the legacy sales agreement entered into on March 25, 2016 between the Registrant and IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.). This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering.  We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or pursuit of regulatory approval efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and, if applicable, market ourselves.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

See Note 5 to our unaudited condensed consolidated financial statements included in this report for a description of our litigation with Piper Jaffray & Co.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for rare and ultra-rare orphan diseases with significant unmet medical need. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2017, was $14.2 million and our net loss for the three months ended March 31, 2018 was $4.0 million. As of March 31, 2018, we had an accumulated deficit of $29.5 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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
•

experience any delays or encounter issues with the development and potential for regulatory approval of our clinical candidates such as safety issues, clinical trial enrollment delays, longer follow-up for planned studies, additional major studies or supportive studies necessary to support marketing approval.

Further, the net losses we incur will fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We will require substantial additional financing to obtain marketing approval and commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2018, we had an accumulated deficit of $29.5 million, cash and cash equivalents of $12.4 million and current liabilities aggregating $2.5 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the end of 2018. However, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report and thus there is substantial doubt about the Company’s ability to continue as a going concern within one year after such date.

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

We have not generated any revenues from commercial sales of any of our current product candidates, EDSIVOTM (for vascular Ehlers-Danlos syndrome, or vEDS) and ACER-001 (for urea cycle disorders, or UCD, and Maple Syrup Urine Disease, or MSUD). Our ability to generate product revenue depends upon our ability to successfully identify, develop and commercialize these product candidates or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

•	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•	achieve market acceptance for our approved products, if any;
•	establish, maintain and protect our intellectual property rights; and
•	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

Our auditors have expressed doubt in their audited financial report in respect of our 2017 fiscal year about our ability to continue as a going concern.

In their audited financial report in respect of our 2017 fiscal year, our independent registered public accounting firm included in its report an emphasis-of-a-matter indicating that the recurring losses from our operations raised a substantial doubt as to our ability to continue as a going concern. As of March 31, 2018, we had an accumulated deficit of $29.5 million, cash and cash equivalents of $12.4 million and current liabilities aggregating $2.5 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the end of 2018. However, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report. Moreover, we expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for, our product candidates. These matters raise substantial doubt about our ability to continue as a going concern. Because we have been issued an opinion by our independent registered public accounting firm that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors.  Unless we are able to raise additional capital, it is possible that the opinion of our independent registered public accounting firm on our audited financial report in respect of future years may include a similar going concern qualification.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002, or SOX, as well as rules and regulations implemented by the SEC and The Nasdaq Stock Market, or Nasdaq. Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by Nasdaq, have resulted in, and will continue to result in, increased costs as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, our independent registered public accounting firm may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls over financial reporting, especially in light of the fact that we currently have a very limited workforce. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business effectively. New rules could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the coverage that is the same or similar to our current coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers. We cannot predict or estimate the total amount of the costs we may incur or the timing of such costs to comply with these rules and regulations.

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

Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. We may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies worldwide. We may also consider joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. As a company, we have limited experience with acquiring other companies, or with acquiring products outside of the United States. Any cash acquisition we pursue would potentially divert the cash we have on our balance sheet from our present clinical development programs. Any stock acquisitions would dilute our stockholders’ ownership.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

None of our current product candidates have gained marketing approval in our target indications for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of a New Drug Application, or NDA, from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice, or cGMP, requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and good clinical practice, or cGCP.

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

As an organization, we have not yet completed any clinical trial and may be unable to do so efficiently or at all for our current product candidates or any product candidate we develop.

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

Agencies such as the FDA and national competition regulators in European countries regulate the promotion and uses of drugs not consistent with approved product labeling requirements. If we are found to have improperly promoted our current product candidates for uses beyond those that are approved, we may become subject to significant liability.

Regulatory authorities such as the FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as EDSIVOTM or ACER-001, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing healthcare legislation including the Affordable Care Act. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

As of March 31, 2018, we had ten full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working for us. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a significant amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. We currently maintain product liability insurance coverage in amounts we consider to be reasonable for our stage of development. We intend to monitor the amount of coverage we maintain as the size and design of our clinical trials evolve, and if we are successful in obtaining approval to commercialize any of our product candidates, and adjust the amount of coverage we maintain accordingly. However, there is no assurance that such insurance coverage will fully protect us against some or all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us.

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

Our internal computer systems, or those of our development collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer cybersecurity or other security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

We are involved in litigation that may be expensive and time consuming, and if resolved adversely, could harm our business, financial condition, or results of operations.

As described in Note 5 to our unaudited condensed consolidated financial statements included in this report, Piper Jaffray & Co. has filed a lawsuit against Private Acer alleging breach of contract. Defending against this lawsuit may be costly and may significantly divert the time and attention of our management from our operations. There can be no assurance that a favorable outcome will be obtained. A negative outcome, whether by final judgment or an unfavorable settlement, could result in payment of significant monetary damages and could adversely affect our financial condition and results of operations.

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the United States, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to the FDA in 1987, however, the NDA was withdrawn prior to review. However, celiprolol has been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. The novelty of this product candidate may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. There is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

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

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to conduct expensive pharmacoeconomic studies and provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. In addition to examining the medical necessity and cost-effectiveness of new products, coverage may be limited to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients, any of which could have an adverse effect on our revenues and profits. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or even if coverage is available, establish an adequate reimbursement rate. In addition, pricing of orphan and rare disease drug treatments is under increased pressure given the overall health care cost climate generally, and pricing of pharmaceutical products specifically.

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

Pharmaceutical technologies have undergone rapid and significant change, and we expect that they will continue to do so. As a result, there is significant risk that our product candidates may be rendered obsolete or uneconomical by new discoveries before we recover all or any expenses incurred in connection with their development. If our product candidates are rendered obsolete by advancements in pharmaceutical technologies, our business will suffer.

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

In April 2014, we entered into an agreement with Baylor College of Medicine pursuant to which we obtained an exclusive worldwide license to develop and commercialize NaPB (ACER-001) for treatment of MSUD. In August 2016, we entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou, or AP-HP, pursuant to which we obtained an exclusive worldwide right to access and use data from the Ong trial, which we intend to use to support an NDA filing for EDSIVOTM for the treatment of vEDS. Under each license agreement, we are subject to commercialization and development diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach any of these license agreements, the licensor may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. The loss of the licenses granted to us under our agreements with these licensors or the rights provided therein would prevent us from developing, manufacturing or marketing products covered by the license or subject to supply commitments, and could materially harm our business, financial condition, results of operations and prospects.

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

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or the patents of our licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States. In addition, potential infringers of our intellectual property rights may have substantially more resources than we do to defend their position, which could adversely affect the outcome of any such dispute.

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

The market price of our common stock could be subject to significant fluctuations. The market prices for securities of pharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like ours in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of significant changes in our business or operations;
•	the development status of any of our drug candidates, such as EDSIVOTM or ACER-001, including clinical study results and determinations by regulatory authorities with respect thereto;

•	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
•	our inability to obtain additional funding;
•	announcements of technological innovations, new commercial products or other material events by our competitors or by us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
•	regulatory developments in the United States and in foreign countries; or
•	dilutive effects of sales of shares of common stock by us or our shareholders, and sales of common stock acquired upon exercise or conversion by the holders of options.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our shareholders and cause the market price of our common stock to decline. An aggregate of 7,497,433 shares of common stock were outstanding as of March 31, 2018. As of such date, another (i) 526,100 shares of common stock were issuable upon exercise of outstanding options and (ii) 312,426 shares of common stock were issuable upon the exercise of outstanding warrants. On April 9, 2018, all outstanding and unexercised Series M warrant to purchase an aggregate of 301,452 shares of our common stock expired. A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain shareholders that exceeds fifty percentage points by value over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will now be subject to limitation and possibly elimination. It is possible that Private Acer’s net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our and Private Acer’s net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our or Private Acer’s net operating loss carryforwards and certain other tax attributes, which could increase our tax obligations and thus have a material adverse effect on cash flow and results of operations.

Because the ownership of our common stock is highly concentrated, it may prevent shareholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors and their affiliates beneficially own or control approximately 57% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These shareholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 5.Other Information.

Newton Lease

We entered into a Lease Agreement effective March 6, 2018 (the “Newton Lease”) with Commonwealth Development LLC, as trustee of the Gateway Realty Trust (the “Newton Landlord”). Pursuant to the Newton Lease, we have leased certain premises consisting of 2,760 square feet of office space located at One Gateway Center, Suite 351, 300 Washington Street, Newton, Massachusetts (the “Newton Premises”) to serve as our corporate headquarters. The term of the Newton Lease commences on October 1, 2018 and expires on September 30, 2021. We currently occupy the Newton Premises as a subtenant pursuant to a Sublease, dated October 16, 2017, with Bradley A. MacDonald, as sublandlord, which expires on September 30, 2018.

The Newton Lease provides for base rent as follows:

Month of Term Under Newton Lease	Monthly Base Rent
1 to 12	$ 8,480
13 to 24	$ 8,710
25 to 36	$ 8,940

In addition, we are required to share in certain taxes and operating expenses of the Newton Premises. Upon execution of the Newton Lease, we delivered a $17,880 security deposit to the Newton Landlord.

A copy of the Newton Lease is attached hereto as Exhibit 10.5 and incorporated herein by reference. The foregoing description of the Newton Lease is qualified in its entirety by reference to the full text of the Newton Lease.

Bend Lease

We entered into a Triple Net Lease (the “Bend Lease”) effective April 1, 2018 with Eastern Western Corp. (the “Bend Landlord”). Pursuant to the Bend Lease, we have leased certain premises consisting of 2,288 square feet of office space located at 1000 NW Wall Street, Suite 220, Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. The term of the Bend Lease commenced on April 1, 2018 and expires on March 31, 2021 (the “Bend Term”). We have an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

The Bend Lease provides for base rent as follows:

Month of Term Under Bend Lease	Monthly Base Rent
1 to 12	$ 4,004
13 to 24	$ 4,124
25 to 36	$ 4,248

In addition, we are required to share in certain taxes and operating expenses of the Bend Premises. Upon execution of the Bend Lease, we delivered a $2,500 security deposit to the Bend Landlord.

A copy of the Bend Lease is attached hereto as Exhibit 10.6 and incorporated herein by reference. The foregoing description of the Bend Lease is qualified in its entirety by reference to the full text of the Bend Lease.

Item 6.	Exhibits

Exhibit No.	Description

10.1+

Employment Agreement, dated February 22, 2018, by and between Acer Therapeutics Inc. and Chris Schelling (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018).

10.2+

Employment Agreement, dated February 22, 2018, by and between Acer Therapeutics Inc. and William Andrews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2018).

10.3+

Employment Agreement, dated February 22, 2018, by and between Acer Therapeutics Inc. and Harry Palmin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2018).

10.4+*	Employment Agreement, dated April 20, 2018, by and between Acer Therapeutics Inc. and Donald Joseph.

10.5*	Lease Agreement, dated March 6, 2018, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust.

10.6*	Triple Net Lease, dated April 1, 2018, by and between Acer Therapeutics Inc. and Eastern Western Corp.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: May 14, 2018	By:	/s/ Harry Palmin
Harry Palmin Chief Financial Officer (Principal Financial and Accounting Officer)