Form 10-Q
period 2018-06-30
Acer Therapeutics Inc.
filed 2018-08-13
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-33004

Acer Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	One Gateway Center, Suite 351 300 Washington Street	32-0426967
(State or other jurisdiction of	Newton, MA 02458	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive	Identification No.)
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

As of August 10, 2018, there were 10,052,988 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and six months ended June 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,343,773	$15,644,355
Prepaid expenses	571,173	881,887
Total current assets	8,914,946	16,526,242
Property and equipment, net	67,075	62,984
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	40,528	13,648
Total assets	$16,788,416	$24,368,741
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$861,071	$95,873
Accrued expenses	1,870,847	1,937,331
Total liabilities	2,731,918	2,033,204
Commitments
Stockholders’ equity:
Preferred stock, no par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value at June 30, 2018 and $0.01 par value at December 31, 2017; authorized 150,000,000 shares; 7,497,433 shares issued and outstanding at June 30, 2018 and December 31, 2017	750	74,974
Additional paid-in capital	48,426,494	47,812,215
Accumulated deficit	(34,370,746)	(25,551,652)
Total stockholders’ equity	14,056,498	22,335,537
Total liabilities, and stockholders’ equity	$16,788,416	$24,368,741

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,688,159	$1,857,856	$4,762,130	$4,891,395
General and administrative	2,227,947	1,156,494	4,144,977	1,490,023
Total operating expenses	4,916,106	3,014,350	8,907,107	6,381,418
Loss from operations	(4,916,106)	(3,014,350)	(8,907,107)	(6,381,418)
Other income (expense):
Interest income	36,555	1,425	67,245	1,826
Interest expense	—	(109,722)	—	(122,753)
Foreign currency transaction gain	44,061	—	20,768	—
Total other income (expense), net	80,616	(108,297)	88,013	(120,927)
Net loss	$(4,835,490)	$(3,122,647)	$(8,819,094)	$(6,502,345)
Net loss per share - basic and diluted	$(0.64)	$(1.29)	$(1.18)	$(2.65)
Weighted average common shares outstanding - basic and diluted	7,497,433	2,423,370	7,497,433	2,450,000

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,819,094)	$(6,502,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	122,753
Share-based compensation	578,802	30,619
Depreciation	11,041	1,810
Write-off of deferred financing costs	—	1,901
Changes in operating assets and liabilities
Prepaid expenses	310,714	46,393
Accounts payable	765,198	642,054
Accrued expenses	(66,484)	898,675
Other non-current assets	(26,880)	—
Net cash used in operating activities	(7,246,703)	(4,758,140)
Cash flows from investing activities:
Purchase of property and equipment	(15,132)	—
Net cash used in investing activities	(15,132)	—
Cash flows from financing activities:
Costs associated with the issuance of common stock	(38,747)	—
Deferred financing costs	—	(67,675)
Proceeds from convertible notes payable	—	5,500,000
Net cash (used in) provided by financing activities	(38,747)	5,432,325
Net (decrease) increase in cash and cash equivalents	(7,300,582)	674,185
Cash and cash equivalents, beginning of period	15,644,355	1,834,018
Cash and cash equivalents, end of period	$8,343,773	$2,508,203
Supplemental non-cash financing transactions:
Accretion of issuance costs on Series A Convertible Redeemable Preferred stock	$-	$7,420
Accretion of issuance costs on Series B Convertible Redeemable Preferred stock	$-	$18,254

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), formerly known as Opexa Therapeutics, Inc. (the “Registrant”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for patients with serious rare and ultra-rare diseases with critical unmet medical need. The Company’s late-stage clinical pipeline includes two candidates for severe genetic disorders: EDSIVO™ (celiprolol) for vascular Ehlers-Danlos syndrome (“vEDS”), and ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”). There are no FDA-approved drugs for vEDS and MSUD and limited options for UCD, which collectively impact approximately 7,000 patients in the United States. The Company’s products have clinical proof-of-concept and mechanistic differentiation, and it intends to seek approval for them in the U.S. by using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, or FFDCA, that allows an applicant to rely at least in part on third-party data for approval, which may expedite the preparation, submission, and approval of a marketing application.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

Merger and Reverse Stock Split

On September 19, 2017, the Registrant completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Registrant, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Registrant (the “Merger”). This transaction was approved by the Registrant’s stockholders at a special meeting of its stockholders on September 19, 2017. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Registrant effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Registrant changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers have been adjusted to reflect the Reverse Split.

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer, which is a pharmaceutical company that acquires, develops and intends to commercialize therapies for patients with serious rare and ultra-rare diseases with critical unmet medical need.

Delaware Reincorporation and Subsidiary Merger

On May 15, 2018, the Company changed its state of incorporation from the State of Texas to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated May 15, 2018.  The Company filed the following instruments on May 15, 2018 to effect the Reincorporation:  (i) a certificate of conversion with the Texas Secretary of State; (ii) a certificate of conversion with the Delaware Secretary of State; and (iii) a certificate of incorporation with the Delaware Secretary of State.  Pursuant to the plan of conversion, the Company also adopted new bylaws, which became effective with the Reincorporation.  The Reincorporation was approved by the Company’s stockholders at its annual meeting on May 14, 2018.  Immediately following the Reincorporation, the Company eliminated its holding company structure by merging its wholly-owned subsidiary Private Acer with and into the Company (the “Subsidiary Merger”).  The Company was the surviving corporation in connection with the Subsidiary Merger.  As the Delaware certificate of incorporation used the placeholder name of “Acer Reincorporation, Inc.” due to “Acer Therapeutics Inc.” already being in existence in Delaware as Private Acer, in connection with the Subsidiary Merger the Company changed its name to “Acer Therapeutics Inc.” pursuant to a certificate of ownership and merger filed with the Delaware Secretary of State on May 15, 2018. As a result of the reincorporation, the par value of the Company’s common stock was reduced to $0.0001 from $0.01.

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

The accompanying consolidated financial statements are of (i) Private Acer up to September 18, 2017, (ii) the Registrant and its wholly-owned subsidiary Private Acer for the period beginning on September 19, 2017, and (iii) the Registrant for the period beginning on May 15, 2018.

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

Going Concern Uncertainty

The accompanying financial statements for the three and six months ended June 20, 2018, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since inception and expects to continue to incur losses for the foreseeable future as it continues its development of, and seeks marketing approvals for, its product candidates.

The Company has historically relied on raising capital to finance its operations and may continue to rely on raising additional capital through public or private equity and/or debt financings in the future. There is no assurance, however, that the Company will be able to raise sufficient capital to fund its operations on terms that are acceptable, or that its operations will ever be profitable. Subsequent to quarter-end, on August 3, 2018, the Company completed a $46.0 million underwritten public offering, as described in Note 8 to these interim financial statements. As a result, the Company believes that its cash and cash equivalents currently on hand are sufficient to fund its anticipated operating and capital requirements into the first half of 2020.

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

The following assumptions were used to estimate the fair value of stock options granted during the six-month period ending June 30, 2018 using the Black-Scholes option pricing model. No options were granted during the three-month period ending June 30, 2017:

2018
Risk-free interest rate	2.35% - 2.98%
Expected life (years)	6.25
Volatility	60%
Dividend rate	0%

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Computer hardware and software	$27,908	$16,555
Leasehold improvements	7,648	7,968
Furniture and fixtures	46,602	42,503
Subtotal property and equipment, gross	82,158	67,026
Less accumulated depreciation	(15,083)	(4,042)
Property and equipment, net	$67,075	$62,984

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accrued license fees	$795,000	$817,578
Accrued pre-commercial costs	322,418	341,159
Accrued consulting	210,515	102,156
Accrued contract research	187,915	99,140
Accrued miscellaneous expenses	157,861	73,348
Accrued contract manufacturing	90,054	218,108
Accrued audit and tax	88,540	111,250
Accrued legal	18,544	174,592
	$1,870,847	$1,937,331

5.	COMMITMENTS

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

On September 27, 2017, Piper Jaffray & Co. (“Piper”) filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $67,496 in reimbursement for expenses incurred by Piper pursuant to the engagement letter.  On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing.  Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. The Company has not recorded a liability as of June 30, 2018, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

The Company’s total commitment for rent under the full term of the Newton Lease is $313,560. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises. Upon execution of the Newton Lease, the Company made a security deposit of $17,880 to the Newton Landlord, which was in addition to the deposit of $13,648, for the existing sublease which will be returned to the Company in September 2018.

Bend Lease

The Company entered into a Triple Net Lease (the “Bend Lease”) effective April 1, 2018 with Eastern Western Corp. (the “Bend Landlord”). Pursuant to the Bend Lease, the Company has leased certain premises consisting of 2,288 square feet of office space located at 1000 NW Wall Street, Suite 220, Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. The term of the Bend Lease commenced on April 1, 2018 and expires on March 31, 2021 (the “Bend Term”). The Company has an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

The Bend Lease provides for base rent as follows:

Month of Term Under Bend Lease	Monthly Base Rent
1 to 12	$ 4,004
13 to 24	$ 4,124
25 to 36	$ 4,248

The Company’s total remaining commitment at June 30, 2018 for rent under the Bend Lease is $136,500. In addition, the Company is required to share in certain taxes and operating expenses of the Bend Premises. Upon execution of the Bend Lease, the Company delivered a $2,500 security deposit to the Bend Landlord.

6.	STOCKHOLDERS’ EQUITY

2018 Stock Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”), adopted on May 14, 2018, provides for the grant of up to 500,000 shares of common stock as stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards and cash-based awards that may be settled in cash, stock or other property to employees, executive officers, directors, and consultants.

In addition to the 500,000 shares, the total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares that have been authorized for issuance under the 2018 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan.

The 2018 Plan is administered by the Company’s Board, which may in turn delegate authority to administer the plan to a committee such as the Compensation Committee, referred to herein as the 2018 Plan administrator. Subject to the terms of the 2018 Plan, the 2018 Plan administrator will determine recipients, the number of shares or amount of cash subject to awards to be granted, whether an option is to be an incentive stock options or non-incentive stock options and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the 2018 Plan administrator will also determine the exercise price of options granted under the 2018 Plan. The 2018 Plan expressly provides that, without the approval of the stockholders, the 2018 Plan administrator does not have the authority to reduce the exercise price of any outstanding stock options or stock appreciation rights under the 2018 Plan (except in connection with certain corporate transactions, such as stock splits, certain dividends, recapitalizations, reorganizations, mergers, spin-offs and the like), or cancel any outstanding underwater stock options or stock appreciation rights in exchange for cash or new stock awards under the 2018 Plan.

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control.  At June 30, 2018, 457,072 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan provides for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers.    Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years.     At June 30, 2018, all shares available under the 2010 Plan were subject to outstanding equity awards, and the Company does not intend to make any new awards under the 2010 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, as amended, which was assumed by the Company in connection with the Merger, provides for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. At June 30, 2018, all shares available under the 2013 Plan were subject to outstanding equity awards, and the Company does not intend to make any new awards under the 2013 Plan.

A summary of option activity under the 2018 Plan, 2010 Plan and 2013 Plan for the six months ended June 30, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	463,600	$11.23	9.5
Granted	202,500	$18.47
Options outstanding at June 30, 2018	666,100	$12.84	9.1	$5.7
Options exercisable at June 30, 2018	169,447	$4.22	8.0	$2.9

At June 30, 2018, there was approximately $4.1 million of unrecognized compensation expense related to the share-based compensation arrangements granted under all plans and the average remaining vesting period is 3.4 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2018 was $10.77. The amount of stock-based compensation expense recorded to research and development, and general and administrative is detailed in table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation
Research and development	$182,919	$8,592	$335,654	$18,385
General and administrative	143,508	6,151	243,148	12,234
	$326,427	$14,743	$578,802	$30,619

Warrants

A summary of warrant activity for the six months ended June 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding and exercisable at December 31, 2017	317,630	$123.61	0.54	—
Canceled/forfeited	(306,656)	$135.58
Outstanding and exercisable at June 30, 2018	10,974	$124.27	0.28	—

On January 23, 2018, all outstanding and unexercised Series J warrants to purchase an aggregate of 2,942 shares of common stock expired. On January 29, 2018, all outstanding and unexercised Series K warrants to purchase an aggregate of 2,262 shares of common stock expired. On April 9, 2018, all outstanding and unexercised Series M warrants to purchase an aggregate of 301,452 shares of common stock expired.

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

As of June 30, 2018 and 2017, the number of shares of common stock underlying potentially dilutive securities include:

	June 30,
	2018	2017
Convertible redeemable preferred stock	—	1,608,654
Convertible promissory notes	—	188,593
Warrants	10,974	—
Options to purchase common stock	666,100	122,000
Total	677,074	1,919,247

8.SUBSEQUENT EVENTS

On August 3, 2018, the Company completed an underwritten public offering of 2,555,555 shares of common stock, including 333,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $18.00 per share. The Company received aggregate net proceeds of approximately $42.5 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2018.  Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including EDSIVO™ (celiprolol) and ACER-001, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

•	the strategies, prospects, plans, expectations and objectives of management for future operations, including the anticipated timing of filings;
•	the progress, scope or duration of the development of product candidates or programs;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect our intellectual property rights;
•	our anticipated operations, financial position, costs or expenses;
•	statements regarding future economic conditions or performance;
•	statements concerning proposed new products, services or developments;
•	the expected benefits of and potential value created by the September 19, 2017 merger with Acer Therapeutics Inc., a Delaware corporation (the “Merger”), for our stockholders; and
•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

Merger and Reverse Stock Split

On September 19, 2017, Acer Therapeutics Inc., a Texas corporation, formerly known as Opexa Therapeutics, Inc. (the “Registrant”), completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Registrant, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Registrant (the “Merger”). This transaction was approved by the Registrant’s stockholders at a special meeting of its stockholders on September 19, 2017. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Registrant effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Registrant changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers in this report have been adjusted to reflect the Reverse Split.

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

Delaware Reincorporation and Subsidiary Merger

 On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated May 15, 2018.  We filed the following instruments on May 15, 2018 to effect the Reincorporation:  (i) a certificate of conversion with the Texas Secretary of State; (ii) a certificate of conversion with the Delaware Secretary of State; and (iii) a certificate of incorporation with the Delaware Secretary of State.  Pursuant to the plan of conversion, we also adopted new bylaws, which became effective with the Reincorporation.  The Reincorporation was approved by our stockholders at our annual meeting on May 14, 2018.  Immediately following the Reincorporation, we eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the Company (the “Subsidiary Merger”).  The Company was the surviving corporation in connection with the Subsidiary Merger.  As the Delaware certificate of incorporation used the placeholder name of “Acer Reincorporation, Inc.” due to “Acer Therapeutics Inc.” already being in existence in Delaware as Private Acer, in connection with the Subsidiary Merger the Company changed its name to “Acer Therapeutics Inc.” pursuant to a certificate of ownership and merger filed with the Delaware Secretary of State on May 15, 2018. As a result of the reincorporation, the par value of our common stock was reduced to $0.0001 from $0.01.

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

Since Private Acer’s inception in December 2013, we have spent a total of approximately $20.8 million in research and development expenses through June 30, 2018. Of the approximately $20.8 million in research and development expenses, approximately $18.2 million is directly related to EDSIVOTM and approximately $2.5 million is directly related to ACER-001. Other research and development costs, such as travel costs, have not been identified as directly attributable to a specific research and development project.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; as well as professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities. Additionally, as we prepare for the filing of our application with the FDA we expect to begin to incur significant expenses associated with preparing for the commercial launch, if approved by the FDA, of EDSIVOTM, or “pre-commercial” costs.

We expect to incur significant additional costs associated with being a publicly-traded company. These increases will likely include additional employees-related expenses, legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums.

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

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. There have been no material changes to our critical accounting policies during the six months ended June 30, 2018. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of our critical accounting policies and significant judgments and estimates.

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

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptor targets (the “Targets”) from the GPCR Target Pools of Anchor that we obtained the rights to in the March 20, 2015, acquisition of Anchor by Private Acer. IPRD was recorded at fair value in conjunction with the Anchor acquisition during 2015 and is an indefinite-lived intangible asset. As such, it is tested at least annually for impairment.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted to employees and members of our board of directors under our 2018 Stock Incentive Plan, 2013 Stock Incentive Plan, as amended, and our 2010 Stock Incentive Plan, as amended and restated, by estimating the fair value of each stock option or award on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense on a straight-line basis over the vesting term.

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

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Research and development	$2,688,159	$1,857,856	$830,303	45%
General and administrative	2,227,947	1,156,494	1,071,453	93%
Other income (expense), net	80,616	(108,297)	188,913	(174)%
Net loss	(4,835,490)	(3,122,647)	(1,712,843)	55%

Research and Development Expenses

Research and development expense was approximately $2.7 million during the three months ended June 30, 2018, as compared to approximately $1.9 million during the three months ended June 30, 2017. This increase of approximately $0.8 million was principally due to an increase in spending for regulatory consulting, employee costs, and contract research, partially offset by a decrease in manufacturing services, all relating to EDSIVOTM.  Research and development expense for the three months ended June 30, 2018, was comprised of approximately $2.4 million related to EDSIVOTM, and $0.3 million related to ACER-001. Research and development expense for the three months ended June 30, 2017, was comprised of approximately $1.6 million related to EDSIVOTM and approximately $0.1 million related to ACER-001.  Other research and development costs such as legal and travel costs have not been identified as directly attributable to a specific research and development project.

General and Administrative Expenses

General and administrative expense was approximately $2.2 million for the three months ended June 30, 2018 as compared to approximately $1.2 million for the three months ended June 30, 2017. This increase of approximately $1.0 million was primarily due to an increase in pre-commercial costs, and personnel costs, partially offset by lower legal and consulting related expenses.

Other Income (Expense), Net

Other income (expense), net of approximately $0.1 million during the three months ended June 30, 2018, was primarily attributable to interest income and foreign exchange transaction gains. Other expense, net of approximately $0.1 million during the three months ended June 30, 2017, was primarily attributable to interest expense on convertible promissory notes payable.

Comparison of the six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Research and development	$4,762,130	$4,891,395	$(129,265)	(3)%
General and administrative	4,144,977	1,490,023	2,654,954	178%
Other income (expense), net	88,013	(120,927)	208,940	(173)%
Net loss	(8,819,094)	(6,502,345)	(2,316,749)	36%

Research and Development Expenses

Research and development expense was approximately $4.8 million during the six months ended June 30, 2018, as compared to approximately $4.9 million during the six months ended June 30, 2017. This net decrease of approximately $0.1 million was principally due to a decrease in spending for contract research, data licenses and manufacturing services relating to EDSIVOTM, offset by increases in regulatory consulting and employee costs. Research and development expense for the six months ended June 30, 2018, was comprised of approximately $4.6 million related to EDSIVOTM, and approximately $0.2 million related to ACER-001. Research and development expense for the six months ended June 30, 2017, was comprised of approximately $4.3 million related to EDSIVOTM and approximately $0.2 million related to ACER-001.  Other research and development costs such as travel costs have not been identified as directly attributable to a specific research and development project.

General and Administrative Expenses

General and administrative expense was approximately $4.1 million for the six months ended June 30, 2018 as compared to approximately $1.5 million for the six months ended June 30, 2017. This increase of approximately $2.6 million was primarily due to an increase in pre-commercial costs, personnel costs, and legal expenses.

Other Income (Expense), Net

Other income, net of approximately $0.1 million during the six months ended June 30, 2018 was primarily attributable to interest income and foreign exchange transaction gains. Other expense, net of approximately $0.1 million during the six months ended June 30, 2017 was primarily attributable to interest expense on convertible promissory notes payable.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2018, we have raised net cash proceeds of approximately $39.0 million, primarily from private placements of convertible preferred stock, common stock and debt financings. As of June 30, 2018, we had approximately $8.3 million in cash and cash equivalents. Our net loss was approximately $4.8 million and $8.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had an accumulated deficit of approximately $34.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.  Subsequent to quarter end, on August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock, including 333,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.5 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.5 million.

The following table shows a summary of our cash flows for the six months ended June 30, 2018, and 2017:

	Six Months Ended June 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(7,246,703)	$(4,758,140)
Investing activities	(15,132)	—
Financing activities	(38,747)	5,432,325
Net (decrease) increase in cash and cash equivalents	$(7,300,582)	$674,185

Operating Activities

Cash used in operating activities was approximately $7.2 million for the six months ended June 30, 2018, as compared to approximately $4.8 million for the six months ended June 30, 2017. The increase of approximately $2.4 million was principally the result of an increase in net loss due to increased operating expense as well as timing differences in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018, related to nominal purchases of computer equipment.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2018, consisted of approximately $39,000 of residual costs related to our offering of common stock in December 2017. Net cash provided by financing activities during the six months ended June 30, 2017, consisted of net proceeds from the issuance of convertible notes payable.

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

As of June 30, 2018, we had approximately $8.3 million in cash and cash equivalents, and we received approximately $42.5 million in aggregate net proceeds upon completing an underwritten public offering of common stock on August 3, 2018. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements into the first half of 2020.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	the number of programs we pursue;
•	the costs associated with filing, outcome, and timing of regulatory approvals;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs and timing of having clinical supplies of our product candidates manufactured;
•	the initiation and progress of pre-clinical studies and clinical trials for our product candidates;
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•	our ability to obtain adequate levels of financing to meet our operating plan; and

•	the costs involved in patent filing, prosecution, and enforcement.

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

Until we can generate a sufficient amount of revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances with partner companies. We do not maintain any external lines of credit or have any sources of debt or equity capital committed for funding, other than the legacy sales agreement entered into on March 25, 2016 between the Registrant and IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.). This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering.  We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or pursuit of regulatory approval efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and, if applicable, market ourselves.

Contractual Commitments

License Agreements

In August 2016, Private Acer entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou, or AP-HP, granting it the exclusive worldwide rights to access and use data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS. We intend to use this pivotal clinical data to support an NDA filing for EDSIVOTM for the treatment of vEDS. The agreement requires us to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay royalties on net sales of celiprolol over the royalty term.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

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

We are a development-stage pharmaceutical company with a limited operating history. On September 19, 2017, we completed the reverse merger, or the Merger, with Acer Therapeutics Inc., a Delaware corporation, or Private Acer, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among Private Acer, ourselves and Opexa Merger Sub, Inc. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, we effected a 1-for-10.355527 reverse stock split of our common stock and changed our name to “Acer Therapeutics Inc.” On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion.  We also eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the parent company, with the parent company being the surviving entity.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for rare and ultra-rare orphan diseases with significant unmet medical need. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2017, was $14.2 million and our net loss for the six months ended June 30, 2018 was $8.8 million. As of June 30, 2018, we had an accumulated deficit of $34.4 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we conduct clinical trials and continue to develop our product candidates. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval. We may also invest in acquiring or in-licensing additional product candidates to expand our pipeline.

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
•

launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force and medical affairs, marketing and distribution infrastructure;

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

We may require additional financing to obtain marketing approval and commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2018, we had an accumulated deficit of $34.4 million, cash and cash equivalents of $8.3 million and current liabilities aggregating $2.7 million. Subsequent to quarter-end, we received approximately $42.5 million in aggregate net proceeds upon completing an underwritten public offering of common stock on August 3, 2018. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements into the first half of 2020.

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

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In their audited financial report in respect of our 2017 fiscal year, our independent registered public accounting firm included in its report an emphasis-of-a-matter indicating that the recurring losses from our operations raised a substantial doubt as to our ability to continue as a going concern. As of June 30, 2018, we had an accumulated deficit of $34.4 million, cash and cash equivalents of $8.3 million and current liabilities aggregating $2.7 million. Subsequent to quarter-end, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share and received aggregate net proceeds of approximately $42.5 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.5 million. Based on available resources, we believe that our cash and cash equivalents currently on hand, including the proceeds from this offering, will be sufficient to fund our anticipated operating and capital requirements into the first half of 2020. We expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for, our product candidates. We have historically relied on raising capital to finance our operations and may continue to do so in the future. While mitigated by the recent financing, it is also possible that the opinion of our independent registered public accounting firm on our audited financial report in respect of future years may include a similar going concern qualification.

Funding from our ATM facility may be limited or unavailable.

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

None of our current product candidates have gained marketing approval in our target indications for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the United States without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of any clinical trials we conduct or rely upon for regulatory approval;
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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of a New Drug Application, or NDA, from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice, or cGMP, requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice, or cGCP.

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

If we are unable to submit an application for approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

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

Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including current Good Laboratory Practice, or cGLP, an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in experimental animals may result in findings that may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may even lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable cGLP standards or misconduct during the course of preclinical trials may invalidate the data and require one or more studies to be repeated or additional testing to be conducted.

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

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. In addition, the design of a clinical trial can determine whether our results will support approval of a product or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have not yet conducted any clinical trials, we have limited experience in designing clinical trials and thus may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

As of June 30, 2018, we had ten full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working with us. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a significant amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible for certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make arbitrary decisions as to whether to offer contracts or make grants, to whom the contracts or grants may or will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

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

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to the FDA in 1987, however, the NDA was withdrawn prior to review. Celiprolol has, however, been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. The novelty of this product candidate may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. There is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

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

We have never commercialized a product candidate, and we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

We have orphan drug exclusivity designation in the United States for EDSIVOTM for vEDS and ACER-001 for MSUD. We expect to seek orphan drug exclusivity from the European Medicines Agency, or the EMA, for ACER-001 for MSUD, however, there can be no assurance that we will be successful. If we are unable to maintain our current orphan drug exclusivity or are unable to secure orphan status in Europe for ACER-001 for MSUD, it may have a material negative effect on our business.

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

Our commercial success will depend in part on our ability to obtain patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

While we are responsible for and have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling EDSIVOTM and ACER-001, we may lose any such rights if we decide to allow any licensed patent to lapse. If we fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The market price of our common stock could be subject to significant fluctuations. The market prices for securities of pharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like ours in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of significant changes in our business or operations;
•	the development status of any of our drug candidates, such as EDSIVOTM or ACER-001, including clinical study results and determinations by regulatory authorities with respect thereto;

•	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
•	our inability to obtain additional funding;
•	announcements of technological innovations, new commercial products or other material events by our competitors or by us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
•	regulatory developments in the United States and in foreign countries; or
•	dilutive effects of sales of shares of common stock by us or our stockholders, and sales of common stock acquired upon exercise or conversion by the holders of options.

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

Our charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined by our board of directors without stockholder approval. Our preferred stock could be utilized as a method of discouraging, delaying, or preventing a change in control and as a method of preventing stockholders from receiving a premium for their shares in connection with a change of control.

Future sales of our securities could cause dilution, and the sale of such securities, or the perception that such sales may occur, could cause the price of our stock to fall.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 7,497,433 shares of common stock were outstanding as of June 30, 2018. As of such date, another (i) 666,100 shares of common stock were issuable upon exercise of outstanding options and (ii) 10,974 shares of common stock were issuable upon the exercise of outstanding warrants. Subsequent to quarter end, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share which was completed on August 3, 2018. A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for some of our product candidates, including ACER-001 in UCD and MSUD, or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

Our charter allows us to issue up to 150,000,000 shares of common stock and to issue and designate the rights of, without stockholder approval, up to 10,000,000 shares of preferred stock. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock at prices that may not be the same as the price per share paid by other investors, and dilution to our stockholders could result. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by other investors.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash, including the net proceeds from our August 3, 2018 underwritten public offering of common stock, to continue the development of our drug candidates, such as EDSIVOTM and ACER-001, to seek regulatory approval for EDSIVO™, and to invest in pre-commercial activities for EDSIVO™. We may also use our available cash to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property. Depending on future developments and circumstances, we may use some of our available cash for other purposes which may have the potential to decrease our cash runway. Notwithstanding our current intentions regarding use of our available cash, our management will have significant flexibility with respect to such use. The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts. Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

Because the Merger resulted in an ownership change under Section 382 of the Internal Revenue Code, our pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitation or elimination. The net operating loss carryforwards and certain other tax attributes of Private Acer may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, or Section 382, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points by value over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will now be subject to limitation and possibly elimination. It is possible that Private Acer’s net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our and Private Acer’s net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our or Private Acer’s net operating loss carryforwards and certain other tax attributes, which could increase our tax obligations and thus have a material adverse effect on cash flow and results of operations.

Because the ownership of our common stock is highly concentrated, it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors and their affiliates beneficially own or control approximately 45% of the outstanding shares of our common stock, after taking into account the 2,555,555 shares of common stock issued in our August 3, 2018 underwritten public offering. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage, delay or prevent an acquisition attempt or change in control of our company that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may delay or prevent an acquisition or change in control of our company. Among other things, these provisions:

•

authorize the board of directors to issue, without stockholder approval, blank-check preferred stock that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that is not approved by the board of directors;

•	establish advance notice requirements for stockholder nominations of directors and for stockholder proposals that can be acted on at stockholder meetings;
•	limit who may call stockholder meetings;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even if less than a quorum;
•	require a super-majority of votes to amend certain amendments to our charter as well as to amend our bylaws generally; and
•

authorize us to indemnify officers and directors against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

Further, as a Delaware corporation, we are also subject to provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers.  Section 203 generally prohibits us from engaging in a business combination with an interested stockholder subject to certain exceptions.

These anti-takeover provisions and other provisions under Delaware law, our charter and our bylaws could discourage, delay or prevent a transaction involving an acquisition attempt or a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholder to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is more convenient or favorable for disputes with us or our directors, officers or other employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•	any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law; or
•	any action asserting a claim against us governed by the internal affairs doctrine.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is more convenient or favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations

Item 6.	Exhibits
Exhibit No.	Description
2.1	Plan of Conversion, dated May 15, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.1	Certificate of Conversion, as filed with the Texas Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.3

Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.4	Bylaws, effective May 15, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8‑K filed on May 15, 2018).

3.5

Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

10.1+

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2018).

10.2+	Acer Therapeutics Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2018).

10.3+

Form of Notice of Stock Option Grant and Stock Option Agreement for option awards to be made under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.6 to the Company’s registration statement on Form S-8 filed on May 15, 2018).

10.4+

Employment Agreement, dated April 20, 2018, by and between Acer Therapeutics Inc. and Donald Joseph (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.5

Lease Agreement, dated March 6, 2018, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.6

Triple Net Lease, dated April 1, 2018, by and between Acer Therapeutics Inc. and Eastern Western Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: August 13, 2018	By:	/s/ Harry Palmin
Harry Palmin Chief Financial Officer (Principal Financial and Accounting Officer)