Form 10-Q
period 2018-09-30
Acer Therapeutics Inc.
filed 2018-11-09
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

As of October 31, 2018, there were 10,052,988 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and nine months ended September 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$46,185,410	$15,644,355
Prepaid expenses	1,144,094	881,887
Total current assets	47,329,504	16,526,242
Property and equipment, net	131,288	62,984
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	34,028	13,648
Total assets	$55,260,687	$24,368,741
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$595,438	$95,873
Accrued expenses	1,559,519	1,937,331
Total liabilities	2,154,957	2,033,204
Commitments (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value at September 30, 2018 and no par value at December 31, 2017; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value at September 30, 2018 and $0.01 par value at December 31, 2017; authorized 150,000,000 shares; 10,052,988 and 7,497,433 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,005	74,974
Additional paid-in capital	91,440,982	47,812,215
Accumulated deficit	(38,336,257)	(25,551,652)
Total stockholders’ equity	53,105,730	22,335,537
Total liabilities and stockholders’ equity	$55,260,687	$24,368,741

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$2,377,916	$2,057,421	$7,140,046	$6,948,816
General and administrative	1,729,446	1,302,401	5,874,423	2,792,424
Total operating expenses	4,107,362	3,359,822	13,014,469	9,741,240
Loss from operations	(4,107,362)	(3,359,822)	(13,014,469)	(9,741,240)
Other income (expense):
Interest income	138,671	2,993	205,916	4,819
Interest expense	—	(120,229)	—	(242,982)
Loss on disposal of asset	—	(967)	—	(967)
Foreign currency transaction gain	3,180	—	23,948	—
Total other income (expense), net	141,851	(118,203)	229,864	(239,130)
Net loss	$(3,965,511)	$(3,478,025)	$(12,784,605)	$(9,980,370)
Net loss per share - basic and diluted	$(0.43)	$(1.09)	$(1.59)	$(3.69)
Weighted average common shares outstanding - basic and diluted	9,136,321	3,199,796	8,049,732	2,702,678

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,784,605)	$(9,980,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	242,982
Share-based compensation	931,517	136,617
Depreciation	16,624	2,711
Loss on disposal of property and equipment	—	967
Write-off of deferred financing costs	—	1,901
Changes in operating assets and liabilities
Prepaid expenses	(262,207)	(291,703)
Accounts payable	499,566	156,029
Accrued expenses	(377,813)	(157,890)
Other non-current assets	(20,380)	—
Net cash used in operating activities	(11,997,298)	(9,888,756)
Cash flows from investing activities:
Cash acquired in Merger, net of payment in lieu of fractional shares	—	1,030,123
Purchase of property and equipment	(84,928)	(2,523)
Net cash (used in) provided by investing activities	(84,928)	1,027,600
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	42,623,281	10,000,000
Deferred financing costs	—	(68,530)
Proceeds from convertible notes payable	—	5,500,000
Net cash provided by financing activities	42,623,281	15,431,470
Net increase in cash and cash equivalents	30,541,055	6,570,314
Cash and cash equivalents, beginning of period	15,644,355	1,834,018
Cash and cash equivalents, end of period	$46,185,410	$8,404,332
Supplemental non-cash financing transactions:
Accretion of issuance costs on Series A Convertible Redeemable Preferred stock	$—	$51,943
Accretion of issuance costs on Series B Convertible Redeemable Preferred stock	$—	$127,780
Conversion of Series A Convertible Redeemable Preferred stock to common stock	$—	$4,166,164
Conversion of Series B Convertible Redeemable Preferred stock to common stock	$—	$8,149,995
Conversion of convertible notes payable and accrued interest to common stock	$—	$5,674,452
Issuance of common stock in Merger (Note 1)	$—	$6,978,916

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

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

Basis of Presentation

Accounting principles generally accepted in the United States (GAAP) require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the Merger was accounted for as a reverse acquisition whereby Private Acer was treated as the acquirer for accounting and financial reporting purposes. Private Acer was incorporated on December 26, 2013, as part of a reorganization whereby Acer Therapeutics, LLC was converted into a corporation organized under the laws of the State of Delaware.

The accompanying condensed consolidated financial statements are of (i) Private Acer up to September 18, 2017, (ii) the Registrant and its wholly-owned subsidiary Private Acer for the period beginning on September 19, 2017, and (iii) the Registrant for the period beginning on May 15, 2018.

All intercompany balances and transactions have been eliminated in consolidation. These condensed consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2018, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The accompanying condensed consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position as of September 30, 2018, the results of operations for the three and nine months ended September 30, 2018 and 2017, and the cash flows for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its 2017 Annual Report on Form 10-K.

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

The following assumptions were used to estimate the fair value of stock options granted during the nine-month period ending September 30, 2018 and 2017 using the Black-Scholes option pricing model:

	2018	2017
Risk-free interest rate	2.35% - 2.98%	1.83%
Expected life (years)	6.25	5.75
Volatility	60%	60%
Dividend rate	0%	0%

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include the accounting for acquisitions, stock-based compensation, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting. The purpose of this amendment is to address aspects of the accounting for nonemployee share-based payment transactions. The amendments in this ASU are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company does not believe that this guidance will have a material impact on its consolidated results of operations, financial position or disclosures.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Computer hardware and software	$46,564	$16,555
Leasehold improvements	7,648	7,968
Furniture and fixtures	97,742	42,503
Subtotal property and equipment, gross	151,954	67,026
Less accumulated depreciation	(20,666)	(4,042)
Property and equipment, net	$131,288	$62,984

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Accrued license fees	$791,820	$817,578
Accrued pre-commercial costs	—	341,159
Accrued consulting	205,290	102,156
Accrued contract research	137,318	99,140
Accrued miscellaneous expenses	51,394	73,348
Accrued contract manufacturing	91,363	218,108
Accrued audit and tax	142,715	111,250
Accrued legal	139,619	174,592
	$1,559,519	$1,937,331

5.	COMMITMENTS

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

On September 27, 2017, Piper Jaffray & Co. (“Piper”) filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $67,496 in reimbursement for expenses incurred by Piper pursuant to the engagement letter.  On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing.  Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. The Company has not recorded a liability as of September 30, 2018, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

The Company’s remaining commitment for rent under the Newton Lease is $313,560. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises.

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

The Company’s remaining commitment at September 30, 2018 for rent under the Bend Lease is $124,488. In addition, the Company is required to share in certain taxes and operating expenses of the Bend Premises.

License Agreement

On August 3, 2016, Private Acer entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) whereby the Company acquired the exclusive worldwide rights to access and use pivotal clinical trial data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS patients. The Company is using this data to support its submission of a new drug application (“NDA”) for EDSIVOTM for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay low single digit percent royalties on net sales of celiprolol over the royalty term.

On September 19, 2018, the Company entered into a License Agreement for Development and Exploitation with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI).  Pursuant to the agreement, the Company will reimburse AP-HP for certain costs and will pay annual maintenance fee payments.  Subject to a minimum royalty amount, the Company will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, the Company will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. The term of the agreement expires on a country-by-country basis upon the later of (a) 15 years after the first commercial sale of celiprolol in any country in which there is no valid claim of a licensed patent, and (b) upon the last to occur of (i) expiration or invalidation of the last valid claim in any country, (ii) expiration of the supplementary protection certificates granted to celiprolol and (iii) expiration of the market exclusivity period conferred by obtaining an AMM orpheline (orphan Marketing Authorization), a PUMA (Paediatric Use Marketing Authorization) or U.S. FDA orphan drug designation. The Company may terminate the agreement in its sole discretion upon written notice to AP-HP, and AP-HP may terminate the agreement in the event the Company fails to make the required payments after notice and opportunity to cure.  Additionally, the agreement will terminate if the Company terminates clinical development, marketing approval is withdrawn by the health or regulatory authorities in all countries, the Company ceases to do business or there is a procedure of winding-up by court decision against the Company. The Company subsequently filed three U.S. patent applications on this subject matter in October 2018.

On April 4, 2014, Private Acer obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, the Company has worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires the Company to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay royalties on net sales of any developed product over the royalty term.

6.	STOCKHOLDERS’ EQUITY

Underwritten Public Offering

On August 3, 2018, the Company completed an underwritten public offering of 2,555,555 shares of common stock, including 333,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $18.00 per share. The Company received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control.  At September 30, 2018, 372,072 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, as amended, which was assumed by the Company in connection with the Merger, provides for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. At September 30, 2018, all shares available under the 2013 Plan were subject to outstanding equity awards, and the Company does not intend to make any new awards under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan provides for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. At September 30, 2018, all shares available under the 2010 Plan were subject to outstanding equity awards, and the Company does not intend to make any new awards under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan and 2010 Plan for the nine months ended September 30, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2017	463,600	$11.23	9.5
Granted	287,500	$21.13
Options outstanding at September 30, 2018	751,100	$15.02	9.0	$11.9
Options exercisable at September 30, 2018	170,947	$4.32	7.7	$4.5

At September 30, 2018, there was approximately $5.2 million of unrecognized compensation expense related to the share-based compensation arrangements granted under all plans and the average remaining vesting period was 3.4 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2018 was $12.36. The amount of stock-based compensation expense recorded to research and development and to general and administrative is detailed in table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation
Research and development	$179,930	$99,847	$515,584	$118,233
General and administrative	172,786	6,151	415,933	18,384
	$352,716	$105,998	$931,517	$136,617

Warrants

A summary of warrant activity for the nine months ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding and exercisable at December 31, 2017	317,630	$123.61	0.54	—
Canceled/forfeited	(306,656)	$135.58
Outstanding and exercisable at September 30, 2018	10,974	$124.27	0.02	—

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

As of September 30, 2018 and 2017, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	September 30,
	2018	2017
Warrants	10,974	317,630
Options to purchase common stock	751,100	165,000
Total	762,074	482,630

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2018.  Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2017.

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

Since Private Acer’s inception in December 2013, we have spent a total of approximately $23.2 million in research and development expenses through September 30, 2018. Of the approximately $23.2 million in research and development expenses, approximately $20.3 million is directly related to EDSIVOTM and approximately $2.6 million is directly related to ACER-001. Other research and development costs, such as travel costs, have not been identified as directly attributable to a specific research and development project.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; as well as professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities. Additionally, in support of our submission of a new drug application (“NDA”) for EDSIVOTM for the treatment of vEDS, we expect to begin to incur significant expenses associated with preparing for the commercial launch, if approved by the FDA, of EDSIVOTM, or “pre-commercial” costs.

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

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2018. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of our critical accounting policies and significant judgments and estimates.

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

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Research and development	$2,377,916	$2,057,421	$320,495	16%
General and administrative	1,729,446	1,302,401	427,045	33%
Other income (expense), net	141,851	(118,203)	260,054	(220)%
Net loss	(3,965,511)	(3,478,025)	(487,486)	14%

Research and Development Expenses

Research and development expense was approximately $2.4 million during the three months ended September 30, 2018, as compared to approximately $2.1 million during the three months ended September 30, 2017. This increase of approximately $0.3 million was principally due to an increase in spending for employee-related costs and regulatory consulting, partially offset by a decrease in contract research and manufacturing services, all relating to EDSIVOTM.  Research and development expense for the three months ended September 30, 2018, was comprised of approximately $2.2 million related to EDSIVOTM, and $0.2 million related to ACER-001. Research and development expense for the three months ended September 30, 2017, was comprised of approximately $1.9 million related to EDSIVOTM and approximately $0.1 million related to ACER-001.  Other research and development costs that have not been identified as directly attributable to a specific research and development project make up the balance of spending in this category.

General and Administrative Expenses

General and administrative expense was approximately $1.7 million for the three months ended September 30, 2018 as compared to approximately $1.3 million for the three months ended September 30, 2017. This increase of approximately $0.4 million was primarily due to an increase in employee-related costs, and pre-commercial costs, partially offset by lower legal and consulting related expenses.

Other Income (Expense), Net

Other income, net of approximately $0.1 million during the three months ended September 30, 2018, was primarily attributable to interest income and foreign exchange transaction gains. Other expense, net of approximately $0.1 million during the three months ended September 30, 2017, was primarily attributable to interest expense on convertible promissory notes payable.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Research and development	$7,140,046	$6,948,816	$191,230	3%
General and administrative	5,874,423	2,792,424	3,081,999	110%
Other income (expense), net	229,864	(239,130)	468,994	(196)%
Net loss	(12,784,605)	(9,980,370)	(2,804,235)	28%

Research and Development Expenses

Research and development expense was approximately $7.1 million during the nine months ended September 30, 2018, as compared to approximately $6.9 million during the nine months ended September 30, 2017. This net increase of approximately $0.2 million was principally due to an increase in spending for employee-related costs and regulatory consulting, offset by reductions in spending for contract research and manufacturing services, all relating to EDSIVOTM. Research and development expense for the nine months ended September 30, 2018, was comprised of approximately $6.7 million related to EDSIVOTM, and approximately $0.3 million related to ACER-001. Research and development expense for the nine months ended September 30, 2017, was comprised of approximately $6.5 million related to EDSIVOTM and approximately $0.3 million related to ACER-001.  Other research and development costs that have not been identified as directly attributable to a specific research and development project make up the balance of spending in this category.

General and Administrative Expenses

General and administrative expense was approximately $5.9 million for the nine months ended September 30, 2018 as compared to approximately $2.8 million for the nine months ended September 30, 2017. This increase of approximately $3.1 million was primarily due to an increase in employee-related costs and pre-commercial costs, slightly offset by a decrease in legal expenses.

Other Income (Expense), Net

Other income, net of approximately $0.2 million during the nine months ended September 30, 2018 was primarily attributable to interest income and foreign exchange transaction gains. Other expense, net of approximately $0.2 million during the nine months ended September 30, 2017 was primarily attributable to interest expense on convertible promissory notes payable.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2018, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. On August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock, including 333,333 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares to cover over-allotments, at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. As of September 30, 2018, we had approximately $46.2 million in cash and cash equivalents. Our net loss was approximately $4.0 million and $12.8 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had an accumulated deficit of approximately $38.3 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the nine months ended September 30, 2018, and 2017:

	Nine Months Ended September 30,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(11,997,298)	$(9,888,756)
Investing activities	(84,928)	1,027,600
Financing activities	42,623,281	15,431,470
Net increase in cash and cash equivalents	$30,541,055	$6,570,314

Operating Activities

Cash used in operating activities was approximately $12.0 million for the nine months ended September 30, 2018, as compared to approximately $9.9 million for the nine months ended September 30, 2017. The increase of approximately $2.1 million was principally the result of an increase in net loss due to increased operating expense adjusted for non-cash items such as stock based compensation.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018, related to nominal purchases of computer equipment, and furniture and equipment. Net cash provided by investing activities during the nine months ended September 30, 2017, related to cash acquired in the Merger.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018, consisted of approximately $42.7 of net proceeds from our offering of common stock in August 2018 offset by approximately $0.1 million of offering costs related to our December 2018 offering. Net cash provided by financing activities during the nine months ended September 30, 2017 consisted of $10.0 million from the issuance of common stock and $5.5 million from the issuance of convertible notes payable (which, together with $ 0.2million of accrued interest, was converted into common stock).

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

As of September 30, 2018, we had approximately $46.2 million in cash and cash equivalents. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements into the first half of 2020.

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

Contractual Commitments

License Agreements

In August 2016, Private Acer entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) whereby we acquired the exclusive worldwide rights to access and use pivotal clinical trial data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS patients. We are using this pivotal clinical data to support our NDA filing for EDSIVOTM for the treatment of vEDS. The agreement requires us to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay low single digit percent royalties on net sales of celiprolol over the royalty term.

In September 2018, we entered into an additional agreement with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including i) the use of celiprolol during pregnancy, (ii) the optimal dose of celiprolol in treating vascular Ehlers-Danlos syndrome (“vEDS”) patients and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, we will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, we will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, we will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. The term of the agreement expires on a country-by-country basis upon the later of (a) 15 years after the first commercial sale of celiprolol in any country in which there is no valid claim of a licensed patent, and (b) upon the last to occur of (i) expiration or invalidation of the last valid claim in any country, (ii) expiration of the supplementary protection certificates granted to celiprolol and (iii) expiration of the market exclusivity period conferred by obtaining an AMM orpheline (orphan Marketing Authorization), a PUMA (Paediatric Use Marketing Authorization) or U.S. FDA orphan drug designation. We may terminate the agreement in our sole discretion upon written notice to AP-HP, and AP-HP may terminate the agreement in the event we fail to make the required payments after notice and opportunity to cure. Additionally, the agreement will terminate if we terminate clinical development, marketing approval is withdrawn by the health or regulatory authorities in all countries, we cease to do business or there is a procedure of winding-up by court decision against us. We subsequently filed three U.S. patent applications on this subject matter in October 2018.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2018, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

We are a development-stage pharmaceutical company with a limited operating history. On September 19, 2017, we completed the reverse merger, or the Merger, with Acer Therapeutics Inc., a Delaware corporation, or Private Acer, in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among Private Acer, ourselves and Opexa Merger Sub, Inc. Also, on September 19, 2017, in connection with, and prior to the completion of, the Merger, we effected a 1-for-10.355527 reverse stock split of our common stock and changed our name to “Acer Therapeutics Inc.” On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion.  We also eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the parent company, with the parent company being the surviving entity.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for rare and ultra-rare orphan diseases with significant unmet medical need. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2017, was $14.2 million and our net loss for the nine months ended September 30, 2018 was $12.8 million. As of September 30, 2018, we had an accumulated deficit of $38.3 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of September 30, 2018, we had an accumulated deficit of $38.3 million, cash and cash equivalents of $46.2 million and current liabilities aggregating to $2.0 million. During the quarter ended September 30, 2018, we received approximately $42.7 million in aggregate net proceeds upon completing an underwritten public offering of common stock on August 3, 2018. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements into the first half of 2020.

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

In their audited financial report in respect of our 2017 fiscal year, our independent registered public accounting firm included in its report an emphasis-of-a-matter indicating that the recurring losses from our operations raised a substantial doubt as to our ability to continue as a going concern. As of September 30, 2018, we had an accumulated deficit of $38.3 million, cash and cash equivalents of $46.2 million and current liabilities aggregating $2.0 million. During the quarter ended September 30, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share and received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. Based on available resources, we believe that our cash and cash equivalents currently on hand, including the proceeds from this offering, will be sufficient to fund our anticipated operating and capital requirements into the first half of 2020. We expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for, our product candidates. We have historically relied on raising capital to finance our operations and may continue to do so in the future. While mitigated by the recent financing, it is also possible that the opinion of our independent registered public accounting firm on our audited financial report in respect of future years may include a similar going concern qualification.

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

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

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

As of September 30, 2018, we had 19 full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working with us. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a significant amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

Rapid technological change could make our product candidates obsolete.

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

In April 2014, we entered into an agreement with Baylor College of Medicine pursuant to which we obtained an exclusive worldwide license to develop and commercialize NaPB (ACER-001) for treatment of MSUD. In August 2016, we entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou, or AP-HP, pursuant to which we obtained an exclusive worldwide right to access and use data from the Ong trial, which we are using to support an NDA filing for EDSIVOTM for the treatment of vEDS. In September 2018, we entered into an additional agreement with AP-HP pursuant to which we obtained the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Under each license agreement, we are subject to commercialization and development diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach any of these license agreements, the licensor may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. The loss of the licenses granted to us under our agreements with these licensors or the rights provided therein would prevent us from developing, manufacturing or marketing products covered by the license or subject to supply commitments, and could materially harm our business, financial condition, results of operations and prospects.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,052,988 shares of common stock were outstanding as of September 30, 2018. As of such date, another (i) 751,100 shares of common stock were issuable upon exercise of outstanding options and (ii) 10,974 shares of common stock were issuable upon the exercise of outstanding warrants. A substantial majority of the outstanding shares of our common stock and warrants (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options and warrants) are freely tradable without restriction or further registration under the Securities Act of 1933.

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

In addition to general corporate purposes (including working capital, research and development, business development and operational purposes), we currently intend to use our available cash, to continue the development of our drug candidates, such as EDSIVOTM and ACER-001, to seek regulatory approval for EDSIVO™, and to invest in pre-commercial activities for EDSIVO™. We may also use our available cash to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property. Depending on future developments and circumstances, we may use some of our available cash for other purposes which may have the potential to decrease our cash runway. Notwithstanding our current intentions regarding use of our available cash, our management will have significant flexibility with respect to such use. The actual amounts and timing of expenditures will vary significantly depending on a number of factors, including the amount and timing of cash used in our operations and our research and development efforts. Management’s failure to use these funds effectively would have an adverse effect on the value of our common stock and could make it more difficult and costly to raise funds in the future.

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

Our executive officers and directors and their affiliates beneficially own or control approximately 46% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is more convenient or favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Item 6.	Exhibits
Exhibit No.	Description

10.1*@	License Agreement for Development and Exploitation, dated as of September 19, 2018, by and between Acer Therapeutics Inc. and Assistance Publique – Hôpitaux de Paris.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
@	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: November 9, 2018	By:	/s/ Harry Palmin
Harry Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)