Form 10-K
period 2018-12-31
Acer Therapeutics Inc.
filed 2019-03-07
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33004

ACER THERAPEUTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0426967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Gateway Center, Ste. 351, 300 Washington St., Newton MA	02458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 902-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018, based upon the closing price as of such date was $66,840,336.

As of March 1, 2019, 10,087,363 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Table of Contents	Page

Unless otherwise indicated, references in this report to “Acer,” the “Company,” “we,” “us” and “our” refer to the business of Acer Therapeutics Inc. “ACER THERAPEUTICS,” “EDSIVO” and the Acer logo are trademarks of Acer Therapeutics Inc. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply relationships with, or endorsements or sponsorship of us by, these other companies.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including EDSIVO™ (celiprolol), ACER-001, and osanetant constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

•	the strategies, prospects, plans, expectations and objectives of management for future operations, including the anticipated timing of regulatory submissions;
•	the progress, scope or duration of the development of product candidates or programs;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect our intellectual property rights;
•	our anticipated operations, financial position, costs or expenses;
•	statements regarding future economic conditions or performance;
•	statements concerning proposed new products, services or developments; and
•	statements of belief and any statement of assumptions underlying any of the foregoing.

These forward-looking statements speak only as of the date made. We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.	Business.

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos Syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”), Maple Syrup Urine Disease (“MSUD”), and osanetant for the treatment of various neuroendocrine disorders. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and an accelerated path for development, which may include utilizing expedited programs (e.g., Priority Review) established by the United States Food and Drug Administration (“FDA”) and/or using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) that allows an applicant to rely at least in part on third-party data for approval, which may expedite the preparation, submission, and approval of a marketing application.

Our current product candidate pipeline is summarized in the chart below:

•	FDA granted a priority review of the EDSIVO™ new drug application (“NDA”) and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 25, 2019
•	NDA submission for ACER-001 in UCD is anticipated late in the fourth quarter of 2019
•	An investigational new drug application (“IND”) filing for osanetant is anticipated in the second half of 2019

Our Strategy

Our goal is to become a leading pharmaceutical company that acquires, develops and commercializes therapies for the treatment of serious rare and life-threatening diseases with significant unmet medical needs. The key elements of our strategy include:

•	focus on serious rare and life-threatening diseases with significant unmet needs;
•	accelerate development timelines and lower costs, while reducing risk;
•	provide differentiated products that create value;
•	protect our assets via intellectual property protections and regulatory and market exclusivities; and
•	commercialize our products in geographies that make strategic sense.

We plan to continue evaluating external opportunities to acquire or license product candidates in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this business model.

Product Candidates

EDSIVO™

Background

Our most advanced product candidate is EDSIVO™ (celiprolol) for the treatment of vEDS. EDSIVO™ is a selective adrenergic modulator and, if approved for marketing by the FDA, would be a New Chemical Entity (“NCE”) in the United States. Celiprolol is currently approved in the European Union for the treatment of hypertension and angina. Ehlers-Danlos Syndrome (“EDS”) is an inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. EDS is a spectrum disorder where patients present with various forms, the most serious of which is vEDS, also known as EDS type IV, which is generally caused by a mutation in the COL3A1 gene. vEDS causes abnormal fragility in blood vessels, which can give rise to aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular ruptures, all of which can be potentially life-threatening. Gastrointestinal and uterine fragility or rupture also commonly occur in vEDS patients. Spontaneous arterial rupture has a peak incidence in the third or fourth decade of life in vEDS patients but may occur earlier and is the most common cause of sudden death in vEDS patients. Arterial rupture or dissection events occur in about 25% of patients before the age of 20 but increase to roughly 90% of patients by the age of 40. The median survival age of vEDS patients in the United States is 51 years, with arterial rupture being the most common cause of sudden death.

Pregnancy-related complications also occur in women with vEDS and include arterial dissection or rupture, uterine rupture, hemorrhage, premature rupture of membranes, lacerations, and complications during and after surgery.

Diagnosis and Incidence

vEDS is diagnosed through clinical observation, which is usually confirmed by mutational analysis of the COL3A1 gene. In the absence of a family history of the disorder, however, most vEDS patients are not diagnosed until the occurrence of an arterial aneurysm or dissection, bowel perforation, or organ rupture. As a result, it has been difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the United States from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the United States could be greater than 1 in 45,000.

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

EDSIVO™ for Treatment of vEDS

Rationale for EDSIVO™ Treatment in vEDS

In 2004, researchers at Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) in Paris, France, published data on vEDS patients, observing that an abnormally low intima-media thickness generates a higher wall stress than in control subjects at the site of an elastic artery, which may increase the risk of arterial dissection and rupture. Based on this observation, the investigators aimed to assess the preventive effect of celiprolol for major cardiovascular events in patients with vEDS via a multicenter, prospective, randomized, open trial with blinded evaluation of clinical events, which is referred to herein as the Ong trial. Results from the Ong trial were published on October 30, 2010 in The Lancet. The Ong trial was funded by the French Ministry of Health, and the principal investigator for the study was Professor Pierre Boutouyrie.

Fifty-three participants were enrolled in the Ong trial and randomized at eight centers in France and one center in Belgium. Patient ages ranged from 15 to 65 (with a mean age of 35), with a female-to-male ratio of 2-to-1. Patients were randomly assigned to a five-year intervention, receiving either celiprolol or no treatment, with important phenotype characteristics equally balanced between the celiprolol group and the control group. Celiprolol was administered twice daily to patients in the celiprolol group and the dosage was up-titrated every six months by 100 milligrams per day to a maximum of 400 milligrams per day. Patients assigned to the control group received the same attention as those assigned to the celiprolol group but did not receive celiprolol or any beta blocker. Thirty-three of the 53 patients participating in the study had proven mutations in the COL3A1 gene. Of those patients with proven mutations, demographic and arterial characteristics did not differ from those of the study population as a whole. The duration of follow-up was five years or until the first qualifying cardiac or arterial event. The primary endpoint was a composite of cardiac or arterial events (rupture or dissection, fatal or not) during follow-up. Secondary endpoints were gastrointestinal or uterine rupture. The study was ended early after a consensus decision of the safety monitoring board, the methodologist of AP-HP, and the principal investigator because significant differences were recorded between the treatment group and the control group after 64 months. Mean duration of follow-up was 47 months prior to trial halt. As described in the tables below, in 5 of 25 patients on celiprolol a primary endpoint was recorded, compared with 14 of 28 patients in the control group. The hazard ratio (“HR”) for event-free survival, was 0.36, (95% CI 0.15—0.88; p=0.040), meaning that with celiprolol the risk of having a cardiac or arterial event was reduced by 64% compared to control. Combined primary and secondary endpoints affected 6 patients on celiprolol and 17 patients in the control group, (HR 0.31; 95% CI 0.14—0.71; p=0.010):

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

Celiprolol is a selective adrenergic modulator, acting as a cardioselective beta1 adrenoceptor antagonist with partial beta2 adrenoceptor agonist activity, beta3 agonist activity, and alpha2 antagonist activity and with intrinsic sympathomimetic and vasodilating properties.

The potential benefit of celiprolol in vEDS is thought to be mediated through a combination of agonist activity at beta2 and beta3 adrenergic receptors, and antagonist activity at alpha2 adrenergic receptors. While the exact mechanism is not fully understood, it has been proposed that it could exert its effects through vascular smooth muscle relaxation and dilatation, thereby decreasing the mechanical stress on collagen fibers in the arterial wall. Celiprolol has also been shown to increase the expression of endothelial nitric oxide synthase (“eNOS”) messenger ribonucleic acid (“mRNA”) and protein, and to activate phosphorylation of eNOS through the phosphatidylinositol 3-kinase (“PI3K”)-Akt signaling pathway. eNOS is known to catalyze the synthesis of nitric oxide (“NO”) in blood vessels, and NO plays a critical role in maintaining blood pressure (“BP”) homeostasis and vascular integrity. Celiprolol’s potential effect in vEDS is not thought to be substantially mediated via antagonist activity at the beta1 adrenergic receptor, as vEDS patients are typically normotensive, and as brachial systolic and diastolic blood pressures have been shown to not decrease in vEDS patients after treatment with celiprolol. Thus, the potential protective effect of celiprolol in vEDS patients is believed to be independent of any effect on BP lowering. We do not believe that there are any other drugs approved or in development in the United States or Europe that have a similar mechanism of action to celiprolol:

Registration Plan

Celiprolol has not been approved for any indication in the United States. Celiprolol has been approved for the treatment of hypertension in the European Union since 1984. An NDA for celiprolol for the treatment for hypertension was submitted to the FDA by Rorer (subsequently acquired by Aventis Pharma SA (“Aventis”)) in June 1987 but was withdrawn prior to FDA review and therefore never approved. We have obtained from Aventis the exclusive right in North and South America to reference the celiprolol data included in the marketing authorization dossier filed with and approved by the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”). We have also licensed from AP-HP exclusive worldwide rights to the data from the Ong trial.

The FDA has accepted for review our NDA for EDSIVO™ for the treatment of vEDS in patients with a confirmed type III collagen (COL3A1) mutation. The FDA also granted a priority review of the NDA and assigned a PDUFA target action date of June 25, 2019. Priority review is a designation granted by the FDA to accelerate the review process for drugs that offer a significant improvement in treatment or provide treatment where no satisfactory alternative therapy exists.

Additionally, a manuscript for the Paris (AP-HP) vEDS patient registry data has been submitted for publication in a top-tier cardiology journal and is currently under peer review. If published, we will submit the manuscript to the FDA for review as part of our NDA and as supplemental data to the Ong trial.

ACER-001

Background

Sodium phenylbutyrate (“NaPB”) is currently approved in the United States and the European Union to treat patients with UCD. Our product candidate ACER-001 is a fully taste-masked, immediate release formulation of NaPB, designed to potentially treat UCD and MSUD.

Urea Cycle Disorders (UCD) Background

The urea cycle is a series of biochemical reactions that occur primarily in the liver, which converts toxic ammonia produced by the breakdown of protein and other nitrogen-containing molecules in the human body into urea for excretion. UCD are a group of disorders caused by genetic mutations that result in a deficiency in one of the six enzymes that catalyze the urea cycle, which can lead to an excess accumulation of ammonia in the bloodstream, a condition known as hyperammonemia. Acute hyperammonemia can cause lethargy, somnolence, coma, and multi-organ failure, while chronic hyperammonemia can lead to headaches, confusion, lethargy, failure to thrive, behavioral changes, and learning and cognitive deficits. Common symptoms of both acute and chronic hyperammonemia also include seizures and psychiatric symptoms.

Diagnosis and Incidence

The diagnosis of UCD is based on clinical observations, confirmed by biochemical and molecular genetic testing. A plasma ammonia concentration of 150 lmol/L or higher associated with a normal anion gap and a normal plasma glucose concentration is an indication for the presence of UCD. Plasma quantitative amino acid analysis and measurement of urinary orotic acid can distinguish between the various types of UCD. A definitive diagnosis of UCD depends on either molecular genetic testing or measurement of enzyme activity. Molecular genetic testing is possible for all urea cycle defects. Studies suggest that the incidence of UCD in the United States is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the United States.

Current Treatment Options for UCD

The current treatment of UCD consists of dietary management to limit ammonia production in conjunction with medications that provide alternative pathways for the removal of ammonia from the bloodstream. Dietary protein must be carefully monitored and some restriction is necessary; too much dietary protein causes excessive ammonia production. However, if protein intake is too restrictive or insufficient calories are consumed, the body will break down lean muscle mass to obtain the amino acids or energy it requires, which can also lead to excessive ammonia in the bloodstream. Dietary management may also include supplementation with special amino acid formulas developed specifically for UCD, which can be prescribed to provide approximately 50% of the daily dietary protein allowance. Some patients may also require individual branched-chain amino acid supplementation.

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

Phenylbutyrate is available as both NaPB, which is marketed as Buphenyl®, and glycerol phenylbutyrate, which is marketed as Ravicti®. While a study provided by Horizon Therapeutics, Inc. in the Ravicti package insert involving 46 adults with UCD demonstrated that Buphenyl and Ravicti were similarly effective in controlling the blood level of ammonia over a 24-hour period, many patients who take their medicine orally prefer Ravicti, as it is significantly more palatable than Buphenyl. However, the cost of Ravicti, at approximately $800,000 per patient per year (based on patient weight), is often prohibitive.

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

Registration Plan

We intend to initially seek FDA approval to market ACER-001 in the United States using a 505(b)(2) NDA. We also intend to seek approval in the European Union and potentially other territories outside the United States, after the 505(b)(2) NDA for treatment of UCD is filed. Because the FDA has approved an NDA for NaPB, which is referred to as the reference listed drug (“RLD”), we intend to rely on the RLD’s pre-clinical and clinical safety data, while supplementing the data with a bridging study that demonstrates bioequivalence of ACER-001 to NaPB. We anticipate submitting to the FDA the 505(b)(2) NDA for ACER-001 for the treatment of UCD late in the fourth quarter of 2019.

Maple Syrup Urine Disease (MSUD)

Background

MSUD is a rare inherited disorder caused by defects in the mitochondrial branched-chain ketoacid dehydrogenase complex, which results in elevated blood levels of the branched-chain amino acids (“BCAA”), leucine, valine, and isoleucine, as well as the associated branded-chain ketoacids (“BCKA”) in a patient’s blood. Left untreated, this can result in neurological damage, mental disability, coma or death. There are currently no approved pharmacologic therapies in the United States or the European Union for MSUD. Treatment of MSUD consists primarily of a severely restricted diet to limit the intake of BCAA, with aggressive medical interventions when blood-levels of BCAA or BCKA become elevated. The most severe presentation of MSUD, known as “classic” MSUD, accounts for 80% of cases and can result in neonatal onset with encephalopathy and coma. Although metabolic management of the disease is possible via a highly restrictive diet, the outcome is unpredictable and a significant portion of affected individuals are mentally impaired or experience neurological complications.

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

Based on this clinical observation, investigators at Baylor College of Medicine (“BCM”) explored the potential of NaPB treatment to lower BCAA and their corresponding BCKA in patients with MSUD. The investigators found that BCAA and BCKA were both significantly reduced following NaPB therapy in control subjects and in patients with MSUD, although there was no simple correlation between the patients’ levels of residual enzymatic activity with the response of plasma BCAA and their BCKA to NaPB. NaPB demonstrated a statistically significant reduction of leucine in all three healthy subjects and in three out of the five MSUD patients who participated in the trial. The reduction in leucine, the most toxic of the BCAAs, in the three responsive MSUD patients ranged between 28-34%, which is considered by clinicians to be a meaningful response.

Registration Plan

We intend to seek FDA approval to market ACER-001 for the treatment of MSUD in the United States by submitting a 505(b)(2) NDA using data from the RLD’s NDA while supplementing the data with additional pharmokinetic, pharmodynamic, efficacy and safety data specifically in the MSUD population. We anticipate submitting to the FDA the 505(b)(2) NDA for ACER-001 for the treatment of MSUD late in 2021, subject to our ability to generate sufficient capital resources to fund this program. We also intend to seek approval in the European Union and other territories outside the United States after the 505(b)(2) NDA for treatment of MSUD is filed.

ACER-001 Planned Clinical Development in MSUD Patients

Subject to our ability to generate sufficient capital resources, we intend to support a 505(b)(2) NDA for ACER-001 for the treatment of MSUD by submitting an IND in the second half of 2019. The following four clinical trials are planned:

Study One

This multicenter, open-label, uncontrolled clinical trial is expected to enroll approximately 60 subjects with MSUD ages 8 to 48 years, who have baseline blood leucine levels >150 μmol/L, while achieving steady-state leucine intake via a restricted diet. All subjects will receive ACER-001 for 7 days. Response will be defined as a greater than or equal to 30% decrease in blood leucine from baseline.

Study Two

This multicenter, double-blind, placebo-controlled study is expected to enroll approximately 40 subjects with MSUD who responded to sodium phenylbutyrate in Study 1. After a washout period from Study 1, subjects will be randomized equally to either ACER-001 or placebo for four weeks. Efficacy will be assessed by the mean change in blood leucine level from baseline to week four in the ACER-001-treated group as compared to the mean change in the placebo group.

Study Three

This multicenter, open-label, uncontrolled clinical trial is expected to enroll approximately 20 subjects with MSUD who did not respond to sodium phenylbutyrate in Study 1. After a washout period from Study 1, subjects will undergo six weeks of forced dose-titration with three different doses of ACER-001. Treatments will consist of three consecutive two-week courses of ACER-001 at increasing doses above the top dose studied in Study 1. Blood leucine levels will be monitored after two weeks of treatment at each dose level.

Study Four

This multicenter, open-label, extension study is expected to enroll up to 60 subjects who respond to ACER-001 treatment in Study 1 and complete Study 2, and any subjects from Study 3 who are identified as responders following dose titration. Blood leucine levels will be monitored every four weeks, and additional safety information will be collected.

Osanetant

Background

Osanetant is a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. NK3R is the main receptor for neurokinin B (“NKB”), a tachykinin peptide primarily found in the arcuate nucleus (ARC) of the hypothalamus. In December 2018, we entered into an exclusive license agreement with Sanofi to acquire worldwide rights to osanetant.

Rationale for Osanetant Treatment for Neuroendocrine-Related Disorders

NKB/NK3R is implicated in a variety of human functions and affects the hypothalamus-pituitary-gonadal axis, which plays a critical part in the development and regulation of a number of the body’s systems, such as the reproductive and immune systems. Clinical proof of concept studies with other NK3R antagonists have demonstrated rapid and clinically-meaningful improvement in vasomotor symptoms and polycystic ovarian syndrome.

Osanetant was originally developed by Sanofi for the treatment of symptoms associated with schizophrenia. Development was discontinued in 2005. Osanetant was shown to be safe and well tolerated at the doses studied in healthy subjects and schizophrenic patients: we have clinical and laboratory safety results with osanetant from 21 completed Phase 1 and Phase 2 studies in a total of 1,586 people, of whom 325 were healthy subjects and 665 patients were treated with osanetant. Osanetant is orally bioavailable and readily crosses the blood-brain barrier. We believe that several disorders involving the hypothalamus-pituitary-gonadal axis could benefit from treatment with an NK3R antagonist.

Registration Plan

We anticipate filing an IND for osanetant with the FDA in the second half of 2019. We plan to explore treatment with osanetant in multiple rare and life-threatening neuroendocrine disorders in multiple phase 1/2 studies, evaluating pharmacokinetics, pharmacodynamics, and safety, subject to our ability to raise sufficient capital reserves to fund these clinical studies.

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

We are in the process of formulating our commercialization strategy for osanetant and the specific rare and life-threatening neuroendocrine disorders that we intend to target.

Competition

The pharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical needs for novel therapies to treat vEDS, UCD and MSUD, many companies, public and private universities and research organizations are actively engaged in the discovery, research and development of product candidates to treat these conditions. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

We are not aware of any other companies that are pursuing a treatment for vEDS, although we are aware of a study that is currently enrolling vEDS patients at AP-HP that includes adding irbesartan, an angiotensin II receptor blocker, with celiprolol, to provide supplemental vascular protection and thus reduce recurrence of arterial events in vEDS patients. Our potential competitors and the related stage of development for their product candidates in our other target indications for ACER-001 include the following:

•

UCD: Horizon Pharma plc / SOBI, Inc. (Marketed); Promethera Biosciences S.A./N.V. (Phase 2); Aeglea BioTherapeutics Inc. (Phase 1/2); Dimension Therapeutics Inc. (Phase 1/2); Synlogic, Inc. (preclinical)

•	MSUD: Synlogic, Inc. (preclinical)

Many of our competitors, either alone or with strategic partners, have or will have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in developing or marketing products and technologies that are more effective, safer or less costly. Additionally, our competitors may obtain regulatory approval for their products more rapidly and may achieve more widespread market acceptance. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

There are other non-pharmaceutical therapeutic approaches that are used or may be used for our targeted indications. For example, liver transplantation may be used in some cases to treat UCD or MSUD in pediatric patients who have developed acute liver failure.

We believe that the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, convenience in dosing, product labeling, price, and the availability of reimbursement.

Licenses

Baylor College of Medicine (“BCM”)

In April 2014, we obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 and preclinical and clinical data, through an exclusive license agreement with BCM. Under the terms of the agreement, as amended, we have worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires us to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay low single-digit percent royalties on net sales of any developed product over the royalty term.

Aventis Pharma SA

In June 2016, we entered into an agreement with Aventis Pharma SA (now Sanofi) granting us the exclusive access and exclusive right to use the data included in the marketing authorization application dossier filed with and approved by the MHRA in 1986 for the treatment of mild to moderate hypertension pursuant to the UK regulatory approval procedure, for the sole purpose of allowing us to further develop, manufacture, register and commercialize celiprolol in the United States and Brazil for the treatment of EDS, Marfan syndrome and Loeys-Dietz syndrome. We have paid in full for the exclusive access and right to use the data. Subsequently we amended our agreement with Sanofi to provide the same rights to data access and use for potential marketing approval in all of North and South America.

Assistance Publique—Hôpitaux de Paris (AP-HP)

In August 2016, we entered into an agreement with AP-HP granting us the exclusive worldwide rights to access and use data from the Ong trial. We intend to use this pivotal clinical data to support an NDA filing for EDSIVOTM for the treatment of vEDS. The agreement required us to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay low single-digit percent royalties on net sales of celiprolol over the royalty term.

In September 2018, we entered into an additional agreement with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the use of celiprolol during pregnancy, (ii) the optimal dose of celiprolol in treating vEDS patients and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, we will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, we will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, we will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. We subsequently filed three United States patent applications on this subject matter in October 2018.

Sanofi

In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. We plan to initially pursue development of osanetant as a potential treatment for certain neuroendocrine-related disorders. The agreement required us to make an upfront payment to Sanofi, with further payments due upon achievement of defined development and sales milestones, and to pay royalties on our net sales of osanetant over the royalty term.

Manufacturing

We contract with third parties for the manufacture, testing, and storage of our product candidates and intend to continue to do so in the future. We do not own and have no plans to build our own manufacturing capabilities for clinical or commercial supply. We have hired both internal resources and consultants with extensive technical, manufacturing, analytical, regulatory and quality assurance and control experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Intellectual Property

EDSIVO™

We intend to protect our commercial rights to EDSIVOTM in the United States via multiple pathways. We believe that we will be eligible for NCE exclusivity for EDSIVOTM, which provides upon approval of an NCE five years of marketing exclusivity, during which time the FDA will not approve another drug with the same active ingredient, regardless of the indication for use, in the United States. In January 2015, the FDA granted EDSIVOTM Orphan Drug Designation, which provides upon the approval of a drug intended to treat a rare condition seven years of marketing exclusivity during which time the FDA will not approve the same drug for the same indication, unless it demonstrates clinical superiority. Orphan Drug exclusivity does not prevent the FDA from approving the same drug for a different indication, or a different drug for the same indication. NCE exclusivity and Orphan Drug exclusivity run concurrently. Furthermore, EDSIVOTM may qualify for an additional six months of pediatric exclusivity in the United States, which requires the submission of one or more studies in pediatric subjects that meet requirements to be specified by the FDA in a written request for pediatric studies. Pediatric exclusivity can be obtained either before or after NDA approval. Pediatric exclusivity is attached to the end of an existing exclusivity and runs consecutively. We may also consider making modifications to the formulation to obtain additional intellectual property. While unapproved drugs may be imported into the United States under specified circumstances, such as for use in clinical studies under a valid and effective IND or for further manufacture into an IND drug or an approved drug, we intend to aggressively assert our rights, via regulatory and legal means, to limit the importation of non-FDA approved versions of celiprolol. We intend to provide a robust patient assistance program (“PAP”) to offset costs associated with a high priced therapeutic to minimize the incentive for vEDS patients in the United States to seek to obtain celiprolol elsewhere.

In October 2018, we filed three United States patent applications relating to certain uses of celiprolol including (i) the use of celiprolol during pregnancy, (ii) the optimal dose of celiprolol in treating vEDS patients and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI).

ACER-001

We obtained exclusive rights to certain patents and other intellectual property from BCM for the use of NaPB for the treatment of inborn errors of BCAA metabolism, including MSUD.

The licensed patent covers methods and compositions for treating humans (and animals) with various formulations and prodrugs of NaPB for inborn errors of BCAA metabolism, including MSUD, and does not expire until 2030. We made filings in the geographic regions that represent the largest incidence and prevalence of MSUD: the United States, selected countries in Europe (including Turkey), and Brazil. BCM has been issued one patent in each of the United States and the European Union with respect to ACER-001, each of which was exclusively licensed to us pursuant to our agreement with BCM.

We filed a formulation patent application with respect to ACER-001 in March 2016 and plan to seek further patent protection in major markets, including the United States and the European Union.

We also expect to benefit from potential commercial exclusivity afforded to the first drug approved after obtaining Orphan Drug designation for the treatment of MSUD. Orphan Drug exclusivity provides, upon the approval by the FDA of a drug intended to treat a rare condition, seven years of marketing exclusivity, during which time the FDA will not approve the same drug for the same indication unless it demonstrates clinical superiority. Orphan Drug exclusivity does not prevent the FDA from approving the same drug for a different indication, or a different drug for the same indication. We were granted Orphan Drug designation for ACER-001 for the treatment of MSUD by the FDA in August 2014.

Furthermore, we may qualify to receive an additional six months of pediatric exclusivity in the United States, which runs consecutively to an existing exclusivity.

Osanetant

We intend to explore various pathways to protect our commercial rights to osanetant in multiple rare and life-threatening neuroendocrine disorders, including evaluating filing patent applications and acquiring existing intellectual property.

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the use of unapproved drugs, pre-clinical and clinical studies, development, testing, quality control, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, import, and export of pharmaceutical products such as those we are developing. The process for obtaining approvals or authorizations to market a drug product in the United States and in foreign countries and jurisdictions, along with pre- and post-approval compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of approval requirements within the European Union are addressed uniformly, while country-specific requirements must also be met.

United States Drug Approval Process. In the United States, the FDA regulates drugs under the FFDCA and the FDA’s implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and pre- and post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time before or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold on a clinical study or studies, issuance of a warning letter or untitled letter, product recall, product seizure, total or partial suspension of production or distribution, injunction, fines, refusals or cancellation of government contracts, restitution, disgorgement, or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current good laboratory practice (“cGLP”) regulations;
•	submission to the FDA of an IND to which the FDA has no objections and which must become effective before clinical trials in the United States may begin;
•	approval by an institutional review board (“IRB”) for each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with the FDA’s current Good Clinical Practice (“cGCP”) regulations, IND regulations, and human subject protection regulations;

•	submission to the FDA of an NDA;
•	satisfactory review by an FDA advisory committee, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with the FDA’s current Good Manufacturing Practices (“cGMP”) regulation and to assure that the methods used in, and the facilities and controls used for, manufacture, processing, and packing are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Preclinical Studies. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises questions or concerns, including concerns that human research subjects will be exposed to unreasonable health risks, related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials. Clinical trials involve the administration of the investigational new drug to patients under the supervision of qualified investigators in accordance with IND regulations and human subject protection regulations as well as cGCP standards, which include the requirement that all research patients provide their informed consent for their participation in any clinical trial and that an IRB approve each study before it begins. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB for each institution participating in the clinical trial must review and approve each protocol and protocol amendment for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health (“NIH”) for public dissemination on their ClinicalTrials.gov website.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious and unexpected adverse reactions occur. Trial sponsors must monitor other information including published as well as unpublished scientific papers, reports from foreign regulatory authorities and reports of foreign commercial marketing experience for the investigational drug and notify the FDA and clinical trial investigators of certain information. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within a specified period, or at all. Furthermore, the FDA may impose a clinical hold on one or more or all of the clinical studies or the sponsor may suspend or terminate a clinical trial or development of an investigational product at any time for a variety of reasons, including a finding that the research patients are being exposed to an unacceptable health risk. Development, or the aspects of development, that are affected by the clinical hold may not continue unless and until the sponsor addresses all of the FDA’s concerns and has been notified that the hold is removed. Similarly, an IRB can suspend or terminate its approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the protocol or the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Nearly all Phase 3 trials and some other trials are overseen by a Data and Safety Monitoring Board (“DSMB”) which is composed of doctors, statisticians, and others who are independent of the clinical trial sponsor. Similar to IRBs, the DSMBs review the progress of a clinical trial and participant safety, but they also review data on the effectiveness of the drug being studied. DSMB members can stop a trial early if safety concerns arise or if they determine that the trial should be stopped due to “futility” meaning that the trial will not be able to answer the question or questions it set out to explore.

Concurrent with clinical trials, companies may need to complete additional animal trials and must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with Current Good Manufacturing Practice (“cGMP”) requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be completed to establish an expiration date and demonstrate that the drug candidate does not undergo unacceptable deterioration prior to the expiration date.

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

The FDA is required to conduct a preliminary review of an NDA within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may accept the NDA for filing, potentially refuse to file the NDA due to deficiencies but work with the applicant to rectify the deficiencies (in which case the NDA is filed upon resolution of the deficiencies) or refuse to file the NDA. The FDA must notify the applicant of a refusal to file a decision within 60 days after the original receipt date of the application. If the FDA refuses to file the NDA the applicant may resubmit the NDA with the deficiencies addressed. The resubmitted NDA is considered a new application subject to a new ten-month review goal, as described below. If the NDA is resubmitted for the same product (by the same person) a new application fee will not be required. The resubmitted application is also subject to review before the FDA accepts it for filing. Once an NDA is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (“PDUFA”) and the FDA’s commitments under the current PDUFA Reauthorization Act, the FDA has a goal of reviewing and acting on 90% of standard non-priority NDA applications within ten months from the filing date of the NDA.

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

Before approving an NDA, the FDA inspects the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect and audit data at one or more clinical sites to evaluate the integrity of the data and confirm compliance with cGCP.

After the FDA evaluates the NDA and conducts its inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug subject to specific prescribing information for specific indications and, if applicable, specific post-approval requirements. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. After receiving a Complete Response Letter, the applicant must decide within twelve months (subject to extension), if it wants to resubmit the NDA addressing the deficiencies identified by the FDA in the Complete Response Letter, withdraw the NDA, or request an opportunity for a hearing to challenge the FDA’s determination. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret data.

The FDA also may require implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

The drug testing and approval process requires substantial time, effort and financial resources, and may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent marketing approval. The FDA may not grant marketing approval on a timely basis, or at all.

Even if the FDA approves a product, it may limit the approved indications for use for the product. The FDA requires that the approved product labeling include information regarding contraindications, warnings or precautions. It may also require that post-approval studies, including Phase 4 clinical trials, including a long-term registry, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications or labeling claims or manufacturing changes may be subject to further testing requirements and FDA review and approval. Also after approval, the FDA may require labeling changes as new information becomes known, particularly if new risks are identified, such as unexpected adverse events. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing studies and programs or other information that may become known after approval.

Hatch-Waxman Amendments and Exclusivity. The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, amended the FFDCA and established abbreviated pathways to market, as well as incentives for the development of new drug products. The Hatch-Waxman Amendments established section 505(b)(2) of the FFDCA that provides an alternative pathway for submission of an NDA, referred to as the 505(b)(2) application, when some or all of the safety and efficacy investigations relied on for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The Hatch-Waxman Amendments also established the abbreviated new drug application (“ANDA”) approval pathway, which provides an expedient route for generic drugs that have the same active ingredient as a previously approved drug. At the same time, to incentivize continued pharmaceutical innovation, the Hatch-Waxman Amendments authorized periods of market exclusivity to protect certain approved new drugs from competition for five- or three-year periods.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-approval testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The Food and Drug Administration Amendments Act of 2007 gave the FDA the authority to require a REMS from drug manufacturers to manage a known or potential serious risk associated with the drug and to ensure that the benefits of a drug outweigh its risks. Examples of a REMS include, but are not limited to, a Medication Guide, a patient package insert to help mitigate a serious risk of the drug, and a communication plan to health care providers to support the implementation of an element of the REMS.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and register or obtain permits or licenses in states where they do business, and are subject to periodic unannounced inspections by the FDA and state regulatory authorities with jurisdiction over their activities to determine compliance with regulatory requirements. A drug manufacturer is responsible for ensuring that its third-party contractors operate in compliance with applicable laws and regulations including the cGMP regulation. The failure of a drug manufacturer or any of its third-party contractors to comply with federal or state laws or regulations may subject the drug manufacturer to possible legal or regulatory action, such as an untitled letter, warning letter, recall, suspension of manufacturing or distribution or both, suspension of state permit or license, seizure of product, import detention, injunctive action, civil and criminal penalties.

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

Once an approval is granted, the FDA may withdraw the approval if there is new information or evidence that the drug is unsafe or not shown to be safe for use under the conditions of its approval, or that new information shows there is a lack of substantial evidence of effectiveness, or that the approved application contained an untrue statement of material fact, or that the required patent information was not submitted within 30 days after receiving notice from the FDA of the failure to submit such information. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety and risk information; imposition of a post-market study requirement to assess new safety risks; or implementation of a REMS that may include distribution or other restrictions.

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

Physicians may prescribe FDA-approved drugs for uses that are not described in the product’s labeling and that differ from those uses tested by the manufacturer. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The

FDA does not regulate the behavior of physicians in their choice of treatments for their individual patients. The FDA does, however, regulate manufacturers’ communications about their drug products and interprets the FFDCA to prohibit pharmaceutical companies from promoting their FDA-approved drug products for uses that are not specified in the FDA-approved labeling. Companies that market drugs for off-label uses have been subject to warning letters, related costly litigation, criminal prosecution, and civil liability under the FFDCA and the False Claims Act.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drug and drug samples at the federal level, and sets minimum standards for the registration and regulation of wholesale drug distributors by the states.

Orphan Designation. The Orphan Drug Act of 1983 provides incentives, including marketing exclusivity, user fee waivers and tax benefits, to companies that undertake development and marketing of products to treat rare diseases, which are defined as diseases for which there is a patient population of fewer than 200,000 persons in the United States or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. A drug that receives Orphan Drug designation may receive up to seven years of exclusive marketing in the United States for that indication, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. A drug may be entitled to an additional six months of exclusive marketing if it satisfies the requirements for pediatric exclusivity.

The European Medicines Agency (EMA) Committee for Orphan Medicinal Products (“COMP”) grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. In the European Union, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the Orphan Drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

New Legislation and Regulations. From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and products. It is impossible to predict whether further legislative changes will be enacted or FDA regulations, guidance, policies or interpretations will be changed, or what the impact of such changes, if any, may be.

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

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs and drug prices in general, including for therapies for rare diseases. These measures include price controls, transparency requirements triggered by the introduction of new high-cost drugs into the market, drug re-importation, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Some laws and regulations have already been enacted in these areas, and additional measures have been introduced or are under consideration at both the federal and state levels. Additionally, at the request of United States Senators, the Government Accountability Office is currently investigating abuses of the Orphan Drug Act, which could potentially lead to legislation that affects reimbursement for drugs with small patient populations. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures could limit payments for pharmaceuticals such as our drug product candidates and could adversely affect our net revenue and results.

In addition, in the United States, the Patient Protection and Affordable Care Act (“the Affordable Care Act”) contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. For example, the Affordable Care Act revised the methodology by which rebates owed by manufacturers for covered outpatient drugs are calculated under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees for certain branded prescription drugs. On May 4, 2017, the House of Representatives passed the American Health Care Act (“AHCA”) which contains provisions that would change the level of federal funding of state Medicaid programs and affect funding for long term care recipients, including the elderly and disabled. The Senate then moved to craft its own “repeal and replace” legislation known as the Better Care Reconciliation Act (“BCRA”) with more onerous funding changes affecting the elderly and disabled relative to the Affordable Care Act. The BCRA and two other amendments failed in the Senate and it is unclear if the Senate will debate potential amendments further. However, even if a different bill or amendment passed in the Senate, reconciliation with the House’s AHCA bill would be required. Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our future financial condition and operations. Even if the Affordable Care Act is not amended or repealed, the current administration could propose changes impacting implementation of the Affordable Care Act. The ultimate composition and timing of any legislation enacted under the current administration that would impact the current implementation of the Affordable Care Act remains uncertain. Given the complexity of the Affordable Care Act and the substantial requirements for regulation thereunder, the impact of the Affordable Care Act on our financial conditions and operations cannot be predicted, whether in its current form or as amended or repealed.

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization;

•

the federal transparency requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologicals and medical supplies to annually report to the Centers for Medicare & Medicaid Services (“CMS”) an agency within the United States Department of Health and Human Services (“HHS”) information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-

governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to it, we may be subject to significant administrative, civil, and/or criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to administrative, civil, and/or criminal sanctions, including exclusions from government funded healthcare programs.

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

The United States Foreign Corrupt Practices Act and Other Anti-Corruption Laws

We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The United States Foreign Corrupt Practices Act (the “FCPA”) is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). The FCPA also obligates companies with securities listed in the United States to comply with certain accounting provisions. Those provisions require a company such as ours to (i) maintain books and records that accurately and fairly reflect all transactions, expenses, and asset dispositions, and (ii) devise and maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances that transactions are properly authorized, executed and recorded. The FCPA is subject to broad interpretation by the United States government. The past decade has seen a significant increase in enforcement activity. In addition to the FCPA, there are a number of other federal and state anti-corruption laws to which we may be subject, including, the United States domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the United States Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the United States). Also, a number of the countries in which we may conduct activities have their own domestic and international anti-corruption laws, such as the UK Bribery Act 2010. There have been cases where companies have faced multi-jurisdictional liability under the FCPA and the anti-corruption laws of other countries for the same illegal act.

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

Employees

As of December 31, 2018, we had twenty-three full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working for us. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

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

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer.

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

For accounting and financial reporting purposes, Private Acer was considered to have acquired the Registrant in the Merger. Private Acer was incorporated on December 26, 2013, as part of a reorganization whereby Acer Therapeutics, LLC was converted into a corporation organized under the laws of the State of Delaware

Delaware Reincorporation and Subsidiary Merger

On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated May 15, 2018. We filed the following instruments on May 15, 2018 to effect the Reincorporation: (i) a certificate of conversion with the Texas Secretary of State; (ii) a certificate of conversion with the Delaware Secretary of State; and (iii) a certificate of incorporation with the Delaware Secretary of State. Pursuant to the plan of conversion, we also adopted new bylaws, which became effective with the Reincorporation. The Reincorporation was approved by our stockholders at our annual meeting on May 14, 2018. Immediately following the Reincorporation, we eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the Company (the “Subsidiary Merger”). The Company was the surviving corporation in connection with the Subsidiary Merger. As the Delaware certificate of incorporation used the placeholder name of “Acer Reincorporation, Inc.” due to “Acer Therapeutics Inc.” already being in existence in Delaware as Private Acer, in connection with the Subsidiary Merger the Company changed its name to “Acer Therapeutics Inc.” pursuant to a certificate of ownership and merger filed with the Delaware

Secretary of State on May 15, 2018. As a result of the Reincorporation, the par value our preferred stock was changed from no par value to $0.0001 and the par value of our common stock was reduced to $0.0001 from $0.01.

Company Information

Our principal executive offices are located at One Gateway Center, Suite 351 (300 Washington St.), Newton, Massachusetts 02458, and our telephone number is (844) 902-6100. Our website address is www.acertx.com. The information found on our website, or that may be accessed by links on our website, is not part of this report.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission (“SEC”). Copies of the reports, proxy statements and other information are available on the SEC’s website, https://www.sec.gov.

Financial and other information about us is available on our website (www.acertx.com). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any stockholder upon request in writing to Attention: Investor Relations, Acer Therapeutics, One Gateway Center, Suite 351 (300 Washington St.), Newton, MA 02458.

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

We are a development-stage pharmaceutical company with a limited operating history. On September 19, 2017, we completed the reverse merger (the “Merger”) with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among Private Acer, ourselves and Opexa Merger Sub, Inc. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, we effected a 1-for-10.355527 reverse stock split of our common stock and changed our name to “Acer Therapeutics Inc.”. On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion. We also eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the parent company, with the parent company being the surviving entity.

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2018 and 2017 was $21.3 million and $14.2 million, respectively. As of December 31, 2018, we had an accumulated deficit of $46.8 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

We have not generated any revenues from commercial sales of any of our current product candidates, EDSIVOTM (for vascular Ehlers-Danlos syndrome (“vEDS”)), ACER-001 (for urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”)), and osanetant. Our ability to generate product revenue depends upon our ability to successfully identify, develop and commercialize these product candidates or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the United States Food and Drug Administration (“FDA”) or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We may require additional financing to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of December 31, 2018, we had an accumulated deficit of $46.8 million, cash and cash equivalents of $41.7 million and current liabilities of $5.6 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements into the first half of 2020.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) as well as rules and regulations implemented by the SEC and The Nasdaq Capital Market (“Nasdaq”). Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by Nasdaq, have resulted in, and will continue to result in, increased costs as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, our independent registered public accounting firm may determine that our internal controls are not effective. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business effectively. New rules related to being a public company could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees and as executive officers.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired.

We are subject to the reporting requirements of the Exchange Act, SOX and Nasdaq rules and regulations. SOX requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K filing for that year, as required by Section 404 of SOX.

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

If we are not able to comply with the requirements of Section 404 of SOX, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If that were to happen, the market price of our common stock could decline and we could be subject to penalties or investigations by Nasdaq or the SEC.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to an at-the-market (“ATM”) facility with Roth Capital Partners, LLC (“Roth Capital”) in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the sales agreement with Roth Capital for the ATM facility. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

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
•

the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an Investigational New Drug Application (“IND”) at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials;

•	the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) for one or more of our product candidates;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of a New Drug Application (“NDA”) from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice (“cGMP”) requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice (“cGCP”).

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions, even those that are accepted for filing and reviewed by the FDA, will ultimately be approved. If the application is not accepted for review, the FDA may require that we conduct additional clinical studies or preclinical testing, or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

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

Our risk of delay in product approvals is increased if the United States government is fully or partially shut down due to lack of continuity in funding.

Our business operations, and particularly the timing of the outcome of review of our NDA filing for marketing approval of EDSIVOTM, are directly and indirectly affected by the operations of the United States government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of that review decision. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has had shut downs. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the United States, where the sponsor of the product candidate (i.e., the applicant for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate.  Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the United States for our product candidates (including EDSIVO™ and ACER-001) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

If the data to be relied upon in a 505(b)(2) application are related to drug products previously approved by the FDA and covered by patents that are listed in the FDA’s Orange Book, we would be required to submit with our 505(b)(2) application a Paragraph IV Certification in which we must certify that we do not infringe the listed patents or that such patents are invalid or unenforceable, and provide notice to the patent owner or the holder of the approved NDA. The patent owner or NDA holder would have 45 days from receipt of the notification of our Paragraph IV Certification to initiate a patent infringement action against us. If an infringement action is initiated, the approval of our NDA would be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may, therefore, be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we might elect a Section 505(b)(1) pathway to generate sufficient clinical data so that we would no longer need to rely on third-party data. However, a Section 505(b)(1) pathway would likely be costly and time-consuming and there would be no assurance that such data generated from such additional activities would be sufficient to obtain approval.

We may not be able to obtain shortened review of our applications, and the FDA may not agree that our product candidates qualify for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet anticipated or reasonable development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates. If the FDA changes its interpretation of Section 505(b)(2) allowing reliance on data in a previously approved drug application owned by a third party, or if there is a change in the law affecting Section 505(b)(2), this could delay or even prevent the FDA from approving any Section 505(b)(2) application that we submit.

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more time-consuming studies to assess the safety and efficacy of our product candidates.

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. We may not be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee (if one is convened to review any NDA we file, including our NDA for EDSIVOTM) or another regulatory authority indicates that a product candidate should not be approved or there should be restrictions on approval, such as the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the safe use of the drug. Delays in marketing approval or rejections of applications for marketing approval in the United States or other markets may result from many factors, including:

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the design or implementation of any clinical trials we conduct or rely on for regulatory approval;
•	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials;
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

The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain marketing approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including current Good Laboratory Practice (“cGLP”), an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in animals may result in findings that may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable cGLP standards or misconduct during the course of preclinical trials may invalidate the data and require one or more studies to be repeated or additional testing to be conducted.

Clinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including human subject protection requirements and cGCP. Clinical trials are subject to further oversight by these governmental agencies and Institutional Review Boards (“IRBs”), at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our current product candidates produced under cGMP and other requirements. Our clinical trials are conducted at multiple sites, including some sites in countries outside the United States and the European Union, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-EU clinical research organizations, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the European regulatory authorities, and with different standards of diagnosis, screening and medical care.

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
•

failure to reach agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by the data safety monitoring board (“DSMB”) for such trial, or by the FDA or comparable foreign regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion or termination of any clinical trial of our current product candidates, the commercial prospects of our current product candidates will be harmed, and our ability to generate product revenues from our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our development and approval process and jeopardize our ability to commence product sales and generate revenues. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

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

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. In addition, the design of a clinical trial can determine whether our results will support approval of a product or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have not yet conducted any clinical trials and we have limited experience in designing clinical trials and thus may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the United States federal government and states and by foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Open Payments program, created under Section 6002 of the Patient Protection and Affordable Care Act (“the Affordable Care Act”) and its implementing regulations, which imposed annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, where failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Our success as a pharmaceutical company depends on our continued ability to attract, retain and motivate highly qualified management and scientific and clinical personnel. The loss of the services of any of our senior management could delay or prevent obtaining marketing approval or commercialization of our product candidates.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among pharmaceutical businesses, and other pharmaceutical, biotechnology and other businesses. Our failure to attract, hire, integrate and retain qualified personnel could impair our ability to achieve our business objectives.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2018, we had twenty-three full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working with us. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a significant amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

We are exposed to the risk that our employees and other third parties may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-

party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

Our internal computer systems, or those of our development collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer cybersecurity or other security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed.

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

Currently, most reported estimates of the prevalence of vEDS, UCD and MSUD are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. It is difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the United States from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the United States could be greater than 1 in 45,000. Studies suggest that the incidence of UCD in the United States is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the United States. Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide.

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

We have never commercialized a product candidate and, although pre-commercial activities are being conducted for EDSIVOTM, we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

Obtaining coverage and adequate reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to conduct expensive pharmacoeconomic studies and provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and adequate reimbursement. In addition to examining the medical necessity and cost-effectiveness of new products, coverage may be limited to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication. There may also be formulary placements that result in lower reimbursement levels and higher cost-sharing borne by patients, any of which could have an adverse effect on our revenues and profits. Moreover, a third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the drug product, or even if coverage is available, establish an adequate reimbursement rate. In addition, pricing of orphan and rare disease drug treatments is under increased pressure given the overall healthcare cost climate generally, and pricing of pharmaceutical products specifically.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are generally developing and marketing therapeutic products. Such competition may include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic companies and medical technology companies. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates for the treatment of orphan and ultra-orphan diseases for which there is a small patient population in the United States. A drug designated an Orphan Drug may receive up to seven years of exclusive marketing in the United States for that indication. Our objective is to design, develop and commercialize product candidates by repurposing or reformulating existing drugs for orphan diseases with significant unmet medical needs.

Many of our potential competitors have significantly greater financial, manufacturing, marketing, development, technical and human resources than we do. Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing clinical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and have collaborative arrangements in our target markets with leading companies and research institutions. Established companies may also invest heavily to accelerate discovery and development of compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, the obtaining of Orphan Drug designation for our product candidates is essential to our viability since our competitors may, among other things:

•	have greater name and brand recognition, financial and human resources;
•	develop and commercialize products that are safer, more effective, less expensive, or more convenient or easier to administer;
•	obtain quicker marketing approval;
•	establish superior proprietary positions;
•	have access to more manufacturing capacity as well as to more cost-effective manufacturing capacity;
•	implement more effective approaches to sales and marketing; or
•	form more advantageous strategic alliances.

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

We have Orphan Drug exclusivity designation in the United States for EDSIVOTM for vEDS and ACER-001 for MSUD. We expect to seek Orphan Drug exclusivity from the European Medicines Agency (“EMA”) for ACER-001 for MSUD, however, there can be no assurance that we will be successful. If we are unable to maintain our current Orphan Drug exclusivity or are unable to secure orphan status in Europe for ACER-001 for MSUD, it may have a material negative effect on our business.

Generally, if a product with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if the product no longer meets the criteria for Orphan Drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Maintaining and/or obtaining Orphan Drug exclusivity for EDSIVOTM and ACER-001 may be important to the product candidate’s success. Even if we obtain Orphan Drug exclusivity, we may not be able to maintain it. For example, if a competitive product that treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any Orphan Drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been Orphan Drug exclusivity. Orphan Drug exclusivity for EDSIVOTM or ACER-001 also will not bar the FDA from approving another celiprolol drug product or a sodium phenylbutyrate (“NaPB”) product, for another indication. In the United States, reforms to the Orphan Drug Act, if enacted, could also materially affect our ability to maintain Orphan Drug exclusivity for EDSIVOTM for vEDS and ACER-001 for MSUD.

Price controls may be imposed in domestic or foreign markets, which may adversely affect our future profitability.

The United States government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs and drug prices in general, including for therapies for rare diseases. These measures include price controls, transparency requirements triggered by the introduction of new high-cost drugs into the market, drug re-importation, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Some laws and regulations have already been enacted in these areas, and additional measures have been introduced or are under consideration at both the federal and state levels. Additionally, at the request of United States Senators, the Government Accountability Office is currently investigating abuses of the Orphan Drug Act, which could potentially lead to legislation that affects reimbursement for drugs with small patient populations. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures could limit payments for pharmaceuticals such as our drug product candidates and could adversely affect our net revenue and results.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of any product candidate to other available therapies. If reimbursement of any product candidate is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability in such country. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any product candidate covered by a Part D prescription drug plan will likely be lower than the prices that might otherwise be obtained outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

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

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by the FDA after we submit our NDA, and this inspection process is currently ongoing with respect to EDSIVOTM. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, the FDA may refuse to approve our NDA. If the FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidates or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidates, to obtain marketing approval of our NDA or to continue to market our product candidates, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization (“CMO”) or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. Although we have contracts in place, they may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

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

Our commercial success will depend in part on our ability to obtain patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates, and any future products in the United States and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as United States laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

•	others will independently develop similar or alternative technologies or duplicate any of our technologies;
•	any of our or our licensors’ pending patent applications will result in issued patents;
•	any of our or our licensors’ patents will be valid or enforceable;
•	any patents issued to us or our licensors and collaborators will provide us with any competitive advantages, or will be challenged by third parties;
•	we will develop additional proprietary technologies that are patentable;
•	the United States government will exercise any of its statutory rights to our intellectual property that was developed with government funding; or
•	our business may infringe the patents or other proprietary rights of others.

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

We may also rely on trade secrets to protect some of our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain. While we use reasonable efforts to protect our trade secrets, we or any of our collaborators’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors and we may not have adequate remedies in respect of that disclosure. Enforcement of claims that a third party has illegally obtained and is using trade secrets is expensive, time consuming and uncertain. In addition, foreign courts are sometimes less willing than United States courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them and our business could be harmed.

We are a party to license agreements under which we license intellectual property and receive commercialization rights relating to EDSIVOTM, ACER-001, and osanetant. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

In April 2014, we entered into an agreement with Baylor College of Medicine pursuant to which we obtained an exclusive worldwide license to develop and commercialize NaPB (ACER-001) for treatment of MSUD. In August 2016, we entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”), pursuant to which we obtained an exclusive worldwide right to access and use data from the Ong trial, which we are using to support an NDA filing for EDSIVOTM for the treatment of vEDS. In September 2018, we entered into an additional agreement with AP-HP pursuant to which we obtained the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. Under each license agreement, we are subject to commercialization and development diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach any of these license agreements, the licensor may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. The loss of the licenses granted to us under our agreements with these licensors or the rights provided therein would prevent us from developing, manufacturing or marketing products covered by the license or subject to supply commitments, and could materially harm our business, financial condition, results of operations and prospects.

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

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. In some of the larger potential market territories, such as the United States and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. For example, depending on the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the United States patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates.

Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our United States and foreign patents.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The United States Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our product candidates, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

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

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous United States and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

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

Changes in United States patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents and patent rights. Obtaining and enforcing patents and patent rights in the pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, several recent United States Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents and patent rights, once obtained.

For our United States patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act (the “America Invents Act” or “AIA”) was signed into law. The AIA includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, reviewed after issuance, and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patent rights, all of which could have a material adverse effect on our business and financial condition.

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

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all United States patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid as unpatentable even though the same evidence may be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate patent rights that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Although our common stock is traded on the Nasdaq Capital Market, there is currently a limited market for our common stock and there can be no assurance that an active market will ever develop. Investors are cautioned not to rely on the possibility that an active trading market may develop.

Our share price is volatile, and you may not be able to resell your shares at a profit or at all.

The market price of our common stock could be subject to significant fluctuations. The market prices for securities of pharmaceutical and biotechnology companies, and early-stage drug discovery and development companies like ours in particular, have historically been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	announcements of significant changes in our business or operations;
•	the development status of any of our drug candidates, such as EDSIVOTM, ACER-001, or osanetant, including clinical study results and determinations by regulatory authorities with respect thereto;
•	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
•	our inability to obtain additional funding;
•	announcements of technological innovations, new commercial products or other material events by our competitors or by us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
•	regulatory developments in the United States and in foreign countries; or
•	dilutive effects of sales of shares of common stock by us or our stockholders, and sales of common stock acquired upon exercise or conversion by the holders of options.

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

Future sales of our common stock could cause dilution, and the sale of such common stock, or the perception that such sales may occur, could cause the price of our stock to decline.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,087,363 shares of common stock were outstanding as of December 31, 2018. As of such date, another 781,725 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock (as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options) are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for all of our product candidates, such as ACER-001 in UCD and MSUD, as well as osanetant, or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

We presently do not intend to pay cash dividends on our common stock.

We currently anticipate that no cash dividends will be paid on our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that all earnings, if any, will be retained to finance the future expansion of our business.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points by value over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will now be subject to limitation and possibly elimination. It is possible that Private Acer’s net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our and Private Acer’s net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our or Private Acer’s net operating loss carryforwards and certain other tax attributes, which could increase our tax obligations and thus have a material adverse effect on our cash flow and results of operations.

Because the ownership of our common stock is highly concentrated, it may prevent stockholders from influencing significant corporate decisions and may result in conflicts of interest that could cause our stock price to decline.

Our executive officers and directors and their affiliates beneficially own or control approximately 45% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our organizational documents and Delaware law might discourage, delay, or prevent an acquisition attempt or change in control of our company that you might consider favorable.

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

•	establish advance notice requirements for stockholder nominations of directors and for stockholder proposals that can be acted on at stockholder meetings;
•	limit who may call stockholder meetings;
•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent;
•	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even if less than a quorum;
•	require a super-majority of votes to approve certain amendments to our charter as well as to amend our bylaws generally; and
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

These anti-takeover provisions and other provisions under Delaware law, our charter and our bylaws could discourage, delay or prevent a transaction involving an acquisition attempt or a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

On March 6, 2018, we entered into a Lease Agreement for certain premises consisting of 2,760 square feet of office space located at One Gateway Center, Suite 351, 300 Washington Street, Newton, Massachusetts. This location serves as our company headquarters and is used by our employees working in research and development, regulatory affairs, and general and administrative functions. The term of this lease commenced on October 1, 2018 and expires on September 30, 2021.

On April 1, 2018, we entered into a triple net lease for certain premises consisting of 2,288 square feet of office space located at 1000 NW Wall Street, Suite 220, Bend, Oregon. This location serves as a satellite facility. The term of this lease commenced on April 1, 2018 and expires on March 31, 2021.

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

As of March 1, 2019, there were approximately 90 registered holders of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos Syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”) and osanetant for the treatment of various neuroendocrine disorders. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and an accelerated path for development, which may include utilizing expedited programs (such as Priority Review) established by the FDA and/or using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) that allows an applicant to rely at least in part on third-party data for approval, which may expedite the preparation, submission, and approval of a marketing application.

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

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer.

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

The issuance of the shares of the Registrant’s common stock to the former stockholders of Private Acer was registered with the United States Securities and Exchange Commission (the “SEC”) on a Registration Statement on Form S-4 (Reg. No. 333-219358). Immediately prior to the Merger, Private Acer issued and sold an aggregate of approximately $15.7 million (inclusive of the conversion of approximately $5.7 million of principal and accrued interest on outstanding convertible promissory notes issued by Private Acer) of shares of Private Acer’s common stock (the “Concurrent Financing”) to certain current stockholders of Private Acer and certain new investors at a per share price of $9.47.

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

Delaware Reincorporation and Subsidiary Merger

On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware (the “Reincorporation”) pursuant to a plan of conversion, dated May 15, 2018. Pursuant to the plan of conversion, we also adopted new bylaws, which became effective with the Reincorporation. The Reincorporation was approved by our stockholders at our annual meeting on May 14, 2018. Immediately following the Reincorporation, we eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the company (the “Subsidiary Merger”). The company was the surviving corporation in connection with the Subsidiary Merger. As the Delaware certificate of incorporation used the placeholder name of “Acer Reincorporation, Inc.” due to “Acer Therapeutics Inc.” already being in existence in Delaware as Private Acer, in connection with the Subsidiary Merger the company changed its name to “Acer Therapeutics Inc.” pursuant to a certificate of ownership and merger filed with the Delaware Secretary of State on May 15, 2018. As a result of the reincorporation, the par value of our preferred stock was changed from no par value to $0.0001 and the par value of our common stock was reduced to $0.0001 from $0.01.

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

Since Private Acer’s inception in December 2013, we have spent a total of approximately $28.5 million in research and development expenses through December 31, 2018. Of that amount, approximately $23.6 million is directly related to EDSIVOTM and approximately $4.2 million is directly related to ACER-001.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation, as well as professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities. Additionally, in support of our submission of a new drug application, (“NDA”) for EDSIVOTM for the treatment of vEDS, we expect to begin to incur significant expenses associated with preparing for the commercial launch, if approved by the FDA, of EDSIVOTM, or “pre-commercial” costs.

We expect to continue to incur significant additional costs associated with being a publicly-traded company. These increases will likely include additional employee-related expenses, legal fees, costs associated with Sarbanes-Oxley compliance, accounting fees, and directors’ and officers’ liability insurance premiums.

Other income (expense), net

Other income (expense), net consists primarily of interest income and expense. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Interest expense has historically been comprised of interest and other related non-cash charges incurred under convertible notes payable with investors. Additionally, we record as part of other income (expense), net, transactional gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates.

Critical Accounting Policies and Estimates

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

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in the Merger and in our prior acquisition of Anchor Therapeutics, Inc. (“Anchor”). We evaluate the recoverability of goodwill annually or more frequently, if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. We may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If we were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference.

We review intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment. If the carrying value of an asset exceeds its undiscounted cash flows, we write down the carrying value of the intangible asset to its fair value in the period identified.

In-Process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptor targets from the GPCR Target Pools of Anchor that we obtained the rights to in the March 20, 2015, acquisition of Anchor (see Note 3 to our consolidated financial statements). IPRD was recorded at fair value in conjunction with the Anchor acquisition during 2015 and is an indefinite-lived intangible asset. As such, it is tested at least annually for impairment.

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

Clinical Trial and Pre-clinical Study Accruals

We make estimates of accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. At December 31, 2018, we did not have material accruals for clinical and pre-clinical trials.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017	$ Change	% Change
Research and development expense	$12,452,424	$8,725,026	$3,727,398	43%
General and administrative expense	9,260,583	5,223,101	4,037,482	77%
Other income (expense), net	432,116	(246,304)	678,420	(275)%
Net loss	(21,280,891)	(14,194,431)	(7,086,460)	50%

Research and Development Expense

Research and development expense was approximately $12.5 million for the year ended December 31, 2018, as compared to approximately $8.7 million for the year ended December 31, 2017.This increase of approximately $3.8 million was principally due to increases in employee-related expenses, regulatory consulting expenses, and expenses related to manufacturing services, partially offset by a decrease in spending for contract research services. Research and development expense for the year ended December 31, 2018 was primarily comprised of approximately $10.0 million directly related to EDSIVOTM and approximately $1.9 million directly related to ACER-001.

General and Administrative Expense

General and administrative expense was approximately $9.3 million for the year ended December 31, 2018, as compared to approximately $5.2 million for the year ended December 31, 2017. This increase of approximately $4.1 million was primarily due to increases in employee-related expenses, including increases in headcount, as well as expenses related to pre-commercial activities and insurance expense.

Other Income (Expense), Net

Other income, net of approximately $0.4 million during the year ended December 31, 2018 was primarily attributable to interest income and foreign exchange transaction gains. Other expense, net of approximately $0.2 million during the year ended December 31, 2017 was primarily attributable to interest expense related to the outstanding convertible promissory notes prior to conversion.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception through December 31, 2018, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. On August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. As of December 31, 2018, we had approximately $41.7 million in cash and cash equivalents. Our net loss for the years ended December 31, 2018 and 2017, was $21.3 million and $14.2 million, respectively. As of December 31, 2018, we had an accumulated deficit of approximately $46.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The following table shows a summary of our cash flows for the years ended December 31, 2018, and 2017:

	Years Ended December 31,
	2018	2017
Operating activities	$(16,587,803)	$(14,095,256)
Investing activities	(95,627)	967,281
Financing activities	42,710,359	26,938,312
Net increase in cash and cash equivalents	$26,026,929	$13,810,337

Operating Activities

Net cash used in operating activities was approximately $16.6 million for the year ended December 31, 2018, as compared to approximately $14.1 million for the year ended December 31, 2017. The increase of approximately $2.5 million was principally the result of an increase in net loss due to increased research and development activities in advancing our product candidates and increased general and administrative activities, partially offset by an increase in non-cash stock-based compensation and by increases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 relates to the purchase of property and equipment. Net cash provided by investing activities during the year ended December 31, 2017 relates to cash acquired in the Merger.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018, consisted primarily of $42.6 million of net proceeds from the issuance of common stock. Net cash provided by financing activities during the year ended December 31, 2017, consisted of $21.5 million of net proceeds from the issuance of common stock and $5.5 million from the issuance of convertible notes payable (which, together with $0.2 million of accrued interest, was converted into common stock).

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

As of December 31, 2018, we had approximately $41.7 million in cash and cash equivalents. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance our product candidates in or towards clinical development or potential regulatory approval.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	our ability to launch EDSIVO™ if we receive FDA approval, and the timing of such approval
•	our ability to obtain adequate levels of financing to meet our operating plan;
•	the costs associated with filing, outcome, and timing of regulatory approvals;
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs and timing of having clinical supplies of our product candidates manufactured;
•	the initiation and progress of ongoing pre-clinical studies and clinical trials for our product candidates;
•	the costs involved in patent filing, prosecution, and enforcement; and
•	the number of programs we pursue.

Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements into the first half of 2020. We will continue to require substantial additional capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we may need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop and potentially commercialize (if approved) our product candidates.

We expect to incur significant expenses and increasing operating losses for at least the next year as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize (if approved) our product candidates and add personnel necessary to operate as a public company with an advanced clinical pipeline of product candidates. In addition, operating as a publicly-traded company involves upgrading financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval and planning for potential commercialization (if approved) of our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances. We do not maintain any lines of credit or have any sources of debt or equity capital committed for funding, other than a sales agreement entered into on November 9, 2018 with Roth Capital Partners, LLC. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility.

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

Contractual Commitments

License Agreements

In April 2014, we obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, we have worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires us to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay low single-digit percent royalties on net sales of any developed product over the royalty term.

In June 2016, we entered into an agreement with Aventis Pharma SA (now Sanofi) granting us the exclusive access and exclusive right to use the data included in the marketing authorization application dossier filed with and approved by the MHRA in 1986 for the treatment of mild to moderate hypertension pursuant to the UK regulatory approval procedure, for the sole purpose of allowing us to further develop, manufacture, register and commercialize celiprolol in the United States and Brazil for the treatment of EDS, Marfan syndrome and Loeys-Dietz syndrome. We have paid in full for the exclusive access and right to use the data. Subsequently we amended our agreement with Sanofi to provide the same rights to data access and use for potential marketing approval in all of North and South America.

In August 2016, we entered into an agreement with AP-HP granting us the exclusive worldwide rights to access and use data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS. We intend to use this pivotal clinical data to support an NDA filing for EDSIVOTM for the treatment of vEDS. The agreement requires us to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay low single-digit percent royalties on net sales of celiprolol over the royalty term.

In September 2018, we entered into an additional agreement with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including i) the use of celiprolol during pregnancy, (ii) the optimal dose of celiprolol in treating vascular Ehlers-Danlos syndrome (“vEDS”) patients and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, we will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, we will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, we will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. We subsequently filed three United States patent applications on this subject matter in October 2018.

In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to osanetant a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement requires us to make certain upfront payments to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of osanetant over the royalty term. We plan to initially pursue development of osanetant as a potential treatment for certain neuroendocrine-related disorders.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2018 and 2017 since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Acer Therapeutics Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acer Therapeutics Inc. (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit) and cash flows for years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Boston, Massachusetts

March 7, 2019

ACER THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

AS OF THE YEARS ENDED December 31, 2018 AND 2017

	2018	2017

Assets
Current assets:
Cash and cash equivalents	$41,671,284	$15,644,355
Prepaid expenses and other current assets	1,075,021	881,887
Total current assets	42,746,305	16,526,242
Property and equipment, net	130,867	62,984
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other assets	20,380	13,648
Total assets	$50,663,419	$24,368,741
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,033,829	$95,873
Accrued expenses	4,546,432	1,937,331
Total liabilities	5,580,261	2,033,204
Commitments and Contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 and no par value at December 31, 2018 and 2017, respectively; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 and $0.01 par value at December 31, 2018 and 2017, respectively; authorized 150,000,000 shares; 10,087,363 and 7,497,433 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,009	74,974
Additional paid-in capital	91,914,692	47,812,215
Accumulated deficit	(46,832,543)	(25,551,652)
Total stockholders’ equity	45,083,158	22,335,537
Total liabilities and stockholders’ equity	$50,663,419	$24,368,741

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 2018 AND 2017

	2018	2017
Operating expenses:
Research and development	$12,452,424	$8,725,026
General and administrative	9,260,583	5,223,101
Total operating expenses	21,713,007	13,948,127
Loss from operations	(21,713,007)	(13,948,127)
Other income (expense):
Interest income	412,553	14,848
Interest and other expense	(987)	(245,061)
Foreign currency transaction gain/(loss)	20,550	(16,091)
Total other income (expense), net	432,116	(246,304)
Net loss	$(21,280,891)	$(14,194,431)
Net loss per share - basic and diluted	$(2.49)	$(3.84)
Weighted average common shares outstanding - basic and diluted	8,555,039	3,694,388

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2018 AND 2017

	Redeemable Preferred Stock				Stockholders’ Equity (Deficit)
	Series B Convertible Redeemable Preferred stock		Series A Convertible Redeemable Preferred stock		Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	970,238	$8,022,219	638,416	$4,114,221	2,450,000	$24,500	$1,147,946	$(11,357,221)	$(10,184,775)
Issuance of common stock in connection with merger	—	—	—	—	736,950	7,369	6,971,547	—	6,978,916
Conversion of convertible notes and accrued interest into common stock	—	—	—	—	599,201	5,992	5,668,460	—	5,674,452
Conversion of convertible redeemable preferred stock into common stock	(970,238)	(8,149,999)	(638,416)	(4,166,164)	1,608,654	16,087	12,300,076	—	12,316,163
Accretion of issuance costs	—	127,780		51,943	—	—	(179,723)	—	(179,723)
Issuance of common stock, net of issuance costs and underwriting discount	—	—	—	—	2,102,628	21,026	21,485,816	—	21,506,842
Stock-based compensation	—	—	—	—	—	—	418,093	—	418,093
Net loss	—	—	—	—	—	—	—	(14,194,431)	(14,194,431)
Balance as of December 31, 2017	—	—	—	—	7,497,433	74,974	47,812,215	(25,551,652)	22,335,537
Reallocation for change in par value	—	—	—	—	—	(74,224)	74,224	—	—
Issuance of common stock, net of issuance costs	—	—	—	—	2,555,555	256	42,622,444	—	42,622,700
Issuance of common stock in connection with stock options	—	—	—	—	34,375	3	87,656	—	87,659
Stock-based compensation	—	—	—	—	—	—	1,318,153	—	1,318,153
Net loss	—	—	—	—	—	—	—	(21,280,891)	(21,280,891)
Balance as of December 31, 2018	—	$—	—	$—	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net loss	$(21,280,891)	$(14,194,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	242,982
Stock-based compensation	1,318,153	418,093
Depreciation	27,744	3,997
Loss on disposal of property and equipment	—	2,078
Write-off of deferred financing costs	—	1,901
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(193,134)	(336,834)
Accounts payable	937,956	(287,538)
Accrued expenses	2,609,101	68,144
Other noncurrent assets	(6,732)	(13,648)
Net cash used in operating activities	(16,587,803)	(14,095,256)
Cash flows from investing activities:
Cash acquired in merger, net of payment in lieu of fractional shares	—	1,030,123
Purchase of property and equipment	(95,627)	(62,842)
Net cash (used in) provided by investing activities	(95,627)	967,281
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	42,622,700	21,506,842
Deferred financing costs	—	(68,530)
Proceeds from exercise of stock options	87,659	—
Proceeds from convertible notes payable	—	5,500,000
Net cash provided by financing activities	42,710,359	26,938,312
Net increase in cash and cash equivalents	26,026,929	13,810,337
Cash and cash equivalents, beginning of the year	15,644,355	1,834,018
Cash and cash equivalents, end of the year	$41,671,284	$15,644,355
Supplemental cash flow information and non- cash financing transactions:
Accretion of issuance costs on Series A Convertible Redeemable Preferred stock	$—	$51,943
Accretion of issuance costs on Series B Convertible Redeemable Preferred stock	$—	$127,780
Conversion of Series A Convertible Redeemable Preferred stock to common stock	$—	$4,166,164
Conversion of Series B Convertible Redeemable Preferred stock to common stock	$—	$8,149,999
Conversion of convertible notes payable and accrued interest to common stock	$—	$5,674,452
Issuance of common stock in merger (Note 1)	$—	$6,978,916

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2018 AND 2017

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), formerly known as Opexa Therapeutics, Inc. (the “Registrant”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos Syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of various neuroendocrine disorders. The Company’s product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and an accelerated path for development, which may include utilizing expedited programs (e.g. Priority Review) established by the United States Food and Drug Administration (“FDA”) and/or using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (“FFDCA”) that allows an applicant to rely at least in part on third-party data for approval, which may expedite the preparation, submission, and approval of a marketing application.

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

Following the completion of the Merger, the business conducted by the Registrant became primarily the business conducted by Private Acer.

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

The issuance of the shares of the Registrant’s common stock to the former stockholders of Private Acer was registered with the United States Securities and Exchange Commission (the “SEC”) on a Registration Statement on Form S-4 (Reg. No. 333-219358). Immediately prior to the Merger, Private Acer issued and sold an aggregate of approximately $15.7 million (inclusive of the conversion of approximately $5.7 million of principal and accrued interest on outstanding convertible promissory notes issued by Private Acer) of shares of Private Acer’s common stock (the “Concurrent Financing”) to certain then-current stockholders of Private Acer and certain new investors at a per share price of $9.47.

The Registrant’s common stock continued to trade on a pre-split basis through the close of business on September 20, 2017 on the Nasdaq Capital Market under the ticker symbol “OPXA.” Commencing with the open of trading on September 21, 2017, the post-split shares began trading on the Nasdaq Capital Market under the ticker symbol “ACER.”.

Delaware Reincorporation and Subsidiary Merger

On May 15, 2018, the Company changed its state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion, dated May 15, 2018. As a result of this reincorporation, the par value of the Company’s preferred stock was changed from no par value to $0.0001 and the par value of the Company’s common stock was reduced to $0.0001 from $0.01.

Basis of Presentation

Accounting principles generally accepted in the United States (“GAAP”) require that a company whose security holders retain the majority voting interest in the combined business be treated as the acquirer for financial reporting purposes. Accordingly, the Merger was accounted for as a reverse acquisition whereby Private Acer was treated as the acquirer for accounting and financial reporting purposes. As such, references to the results of operations for the year ended December 31, 2017 include the historical results of Private Acer from January 1, 2017 through September 18, 2017 and include the consolidated results of the combined company from September 19, 2017 through December 31, 2017.

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

All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Business Combinations

Assets acquired and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset. Accounting for business acquisitions may require management to make judgments and estimates as to the fair value of consideration transferred. These judgments and determinations may affect the amount of consideration paid that is allocable to assets and liabilities acquired in the business purchase transaction.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to employee awards is generally the date of the grant. The measurement date for compensation expense related to nonemployee awards is generally the date that the performance of the awards is completed and, until such time, the fair value of the awards is remeasured at the end of each reporting period. Accordingly, the ultimate expense is not fixed until such awards are vested. The fair value of awards, net of expected forfeitures, is recognized as an expense in the statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model:

	2018	2017
Risk-free interest rate	2.76%	1.93%
Expected life (years)	6	6
Volatility	60%	60%
Dividend rate	0%	0%

Due to its limited operating history and a limited trading history of its common stock, the Company estimates the volatility of its stock in consideration of a number of factors including the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally 10 years) and the vesting period. For other non-employee options, the expected term is the contractual term. The assumed dividend yield is based upon the

Company’s expectation of not paying dividends in the foreseeable future. The Company recognizes forfeitures related to employee stock-based awards as they occur. The risk-free rate for periods within the expected life of the option is based upon the United States Treasury yield curve in effect at the time of grant. Prior to the Merger, the fair value of the common stock for the purposes of determining the exercise price of stock options was determined by the Board of Directors after considering a broad range of factors, including the results of a third-party valuation. Subsequent to the Merger, option awards are granted at an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptors (“GPCR”) targets (the “Targets”) from the GPCR Target pools of Anchor to which the Company obtained the rights in its March 20, 2015 acquisition of Anchor. IPRD was recorded at fair value and is an indefinite-lived intangible asset. The Company reviews IPRD annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the asset. There were no triggering events or circumstances that would indicate IPRD was impaired as of December 31, 2018 or 2017.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired. The Company evaluates the recoverability of goodwill annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The Company performed a qualitative analysis of goodwill in the fourth quarter of 2018 and 2017, in which management concluded that it was more likely than not that the fair value of the reporting unit is greater than its carrying amount.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and translation of balances denominated in currencies other than United States dollars are recorded in foreign currency transaction gain/(loss) on the consolidated statements of operations.

Income Taxes

The Company is primarily subject to United States federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by United States federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2018 and 2017. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2018 and 2017, the Company had no accruals for interest or penalties related to income tax matters.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment, which is the business of a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) (“ASU No. 2017-04”). This ASU eliminates step 2 from the goodwill impairment test by comparing the fair value of a reporting unit with the carrying amount of the reporting unit. If the carrying amount exceeds the fair value, an impairment charge for the excess is recorded. The amendments of this ASU are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted ASU No. 2017-04 in the fourth quarter of 2018. There was no impact on the Company’s financial statements as a result of the adoption of this guidance.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequently issued several amendments including ASU 2018-11 (collectively, “Topic 842”), which establishes new accounting and disclosure requirements for leases. Topic 842 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. Entities may elect to account for certain short-term leases (with a term of one year or less) using a method similar to the current operating lease model. The statements of operations will include, for finance leases, separate recognition of interest on the lease liability and amortization of the right-of-use asset and for operating leases, a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a straight-line basis. These leases will be required to be presented on the balance sheet in accordance with the requirements of Topic 842, which is effective for annual reporting periods beginning after December 15, 2018, including interim periods therein, with early adoption permitted. Topic 842 may be applied using a modified retrospective approach or by applying the new standard as of the adoption date. The Company intends to adopt Topic 842 in the first quarter of 2019 by applying the new standard as of the adoption date and, consequently, financial information for the comparative periods will not be updated. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

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

3.	PURCHASE ACCOUNTING

Merger with Opexa Therapeutics, Inc.

The September 19, 2017 Merger was accounted for using the purchase method of accounting as a reverse acquisition. In a reverse acquisition, the post-acquisition net assets of the surviving combined company include the historical cost basis of the net assets of the accounting acquirer (Private Acer) plus the fair value of the net assets of the accounting acquiree (the Registrant). Further, under the purchase method, the purchase price is allocated to the assets acquired, liabilities assumed, and identifiable intangible assets based on their estimated fair values, with the remaining excess purchase price over net assets acquired allocated to goodwill.

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

The Company determined that the acquired legacy technology of the Registrant had no value as of the date of the Merger.

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

There were no changes in goodwill during the year ended December 31, 2018, and no changes in goodwill during the year ended December 31, 2017 after the initial purchase accounting. As of December 31, 2018, the Company has determined that no impairment charges were necessary.

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Computer hardware and software	$58,868	$16,555
Leasehold improvements	7,648	7,968
Furniture and fixtures	96,013	42,503
Subtotal property and equipment, gross	162,529	67,026
Less accumulated depreciation	(31,662)	(4,042)
Property and equipment, net	$130,867	$62,984

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Computer hardware and software are depreciated over an estimated useful life of 3 years, tenant improvements are depreciated over the shorter of the estimated useful life of the asset or the duration of the current lease arrangement, and furniture and fixtures are depreciated over an estimated useful life of 7 years.

5.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Accrued license fees	$1,567,368	$817,578
Accrued payroll and payroll taxes	1,302,728	—
Accrued contract manufacturing	1,079,314	218,108
Accrued contract research	128,678	99,140
Accrued miscellaneous expenses	119,861	73,348
Accrued legal	111,543	174,592
Accrued audit and tax	102,000	111,250
Accrued pre-commercial costs	85,000	341,159
Accrued consulting	49,940	102,156
Total accrued expenses	$4,546,432	$1,937,331

6.	CONVERTIBLE NOTES PAYABLE

On March 22, 2017, Private Acer issued senior secured convertible notes payable (the “2017 Notes”) to existing investors and a vendor in the aggregate principal amount of $3,125,000. The 2017 Notes accrued interest at 10% per annum and matured on September 19, 2017, which was the earlier of (i) March 22, 2018 (the “Maturity Date”) or (ii) upon a Change in Control of Private Acer, as defined therein. On May 31, 2017, Private Acer issued additional 2017 Notes to existing investors and a vendor in the aggregate principal amount of $2,375,000. The 2017 Notes were subsequently converted into common stock, as described below.

The 2017 Notes were convertible into common stock upon the occurrence of certain events: a Qualified Financing (as defined therein), a Change in Control, or an optional conversion by the holder. Conversion upon a Qualified Financing was at a price per share equal to the price per share paid for the shares sold in the Qualified Financing less a discount of: (i) 0%, if a Qualified Financing occurred on or before June 30, 2017; (ii) 10%, if a Qualified Financing occurred after June 30, 2017, but on or before September 1, 2017; or (iii) 20%, if a Qualified Financing occurred after September 1, 2017. Conversion upon a Change in Control was at the discretion of the holder such that Private Acer would pay each holder the outstanding balance on their respective note or the note would be converted at a price per share equal to the lesser of $16.57 and the price per share of common stock paid to the holders of the common stock in such Change in Control. Conversion under an optional conversion by the holder was at a price per share of $16.57 based on the outstanding balance of the note.

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

7.	COMMITMENTS AND CONTINGENCIES

Newton Lease

The Company entered into a Lease Agreement effective March 6, 2018 (the “Newton Lease”) with Commonwealth Development LLC, as trustee of the Gateway Realty Trust (the “Newton Landlord”). Pursuant to the Newton Lease, the Company leased certain premises consisting of 2,760 square feet of office space located at

One Gateway Center, Suite 351, 300 Washington Street, Newton, Massachusetts (the “Newton Premises”) to serve as its corporate headquarters. The term of the Newton Lease commenced on October 1, 2018 and expires on September 30, 2021.

Future minimum lease payments under the Newton lease at December 31, 2018 are as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$102,450
2020	105,210
2021	80,460
Total	$288,120

In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises. Rent expense for the Newton Premises was $91,708 for the year ended December 31, 2018.

Bend Lease

The Company entered into a triple net lease (the “Bend Lease”) effective April 1, 2018 with Eastern Western Corp. (the “Bend Landlord”). Pursuant to the Bend Lease, the Company leased certain premises consisting of 2,288 square feet of office space located at 1000 NW Wall Street, Suite 220, Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. The term of the Bend Lease commenced on April 1, 2018 and expires on March 31, 2021 (the “Bend Term”). The Company has an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

Future minimum lease payments under the Bend Lease at December 31, 2018 are as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$49,129
2020	50,603
2021	12,744
Total	$112,476

In addition, the Company is required to share in certain taxes and operating expenses of the Bend Premises. Rent expense for the Bend Premises was $46,744 for the year ended December 31, 2018.

License Agreements

In April 2014, Private Acer obtained exclusive rights to intellectual property relating to ACER-001 and preclinical and clinical data, through a license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, the Company has worldwide exclusive rights to develop, manufacture, use, sell and import Licensed Products as defined in the agreement. The license agreement requires the Company to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, and make payments upon achievement of defined milestones and payment of royalties in the low single-digit percent range on net sales of any developed product over the royalty term.

In August 2016, Private Acer signed an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) (via its Department of Clinical Research and Development) granting the Company exclusive worldwide rights to access and use data from a randomized controlled clinical study of celiprolol. The Company will use this pivotal clinical data to support an new drug application (“NDA”) regulatory filing for its lead product, celiprolol, for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, as well as reimburse certain costs, and make payments upon achievement of defined milestones and payment of royalties in the low single-digit percent range on net sales of celiprolol over the royalty term.

In September 2018, the Company entered into a License Agreement for Development and Exploitation with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, the Company will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, the Company will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, the Company will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. The Company may terminate the agreement in its sole discretion upon written notice to AP-HP, and AP-HP may terminate the agreement in the event the Company fails to make the required payments after notice and opportunity to cure. Additionally, the agreement will terminate if the Company terminates clinical development, marketing approval is withdrawn by the health or regulatory authorities in all countries, the Company ceases to do business or there is a procedure of winding-up by court decision against the Company. The Company subsequently filed three United States patent applications on this subject matter in October 2018.

In December 2018, the Company entered into an exclusive license agreement with Sanofi granting the Company worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement required the Company to make a certain upfront payment to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of osanetant over the royalty term. The Company plans to initially pursue development of osanetant as a potential treatment for certain neuroendocrine-related disorders.

Litigation

From time to time, the Company or its subsidiaries may become involved in litigation or proceedings relating to claims arising from the ordinary course of business.

In addition, on September 27, 2017, Piper Jaffray & Co. (“Piper”) filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper Jaffray & Co. (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million (including the conversion of the 2017 Notes described in Note 6) and (ii) $67,496 in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. The Company has not recorded a liability as of December 31, 2018, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

8.	STOCKHOLDERS’ EQUITY

Immediately prior to the consummation of the Merger described in Note 1, (i) Private Acer’s Series A Convertible Redeemable Preferred stock and Series B Convertible Redeemable Preferred stock were converted into 638,416 and 970,238 shares of Private Acer common stock, respectively, (ii) Private Acer’s 2017 Notes and accrued interest totaling $5,674,452 were converted into 599,201 shares of Private Acer common stock, and (iii) 1,055,961 shares of common stock were sold by Private Acer for $9.47 per share generating $10,000,000 of gross proceeds. At the closing of the Merger, 736,950 shares of common stock were held by existing shareholders of the Registrant.

Underwritten Public Offerings

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

In addition to the 500,000 shares, the total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares authorized for issuance under the 2018 Plan is automatically increased on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan.

The 2018 Plan is administered by the Company’s Board of Directors, which may in turn delegate authority to administer the plan to a committee such as the Compensation Committee, referred to herein as the 2018 Plan administrator. Subject to the terms of the 2018 Plan, the 2018 Plan administrator will determine recipients, the number of shares or amount of cash subject to awards to be granted, whether an option is to be an incentive stock options or non-incentive stock options and the terms and conditions of the stock awards, including the period of their exercisability and vesting. Subject to the limitations set forth below, the 2018 Plan administrator will also determine the exercise price of options granted under the 2018 Plan. The 2018 Plan expressly provides that, without the approval of the stockholders, the 2018 Plan administrator does not have the authority to reduce the exercise price of any outstanding stock options or stock appreciation rights under the 2018 Plan (except in connection with certain corporate transactions, such as stock splits, certain dividends, recapitalizations, reorganizations, mergers, spin-offs and the like), or cancel any outstanding underwater stock options or stock appreciation rights in exchange for cash or new stock awards under the 2018 Plan.

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. At December 31, 2018, 307,072 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, which was assumed by the Company in connection with the Merger, provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At December 31, 2018, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At December 31, 2018, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the year ended December 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	463,600	$11.23	9.5
Granted	377,500	$21.65
Exercised	(34,375)	$2.55		$603,969
Cancelled/forfeited	(25,000)	$20.21
Options outstanding at December 31, 2018	781,725	$16.34	9.0	$4,109,547
Options exercisable at December 31, 2018	217,222	$8.37	8.1	$2,552,337

At December 31, 2018, there was approximately $5.7 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans and the average remaining vesting period was 3.2 years. The weighted average grant-date fair value of options granted during the years ended December 31, 2018 and 2017 was $12.73 and $8.25, respectively. The amount of stock-based compensation expense recorded to general and administrative and to research and development was approximately $0.6 million and $0.7 million, respectively, for the year ended December 31, 2018. The amount of stock-based compensation expense recorded to general and administrative and to research and development was approximately $0.1 million and $0.3 million, respectively, for the year ended December 31, 2017.

Warrants

A summary of warrant activity for the year ended December 31, 2018, is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (# years)	Intrinsic Value
Outstanding and exercisable at December 31, 2017	317,630	$123.61	0.29	—
Expired	(317,630)	$—	—	—
Outstanding and exercisable at December 31, 2018	—	$—	—	—

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

There was no provision for income taxes for the years ended December 31, 2018 and 2017, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$3,604,179	$1,843,000
Capitalized research and development costs	14,381,936	12,177,000
Accrued liabilities	232,899	25,000
Tax credit carryforwards	6,311,164	3,286,000
Stock-based compensation	394,918	116,000
Total deferred tax assets	24,925,096	17,447,000

Valuation allowance	(24,922,829)	(17,444,000)
Net deferred tax assets	2,267	3,000

Deferred tax liabilities	(2,267)	(3,000)
	$—	$—

A reconciliation of the United States federal statutory tax rate to the effective tax rate is as follows:

	December 31,
	2018	2017
Federal statutory rate	21.0%	34.0%
R&D and Orphan Drug credits	10.9%	7.6%
State income tax, net of federal tax benefit	2.8%	(0.2%)
Valuation allowance	(35.2%)	18.2%
Tax reform impact	0.0%	(57.8%)
Other, net	0.5%	(1.8%)
Effective tax rate	0.0%	0.0%

Management currently believes that it is more likely than not that the deferred tax assets relating to the loss carryforwards and other temporary differences will not be realized in the future. Through December 31, 2018, for income tax reporting purposes, the Company had United States federal and state net operating loss carryforwards of approximately $15.9 million and research and development credits and Orphan Drug credits of approximately $6.3 million that can be carried forward and offset against taxable income. Federal net operating loss generated prior to 2018, research and development credits and Orphan Drug credits, and Massachusetts net operating losses can be carried forward for 20 years and begin to expire in 2022. Federal net operating loss generated in 2018 can be carried forward indefinitely. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was enacted. The Act significantly revised the United States corporate income tax law by lowering the corporate federal income tax rate from 35% to 21%. As of December 31, 2017, the Company has assessed the effects of the corporate rate reduction on its existing deferred tax balances which resulted in a $8.2 million reduction in the deferred tax assets. Since the Company maintains a full valuation allowance on its deferred tax assets, a corresponding reduction in the valuation allowance equal to the effect of the rate reduction on the ending deferred tax asset was also reflected. In addition to the rate reduction, the

Act also requires companies with foreign subsidiaries to pay a one-time transition tax on earnings that were previously tax deferred. As of December 31, 2017, the Company does not maintain any foreign subsidiaries and does not have previously deferred foreign earnings subject to the transition tax.

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

As of December 31, 2018 and 2017, the number of shares of common stock underlying potentially dilutive securities include:

	December 31,
	2018	2017
Warrants	—	317,630
Options to purchase common stock	781,725	463,600
Total	781,725	781,230

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The names of our executive officers and their ages as of March 1, 2019 are as follows:

Name	Age	Position
Chris Schelling	43	President, Chief Executive Officer and Director
William T. Andrews, M.D.	54	Chief Medical Officer
Donald R. Joseph	64	Chief Legal Officer and Secretary
Salma Jutt	42	Chief Commercial Officer
Harry S. Palmin	49	Chief Operating Officer and Chief Financial Officer

Biographical information for our executive officers is set forth below:

Chris Schelling has served as a director and as our President and Chief Executive Officer since the completion of the Merger in September 2017. Mr. Schelling founded Private Acer in December 2013 and served as a director from that time until the Merger. From December 2013 to February 2016, he served as Private Acer’s Chief Operating Officer, and from February 2016 until the Merger, he served as Private Acer’s President and Chief Executive Officer. Mr. Schelling also founded Censa Pharmaceuticals Inc. and currently serves as a director at Censa. Prior to founding Private Acer, he served as Executive Director of Strategic Marketing at BioMarin Pharmaceutical Inc., a Nasdaq-listed biotechnology company, from May 2006 to October 2012. He has also held roles at Abgenix, Inc., Cell Therapeutics, Inc., Stanford Research Institute Consulting and Organon. Mr. Schelling earned a B.A. in biology and history from Carroll College.

William T. Andrews, M.D., FACP has served as our Chief Medical Officer since October 2017. Prior to joining the Company, Dr. Andrews provided strategic consulting services to rare disease companies from April 2016 to September 2017. Prior to that, he served at Aegerion Pharmaceuticals, Inc., a biopharmaceutical company, as Senior Vice President, Business Development, from May 2014 to January 2016, and as Vice President of Medical Affairs, from April 2012 to May 2014. He has also held roles at Santhera Pharmaceuticals, Sepracor, Inc. and ClinQuest, Inc. Prior to joining the biopharmaceutical industry over 15 years ago, Dr. Andrews practiced medicine for seven years full-time and 11 years part-time in the Boston area as a board-certified internist and an attending physician at Brigham and Women’s Hospital, and was on the clinical faculty at Harvard Medical School. Dr. Andrews earned a B.A. in biology from Harvard University and a Ph.D. from Yale University School of Medicine.

Donald R. Joseph has served as our Chief Legal Officer and Secretary since April 2018. He previously served as an advisor and consultant to biopharmaceutical and global health organizations. He has over twenty years of biopharmaceutical industry experience, including senior management positions in global health non-profit organizations. Mr. Joseph served as Chief Legal Officer and Board Secretary of Humanigen (previously known as KaloBios Pharmaceuticals, Inc.), a publicly listed company, from June 2013 to November 2015. Prior to Humanigen, he was Chief Executive Officer of BIO Ventures for Global Health, or BVGH, from February to November 2012 and Chief Operating Officer from April 2010 to January 2012. He is a former Chairman and Secretary and current member of the BVGH Board of Directors. He previously served as General Counsel, Corporate Secretary, and in other senior management roles at publicly held biopharmaceutical companies, including Abgenix and Renovis. Mr. Joseph currently serves as lead independent director of Achieve Life Sciences, a publicly traded pharmaceutical company. Before entering the life sciences industry, Mr. Joseph practiced business law for a number of years in major firms, including as an international partner at Baker & McKenzie. He received his J.D. degree from the University of Texas School of Law, with honors.

Salma Jutt has served as our Chief Commercial Officer since December 2018. Prior to joining the Company, Ms. Jutt served as Senior Vice President, Chief Commercial Officer for Nalpropion Pharmaceuticals from January 2018 to December 2018. Prior to Nalpropion, she served as Vice President of U.S. Marketing, Head of Commercial Innovation for Orexigen from June 2016 to January 2018, as Executive Vice President, Partner for Carling Communications and Consulting from June 2015 to June 2016, and as Senior Director, Marketing and Sales for

Allergan from June 2008 to June 2015. Ms. Jutt holds a Bachelor of Commerce degree from the University of Alberta and an M.B.A. from Pepperdine University. She is a member of the Board of Directors of the American Heart Association.

Harry S. Palmin has served as our Chief Financial Officer since the completion of the Merger in September 2017 and was appointed to the additional position of Chief Operating Officer in September 2018. From December 2013 to February 2016, Mr. Palmin served as the President, Chief Executive Officer and a director of Private Acer, and from February 2016 to September 2017 he served as Private Acer’s acting Chief Financial Officer. Prior to joining Private Acer, he served in a variety of roles at Novelos Therapeutics, Inc., a pharmaceutical company, including as President and director from 1998 to October 2013, Chief Executive Officer from January 2005 to October 2013 and acting Chief Financial Officer from 1998 to September 2005. He has also held roles at Lehman Brothers and Morgan Stanley. Mr. Palmin earned a B.A. in economics from Brandeis University and a M.A. in international economics and finance from the Brandeis University International Business School.

Directors

All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. Our current Board of Directors is as follows:

Name	Age	Position
Stephen J. Aselage	67	Chairman of the Board of Directors
Jason Amello	50	Director
Hubert Birner, Ph.D., MBA	52	Director
John M. Dunn	67	Director
Michelle Griffin	53	Director
Luc Marengere, Ph.D.	53	Director
Chris Schelling	43	Director, President and Chief Executive Officer

Biographical information for our directors is set forth below:

Stephen J. Aselage has served as Chairman of the Board since the completion of the Merger in September 2017. From October 2015 until the Merger, Mr. Aselage served as the Chairman of Private Acer’s Board of Directors. Most recently, he was President and Chief Executive Officer of Retrophin, Inc., a Nasdaq-listed, fully integrated biopharmaceutical company, from November 2014 until his retirement in January 2019, and remains a member of its Board of Directors since October 2012. From May 2014 to November 2014, Mr. Aselage served as the Chief Operations Officer and interim Chief Executive Officer of Retrophin. Prior to joining Retrophin, he held a variety of roles at BioMarin Pharmaceutical Inc., a Nasdaq-listed biotechnology company, as Executive Vice President and Chief Business Officer from December 2009 to September 2012 and Senior Vice President of Global Commercial Development from July 2005 to December 2009. He has also held leadership roles at Cell Therapeutics, Inc., Sangstat Medical Corporation, Advanced Tissue Sciences, Inc. and Genentech, Inc. Mr. Aselage earned a B.S. in biology from the University of Notre Dame.

Jason Amello has served as a director since the completion of the Merger in September 2017. Since September 2013, Mr. Amello has served as Senior Vice President, Chief Financial Officer and Treasurer of Akebia Therapeutics, Inc., a Nasdaq-listed biopharmaceutical company focused on the development and commercialization of novel therapeutics for patients with kidney disease. From May 2012 to May 2013, he served as Executive Vice President, Chief Financial Officer and Treasurer of ZIOPHARM Oncology, Inc., a biopharmaceutical company focused on the discovery and development of new cancer therapies. From April 2000 to June 2011, Mr. Amello held various positions at Genzyme Corporation, a biotechnology company focused on development of therapeutics for multiple diseases and disorders, most recently as Senior Vice President, Corporate Controller, and Chief Accounting Officer. Earlier in his career, Mr. Amello spent 10 years in the business advisory and assurance practice of Deloitte, serving in various roles of increasing responsibility through Senior Manager. He currently serves on the Board of Directors of the New England Baptist Hospital, an orthopedic specialty hospital. Mr. Amello earned a B.A. in accounting from Boston College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

Hubert Birner, Ph.D., MBA has served as a director since the completion of the Merger in September 2017. From April 2017 until the Merger, Dr. Birner served as a member of Private Acer’s Board of Directors. Since 2000, he has served in a variety of roles for TVM Capital, an independent affiliation of international private equity and venture capital firms, where he currently serves as the Managing Partner of TVM Capital and TVM Life Science Management. Dr. Birner currently serves as the Chairman of the Boards of Directors of Argos Therapeutics, Inc., a Nasdaq-listed immuno-oncology company, and NOXXON Pharma N.V., a EuroNext Growth Paris-listed biopharmaceutical company, and as a member of the Board of Directors of Proteon Therapeutics, Inc., a Nasdaq-listed biopharmaceutical company, as well as a number of privately held life science companies. Prior to his tenure at TVM Capital, Dr. Birner held roles at Zeneca Group PLC and McKinsey & Company. He served as the Vice Chairman of Evotec AG, a Frankfurt Stock Exchange-listed company focused on the discovery and development of small molecule drugs, from 2005 to 2013, and as a director of Probiodrug AG, a Euronext Amsterdam-listed biopharmaceutical company, from 2014 to 2015. Dr. Birner earned a Ph.D. in biochemistry from Ludwig-Maximilian University of Munich and an M.B.A. from Harvard Business School.

John M. Dunn has served as a director since the completion of the Merger in September 2017. From October 2015 until the Merger, Mr. Dunn served as a member of Private Acer’s Board of Directors. Since November 2014, he has served as General Counsel of Vital Therapies, Inc., a Nasdaq-listed biotherapeutic company. Prior to joining Vital Therapies, Mr. Dunn was a consultant from February 2012 to November 2014, an Executive Vice President of Biogen Idec, Inc., now Biogen, Inc., a biotechnology company, from November 2003 to January 2012, where he was the head of that firm’s corporate venture group, and General Counsel of IDEC Pharmaceuticals from 2002 until its merger with Biogen in November 2003. Mr. Dunn earned a B.S. in finance and a J.D. from the University of Wyoming.

Michelle Griffin has served as a director since the completion of the Merger in September 2017. Since April 2013, Ms. Griffin has served as the Principal of Pacific Biotechnology Consulting Group, a firm providing consulting services to biotechnology companies and their Boards of Directors. Prior to her time with Pacific Biotechnology Consulting Group, Ms. Griffin served from January 2011 to March 2013 as Executive Vice President, Operations and Chief Financial Officer of OncoGenex Pharmaceuticals, Inc. Ms. Griffin has served as a member of the Board of Directors and as Chair of the Audit Committee for HTG Molecular Diagnostics, Inc. (Nasdaq: HTGM) since August 2018 and served as a member of the Board of Directors and as Chair of the Audit Committee for PhaseRx, Inc. (Nasdaq: PRRX) from 2016 until its acquisition by Roivant Sciences GmbH in 2018, OncoGenex Pharmaceuticals, Inc. from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (subsequently acquired by OncoGenex) from 2004 to 2008, and during various periods from 1997 to 2011 served in the capacity of Chief Financial Officer for Trubion Pharmaceuticals, Inc., Dendreon Corporation and Corixa Corporation. Ms. Griffin earned her B.S. in marketing from George Mason University and her M.B.A. with a specialization in finance and international business from Seattle University.

Luc Marengere, Ph.D. has served as a director since the completion of the Merger in September 2017. From April 2016 until the Merger, Dr. Marengere served as a member of Private Acer’s Board of Directors. He serves as Managing Partner of TVM Life Science Venture VII, L.P, a venture capital fund, which he joined in March 2012. From October 2001 to March 2012, Dr. Marengere was a Managing General Partner with VG Partners, a merchant bank. He serves on the `Boards of Directors of a number of privately held life science companies. From January 2015 to March 2017, Dr. Marengere served on the Board of Directors of CoLucid Pharmaceuticals, Inc., a Nasdaq-listed biopharmaceutical company. He has also held roles at CDP Capital – Technology Ventures and MDS Capital Corp. Dr. Marengere earned a Ph.D. from the University of Toronto, an M.S. in endocrinology from Queen’s University and a B.S. in biochemistry from the University of Ottowa.

Chris Schelling. Refer to “Executive Officers” section above for Mr. Schelling’s biographical information.

Audit Committee

The Audit Committee of the Board currently consists of Ms. Griffin (chair), and Messrs. Amello and Dunn, each of whom is an independent, non-employee director. The Audit Committee selects, on behalf of our Board of Directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, recommends to our Board of Directors whether the audited financials should be included in our annual reports to be filed with the SEC, and oversees management’s identification, evaluation, and mitigation of major risks to the Company. The Audit Committee operates pursuant to a written charter. During the last fiscal year, the Audit Committee held five meetings.

All of the members of the Audit Committee are non-employee directors who: (1) met the criteria for independence as required by Nasdaq listing standards and as set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in preparation of our financial statements during the past three years; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board of Directors has determined that Ms. Griffin and Messrs. Amello and Dunn each, individually, qualifies as an “audit committee financial expert” as defined in SEC rules and regulations and also possesses the financial sophistication and requisite experience as required under Nasdaq listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2018.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1)		All Other Compensation	Total
Chris Schelling(2)	2018	$400,000	$150,000	$—		$—	$550,000
President and Chief Executive Officer	2017	$116,667	$—	$468,791	(3)	$—	$585,458

William T. Andrews, M.D., FACP(4)	2018	$400,000	$105,000	$—		$—	$505,000
Chief Medical Officer	2017	$100,000	$40,000	$878,921	(3)	$—	$1,018,921

Harry Palmin(5)	2018	$340,000	$89,250	$—		$—	$429,250
Chief Operating Officer and Chief Financial Officer	2017	$99,167	$—	$594,151	(3)	$—	$693,318

(1)

Amounts shown in this column represent the aggregate grant date fair value of stock option awards made during the years presented, calculated in accordance with ASC Topic 718. See Note 2 to our financial statements appearing elsewhere in this report for a discussion of the relevant assumptions used in calculating these amounts.

(2)	Mr. Schelling was appointed as an executive officer on September 19, 2017, the effective date of the merger, with a base annual salary of $400,000.
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

(4)	Dr. Andrews was appointed as an executive officer on October 2, 2017, with a base annual salary of $400,000. He received a signing bonus in connection with commencement of employment.
(5)	Mr. Palmin was appointed as an executive officer on September 19, 2017, the effective date of the merger, with a base annual salary of $340,000.

Narrative Disclosure to Summary Compensation Table

Our Board of Directors reviews compensation annually for all of the executive officers. Compensation awarded to Named Executive Officers in 2018 and 2017 generally consisted of base salary, bonuses, and equity awards for options to purchase shares of our common stock. In setting executive compensation, our Board of Directors retained the services of Radford (which is a part of Aon Hewitt, a business unit of Aon plc) as an independent compensation consultant and considered compensation for comparable positions in the market, the historical compensation levels of the executives, individual performance as compared to its expectations and objectives, the desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among elements of compensation. Prior to the September 2017 merger with Opexa, Private Acer retained the services of Radford as an independent compensation consultant to (i) evaluate Private Acer’s executive compensation program and recommend a course of action for consideration in preparation for becoming a public company and (ii) assess Private Acer’s non-employee director compensation practices against a selection of peer group companies and make a recommendation relating thereto. Subsequent to closing of the merger with Opexa in September 2017, our Compensation Committee reviewed the analysis and reports prepared by Radford and provided to Private Acer and implemented certain compensation adjustments for our executives and non-employee directors. In reviewing the reports prepared by Radford for Private Acer, our Compensation Committee considered the independence of Radford pursuant to SEC rules and the corporate governance rules of the Nasdaq Capital Market and concluded that no conflict of interest exists that would prevent Radford from independently advising the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2018 for each of the Named Executive Officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date
Chris Schelling	11,500	34,500	(1)	$15.34	10/4/2027
William T. Andrews, M.D., FACP	25,000	75,000	(1)	$15.34	10/4/2027
Harry S. Palmin	16,900	50,700	(1)	$15.34	10/4/2027

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

Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Acer Therapeutics Inc.
Jason Amello	$42,500	$—	$—	$42,500
Stephen J. Aselage	$73,750	$—	$—	$73,750
Hubert Birner, Ph.D., MBA (1)	$—	$—	$—	$—
John M. Dunn	$50,000	$—	$—	$50,000
Michelle Griffin	$55,000	$—	$—	$55,000
Luc Marengere, Ph.D. (1)	$—	$—	$—	$—

(1)	Drs. Birner and Marengere are each affiliated with TVM Capital Life Sciences and do not receive compensation for their service on our Board of Directors.

Standard Compensation Arrangements

Outside directors who are not affiliated with TVM Capital Life Sciences receive compensation for their service on our Board of Directors that consists of cash compensation and equity awards as described below. A director who is also our employee does not receive any additional compensation for services as a member of our Board of Directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board of Directors and committee meetings. Our standard annual compensation arrangements consist of the following:

Board Member Cash Compensation:

•	Annual Board member retainer - $35,000
•	Additional non-executive Board Chair retainer - $25,000

Additional Committee Chair Cash Compensation:

•	Audit - $15,000
•	Compensation - $10,000
•	Nominating/Governance - $7,500

Additional Committee Member Cash Compensation:

•	Audit - $7,500
•	Compensation - $5,000
•	Nominating/Governance - $3,750

Board Member Equity Compensation:

•

Initial stock option award to newly-appointed directors – 9,000 shares, vesting quarterly over a three-year period from the date of grant, with vesting to accelerate immediately prior to a Change in Control (as defined in our 2018 Stock Incentive Plan).

•

Annual stock option award – 6,000 shares, vesting on the one-year anniversary from the date of grant, with vesting to accelerate immediately prior to a Change in Control (as defined in our 2018 Stock Incentive Plan).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 1, 2019, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers as a group. As of March 1, 2019, there were 10,087,363 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
5% Stockholders (excluding Executive Officers and Directors):
Funds affiliated with TVM Capital Life Science	2,672,309	(2)	26.5%
Nantahala Capital Management, LLC	903,455	(3)	9.0%
Vivo Opportunity, LLC	579,051	(4)	5.7%
Bukwang Pharmaceutical Co. Ltd.	544,572	(5)	5.4%
Avego Healthcare Capital, LLC and affiliates	527,983	(6)	5.2%
Executive Officers and Directors:
Chris Schelling	1,767,250	(7)	17.5%
William T. Andrews, M.D., FACP	37,500	(8)	*
Harry S. Palmin	150,350	(9)	1.5%
Jason Amello	5,223	(10)	*
Stephen J. Aselage	40,905	(11)	*
Hubert Birner, Ph.D., MBA	0	(12)	—
John M. Dunn	27,952	(13)	*
Michelle Griffin	5,223	(14)	*
Luc Marengere, Ph.D.	0	(15)	—
All current directors and executive officers as a group (11 persons)	2,034,403	(16)	20.0%

*	Less than 1%

(1)

Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Acer Therapeutics Inc., One Gateway Center, Suite 351 (300 Washington Street), Newton, Massachusetts 02458.

(2)

This information is based on a Schedule 13D/A filed with the SEC on August 24, 2018. Consisting of shares of common stock beneficially owned by certain investment funds affiliated with TVM Capital Life Science as follows: (i) 1,697,709 shares of common stock held by TVM Life Science Ventures VII L.P. (“TVM VII LP”); (ii) 725,844 shares of common stock held by TVM Life Science Ventures VI GmbH & Co. KG (“TVM VI German”); and (iii) 248,756 shares of common stock held by TVM Life Science Ventures VI L.P. (“TVM VI Cayman”). With respect to the shares held by TVM VII LP, TVM LSV VII (GP) Ltd. (“TVM VII GP”) is the general partner of TVM VII LP. Luc Marengere, Mark Wanless, Gary Leatt, Hubert Birner, Stefan Fischer and Helmut Schühsler are members of the investment committee of TVM VII GP, which has voting and investment power with respect to these shares, and may be deemed to beneficially own such shares. TVM VII GP and Messrs. Birner, Fischer, Schühsler, Marengere, Wanless and Leatt each disclaim beneficial ownership of the reported securities, other than those shares which the reporting person owns of record. The address of TVM VII LP is 204, Rue Notre-Dame Ouest, Bureau 350, Montreal A8 H2Y 1TE, Canada. With respect to the shares held by TVM VI German, Messrs. Birner, Fischer and Schühsler are members of the investment committee of TVM Life Science Ventures Management VI L.P. (“TVM VI Management”), which is the managing limited partner of TVM VI German with voting and dispositive power over the shares held by TVM VI German, and may be deemed to beneficially own such shares. TVM VI Management and Messrs. Birner, Fischer and Schühsler each disclaim beneficial ownership of the shares held by TVM VI German, other than those shares which the reporting person owns of record. The address of TVM VI German is Ottostrasse 4, 80333 Munich, Germany. With respect to the shares held by TVM VI Cayman, Messrs. Birner, Schühsler and Fisher are members of the investment committee of TVM VI Management, which is the managing limited partner of TVM VI Cayman with voting and dispositive power over the shares held by TVM VI Cayman, and may be deemed to beneficially own such shares. TVM VI Management and Messrs. Birner, Schühsler and Fischer each disclaim beneficial ownership of the shares held by TVM VI Cayman, other than those shares which the reporting persons owns of record. The address of TVM VI Cayman is Ottostrasse 4, 80333 Munich, Germany. Drs. Birner and Marengere are members of our Board of Directors.

(3)

This information is based on a Schedule 13G filed with the SEC on February 14, 2019. Pursuant to the Schedule 13G, Nantahala Capital Management, LLC (“Nantahala”) and each of Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, share voting and investment power with respect to the shares, which are held by funds and separately managed accounts under control of Nantahala. The address for Nantahala and Messrs. Harkey and Mack is 19 Old Kings Highway S, Suite 200, Darien, Connecticut 06820.

(4)

This information is based on a Schedule 13D filed with the SEC on September 17, 2018. Pursuant to the Schedule 13G, sole voting and investment power with respect to these shares, which are held by Vivo Opportunity, LLC, a Delaware limited liability company (“Vivo”) and general partner of Vivo Opportunity Fund, L.P. (the “Fund”), may be deemed to be shared by the voting members of the Fund, Albert Cha, Gaurav Aggarwal, Shan Fu, Frank King and Michael Chang, each of whom disclaims beneficial ownership with respect to such shares. The address for Vivo is 505 Hamilton Avenue, Suite 207, Palo Alto, California 94301.

(5)

This information is based on confirmation provided by the stockholder of its stock ownership position. Hee-Won Yoo is the President and Chief Executive Officer of Bukwang Pharmaceutical Co. Ltd. Bukwang’s address is 7, Sangdo-ro, Dongjak‑gu, Seoul 06955, Korea.

(6)

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

(7)	Consisting of (i) 1,750,000 shares of common stock; and (ii) 17,250 shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(8)	Represents shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(9)	Consisting of (i) 125,000 shares of common stock; and (ii) 25,350 shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(10)	Represents shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(11)	Consisting of (i) 13,905 shares of common stock; and (ii) 27,000 shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(12)	Does not include shares of common stock beneficially owned by TVM VII LP, TVM VI or TVM VI LP, for each of which Dr. Birner serves on the investment committee. See footnote 2 above.
(13)	Consisting of (i) 5,952 shares of common stock; and (ii) 22,000 shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(14)	Represents shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.
(15)	Does not include shares of common stock beneficially owned by TVM VII LP, for which Dr. Marengere serves on the investment committee. See footnote 2 above.
(16)	Consisting of: (i) 1,894,857 shares of common stock; and (ii) 139,546 shares of common stock underlying stock options exercisable within 60 days of March 1, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2018, with respect to our compensation plans under which common stock is authorized for issuance. These plans consist of our 2018 Stock Incentive Plan, 2013 Stock Incentive Plan and 2010 Stock Incentive Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)
Equity Compensation Plans Approved by Stockholders	781,725	$16.03	307,072
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	781,725	$16.03	307,072

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2018, we have engaged in no reportable transactions with our directors, executive officers, beneficial holders of more than 5% of our voting securities, and affiliates or their immediately family members.

Director Independence

The Board of Directors determined that Ms. Griffin, Drs. Birner and Marengere, and Messrs. Amello, Aselage and Dunn are each an independent director within the meaning of Nasdaq listing standards, which directors constitute a majority of the Board of Directors. The Board of Directors has determined that each member of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees is independent (or similarly designated) based on the Board of Directors’ application of the standards of Nasdaq, the rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate for such committee membership. The current members of these committees are as follows:

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Jason Amello	X	X
Stephen J. Aselage	X		C	X
Hubert Birner, Ph.D., MBA	X
John M. Dunn	X	X		C
Michelle Griffin	X	C	X
Luc Marengere, Ph.D.	X		X	X
Chris Schelling

C = Chair

Item 14.	Principal Accountant Fees and Services.

The following table presents (i) the aggregate fees billed to us for the fiscal year ended December 31, 2017 by MaloneBailey, LLP, who served as our independent registered public accounting firm during the period of January 1, 2017 to September 20, 2017, and (ii) the aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 by Wolf & Company, P.C., who was appointed as our independent registered public accounting firm on September 20, 2017.

	Years Ended December 31,
	2018	2017
	Wolf & Co.	MaloneBailey	Wolf & Co.
Audit fees(1)	$113,000	$62,000	$79,000
Audit-related fees (2)	58,000	16,000	42,000
Tax fees (3)	—	—	—
All other fees	—	—	—
Total fees	$171,000	$78,000	$121,000

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

 During the year ended December 31, 2017, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of MaloneBailey, LLP would have caused MaloneBailey, LLP to make reference thereto in its reports, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

During the years ended December 31, 2018 and 2017, neither we nor anyone on our behalf consulted with Wolf & Company, P.C. regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Wolf & Company, P.C. concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Policy on Audit Committee Pre-Approval and Permissible Non-Audit Services of Independent Auditors

The Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis. The Audit Committee pre-approved 100% of any audit-related services, tax services or other services provided by our independent auditors during the last two fiscal years.

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

2.2	Plan of Conversion, dated May 15, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.1	Certificate of Conversion, as filed with the Texas Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.2	Certificate of Conversion, as filed with the Delaware Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.3

Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.4	Bylaws, effective May 15, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

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

10.3+^

Form of award agreement for awards made under the Acer Therapeutics Inc. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2014).

10.4+^

Form of restricted stock agreement for awards made under the Acer Therapeutics Inc. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 12, 2015).

10.5+	Acer Therapeutics Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 20, 2017).

10.6+	Acer Therapeutics Inc. 2018 Stock Incentive Plan (incorporated by reference to Appendix G to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2018).

10.7+

Form of Notice of Stock Option Grant and Stock Option Agreement for option awards to be made under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

10.8+*	Form of Notice of Restricted Stock Award for awards under the 2018 Stock Incentive Plan.

Exhibit No.	Description
10.9♦

Agreement of Access and Use of Clinical Trial Data, dated as of August 3, 2016, by and between Acer Therapeutics Inc. and L’Assistance Publique—Hôpitaux de Paris (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-219358), filed on July 19, 2017).

10.10♦

License Agreement for Development and Exploitation, dated as of September 19, 2018, by and between Acer Therapeutics Inc. and Assistance Publique – Hôpitaux de Paris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.11♦

Exclusive License Agreement, dated as of April 4, 2014, by and between Acer Therapeutics Inc. and Baylor College of Medicine (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-219358), filed on July 19, 2017).

10.12

First Amendment to License Agreement dated April 28, 2014 by and between Baylor College of Medicine and Acer Therapeutics Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-219358), filed on July 19, 2017).

10.13

Second Amendment to License Agreement, dated March 17, 2015, by and between Acer Therapeutics Inc. and Baylor College of Medicine (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S‑4, as amended (File No. 333-219358), filed on July 19, 2017).

10.14

Third Amendment to License Agreement, dated September 8, 2016, by and between Acer Therapeutics Inc. and Baylor College of Medicine (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S‑4, as amended (File No. 333-219358), filed on July 19, 2017).

10.15

Exclusive License Agreement, dated as of December 21, 2018, by and between Acer Therapeutics Inc. and Sanofi (incorporated by reference to Exhibit 99.1 to the Company to the Company’s Current Report on Form 8-K filed on January 2, 2019.)

10.16+

Employment Agreement, dated February 22, 2018, by and between Acer Therapeutics Inc. and Chris Schelling (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 27, 2018).

10.17+

Employment Agreement, dated February 22, 2018, by and between Acer Therapeutics Inc. and William Andrews (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 27, 2018).

10.18+

Employment Agreement, dated February 22, 2018, by and between Acer Therapeutics Inc. and Harry Palmin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 27, 2018).

10.19+

Employment Agreement, dated April 20, 2018, by and between Acer Therapeutics Inc. and Donald Joseph (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.20+*	Employment Agreement, dated December 4, 2018, by and between Acer Therapeutics Inc. and Salma Jutt-Eghbali.

10.21

Lease Agreement, dated March 6, 2018, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.22

Triple Net Lease, dated April 1, 2018, by and between Acer Therapeutics Inc. and Eastern Western Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

Exhibit No.	Description
10.23+

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2018).

10.24

Sales Agreement, dated November 9, 2018 by and between Acer Therapeutics Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2018).

23.1*	Consent of Independent Registered Public Accounting Firm Wolf & Company, P.C.

24.1*	Power of Attorney (see the signature page hereof).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.
#	The schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
♦	Confidential treatment was granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
^	The name of this plan has been amended to reflect the current name of the Company.

**

In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10‑K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 16.	Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: March 7, 2019	By:	/s/ Harry Palmin
Harry Palmin
Chief Operating Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chris Schelling and Harry Palmin, and each of them, his or her true and lawful attorneys‑in‑fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Chris Schelling	President and Chief Executive Officer and Director	March 7, 2019
Chris Schelling	(Principal Executive Officer)

/s/ Harry Palmin	Chief Operating Officer and Chief Financial Officer	March 7, 2019
Harry Palmin	(Principal Financial and Accounting Officer)

/s/ Jason Amello	Director	March 7, 2019
Jason Amello

/s/ Stephen J. Aselage	Chairman of the Board	March 7, 2019
Stephen J. Aselage

/s/ Hubert Birner	Director	March 7, 2019
Hubert Birner, Ph.D., MBA

/s/ John M. Dunn	Director	March 7, 2019
John M. Dunn

/s/ Michelle Griffin	Director	March 7, 2019
Michelle Griffin

/s/ Luc Marengere	Director	March 7, 2019
Luc Marengere, Ph.D.