Form 10-Q
period 2019-03-31
Acer Therapeutics Inc.
filed 2019-05-14
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	ACER	The Nasdaq Stock Market LLC

As of May 1, 2019, there were 10,087,363 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$31,831,427	$41,671,284
Prepaid expenses and other current assets	778,738	1,075,021
Total current assets	32,610,165	42,746,305
Property and equipment, net	210,257	130,867
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	430,251	20,380
Total assets	$41,016,540	$50,663,419
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,167	$1,033,829
Accrued expenses	2,759,122	4,546,432
Other current liabilities	164,629	—
Total current liabilities	2,984,918	5,580,261
Other non-current liabilities	245,242	—
Total liabilities	3,230,160	5,580,261
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 10,087,363 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,009	1,009
Additional paid-in capital	92,586,619	91,914,692
Accumulated deficit	(54,801,248)	(46,832,543)
Total stockholders’ equity	37,786,380	45,083,158
Total liabilities and stockholders’ equity	$41,016,540	$50,663,419

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$3,946,220	$2,073,971
General and administrative	4,230,698	1,917,030
Total operating expenses	8,176,918	3,991,001
Loss from operations	(8,176,918)	(3,991,001)
Other income:
Interest income	185,143	30,690
Foreign currency transaction gain (loss)	23,070	(23,293)
Total other income, net	208,213	7,397
Net loss	$(7,968,705)	$(3,983,604)
Net loss per share - basic and diluted	$(0.79)	$(0.53)
Weighted average common shares outstanding - basic and diluted	10,087,363	7,497,433

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, beginning of period	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158
Stock-based compensation	—	—	671,927	—	671,927
Net loss	—	—	—	(7,968,705)	(7,968,705)
Balance, end of period	10,087,363	$1,009	$92,586,619	$(54,801,248)	$37,786,380

	Three months ended March 31, 2018
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, beginning of period	7,497,433	$74,974	$47,812,215	$(25,551,652)	$22,335,537
Costs associated with common stock issuance	—	—	(38,747)	—	(38,747)
Stock-based compensation	—	—	252,374	—	252,374
Net loss	—	—	—	(3,983,604)	(3,983,604)
Balance, end of period	7,497,433	$74,974	$48,025,842	$(29,535,256)	$18,565,560

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,968,705)	$(3,983,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	671,927	252,374
Depreciation	9,548	6,224
Changes in operating assets and liabilities
Prepaid expenses and other current assets	296,283	55,458
Accounts payable	(972,662)	229,662
Accrued expenses	(1,787,310)	215,155
Other non-current assets	—	(2,500)
Net cash used in operating activities	(9,750,919)	(3,227,231)
Cash flows from investing activities:
Purchase of property and equipment	(88,938)	(9,752)
Net cash used in investing activities	(88,938)	(9,752)
Cash flows from financing activities:
Costs associated with the issuance of common stock	—	(38,747)
Net cash used in financing activities	—	(38,747)
Net decrease in cash and cash equivalents	(9,839,857)	(3,275,730)
Cash and cash equivalents, beginning of period	41,671,284	15,644,355
Cash and cash equivalents, end of period	$31,831,427	$12,368,625

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019

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

The Company believes that its existing cash and cash equivalents of approximately $31.8 million at March 31, 2019, will be sufficient to allow the Company to fund its current operating plan into the first half of 2020 and, as a result, through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. Until the Company can generate a sufficient amount of product revenue to finance its cash requirements, which would require the Company to obtain regulatory approval for and successfully commercialize one or more of its product candidates, the Company expects to finance its future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances.

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

Delaware Reincorporation and Subsidiary Merger

On May 15, 2018, the Company changed its state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion, dated May 15, 2018. As a result of this reincorporation, the par value of the Company’s common stock was reduced to $0.0001 from $0.01. Immediately following the Reincorporation, we eliminated our holding company structure by merging our wholly-owned subsidiary Private Acer with and into the Company (the “Subsidiary Merger”). The Company was the surviving corporation in connection with the Subsidiary Merger.

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

All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

In the first quarter of 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company assesses its contracts at inception to determine whether the contract contains a lease, including evaluation of whether the contract conveys the right to control an explicitly or implicitly identified asset for a period of time. The Company has recognized right-of-use assets and lease liabilities that represent the net present value of future operating lease payments utilizing a discount rate corresponding to the Company’s incremental borrowing rate and amortizing over the remaining terms of the leases. See the Recently Adopted Accounting Pronouncements below for additional information related to the adoption of this guidance.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

The following assumptions were used to estimate the fair value of stock options granted during the three-month period ending March 31, 2019 and 2018 using the Black-Scholes option pricing model:

	2019	2018
Risk-free interest rate	2.44% - 2.57%	2.27% – 2.98%
Expected life (years)	6.25	6.25
Volatility	60%	60%
Dividend rate	0%	0%

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

Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2019 and 2018, due to a full valuation allowance recognized against its deferred tax assets.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing net loss in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock-based awards, were not included in the calculation of the diluted loss per share because to do so would be anti-dilutive.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which establishes new accounting and disclosure requirements for leases. ASU No. 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. The Company adopted ASU 2016-02 in the first quarter of 2019 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of this guidance, the Company recorded a non-cash transaction to recognize on January 1, 2019 lease liabilities totaling $0.4 million and right-of-use-assets totaling $0.4 million, which will be amortized over the remaining terms of the leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This new guidance expands the scope of ASC 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. Equity-classified nonemployee awards are measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete. Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Entities may use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. The Company adopted ASU 2018-07 in the first quarter of 2019. There was no impact on the Company’s financial statements as a result of the adoption of this guidance.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Computer hardware and software	$127,910	$58,868
Leasehold improvements	7,648	7,648
Furniture and fixtures	115,909	96,013
Subtotal property and equipment, gross	251,467	162,529
Less accumulated depreciation	(41,210)	(31,662)
Property and equipment, net	$210,257	$130,867

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Accrued pre-commercial costs	$629,806	$85,000
Accrued contract manufacturing	580,000	1,079,314
Accrued consulting	761,944	49,940
Accrued contract research and regulatory consulting	338,000	128,678
Accrued accounting, audit, and tax fees	163,000	102,000
Accrued legal	130,000	111,543
Accrued miscellaneous expenses	103,947	119,861
Accrued license fees	51,335	1,567,368
Accrued payroll and payroll taxes	1,090	1,302,728
Total accrued expenses	$2,759,122	$4,546,432

5.	LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”) commencing on October 1, 2018 for certain premises which consist of 2,760 square feet of office space located in Newton, Massachusetts (the “Newton Premises”) to serve as its corporate headquarters. On March 5, 2019, the Company entered into a lease agreement to amend the Newton Lease and to lease an additional 1,600 square feet of office space, commencing on or around June 1, 2019, located in Newton, Massachusetts (the “Additional Newton Premises”) to serve as additional space for its corporate headquarters. The term of the lease for the Newton Premises and the Additional Newton Premises expires on May 31, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises and the Additional Newton Premises.

The Company entered into a Triple Net Lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. The term of the Bend Lease commenced on April 1, 2018 and expires on March 31, 2021 (the “Bend Term”). The Company has an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

The leases for the Newton Premises, the Additional Newton Premises, and the Bend Premises are classified as operating leases. The Company recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. This lease liability represents the net present value of future lease payments for leases which have commenced utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2019, the weighted average remaining lease term was 2.8 years. The Company recorded expense related to the leases of $37 thousand and $19 thousand for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, the Company made cash payments of $28 thousand for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2019:

Undiscounted lease liabilities for years ending December 31,:
2019 (remaining)	$123,127
2020	167,813
2021	123,714
2022	45,850
Total undiscounted lease liabilities	$460,504
Less effects of discounting	(50,633)
Total lease liabilities	$409,871

Reported as of March 31, 2019:
Other current liabilities	$164,629
Other non-current liabilities	245,242
Total lease liabilities	$409,871

The Company also has a minimum future lease commitment of $0.2 million related to the Additional Newton Premises, the net present value of which will be recognized as a liability on the commencement date of the lease.

Future minimum lease payments at December 31, 2018 were as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$151,579
2020	155,813
2021	93,204
Total	$400,596

6.	COMMITMENTS AND CONTINGENCIES

License Agreements

In April 2014, Private Acer obtained exclusive rights to intellectual property relating to ACER-001 and preclinical and clinical data, through a license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, the Company has worldwide exclusive rights to develop, manufacture, use, sell and import licensed products as defined in the agreement. The license agreement requires the Company to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, make payments upon achievement of defined milestones, and pay royalties in the low single-digit percent range on net sales of any developed product over the royalty term.

In August 2016, Private Acer signed an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) (via its Department of Clinical Research and Development) granting the Company the exclusive worldwide rights to access and use data from a randomized, controlled clinical study of celiprolol. The Company will use this pivotal clinical data to support a new drug application (“NDA”) regulatory filing for its lead product candidate, celiprolol, for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, as well as reimburse certain costs and make payment of royalties in the low single-digit range on net sales of celiprolol over the royalty term.

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

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

In addition, on September 27, 2017, Piper Jaffray & Co. (“Piper”) filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $67,496 in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. On February 22, 2019, Piper filed a motion for summary judgment. In response, Private Acer filed its opposition to Piper's motion on March 22, 2019. Piper subsequently filed its reply to Private Acer's opposition on April 5, 2019. Piper's motion is currently pending before the Court. The Company has not recorded a liability as of March 31, 2019, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

7.	STOCKHOLDERS’ EQUITY

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

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement (the “Agreement”) with Roth Capital Partners, LLC. The Agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50,000,000 depending upon market demand, in transactions deemed to be an “at-the-market” offering. The Company has no obligation to sell any shares of common stock pursuant to the Agreement and may at any time suspend sales pursuant to the Agreement. Either party may terminate the Agreement at any time without liability.

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

In addition to the 500,000 shares, the total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares authorized for issuance under the 2018 Plan is automatically increased (the “evergreen provision”) on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. At March 31, 2019, after the authorization of 403,495 additional shares according to the evergreen provision, 325,417 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, which was assumed by the Company in connection with the Merger, provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At March 31, 2019, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At March 31, 2019, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the three months ended March 31, 2019, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2018	781,725	$16.34	9.0
Granted	430,150	$28.15
Cancelled/forfeited	(60,000)	$22.18
Options outstanding at March 31, 2019	1,151,875	$18.77	9.4	$6.8
Options exercisable at March 31, 2019	251,135	$8.29	8.2	$4.5

A summary of restricted stock units activity under the 2018 Plan for the three months ended March 31, 2019, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2018	—	—
Granted	15,000	$23.60
Non-vested outstanding at March 31, 2019	15,000	$23.60	$0.4

At March 31, 2019, there was approximately $11.0 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans and the average remaining vesting period was 3.3 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2019 was $14.27. The amount of stock-based compensation expense recorded to research and development and to general and administrative is detailed in table below:

	Three Months Ended March 31,
	2019	2018
Stock-based compensation
Research and development	$369,941	$152,735
General and administrative	301,986	99,639
	$671,927	$252,374

Warrants

On January 23, 2018, all outstanding and unexercised Series J warrants to purchase an aggregate of 2,942 shares of common stock expired. On January 29, 2018, all outstanding and unexercised Series K warrants to purchase an aggregate of 2,262 shares of common stock expired. On April 9, 2018, all outstanding and unexercised Series M warrants to purchase an aggregate of 301,452 shares of common stock expired. At March 31, 2019, there were no warrants outstanding.

8.	NET LOSS PER SHARE

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

As of March 31, 2019 and 2018, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	March 31,
	2019	2018
Warrants	—	312,426
Options to purchase common stock and unvested, undelivered restricted stock units	1,166,875	526,100
Total	1,166,875	838,526

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2019. Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including EDSIVO™ (celiprolol), ACER-001, and osanetant constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

•	the strategies, prospects, plans, expectations and objectives of management for future operations, including the anticipated timing of regulatory submissions or actions;
•	the progress, scope or duration of the development of product candidates or programs;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect our intellectual property rights;
•	our anticipated operations, financial position, costs or expenses;
•	statements regarding future economic conditions or performance;
•	statements concerning proposed new products, services or developments;
•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”), ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”), and osanetant for the treatment of various neuroendocrine disorders. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and ted States by using the regulatory pathway established under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FFDCA, that allows an applicant to rely at least in part on third-party data for approval, which may expedite the preparation, submission, and approval of a marketing application.

Merger and Reverse Stock Split

On September 19, 2017, Acer Therapeutics Inc., a Texas corporation, formerly known as Opexa Therapeutics, Inc. (the “Registrant”), completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Registrant, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Registrant (the “Merger”). This transaction was approved by the Registrant’s stockholders on September 19, 2017. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Registrant effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Registrant changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers in this report have been adjusted to reflect the Reverse Split.

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

•	license fees and other direct costs of acquiring intellectual property.

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

Since our inception in December 2013, we have spent a total of approximately $32.4 million in research and development expenses through March 31, 2019. Of that amount, approximately $26.9 million is directly related to EDSIVOTM and approximately $4.9 million is directly related to ACER-001.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; pre-commercial costs associated with preparing for the commercial launch of EDSIVOTM for the treatment of vEDS, if approved by the United States Food and Drug Administration (“FDA”); and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will increase in the future as we expand our operating activities.

Other income, net

Other income, net consists primarily of interest income. We earn interest income from interest-bearing accounts and money market funds for cash and cash equivalents. Additionally, we record as part of other income, net, transactional gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates.

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Other than those noted within Note 2 to our unaudited consolidated financial statements, there have been no material changes to our critical accounting policies during the three months ended March 31, 2019. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of our critical accounting policies and significant judgments and estimates.

Goodwill

Goodwill represents the excess of cost over fair value of net assets acquired in the Merger and in our prior acquisition of Anchor Therapeutics, Inc. (“Anchor”). We evaluate according to Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which we adopted in the fourth quarter of 2018, the recoverability of goodwill annually, or more frequently, if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. We may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If we were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit were less than its carrying amount, a goodwill impairment would be recognized for the difference.

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptor targets from the GPCR Target Pools of Anchor that we obtained the rights to in the March 20, 2015 acquisition of Anchor by Private Acer. IPRD was recorded at fair value in conjunction with the Anchor acquisition during 2015 and is an indefinite-lived intangible asset. As such, it is tested at least annually for impairment.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options under our 2018 Stock Incentive Plan, our 2013 Stock Incentive Plan, as amended, and our 2010 Stock Incentive Plan, as amended and restated, by estimating the fair value of each stock option on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense for stock options and restricted stock units on a straight-line basis over the vesting term.

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

Clinical Trial and Pre-Clinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three months ended March 31, 2019.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Research and development	$3,946,220	$2,073,971	$1,872,249	90%
General and administrative	4,230,698	1,917,030	2,313,668	121%
Loss from operations	(8,176,918)	(3,991,001)	(4,185,917)	105%
Total other income, net	208,213	7,397	200,816	2715%
Net loss	$(7,968,705)	$(3,983,604)	$(3,985,101)	100%

Research and Development Expenses

Research and development expenses were approximately $3.9 million during the three months ended March 31, 2019, as compared to approximately $2.1 million during the three months ended March 31, 2018. This increase of approximately $1.8 million was principally due to increases in regulatory and filing fees, expenses related to manufacturing services, and employee-related expenses, partially offset by a decrease in spending for contract research and regulatory consulting services. Research and development expenses for the three months ended March 31, 2019 were primarily comprised of approximately $3.3 million related to EDSIVOTM and approximately $0.6 million related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $4.2 million for the three months ended March 31, 2019 as compared to approximately $1.9 million for the three months ended March 31, 2018. This increase of approximately $2.3 million was primarily due to increases in employee-related expenses, including increased headcount, and expenses related to pre-commercial activities.

Other Income, Net

Other income, net of approximately $0.2 million during the three months ended March 31, 2019 and of approximately $7,000 during the three months ended March 31, 2018 was primarily attributable to interest income and foreign exchange transaction gain (loss).

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2019, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. On August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. As of March 31, 2019, we had approximately $31.8 million in cash and cash equivalents. Our net loss was approximately $8.0 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of approximately $54.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net cash used in:
Operating activities	$(9,750,919)	$(3,227,231)
Investing activities	(88,938)	(9,752)
Financing activities	—	(38,747)
Net decrease in cash and cash equivalents	$(9,839,857)	$(3,275,730)

Operating Activities

Cash used in operating activities was approximately $9.8 million for the three months ended March 31, 2019, as compared to approximately $3.2 million for the three months ended March 31, 2018. The increase of approximately $6.6 million was principally the result of an increase in net loss due to increased operating expense adjusted for non-cash items such as stock-based compensation, as well as of decreases in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 related to purchases of computer equipment, leasehold improvements, and furniture and fixtures.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2018 consisted of approximately $39,000 of residual costs related to our offering of common stock in December 2017.

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

As of March 31, 2019, we had approximately $31.8 million in cash and cash equivalents. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements into the first half of 2020.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	our ability to launch EDSIVOTM if we receive FDA approval, and the timing of such approval;
•	our ability to obtain adequate levels of financing to meet our operating plan;
•	the costs associated with filing, outcome, and timing of regulatory approvals;
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs and timing of having clinical supplies of our product candidates manufactured;
•	the initiation and progress of ongoing pre-clinical studies and clinical trials for our product candidates;
•	the costs involved in patent filing, prosecution, and enforcement; and
•	the number of programs we pursue.

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

We expect to incur significant expenses and increasing operating losses for at least the next year as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize (if approved) our product candidates and add personnel necessary to operate as a public company with an advanced clinical pipeline of product candidates. In addition, operating as a publicly-traded company involves upgrading financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval, and planning for potential commercialization (if approved) of our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances. We do not maintain any lines of credit or have any sources of debt or equity capital committed for funding, other than the sales agreement entered into on November 9, 2018 with Roth Capital Partners, LLC. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

See Note 6 to our unaudited condensed consolidated financial statements included in this report for a description of our litigation with Piper Jaffray & Co.

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

We are a development-stage pharmaceutical company with a limited operating history. On September 19, 2017, we completed the reverse merger (the “Merger’) with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among Private Acer, ourselves and Opexa Merger Sub, Inc. Also, on September 19, 2017, in connection with, and prior to the completion of, the Merger, we effected a 1-for-10.355527 reverse stock split of our common stock and changed our name to “Acer Therapeutics Inc.”

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2019 was $8.0 million. As of March 31, 2019, we had an accumulated deficit of $54.8 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the United States Food and Drug Administration (“FDA”), or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We may require additional financing to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2019, we had an accumulated deficit of $54.8 million, cash and cash equivalents of $31.8 million and current liabilities aggregating to $3.0 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements into the first half of 2020.

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

•	the cost of manufacturing current product candidates and future product candidates that we obtain approval for and successfully commercialize;
•	the scope, progress, results, and costs of researching and developing our current product candidates, future product candidates, and conducting preclinical and clinical trials;
•	the cost of seeking regulatory and marketing approvals and reimbursement for our product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of any additional product candidates we may develop or acquire;
•	any product liability or other lawsuits related to our products or commenced against us;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, any future approved products, if any.

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

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the SEC and The Nasdaq Capital Market (“Nasdaq”). Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by Nasdaq, have resulted in, and will continue to result in, increased costs as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, our independent registered public accounting firm may determine that our controls are not effective. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business effectively. New rules related to being a public company could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees and as executive officers.

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

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies worldwide. We may also consider joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. As a company, we have limited experience with acquiring other companies, or with acquiring products outside of the United States. Any cash acquisition we pursue would divert the cash we have on our balance sheet from our present clinical development programs. Any stock acquisitions would dilute our stockholders’ ownership.

Funding from our ATM facility may be insufficient to fund our operations or to implement our strategy.

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

•	the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) for any or all of our product candidates;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the United states, where the sponsor of the product candidate (i.e., the applicate for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate. Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the United States for our product candidates (including EDSIVO™ and ACER-001) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

If the data to be relied upon in a 505(b)(2) application are related to drug products previously approved by the FDA and covered by patents that are listed in the FDA’s Orange Book, we would be required to submit with our 505(b)(2) application a Paragraph IV Certification in which we must certify that we do not infringe the listed patents or that such patents are invalid or unenforceable, and provide notice to the patent owner or the holder of the approved NDA. The patent owner or NDA holder would have 45 days from receipt of the notification of our Paragraph IV Certification to initiate a patent infringement action against us. If an infringement action is initiated, the approval of our NDA would be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may, therefore, be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we might elect a Section 505 (b)(1) pathway to generate sufficient clinical data so that we would no longer need to rely on third-party data. However, a Section 505 (b)(1) pathway would likely be costly and time-consuming and there would be no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including current Good Laboratory Practice (“cGLP”) an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in animals may result in findings that may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable cGLP standards or misconduct during the course of preclinical trials may invalidate the data and require one or more studies to be repeated or additional testing to be conducted.

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
•

failure to reach agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. In addition, the design of a clinical trial can determine whether our results will support approval of a product or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have not yet conducted any clinical trials, and we have limited experience in designing clinical trials and thus may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the United States federal government and states and by the foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

•

the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

As of March 31, 2019, we had 33 full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working with us. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a significant amount of our attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. As we advance our product candidates through clinical trials, we will need to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with such third parties, as well as additional collaborators and suppliers.

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

We have never commercialized a product candidate, and although pre-commercial activities are being conducted for EDSIVOTM , we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future revenue will be materially and adversely impacted.

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

We have Orphan Drug exclusivity designation in the United States for EDSIVOTM for vEDS and ACER-001 for MSUD. We expect to seek Orphan Drug exclusivity from the European Medicines Agency (“EMA”) for ACER-001 for MSUD; however, there can be no assurance that we will be successful. If we are unable to maintain our current orphan drug exclusivity or are unable to secure orphan status in Europe for ACER-001 for MSUD, it may have a material negative effect on our business.

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

For our United States patent applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act or (the “America Invents Act” or “AIA”) was signed into law. The AIA includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted, reviewed after issuance, and may also affect patent litigation. The USPTO is currently developing regulations and procedures to govern administration of the AIA, and many of the substantive changes to patent law associated with the AIA. It is not clear what other, if any, impact the AIA will have on the operation of our business. Moreover, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of patent rights, all of which could have a material adverse effect on our business and financial condition.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,087,363 shares of common stock were outstanding as of March 31, 2019. As of such date, another 1,166,875 shares of common stock were issuable upon exercise of outstanding options or delivery of restricted stock units. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for all of our product candidates, such as ACER-001 in UCD and MSUD, as well as osanetant or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

As of March 31, 2019, our executive officers and directors and their affiliates beneficially own or control approximately 45% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Further, as a Delaware corporation, we are also subject to provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with an interested stockholders subject to certain exceptions.

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: May 14, 2019	By:	/s/ Harry Palmin
Harry Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)