Form 10-Q
period 2019-06-30
Acer Therapeutics Inc.
filed 2019-08-13
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 1, 2019, there were 10,095,176 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and six months ended June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$23,488,195	$41,671,284
Prepaid expenses and other current assets	792,230	1,075,021
Total current assets	24,280,425	42,746,305
Property and equipment, net	186,034	130,867
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	568,965	20,380
Total assets	$32,801,291	$50,663,419
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,538,832	$1,033,829
Accrued expenses	3,171,983	4,546,432
Other current liabilities	226,421	—
Total current liabilities	4,937,236	5,580,261
Other non-current liabilities	311,544	—
Total liabilities	5,248,780	5,580,261
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 10,095,176 and 10,087,363 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,010	1,009
Additional paid-in capital	93,394,256	91,914,692
Accumulated deficit	(65,842,755)	(46,832,543)
Total stockholders’ equity	27,552,511	45,083,158
Total liabilities and stockholders’ equity	$32,801,291	$50,663,419

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$4,246,244	$2,688,159	$8,192,464	$4,762,130
General and administrative	6,919,476	2,227,947	11,150,174	4,144,977
Total operating expenses	11,165,720	4,916,106	19,342,638	8,907,107
Loss from operations	(11,165,720)	(4,916,106)	(19,342,638)	(8,907,107)
Other income, net:
Interest income	143,884	36,555	329,027	67,245
Foreign currency transaction (loss) gain	(19,671)	44,061	3,399	20,768
Total other income, net	124,213	80,616	332,426	88,013
Net loss	$(11,041,507)	$(4,835,490)	$(19,010,212)	$(8,819,094)
Net loss per share - basic and diluted	$(1.09)	$(0.64)	$(1.88)	$(1.18)
Weighted average common shares outstanding - basic and diluted	10,090,883	7,497,433	10,089,133	7,497,433

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158
Stock-based compensation	—	—	671,927	—	671,927
Net loss	—	—	—	(7,968,705)	(7,968,705)
Balance March 31, 2019	10,087,363	1,009	92,586,619	(54,801,248)	37,786,380
Stock-based compensation	—	—	715,366	—	715,366
Issuance of stock in connection with stock option exercises	7,813	1	92,271	—	92,272
Net loss	—	—	—	(11,041,507)	(11,041,507)
Balance, June 30, 2019	10,095,176	$1,010	$93,394,256	$(65,842,755)	$27,552,511

	Three and Six Months Ended June 30, 2018
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	7,497,433	$74,974	$47,812,215	$(25,551,652)	$22,335,537
Costs associated with common stock issuance	—	—	(38,747)	—	(38,747)
Stock-based compensation	—	—	252,374	—	252,374
Net loss	—	—	—	(3,983,604)	(3,983,604)
Balance, March 31, 2018	7,497,433	74,974	48,025,842	(29,535,256)	18,565,560
Reallocation for change in par value	—	(74,224)	74,224	—	—
Stock-based compensation	—	—	326,428	—	326,428
Net loss	—	—	—	(4,835,490)	(4,835,490)
Balance, June 30, 2018	7,497,433	$750	$48,426,494	$(34,370,746)	$14,056,498

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,010,212)	$(8,819,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,387,293	578,802
Depreciation	27,075	11,041
Loss on disposal of property and equipment	52,718	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	282,791	310,714
Accounts payable	505,003	765,198
Accrued expenses	(1,374,449)	(66,484)
Other non-current assets	(10,620)	(26,880)
Net cash used in operating activities	(18,140,401)	(7,246,703)
Cash flows from investing activities:
Purchase of property and equipment	(134,960)	(15,132)
Net cash used in investing activities	(134,960)	(15,132)
Cash flows from financing activities:
Costs associated with the issuance of common stock	—	(38,747)
Proceeds from the exercise of stock options	92,272	—
Net cash provided by (used in) financing activities	92,272	(38,747)
Net decrease in cash and cash equivalents	(18,183,089)	(7,300,582)
Cash and cash equivalents, beginning of period	41,671,284	15,644,355
Cash and cash equivalents, end of period	$23,488,195	$8,343,773

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), formerly known as Opexa Therapeutics, Inc. (the “Registrant”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of induced vasomotor symptoms (“iVMS”) where hormone replacement therapy (“HRT”) is likely contraindicated. The Company’s product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

The Company believes that its existing cash and cash equivalents of approximately $23.5 million at June 30, 2019, will be sufficient to allow the Company to fund its current operating plan through the end of 2020 and, as a result, through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. Until the Company can generate a sufficient amount of product revenue to finance its cash requirements, which would require the Company to obtain regulatory approval for and successfully commercialize one or more of its product candidates, the Company expects to finance its future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances.

On June 24, 2019, the Company received a Complete Response Letter from the FDA regarding its new drug application (“NDA”) for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. The Company had previously devoted a substantial majority of its research, development, clinical, and pre-commercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources while it continues to dialogue with the FDA to fully understand its response and work toward the goal of approval of EDSIVO™, on June 28, 2019, the Company implemented a corporate restructuring which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. Depending on its progress in discussions with the FDA, which may include a formal dispute resolution request to appeal the Complete Response Letter, as well as our available resources and needs, the Company may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on its business operations and financial prospects.

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

Delaware Reincorporation and Subsidiary Merger

On May 15, 2018, the Company changed its state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion, dated May 15, 2018. As a result of this reincorporation, the par value of the Company’s preferred stock was changed to $0.0001 from no par value and the par value of the Company’s common stock was reduced to $0.0001 from $0.01. Immediately following the Reincorporation, the holding company structure was eliminated by merging wholly-owned subsidiary Private Acer with and into the Company (the “Subsidiary Merger”). The Company was the surviving corporation in connection with the Subsidiary Merger.

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

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following assumptions were used to estimate the fair value of stock options granted during the six-month period ending June 30, 2019 and 2018 using the Black-Scholes option pricing model:

	2019	2018
Risk-free interest rate	1.88% - 2.57%	2.35% – 2.98%
Expected life (years)	6.25	6.25
Volatility	60%	60%
Dividend rate	0%	0%

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

Income Taxes

The Company recorded no income tax expense or benefit during the three and six months ended June 30, 2019 and 2018, due to a full valuation allowance recognized against its net deferred tax assets.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Computer hardware and software	$77,565	$58,868
Leasehold improvements	7,648	7,648
Furniture and fixtures	145,487	96,013
Subtotal property and equipment, gross	230,700	162,529
Less accumulated depreciation	(44,666)	(31,662)
Property and equipment, net	$186,034	$130,867

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Accrued pre-commercial costs	$1,045,962	$85,000
Accrued payroll and payroll taxes	1,035,482	1,302,728
Accrued contract manufacturing	385,000	1,079,314
Accrued miscellaneous expenses	281,246	119,861
Accrued consulting	230,000	49,940
Accrued legal	87,622	111,543
Accrued accounting, audit, and tax fees	87,000	102,000
Accrued license fees	19,671	1,567,368
Accrued contract research and regulatory consulting	—	128,678
Total accrued expenses	$3,171,983	$4,546,432

5.	LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”) commencing on October 1, 2018 for certain premises which consist of 2,760 square feet of office space located in Newton, Massachusetts (the “Newton Premises”) to serve as its corporate headquarters. On March 5, 2019, the Company entered into a lease agreement to amend the Newton Lease and to lease an additional 1,600 square feet of office space, commencing on June 1, 2019, located in Newton, Massachusetts (the “Additional Newton Premises”) to serve as additional space for its corporate headquarters. The term of the lease for the Newton Premises and the Additional Newton Premises expires on May 31, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises and the Additional Newton Premises.

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

The leases for the Newton Premises, the Additional Newton Premises, and the Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. In the second quarter of 2019, the Company recognized an additional right-of-use asset of $0.2 million as well as an additional lease liability of $0.1 million in other current liabilities and $0.1 million in other non-current liabilities in conjunction with the commencement of the lease for the Additional Newton Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of June 30, 2019, the weighted average remaining lease term was 2.7 years. For the three and six months ended June 30, 2019, the Company recorded expense of $46 thousand and $86 thousand, respectively, related to the leases. For the three and six months ended June 30, 2018, the Company recorded lease expense of $23 thousand and $60 thousand, respectively. During the three and six months ended June 30, 2019, the Company made cash payments of $50 thousand and $78 thousand, respectively, for amounts included in the measurement of lease liabilities.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2019:

Undiscounted lease liabilities for years ending December 31,:
2019 (remaining)	$112,615
2020	229,323
2021	186,784
2022	72,400
Total undiscounted lease liabilities	$601,122
Less effects of discounting	(63,157)
Total lease liabilities	$537,965

Reported as of June 30, 2019:
Other current liabilities	$226,421
Other non-current liabilities	311,544
Total lease liabilities	$537,965

Future minimum lease payments at December 31, 2018 were as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$151,579
2020	155,813
2021	93,204
Total	$400,596

6.	COMMITMENTS AND CONTINGENCIES

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

In August 2016, Private Acer signed an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) (via its Department of Clinical Research and Development) granting the Company the exclusive worldwide rights to access and use data from a randomized, controlled clinical study of celiprolol. The Company used this pivotal clinical data to support a new drug application regulatory filing for EDSIVOTM for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, as well as reimburse certain costs and make payment of royalties in the low single-digit range on net sales of celiprolol over the royalty term.

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

In December 2018, the Company entered into an exclusive license agreement with Sanofi granting the Company worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement required the

Company to make a certain upfront payment to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of osanetant over the royalty term. The Company plans to initially pursue development of osanetant as a potential treatment for iVMS where HRT is likely contraindicated.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

In addition, on September 27, 2017, Piper Jaffray & Co. (“Piper”) filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $67,496 in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. On February 22, 2019, Piper filed a motion for summary judgment. In response, Private Acer filed its opposition to Piper's motion on March 22, 2019. Piper subsequently filed its reply to Private Acer's opposition on April 5, 2019. Piper's motion is currently pending before the Court and oral argument on the summary judgment motion is scheduled for August 28, 2019. The Company has not recorded a liability as of June 30, 2019 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

In addition, on July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc., against the Company, Chris Schelling and Harry Palmin, in the United States District Court for the Southern District of New York. The complaint alleges that prior to the receipt of the Complete Response Letter from the FDA, Acer made material false and misleading statements or omissions which allegedly constitute securities fraud. The Company believes the suit is without merit and intends to defend itself vigorously. No activity has occurred in the suit thus far. The Company has not recorded a liability as of June 30, 2019 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. At June 30, 2019, after the authorization on January 1, 2019 of 403,495 additional shares according to the evergreen provision, 485,973 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, which was assumed by the Company in connection with the Merger, provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At June 30, 2019, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At June 30, 2019, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the six months ended June 30, 2019, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2018	781,725	$16.34	9.0
Granted	563,150	23.10
Exercised	(7,813)	11.81
Cancelled/forfeited	(353,556)	23.51
Options outstanding at June 30, 2019	983,506	17.42	8.0	$0.1
Options exercisable at June 30, 2019	314,635	$11.62	7.2	$0.1

A summary of restricted stock unit activity under the 2018 Plan for the six months ended June 30, 2019, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2018	—	—
Granted	15,000	$23.60
Non-vested outstanding at June 30, 2019	15,000	$23.60	$0.1

At June 30, 2019, there was approximately $7.4 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans and the average remaining vesting period was 3.0 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2019 was $13.42. The amount of stock-based compensation expense recorded to research and development and to general and administrative is detailed in table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation
Research and development	$317,148	$182,919	$619,134	$335,654
General and administrative	398,218	143,508	768,159	243,148
	$715,366	$326,427	$1,387,293	$578,802

Warrants

On January 23, 2018, all outstanding and unexercised Series J warrants to purchase an aggregate of 2,942 shares of common stock expired. On January 29, 2018, all outstanding and unexercised Series K warrants to purchase an aggregate of 2,262 shares of common stock expired. On April 9, 2018, all outstanding and unexercised Series M warrants to purchase an aggregate of 301,452 shares of common stock expired. At June 30, 2019 and December 31, 2018, there were no warrants outstanding.

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

As of June 30, 2019 and 2018, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	June 30,
	2019	2018
Warrants	—	10,974
Options to purchase common stock and unvested, unsettled restricted stock units	998,506	666,100
Total	998,506	677,074

9.	RESTRUCTURING

On June 24, 2019, the Company received a Complete Response Letter from the FDA regarding its New Drug Application for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, on June 28, 2019, the Company initiated a corporate restructuring, which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. The Company recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019, of which approximately $1.0 million was included in general and administrative expenses and approximately $0.5 million was included in research and development expenses. As of June 30, 2019, approximately $1.0 million of the one-time severance related-charge was included in accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2019. Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including EDSIVO™ (celiprolol), ACER-001, and osanetant, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

•	the strategies, prospects, plans, expectations and objectives of management for future operations, including the anticipated timing of regulatory submissions or actions;
•	the progress, scope or duration of the development of product candidates or programs;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect our intellectual property rights;
•	our anticipated operations, financial position, costs or expenses;
•	statements regarding future economic conditions or performance;
•	statements concerning proposed new products, services or developments;
•	the substantial costs and diversion of management’s attention and resources which could result from securities class action litigation; and
•	statements of belief and any statement of assumptions underlying any of the foregoing.

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”); ACER-001 (a fully taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of induced vasomotor symptoms (“iVMS”) where hormone replacement therapy (“HRT”) is likely contraindicated. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States Food and Drug Administration (“FDA”).

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

Restructuring

On June 24, 2019, we received a Complete Response Letter from the FDA regarding our New Drug Application (“NDA”) for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, on June 28, 2019, we initiated a corporate restructuring, which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019. We expect the restructuring to align the resources needed for us to conduct our planned business operations and maintain our liquidity through the end of 2020.

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

At any time, we are working on multiple programs, primarily within our therapeutic areas of focus. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not generate meaningful information regarding the costs incurred for these early stage research and drug discovery programs on a specific project basis. However, we had been spending the vast majority of our research and development resources on our two lead development programs.

Since our inception in December 2013, we have spent a total of approximately $36.6 million in research and development expenses through June 30, 2019. Of that amount, approximately $29.9 million was directly related to EDSIVOTM and approximately $5.9 million was directly related to ACER-001.

We expect our research and development expenses to be substantial for the foreseeable future as we continue to conduct our ongoing regulatory activities, initiate new preclinical and clinical trials, and build upon our pipeline. The process of conducting clinical trials and pre-clinical studies necessary to obtain regulatory approval, preparing to seek regulatory approval, and preparing for commercialization in the event of regulatory approval, is costly and time-consuming. We may never succeed in achieving marketing approval for any of our product candidates.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; pre-commercial costs that had been associated with preparing for the commercial launch of EDSIVOTM for the treatment of vEDS, if approved by the FDA, and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future as we modify our operating activities.

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

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Other than those noted within Note 2 to our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies during the six months ended June 30, 2019. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of our critical accounting policies and significant judgments and estimates.

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

Clinical Trial and Pre-Clinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three and six months ended June 30, 2019.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Research and development	$4,246,244	$2,688,159	$1,558,085	58%
General and administrative	6,919,476	2,227,947	4,691,529	211%
Loss from operations	(11,165,720)	(4,916,106)	(6,249,614)	127%
Total other income, net	124,213	80,616	43,597	54%
Net loss	$(11,041,507)	$(4,835,490)	$(6,206,017)	128%

Research and Development Expenses

Research and development expenses were approximately $4.2 million during the three months ended June 30, 2019, as compared to approximately $2.7 million during the three months ended June 30, 2018. This increase of approximately $1.5 million was principally due to a $1.1 million increase in employee-related expenses, which included expense of $0.5 million related to the restructuring. The remaining increase in research and development expenses was primarily due to increases in expenses related to manufacturing services, partially offset by decreases in spending for research services. Research and development expenses for the three months ended June 30, 2019 were primarily comprised of approximately $3.0 million related to EDSIVOTM and approximately $1.0 million related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $6.9 million for the three months ended June 30, 2019, as compared to approximately $2.2 million for the three months ended June 30, 2018. This increase of approximately $4.7 million was principally due to a $2.7 million increase in employee-related expenses, which included expense of $1.0 million related to the restructuring. The remaining increase in general and administrative expenses was primarily due to increases in expenses related to pre-commercial activities and professional services.

Other Income, Net

Other income, net of approximately $0.1 million during each of the three months ended June 30, 2019 and 2018 was primarily attributable to interest income, partially offset by foreign exchange transaction loss.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Research and development	$8,192,464	$4,762,130	$3,430,334	72%
General and administrative	11,150,174	4,144,977	7,005,197	169%
Loss from operations	(19,342,638)	(8,907,107)	(10,435,531)	117%
Total other income, net	332,426	88,013	244,413	278%
Net loss	$(19,010,212)	$(8,819,094)	$(10,191,118)	116%

Research and Development Expenses

Research and development expenses were approximately $8.2 million during the six months ended June 30, 2019, as compared to approximately $4.8 million during the six months ended June 30, 2018. This increase of approximately $3.4 million was principally due to a $1.6 million increase in employee-related expenses, which included expense of $0.5 million related to the restructuring. The remaining increase in research and development expenses was primarily due to expenses related to manufacturing services and regulatory and filing fees, partially offset by a decrease in spending for contract research services. Research and development expenses for the six months ended June 30, 2019 were primarily comprised of approximately $6.3 million related to EDSIVOTM and approximately $1.6 million related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $11.2 million for the six months ended June 30, 2019 as compared to approximately $4.1 million for the six months ended June 30, 2018. This increase of approximately $7.1 million was primarily due to a $3.8 million increase in employee-related expenses, which included expense of $1.0 million related to the restructuring. The remaining increase in general and administrative expenses was primarily due to increases in expenses related to pre-commercial activities.

Other Income, Net

Other income, net of approximately $0.3 million during the six months ended June 30, 2019 and of approximately $0.1 million during the six months ended June 30, 2018 was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2019, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. On August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. As of June 30, 2019, we had approximately $23.5 million in cash and cash equivalents. Our net loss was approximately $11.0 million for the three months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of approximately $65.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(18,140,401)	$(7,246,703)
Investing activities	(134,960)	(15,132)
Financing activities	92,272	(38,747)
Net decrease in cash and cash equivalents	$(18,183,089)	$(7,300,582)

Operating Activities

Cash used in operating activities was approximately $18.1 million for the six months ended June 30, 2019, as compared to approximately $7.2 million for the six months ended June 30, 2018. The increase of approximately $10.9 million was principally the result of an increase in net loss due to increased operating expense adjusted for non-cash items such as stock-based compensation, as well as of a decrease in accrued expenses.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 and 2018 related primarily to purchases of computer equipment and furniture and fixtures.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 consisted of approximately $92 thousand of proceeds from the exercise of stock options. Net cash used in financing activities during the six months ended June 30, 2018 consisted of approximately $39 thousand of residual costs related to our offering of common stock in December 2017.

Future Capital Requirements

We have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect to continue to incur significant expenses in connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates and thereafter successfully commercializing any such product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations.

On June 28, 2019, in order to reduce operating expenses and conserve cash resources while we continue to dialogue with the FDA to fully understand its Complete Response Letter regarding our NDA for EDSIVO™, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted pre-commercial activities of EDSIVO™. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction. As of June 30, 2019, we had approximately $23.5 million in cash and cash equivalents. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements through the end of 2020.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development of EDSIVOTM we may or may not decide to pursue in light of the FDA’s June 24, 2019 Complete Response Letter;
•	our ability to obtain adequate levels of financing to meet our operating plan;
•	the costs associated with filing, outcome, and timing of regulatory approvals;
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish;
•	the cost and timing of hiring any new employees to support our business operations;
•	the costs and timing of having clinical supplies of our product candidates manufactured;
•	the initiation and progress of ongoing pre-clinical studies and clinical trials for our product candidates;
•	the costs involved in patent filing, prosecution, and enforcement; and
•	the number of programs we pursue.

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

We expect to incur significant expenses and operating losses for at least the next year as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize (if approved) our product candidates. In addition, operating as a publicly-traded company involves upgrading financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval, and planning for potential commercialization (if approved) of our product candidates.

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

In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement requires us to make certain upfront payments to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of osanetant over the royalty term. We plan to initially pursue development of osanetant as a potential treatment for iVMS where HRT is likely contraindicated.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

See Note 6 to our unaudited condensed consolidated financial statements included in this report for a description of our litigation with Piper Jaffray & Co. and a putative securities class action complaint filed against us.

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

Risks Related to Our Business and Financial Condition

Our recent business priority has been premised upon on the approval and commercial success of EDSIVO™ (celiprolol). In light of the United States Food and Drug Administration’s (“FDA’s”) June 24, 2019 Complete Response Letter regarding our New Drug Application (“NDA”) for EDSIVO™, we halted pre-commercial activities for EDSIVO™ while we continue our dialogue with the FDA and work toward our goal of approval for EDSIVO™. However, there can be no assurance that any appeal or dialogue with the FDA would be successful, and we may decide at any time not to continue development of EDSIVO™.

On June 24, 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”). The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and pre-commercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources while we continue to dialogue with the FDA to fully understand its response and work toward our goal of approval of EDSIVO™, on June 28, 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. Depending on our progress in discussions with the FDA, which may include a formal dispute resolution request to appeal the Complete Response Letter, as well as our available resources and needs, we may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on our business operations and financial prospects.

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

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2019 was $19.0 million. As of June 30, 2019, we had an accumulated deficit of $65.8 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

We have not generated any revenues from commercial sales of any of our current product candidates: EDSIVOTM (for vEDS), ACER-001 (for urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”)), and osanetant (for the treatment of induced vasomotor symptoms where hormone replacement therapy is likely contraindicated). Our ability to generate product revenue depends upon our ability to successfully identify, develop and commercialize these product candidates or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate. On June 24, 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter states that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted pre-commercial activities for EDSIVO™ as part of a corporate restructuring initiative while we continue our dialogue with the FDA to fully understand its response and work toward our goal of approval of EDSIVO™. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We may require additional financing to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2019, we had an accumulated deficit of $65.8 million, cash and cash equivalents of $23.5 million and current liabilities aggregating to $4.9 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the end of 2020.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our at-the-market (“ATM”) facility with Roth Capital Partners, LLC (“Roth Capital”) in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the sales agreement with Roth Capital for the ATM facility. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the United States, it is necessary to submit and obtain approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice (“cGMP”) requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice (“cGCP”).

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

Our business operations are directly and indirectly affected by the operations of the United States government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of that review decision. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the United States government has had shut downs. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the United states, where the sponsor of the product candidate (i.e., the applicate for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate. Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the United States for our product candidates (including EDSIVO™ and ACER-001) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. On June 24, 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter states that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted pre-commercial activities for EDSIVO™ as part of a corporate restructuring initiative. We are continuing our dialogue with the FDA to fully understand its response and work toward our goal of approval of EDSIVO™. Consequently, we may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. On June 24, 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter states that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted pre-commercial activities for EDSIVO™ as part of a corporate restructuring initiative. We are continuing our dialogue with the FDA to fully understand its response and work toward our goal of approval of EDSIVO™. We may not be able to obtain adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee (if one is convened to review any NDA we file) or another regulatory authority indicates that a product candidate should not be approved or there should be restrictions on approval, such as the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the safe use of the drug. Delays in marketing approval or rejections of applications for marketing approval in the United States or other markets may result from many factors, including:

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

Clinical failure can occur at any stage of our clinical development. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical or preclinical testing. Data obtained from tests are susceptible to varying interpretations, and regulators may not interpret our data as favorably as we do, which may delay, limit or prevent marketing approval. On June 24, 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources while we continue to dialogue with the FDA to fully understand its response and work toward our goal of approval of EDSIVO™, on June 28, 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. Depending on our progress in discussions with the FDA, which may include a formal dispute resolution request to appeal the Complete Response Letter, as well as our available resources and needs, we may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on our business operations and financial prospects.

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

Regulatory authorities such as the FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as EDSIVOTM, ACER-001, or osanetant, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Our recent restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS, on June 28, 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of pre-commercial activities for EDSIVO™. As a result, we now have a full-time workforce of 19 employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the United States and, on June 24, 2019, we received a Complete Response Letter from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. This may result in greater research and development expenses, regulatory issues that could further delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to the FDA in 1987, however, the NDA was withdrawn prior to review. Celiprolol has, however, been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. On June 24, 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and pre-commercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources while we continue to dialogue with the FDA to fully understand its response and work toward our goal of approval of EDSIVO™, on June 28, 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. The novelty of this product candidate may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. There is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

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

Currently, most reported estimates of the prevalence of UCD, MSUD, and vEDS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. Studies suggest that the incidence of UCD in the United states is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the United States. Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide. It is difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the United States from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the United States could be greater than 1 in 45,000.

Approximately 3,000 patients suffer from MSUD worldwide, of whom approximately 800 are located in the United States. It is estimated that UCD, MSUD, and vEDS collectively impact approximately 7,000 patients in the United States. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of vEDS, UCD or MSUD in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of UCD, MSUD, or vEDS or of the number of patients who may benefit from treatment with EDSIVOTM or ACER-001 prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We have never commercialized a product candidate, and although pre-commercial activities had been conducted for EDSIVOTM prior to our receipt of the FDA’s Complete Response Letter regarding our NDA for EDSIVOTM we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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

Price controls, importation of drug products from outside the U.S., or other rules may be imposed in domestic or foreign markets, which may adversely affect our future profitability.

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

In April 2014, we entered into an agreement with Baylor College of Medicine pursuant to which we obtained an exclusive worldwide license to develop and commercialize NaPB (ACER-001) for treatment of MSUD. In August 2016, we entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou, or AP-HP, pursuant to which we obtained an exclusive worldwide right to access and use data from the Ong trial, which we used to support an NDA filing for EDSIVOTM for the treatment of vEDS. In September 2018, we entered into an additional agreement with AP-HP pursuant to which we obtained the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. Under each license agreement, we are subject to commercialization and development diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach any of these license agreements, the licensor may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. The loss of the licenses granted to us under our agreements with these licensors or the rights provided therein would prevent us from developing, manufacturing or marketing products covered by the license or subject to supply commitments, and could materially harm our business, financial condition, results of operations and prospects.

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
•

the development status of any of our drug candidates, such as EDSIVOTM ACER-001, or osanetant, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to any continued development of EDSIVOTM that we may or may not decide to pursue in light of the FDA’s June 24, 2019 Complete Response Letter;

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

We are the target of securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like us have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™. See Note 6 to our unaudited condensed consolidated financial statements included in this report. Regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,095,176 shares of common stock were outstanding as of June 30, 2019. As of such date, another 998,506 shares of common stock were issuable upon exercise of outstanding options or settlement of restricted stock units. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We may need to raise additional capital in order to initiate or complete additional development activities for all of our product candidates or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

As of June 30, 2019, our executive officers and directors and their affiliates beneficially own or control approximately 19% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 6.	Exhibits
Exhibit No.	Description

10.1*	Lease Agreement, dated March 5, 2019, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as a trustee of the Gateway Realty Trust.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

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

ACER THERAPEUTICS INC.

Date: August 13, 2019	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)