Form 10-Q
period 2019-09-30
Acer Therapeutics Inc.
filed 2019-11-13
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 1, 2019, there were 10,095,176 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and nine months ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,121,903	$41,671,284
Prepaid expenses and other current assets	972,064	1,075,021
Total current assets	17,093,967	42,746,305
Property and equipment, net	158,796	130,867
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	523,202	20,380
Total assets	$25,541,832	$50,663,419
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,569	$1,033,829
Accrued expenses	2,154,999	4,546,432
Other current liabilities	227,872	—
Total current liabilities	2,412,440	5,580,261
Other non-current liabilities	264,330	—
Total liabilities	2,676,770	5,580,261
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 10,095,176 and 10,087,363 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,010	1,009
Additional paid-in capital	93,958,280	91,914,692
Accumulated deficit	(71,094,228)	(46,832,543)
Total stockholders’ equity	22,865,062	45,083,158
Total liabilities and stockholders’ equity	$25,541,832	$50,663,419

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$2,828,787	$2,377,916	$11,021,251	$7,140,046
General and administrative	2,533,678	1,729,446	13,683,852	5,874,423
Total operating expenses	5,362,465	4,107,362	24,705,103	13,014,469
Loss from operations	(5,362,465)	(4,107,362)	(24,705,103)	(13,014,469)
Other income, net:
Interest income	91,321	138,671	420,348	205,916
Foreign currency transaction gain	19,671	3,180	23,070	23,948
Total other income, net	110,992	141,851	443,418	229,864
Net loss	$(5,251,473)	$(3,965,511)	$(24,261,685)	$(12,784,605)
Net loss per share - basic and diluted	$(0.52)	$(0.43)	$(2.40)	$(1.59)
Weighted average common shares outstanding - basic and diluted	10,095,176	9,136,321	10,091,169	8,049,732

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158
Stock-based compensation	—	—	671,927	—	671,927
Net loss	—	—	—	(7,968,705)	(7,968,705)
Balance March 31, 2019	10,087,363	1,009	92,586,619	(54,801,248)	37,786,380
Stock-based compensation	—	—	715,366	—	715,366
Issuance of stock in connection with stock option exercises	7,813	1	92,271	—	92,272
Net loss	—	—	—	(11,041,507)	(11,041,507)
Balance, June 30, 2019	10,095,176	1,010	93,394,256	(65,842,755)	27,552,511
Stock-based compensation	—	—	564,024	—	564,024
Net loss	—	—	—	(5,251,473)	(5,251,473)
Balance, September 30, 2019	10,095,176	$1,010	$93,958,280	$(71,094,228)	$22,865,062

	Three and Nine Months Ended September 30, 2018
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	7,497,433	$74,974	$47,812,215	$(25,551,652)	$22,335,537
Costs associated with common stock issuance	—	—	(38,747)	—	(38,747)
Stock-based compensation	—	—	252,374	—	252,374
Net loss	—	—	—	(3,983,604)	(3,983,604)
Balance, March 31, 2018	7,497,433	74,974	48,025,842	(29,535,256)	18,565,560
Reallocation for change in par value	—	(74,224)	74,224	—	—
Stock-based compensation	—	—	326,428	—	326,428
Net loss	—	—	—	(4,835,490)	(4,835,490)
Balance, June 30, 2018	7,497,433	750	48,426,494	(34,370,746)	14,056,498
Issuance of common stock, net of issuance costs	2,555,555	255	42,661,772	—	42,662,027
Stock-based compensation	—	—	352,716	—	352,716
Net loss	—	—	—	(3,965,511)	(3,965,511)
Balance, September 30, 2018	10,052,988	$1,005	$91,440,982	$(38,336,257)	$53,105,730

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,261,685)	$(12,784,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,951,317	931,517
Depreciation	40,573	16,624
Loss on disposal of property and equipment	57,578	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	102,957	(262,207)
Accounts payable	(1,004,260)	499,566
Accrued expenses	(2,391,433)	(377,813)
Other non-current assets	(10,620)	(20,380)
Net cash used in operating activities	(25,515,573)	(11,997,298)
Cash flows from investing activities:
Purchase of property and equipment	(126,080)	(84,928)
Net cash used in investing activities	(126,080)	(84,928)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net of issuance costs	—	42,623,281
Proceeds from the exercise of stock options	92,272	—
Net cash provided by financing activities	92,272	42,623,281
Net (decrease) increase in cash and cash equivalents	(25,549,381)	30,541,055
Cash and cash equivalents, beginning of period	41,671,284	15,644,355
Cash and cash equivalents, end of period	$16,121,903	$46,185,410

See notes to unaudited condensed consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

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

The Company believes that its existing cash and cash equivalents of approximately $16.1 million at September 30, 2019, will be sufficient to allow the Company to fund its current operating plan through the end of 2020 and, as a result, through at least twelve months from the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. There can be no assurance, however, that the current operating plan will be achieved in the time frame anticipated by the Company, or that its cash resources will fund the Company’s operating plan for the period anticipated by the Company. Until the Company can generate a sufficient amount of product revenue to finance its cash requirements, which would require the Company to obtain regulatory approval for and successfully commercialize one or more of its product candidates, the Company expects to finance its future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances.

On June 24, 2019, the Company received a Complete Response Letter from the FDA regarding its new drug application (“NDA”) for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. The Company had previously devoted a substantial majority of its research, development, clinical, and pre-commercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources while it continues to dialogue with the FDA to fully understand its response and work toward the goal of approval of EDSIVO™, on June 28, 2019, the Company implemented a corporate restructuring which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. Depending on its progress in discussions with the FDA, which may include a formal dispute resolution request to appeal the Complete Response Letter, as well as the Company’s available resources and needs, the Company may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on its business operations and financial prospects.

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

The accompanying unaudited condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other future annual or interim period. The condensed consolidated balance sheet as of December 31, 2018, included herein, was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following assumptions were used to estimate the fair value of stock options granted during the nine-month period ending September 30, 2019 and 2018 using the Black-Scholes option pricing model:

	2019	2018
Risk-free interest rate	1.68% - 2.57%	2.35% – 2.98%
Expected life (years)	6.25	6.25
Volatility	60%	60%
Dividend rate	0%	0%

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include stock-based compensation, contract manufacturing accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended September 30, 2019 and 2018, due to a full valuation allowance recognized against its net deferred tax assets.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Computer hardware and software	$60,750	$58,868
Leasehold improvements	7,648	7,648
Furniture and fixtures	145,487	96,013
Subtotal property and equipment, gross	213,885	162,529
Less accumulated depreciation	(55,089)	(31,662)
Property and equipment, net	$158,796	$130,867

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Accrued contract manufacturing	$926,000	$1,079,314
Accrued pre-commercial costs	502,125	85,000
Accrued consulting	189,214	49,940
Accrued legal	185,652	111,543
Accrued accounting, audit, and tax fees	172,000	102,000
Accrued miscellaneous expenses	150,125	119,861
Accrued payroll and payroll taxes	29,883	1,302,728
Accrued license fees	—	1,567,368
Accrued contract research and regulatory consulting	—	128,678
Total accrued expenses	$2,154,999	$4,546,432

5.	LEASES

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

The leases for the Newton Premises, the Additional Newton Premises, and the Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. In the second quarter of 2019, the Company recognized an additional right-of-use asset of $0.2 million as well as an additional lease liability of $0.1 million in other current liabilities and $0.1 million in other non-current liabilities in conjunction with the commencement of the lease for the Additional Newton Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2019, the weighted average remaining lease term was 2.5 years. For the three and nine months ended September 30, 2019, the Company recorded expense of $56 thousand and $142 thousand, respectively, related to the leases. For the three and nine months ended September 30, 2018, the Company recorded lease expense of $36 thousand and $96 thousand, respectively. During the three and nine months ended September 30, 2019, the Company made cash payments of $67 thousand and $145 thousand, respectively, for amounts included in the measurement of lease liabilities. The Company is therefore reporting a right-of-use asset of

$0.5 million in Other non-current assets and lease liabilities totaling $0.5 million in Other current liabilities and Other non-current liabilities as of September 30, 2019.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2019:

Undiscounted lease liabilities for years ending December 31,:
2019 (remaining)	$56,652
2020	229,323
2021	186,784
2022	72,400
Total undiscounted lease liabilities	$545,159
Less effects of discounting	(52,957)
Total lease liabilities as of September 30, 2019	$492,202

Reported as of September 30, 2019:
Other current liabilities	$227,872
Other non-current liabilities	264,330
Total lease liabilities	$492,202

Future minimum lease payments at December 31, 2018 were as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$151,579
2020	155,813
2021	93,204
Total	$400,596

6.	COMMITMENTS AND CONTINGENCIES

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

In addition, on September 27, 2017, Piper Jaffray & Co. (“Piper”) filed a lawsuit against Private Acer, Piper Jaffray & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that Private Acer breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1,097,207 in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $67,496 in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, Private Acer filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. On February 22, 2019, Piper filed a motion for summary judgment. In response, Private Acer filed its opposition to Piper's motion on March 22, 2019. Piper subsequently filed its reply to Private Acer's opposition on April 5, 2019. Piper's motion is currently pending before the Court and oral argument on the summary judgment motion was held on September 4, 2019. No ruling on the motion has yet been issued by the Court. The Company has not recorded a liability as of September 30, 2019 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

In addition, on July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc., against the Company, Chris Schelling and Harry Palmin, in the United States District Court for the Southern District of New York. The complaint alleges that prior to the receipt of the Complete Response Letter from the FDA, Acer made material false and misleading statements or omissions which allegedly constitute securities fraud. On August 12, 2019, a shareholder’s derivative action, Gress v. Acer Therapeutics Inc., was filed in the United States District Court for the District of Delaware against the Company and certain of its officers and directors, asserting damages resulting from alleged breach of fiduciary duties, based on the same facts at issue in the Sell case. The Company believes both suits are without merit and intends to defend itself vigorously. No activity has occurred in either suit thus far. The Company has not recorded a liability as of September 30, 2019 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. At September 30, 2019, after the authorization on January 1, 2019 of 403,495 additional shares according to the evergreen provision, 89,815 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, which was assumed by the Company in connection with the Merger, provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At September 30, 2019, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At September 30, 2019, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the nine months ended September 30, 2019, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2018	781,725	$16.34	9.0
Granted	1,063,150	13.84
Exercised	(7,813)	11.81
Cancelled/forfeited	(451,398)	22.95
Options outstanding at September 30, 2019	1,385,664	12.12	8.9	$0.1
Options exercisable at September 30, 2019	328,707	$11.34	7.2	$0.1

A summary of restricted stock unit activity under the 2018 Plan for the nine months ended September 30, 2019, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2018	—	—
Granted	15,000	$23.60
Cancelled/forfeited	(6,000)
Non-vested outstanding at September 30, 2019	9,000	$23.60	$0.0

At September 30, 2019, there was approximately $6.7 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.5 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2019 was $8.03. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation
Research and development	$166,289	$179,930	$785,423	$515,584
General and administrative	397,735	172,786	1,165,894	415,933
	$564,024	$352,716	$1,951,317	$931,517

Warrants

On January 23, 2018, all outstanding and unexercised Series J warrants to purchase an aggregate of 2,942 shares of common stock expired. On January 29, 2018, all outstanding and unexercised Series K warrants to purchase an aggregate of 2,262 shares of common stock expired. On April 9, 2018, all outstanding and unexercised Series M warrants to purchase an aggregate of 301,452 shares of common stock expired. At September 30, 2019 and December 31, 2018, there were no warrants outstanding.

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

As of September 30, 2019 and 2018, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	September 30,
	2019	2018
Warrants	—	10,974
Options to purchase common stock and unvested, unsettled restricted stock units	1,394,664	751,100
Total	1,394,664	762,074

9.	RESTRUCTURING

On June 24, 2019, the Company received a Complete Response Letter from the FDA regarding its New Drug Application for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, on June 28, 2019, the Company initiated a corporate restructuring, which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted pre-commercial activities of EDSIVOTM. In the second quarter of 2019, the Company recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019, of which approximately $1.0 million was included in general and administrative expenses and approximately $0.5 million was included in research and development expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2019. Our results of operations and cash flows should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2018.

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

Since our inception in December 2013, we have spent a total of approximately $39.5 million in research and development expenses through September 30, 2019. Of that amount, approximately $30.7 million was directly related to EDSIVOTM and approximately $7.4 million was directly related to ACER-001.

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

Other income, net

Other income, net consists primarily of interest income. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. Additionally, we record as part of other income, net, transactional gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates.

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the

United States of America (“GAAP”). The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Other than those noted within Note 2 to our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2019. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of our critical accounting policies and significant judgments and estimates.

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

Clinical Trial and Pre-Clinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for pre-clinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three and nine months ended September 30, 2019.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Research and development	$2,828,787	$2,377,916	$450,871	19%
General and administrative	2,533,678	1,729,446	804,232	47%
Loss from operations	(5,362,465)	(4,107,362)	(1,255,103)	31%
Total other income, net	110,992	141,851	(30,859)	(22)%
Net loss	$(5,251,473)	$(3,965,511)	$(1,285,962)	32%

Research and Development Expenses

Research and development expenses were approximately $2.8 million during the three months ended September 30, 2019, as compared to approximately $2.4 million during the three months ended September 30, 2018. This increase of approximately $0.4 million was primarily due to increases in expenses related to manufacturing services, partially offset by decreases in employee-related expenses and in expenses related to research services and consulting services. Research and development expenses for the three months ended September 30, 2019 were primarily comprised of approximately $0.8 million related to EDSIVOTM and approximately $1.6 million related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $2.5 million for the three months ended September 30, 2019, as compared to approximately $1.7 million for the three months ended September 30, 2018. This increase of approximately $0.8 million was primarily due to increases in employee-related expenses.

Other Income, Net

Other income, net of approximately $0.1 million during each of the three months ended September 30, 2019 and 2018 was primarily attributable to interest income and foreign exchange transaction gain.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Research and development	$11,021,251	$7,140,046	$3,881,205	54%
General and administrative	13,683,852	5,874,423	7,809,429	133%
Loss from operations	(24,705,103)	(13,014,469)	(11,690,634)	90%
Total other income, net	443,418	229,864	213,554	93%
Net loss	$(24,261,685)	$(12,784,605)	$(11,477,080)	90%

Research and Development Expenses

Research and development expenses were approximately $11.0 million during the nine months ended September 30, 2019, as compared to approximately $7.1 million during the nine months ended September 30, 2018. This increase of approximately $3.9 million was primarily driven by increased expenses during the first half of 2019, and was primarily due to increases in expenses related to manufacturing services; an increase in employee-related expenses, which included expense of $0.5 million related to the restructuring; and expenses related to regulatory and filing fees and medical affairs, partially offset by a decrease in expenses related to contract research services and consulting services. Research and development expenses for the nine months ended September 30, 2019 were primarily comprised of approximately $7.1 million related to EDSIVOTM and approximately $3.2 million related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $13.7 million for the nine months ended September 30, 2019, as compared to approximately $5.9 million for the nine months ended September 30, 2018. This increase of approximately $7.8 million, which was driven by increased expenses during the first half of 2019, was primarily due to an increase in employee-related expenses, which included expense of $1.0 million related to the restructuring, as well as increases in expenses related to pre-commercial activities and professional services.

Other Income, Net

Other income, net of approximately $0.4 million during the nine months ended September 30, 2019 and of approximately $0.2 million during the nine months ended September 30, 2018 was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2019, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. On August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. As of September 30, 2019, we had approximately $16.1 million in cash and cash equivalents. Our net loss was approximately $5.3 million for the three months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of approximately $71.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(25,515,573)	$(11,997,298)
Investing activities	(126,080)	(84,928)
Financing activities	92,272	42,623,281
Net (decrease) increase in cash and cash equivalents	$(25,549,381)	$30,541,055

Operating Activities

Cash used in operating activities was approximately $25.5 million for the nine months ended September 30, 2019, as compared to approximately $12.0 million for the nine months ended September 30, 2018. The increase of approximately $13.5 million was primarily the result of an increase in net loss due to increased operating expenses adjusted for non-cash items such as stock-based compensation, as well as of a decrease in accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 related primarily to purchases of computer equipment and furniture and fixtures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2019 consisted of approximately $92 thousand of proceeds from the exercise of stock options. Net cash provided by financing activities during the nine months ended September 30, 2018 consisted of approximately $42.7 million of net proceeds from our offering of common stock in August 2018, offset by approximately $0.1 million of offering costs related to our December 2017 offering.

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

On June 28, 2019, in order to reduce operating expenses and conserve cash resources while we continue to dialogue with the FDA to fully understand its Complete Response Letter regarding our NDA for EDSIVO™, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted pre-commercial activities of EDSIVO™. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction. Depending on our progress in discussions with the FDA, which may include a formal dispute resolution request to appeal the Complete Response Letter, as well as our available resources and needs, we may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on our business operations and financial prospects. As of September 30, 2019, we had approximately $16.1 million in cash and cash equivalents. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements through the end of 2020.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

We are a development-stage pharmaceutical company with a limited operating history. On September 19, 2017, we completed the reverse merger (the “Merger”) with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”) in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among Private Acer, ourselves and Opexa Merger Sub, Inc. Also, on September 19, 2017, in connection with, and prior to the completion of, the Merger, we effected a 1-for-10.355527 reverse stock split of our common stock and changed our name to “Acer Therapeutics Inc.”

Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and Private Acer had incurred losses in each year since its inception in 2013. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2019 was $24.3 million. As of September 30, 2019, we had an accumulated deficit of $71.1 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of September 30, 2019, we had an accumulated deficit of $71.1 million, cash and cash equivalents of $16.1 million and current liabilities aggregating to $2.4 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the end of 2020.

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

Our recent restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS, on June 28, 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of pre-commercial activities for EDSIVO™. As a result, as of September 30, 2019, we had a full-time workforce of 18 employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,095,176 shares of common stock were outstanding as of September 30, 2019. As of such date, another 1,394,664 shares of common stock were issuable upon exercise of outstanding options or settlement of restricted stock units. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

As of September 30, 2019, our executive officers and directors and their affiliates beneficially own or control approximately 19% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. These stockholders may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Item 6.	Exhibits
Exhibit No.	Description

10.1+*	Employment agreement, dated September 18, 2019, by and between Acer Therapeutics Inc. and John Klopp.

10.2+*	Employment agreement, dated September 18, 2019, by and between Acer Therapeutics Inc. and Matthew T. Seibt.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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

ACER THERAPEUTICS INC.

Date: November 13, 2019	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)