Form 10-K
period 2019-12-31
Acer Therapeutics Inc.
filed 2020-03-18
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33004

ACER THERAPEUTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	32-0426967
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Gateway Center, Ste. 351, 300 Washington St., Newton, MA	02458
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 902-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	ACER	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, based upon the closing price as of such date was $21,551,439.

As of March 1, 2020, 10,095,176 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of induced Vasomotor Symptoms (“iVMS”) where Hormone Replacement Therapy (“HRT”) is likely contraindicated. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Our current product candidate pipeline is summarized in the chart below:

*

Complete Response Letter received June 2019; Formal Dispute Resolution Request submitted to the FDA December 2019; response received March 2020 denying appeal of the Complete Response Letter but describing possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA

**Pivotal bioavailability and bioequivalence (“BE”) trial

•	A pivotal trial evaluating the bioavailability and bioequivalence (“BE”) of ACER-001 to BUPHENYL® (sodium phenylbutyrate) was successfully completed in the first quarter of 2020
•	An investigational new drug application (“IND”) filing for osanetant is anticipated in the second half of 2020

•

Initiation of a Phase 1/2 pharmacokinetics/pharmacodynamics/safety trial of osanetant is expected by the end of 2020, subject to our ability to generate sufficient capital resources to fund this program

•

New Drug Application (“NDA”) submission for ACER-001 in UCD is anticipated in early 2021, subject to our ability to generate sufficient capital resources to fund this program, and assuming successful completion of additional nonclinical work and 12-month stability data

Our Strategy

Our goal is to become a leading pharmaceutical company that acquires, develops and commercializes therapies for the treatment of serious rare and life-threatening diseases with significant unmet medical needs. The key elements of our strategy include:

•	focus on serious rare and life-threatening diseases with significant unmet needs
•	accelerate development timelines and lower costs, while reducing risk
•	provide differentiated products that create value
•	protect our assets via intellectual property protections and regulatory and market exclusivities
•	commercialize our products in geographies that make strategic sense

We plan to continue evaluating external opportunities to acquire or license product candidates in order to enhance our pipeline and leverage our business development, clinical development, regulatory and commercial expertise. We believe our management team has the capability and experience to continue to execute this business model.

Product Candidates

EDSIVO™

Background

Our most advanced product candidate is EDSIVO™ (celiprolol) for the treatment of vEDS. EDSIVO™ is a selective adrenergic modulator and, if approved for marketing by the FDA, would be a New Chemical Entity (“NCE”) in the U.S. Celiprolol is currently approved in the European Union for the treatment of hypertension and angina. Ehlers-Danlos syndrome (“EDS”) is an inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. EDS is a spectrum disorder where patients present with various forms, the most serious of which is vEDS, also known as EDS type IV, which is generally caused by a mutation in the COL3A1 gene. vEDS causes abnormal fragility in blood vessels, which can give rise to aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular ruptures, all of which can be potentially life-threatening. Gastrointestinal and uterine fragility or rupture also commonly occur in vEDS patients. Spontaneous arterial rupture has a peak incidence in the third or fourth decade of life in vEDS patients but may occur earlier and is the most common cause of sudden death in vEDS patients. Arterial rupture or dissection events occur in about 25% of patients before the age of 20 but increase to roughly 90% of patients by the age of 40. The median survival age of vEDS patients in the U.S. is 51 years, with arterial rupture being the most common cause of sudden death.

Pregnancy-related complications also occur in women with vEDS and include arterial dissection or rupture, uterine rupture, hemorrhage, premature rupture of membranes, lacerations, and complications during and after surgery.

Diagnosis and Incidence

vEDS is diagnosed through clinical observation, which is usually confirmed by mutational analysis of the COL3A1 gene. In the absence of a family history of the disorder, however, most vEDS patients are not diagnosed until the occurrence of an arterial aneurysm or dissection, bowel perforation, or organ rupture. As a result, it has been difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the U.S. from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the U.S. could be greater than 1 in 45,000.

Current Treatment Options for vEDS

Currently, there are no approved pharmacologic therapies in the U.S. or the European Union for the treatment of vEDS. Medical intervention for vEDS focuses on surgery, symptomatic treatment, genetic counseling and prophylactic measures, such as avoiding intense physical activity, scuba diving, and violent sports. Arterial, digestive or uterine complications in vEDS patients typically require immediate hospitalization, observation in an intensive care unit, and sometimes surgery. Pregnant women with vEDS are considered to be at risk and receive special care.

While vEDS patients are encouraged to take steps to minimize the chances of an arterial rupture or dissection, there are no pharmacologic options to reduce the likelihood of such an event, and accordingly current treatments for vEDS focus on the repair of arterial ruptures or dissection. Therefore, patients must adopt a “watch and wait” approach following any confirmed diagnosis. Unfortunately, many of these arterial events have high mortality associated with them, and thus, a pharmacologic intervention that reduces the rate of events would be clinically meaningful.

EDSIVO™ for Treatment of vEDS

Rationale for EDSIVO™ (celiprolol) Treatment in vEDS

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

In addition to the Ong trial, in April 2019, long-term data from a cohort of COL3A1-positive vEDS patients was published in the Journal of the American College of Cardiology (JACC). The publication, entitled “Vascular Ehlers-Danlos Syndrome: Long-Term Observational Study,” was authored by Michael Frank, MD, Xavier Jeunemaitre, MD, PhD, and Pierre Boutouyrie, MD, PhD, et al. This published study describes outcomes in 144 COL3A1-positive vEDS patients clinically monitored and treated at the French National Referral Center for Rare Vascular Diseases (Paris, France) between 2000 and 2017. Patients were followed for a median of 5.3 years, and up to 20 years. At the initial work up, 50% of patients were not treated regularly and only 33.3% were taking celiprolol; by the end of the study period, the majority (90.3%) were treated with celiprolol alone or in combination with other medications. Once the maximum tolerated dose of celiprolol was reached, 90 (62.5%) patients remained at this dose throughout their follow-up. Only five (3.5%) patients required dose reduction due to fatigue, and no serious drug-related adverse event was recorded.

Patients had a lower mortality rate than that expected from the natural history of the disease as described in previous U.S. reports1. Survival curve analysis showed that those not treated with celiprolol had a significantly worse outcome than celiprolol-treated patients: survival was 80.7% (95% CI 67.8%–93.6%) in those treated with celiprolol versus 48.5% (95% CI 19.7%–77.4%) in those not treated (p<0.001) after 11.1 years of follow-up. Survival was significantly higher in patients treated with a median dose of celiprolol of 400mg/day (n=83) vs. patients treated with a lower median dose of 217mg/d [100-300mg/day] (n=27), suggesting a dose effect and that 400mg/day should be considered the optimal dose. The authors also observed a relative decrease in hospitalization rates for acute arterial events during the time period in which the majority of patients were on celiprolol, suggesting a positive effect of celiprolol on the incidence and/or severity of new arterial events. The authors concluded that in this large, long-term cohort study, vEDS patients had a higher survival rate than expected relative to the known natural history of the disease and a lower annual occurrence of arterial complications, and that celiprolol use was potentially associated with these significant improvements in clinical outcomes.

In May 2019, results were presented and published at the Society for Vascular Medicine (SVM) 2019 Annual Scientific Sessions from a pilot study designed to evaluate the effect of antihypertensive therapy on the rates of clinical events in patients with vEDS. The goal of this pilot study was to better understand the extent of use of antihypertensive medications in vEDS patients in the U.S., and their potential benefit in reducing the rate of vEDS-related clinical events. There are currently no approved medications to treat vEDS in the U.S.; however, antihypertensive medications are used by some physicians in vEDS patients with hopes of lowering the occurrence of clinical events.2

Researchers conducted a retrospective analysis of U.S. insurance claims (Truven MarketScan®) identifying vEDS patients over a four-year period from January 1, 2014 to December 31, 2017. The insurance claims-based information was then stratified based on insurance claims for antihypertensive medications and no antihypertensive medication. Researchers then calculated and compared the clinical event rate, including arterial rupture and aneurysm, and other hollow organ rupture, for each group. Of the 3,614 vEDS patients identified, 2,371 (65.6%) were determined not to be taking any antihypertensive medication and 1,243 (34.4%) were determined to be taking antihypertensive medications. There was no statistically significant difference between rate of clinical events in patients taking any of the antihypertensive medications compared to patients not taking an antihypertensive medication.

Celiprolol is a selective adrenergic modulator, acting as a cardioselective beta1 adrenoceptor antagonist with partial beta2 adrenoceptor agonist activity, beta3 agonist activity, and alpha2 antagonist activity and with intrinsic sympathomimetic and vasodilating properties.

The potential benefit of celiprolol in vEDS is thought to be mediated through a combination of agonist activity at beta2 and beta3 adrenergic receptors, and antagonist activity at alpha2 adrenergic receptors. While the exact mechanism is not fully understood, it has been proposed that it could exert its effects through vascular smooth muscle relaxation and dilatation, thereby decreasing the mechanical stress on collagen fibers in the arterial wall. Celiprolol has also been shown to increase the expression of endothelial nitric oxide synthase (“eNOS”) messenger ribonucleic acid (“mRNA”) and protein, and to activate phosphorylation of eNOS through the phosphatidylinositol 3-kinase (“PI3K”)-Akt signaling pathway. eNOS is known to catalyze the synthesis of nitric oxide (“NO”) in blood vessels, and NO plays a critical role in maintaining blood pressure (“BP”) homeostasis and vascular integrity. Celiprolol’s potential effect in vEDS is not thought to be substantially mediated via antagonist activity at the beta1 adrenergic receptor, as vEDS patients are typically normotensive, and as brachial systolic and diastolic blood pressures have been shown to not decrease in vEDS patients after treatment with celiprolol. Thus, the potential protective effect of celiprolol in vEDS patients is believed to be independent of any effect on BP lowering. We do not believe that there are any other drugs approved or in development in the U.S. or Europe that have a similar mechanism of action to celiprolol:

Registration Plan

Celiprolol has not been approved for any indication in the U.S. Celiprolol has been approved for the treatment of hypertension in the European Union since 1984. An NDA for celiprolol for the treatment for hypertension was submitted to the FDA by Rorer (subsequently acquired by Aventis Pharma SA (“Aventis”)) in June 1987 but was withdrawn prior to FDA review and therefore never approved. We have obtained from Aventis the exclusive right in North and South America to reference the celiprolol data included in the marketing authorization dossier filed with and approved by the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”). We have also licensed from AP-HP exclusive worldwide rights to the data from the Ong trial.

In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVO™ NDA.

ACER-001

Background

Sodium phenylbutyrate (“NaPB”) is currently approved in the U.S. and the European Union to treat patients with UCD. Our product candidate ACER-001 is a taste-masked, immediate release formulation of NaPB, designed to potentially treat UCD and MSUD.

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

Diagnosis and Incidence

The diagnosis of UCD is based on clinical observations, confirmed by biochemical and molecular genetic testing. A plasma ammonia concentration of 150 lmol/L or higher associated with a normal anion gap and a normal plasma glucose concentration is an indication for the presence of UCD. Plasma quantitative amino acid analysis and measurement of urinary orotic acid can distinguish between the various types of UCD. A definitive diagnosis of UCD depends on either molecular genetic testing or measurement of enzyme activity. Molecular genetic testing is possible for all urea cycle defects. Studies suggest that the incidence of UCD in the U.S. is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the U.S.

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

Phenylbutyrate is available as both NaPB, which is marketed as BUPHENYL®, and glycerol phenylbutyrate, which is marketed as RAVICTI®. While a study provided by Horizon Therapeutics, Inc. in the RAVICTI® package insert involving 46 adults with UCD demonstrated that BUPHENYL® and RAVICTI® were similarly effective in controlling the blood level of ammonia over a 24-hour period, many patients who take their medicine orally prefer RAVICTI®, as it is significantly more palatable than BUPHENYL®. However, the cost of RAVICTI®, at up to $1.2 million per patient per year (based on patient weight), is often prohibitive.

In cases where dietary management or medication is not effective, patients with UCD may require a liver transplant.

ACER-001 for Treatment of UCD

Rationale for ACER-001 Treatment in UCD

ACER-001 is a proprietary, immediate release, taste-masked suspension formulation of NaPB. BUPHENYL®, a non-taste-masked formulation of NaPB, has been approved by the FDA for UCD with demonstrated efficacy and safety in UCD patients of all ages. We believe that if it is approved, ACER-001’s taste-masked properties will make it a compelling alternative to existing phenylbutyrate-based treatments, as the unpleasant taste associated with NaPB is cited as a major impediment to patient compliance with those treatments.

In February 2020, we reported the successful completion and final data from Part B of our pivotal trial evaluating the bioavailability and bioequivalence of ACER-001 to BUPHENYL® (sodium phenylbutyrate). Consistent with observations from Part A of the trial, data from Part B showed ACER-001 to be bioequivalent to BUPHENYL® and were within the parameters recommended by the FDA’s Guidance for Industry, “Statistical Approaches to Establishing Bioequivalence.” The ACER-001 trial design consisted of two parts. Part A was a single-center, single-blind, randomized, single-dose crossover trial designed to evaluate the relative bioavailability of three different oral suspension formulations of ACER-001 compared to BUPHENYL® in 20 healthy adult subjects. Results from Part A of the trial, along with results from a concurrent taste assessment trial evaluating palatability of the three formulations of ACER-001 compared to BUPHENYL®, informed Acer’s selection of the single, optimal formulation of ACER-001 that was evaluated in Part B.

Bioavailability of Optimal Formulation of ACER-001 Compared to BUPHENYL®

PBA = phenylbutyrate; PAA = phenylacetate

Part B of this trial was a single-center, single-blind, randomized, single-dose crossover study designed to show bioequivalence of ACER-001 compared to BUPHENYL® in 36 healthy adult subjects. As described above, results from Part B were announced in February 2020.

Also, we expect to finalize the design and size of a taste study comparing the optimal formulation of ACER-001 to BUPHENYL® and begin enrollment in the second half of 2020. The design and size of the study will be determined following further discussions with the FDA. Results of this study are not required for NDA submission.

Registration Plan

We intend to initially seek FDA approval to market ACER-001 in the U.S. using a regulatory pathway established under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) that allows applicants to rely at least in part on third party data for approval, which may expedite the preparation, submission, and approval of a marketing application. We also intend to seek approval in the European Union and potentially other territories outside the U.S., after the 505(b)(2) NDA for treatment of UCD is filed. Because the FDA has approved an NDA for BUPHENYL®, which is referred to as the reference listed drug (“RLD”), we intend to rely on the RLD’s preclinical and clinical safety data, while supplementing the data with a bridging study that shows bioequivalence of ACER-001 to NaPB. We anticipate submitting to the FDA the 505(b)(2) NDA for ACER-001 for the treatment of UCD in early 2021, assuming successful completion of nonclinical work and 12-month stability data. NDA submission is subject to our ability to generate sufficient capital resources to fund this program.

Maple Syrup Urine Disease (MSUD)

Background

MSUD is a rare inherited disorder caused by defects in the mitochondrial branched-chain ketoacid dehydrogenase complex, which results in elevated blood levels of the branched-chain amino acids (“BCAA”), leucine, valine, and isoleucine, as well as the associated branded-chain ketoacids (“BCKA”) in a patient’s blood. Left untreated, this can result in neurological damage, mental disability, coma or death. There are currently no approved pharmacologic therapies in the U.S. or the European Union for MSUD. Treatment of MSUD consists primarily of a severely restricted diet to limit the intake of BCAA, with aggressive medical interventions when blood-levels of BCAA or BCKA become elevated. The most severe presentation of MSUD, known as “classic” MSUD, accounts for 80% of cases and can result in neonatal onset with encephalopathy and coma. Although metabolic management of the disease is possible via a highly restrictive diet, the outcome is unpredictable and a significant portion of affected individuals are mentally impaired or experience neurological complications.

Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide. The disorder occurs more frequently in the Old Order Mennonite population, with an estimated incidence of about 1 in 380 newborns, and the Ashkenazi Jewish population, with an estimated incidence of 1 in 26,000. Approximately 3,000 patients suffer from MSUD worldwide, of whom approximately 800 are located in the U.S.

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

Registration Plan

We intend to seek FDA approval to market ACER-001 for the treatment of MSUD in the U.S. by submitting a 505(b)(2) NDA using data from the RLD’s NDA while supplementing the data with additional pharmokinetic, pharmodynamic, efficacy and safety data specifically in the MSUD population. We anticipate submitting to the FDA the 505(b)(2) NDA for ACER-001 for the treatment of MSUD by the end of 2022, subject to our ability to generate sufficient capital resources to fund this program. We also intend to seek approval in the European Union and other territories outside the U.S. after the 505(b)(2) NDA for treatment of MSUD is filed.

ACER-001 Planned Clinical Development in MSUD Patients

Subject to our ability to generate sufficient capital resources, we intend to support a 505(b)(2) NDA for ACER-001 for the treatment of MSUD by submitting an IND and initiating a Phase 2 trial in MSUD by the end of 2020. The following four clinical trials are planned:

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

Osanetant

Background

Osanetant is a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. NK3R is the main receptor for neurokinin B (“NKB”), a tachykinin peptide primarily found in the arcuate nucleus (“ARC”) of the hypothalamus. In December 2018, we entered into an exclusive license agreement with Sanofi to acquire worldwide rights to osanetant.

iVMS Background

Hot flashes, flushing, and night sweats are known as Vasomotor Symptoms (“VMS”), and most often occur in women with menopause. VMS are causally related to decreasing estradiol concentrations, mainly in the serum and subsequently also in the temperature regulating center located in the hypothalamus. The lack of estrogen alters neurotransmitter activity, especially in the serotonergic and noradrenergic pathways. Because sex steroids act as potent neuromodulators, the substitution of ovarian sex steroids by HRT is the most effective treatment option for VMS. While VMS associated with menopause can be often be treated with HRT, there are patients who experience VMS who are not in menopause and for whom HRT is contraindicated.3

VMS that are induced by either chemical or surgical intervention are referred to as iVMS. For example, patients receiving tamoxifen treatment for breast cancer, men receiving leuprolide treatment for prostate cancer, and women who are BRCA-positive who elect to have bilateral salpingo-oophorectomy (“BSO”)4, 5, exhibit severe iVMS and have either a contraindication or relative contraindication to receive HRT to alleviate these symptoms because their cancer is sensitive to hormones which could cause disease recurrence.2, 6

iVMS Diagnosis and Incidence

In women with Hormone Receptor positive (“HR+”) Breast Cancer (“CaB”) receiving tamoxifen:

•	84% of women experienced hot flashes[7]
•	80% experienced night sweats
•	60% experienced severe symptoms
•	Symptoms persisted throughout 5 years of treatment and were mainly attributed to tamoxifen
•	After 4.5 years, 46% of women had discontinued tamoxifen[8]

In men with HR+ Prostate Cancer (“CaP”) receiving leuprolide:

•	80% of men experience hot flashes[9]
•	15-27% of patients consider hot flashes the most distressing side effect
•	30-40% experienced moderate-to-severe symptoms
•	20% discontinued or disrupted treatment

In women who are BRCA+ and have BSO:

•	67% of women have symptoms of menopause such as hot flashes[10]
•	Up to 35% complain of “extremely bothersome” symptoms up to two years after their surgery[11]

iVMS are well documented with the use of hormonal cancer therapies and certain surgical procedures. Symptoms such as hot flashes can appear immediately and be severe. Traditional HRTs are usually contraindicated. Non-adherence to cancer therapy can be associated with side effects that can increase the mortality risk or shorten the time to recurrence. Therefore, a non-hormonal treatment for patients with iVMS is needed to potentially help increase the quality of life and improve outcomes.12

Rationale for Osanetant Treatment for iVMS

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

Osanetant was originally developed by Sanofi for the treatment of symptoms associated with schizophrenia. Development was discontinued in 2005. Osanetant was studied in 325 healthy subjects and 665 schizophrenic patients with clinical and laboratory safety data from 21 completed Phase 1 and Phase 2 studies. No major safety concerns were identified from these studies after single-dose and repeated-dose administration of up to 400mg once daily for up to 21 days, and 200mg once daily for up to six weeks. Osanetant is orally bioavailable and readily crosses the blood-brain barrier. We believe that several disorders involving the hypothalamus-pituitary-gonadal axis could benefit from treatment with an NK3R antagonist.

Registration Plan

We believe osanetant would qualify as an NCE in the U.S., and as such, would be eligible for five years of market exclusivity following potential FDA approval. Additional exclusivity would depend on the indications selected and the development pathway that is chosen. We anticipate filing an IND for osanetant with the FDA in the second half of 2020. We plan to explore treatment with osanetant in a Phase 1/2 trial in iVMS patients where HRT is likely contraindicated. This trial would evaluate pharmacokinetics, pharmacodynamics, and safety. Initiation of this trial by the end of 2020 is subject to our ability to raise sufficient capital.

Citations

1.	Pepin, et al. Survival is affected by mutation type and molecular mechanism in vascular Ehlers–Danlos syndrome (EDS type IV). Genet Med. 2014 Dec;16(12):881-8.
2.	Byers PH et al. Am J Med Genet Part C Semin Med Genet. 2017;175C:40-47.
3.	L. Holmberg, O.E. Iversen, C.M. Rudenstam, et al., Increased risk of recurrence after hormone replacement therapy in breast cancer survivors, J. Natl. Cancer Inst. 100 (7) (2008) 475–482.
4.

Kotsopoulos J, Huzarski T, Gronwald J, Moller P, Lynch HT, Neuhausen SL, et al. Hormone replacement therapy after menopause and risk of breast cancer in BRCA1 mutation carriers: a case-control study. Breast Cancer Research and Treatment 2016;155(2):365–73.

5.	Guidozzi F. Hormone therapy after prophylactic riskreducing bilateral salpingo-oophorectomy in women who have BRCA gene mutation. Climacteric 2016;19(5): 419–22.
6.	Chlebowski RT, Kuller LH, Prentice RL, et al. Breast cancer after use of estrogen plus progestin in postmenopausal women. N Engl J Med. 2009;360(6):573-587.
7.	Moon, Z. et al., Journal of Pyschosomatic Obstetrics & Gynecology, 2017 VOL. 38, NO. 3, 226–235.
8.	Nichols, H, et al., JNCI J Natl Cancer Inst, 2015, 1–8.
9.	Challapalli, A, et al., Clinical and Translational Radiation Oncology 10 (2018) 29–35.
10.	L. Johnson, et al. American Society for Reproductive Medicine, 2014 Vol 102 No. 3, Supplement, e249.
11.	Robson M, Hensley M, Barakat R, et al. Quality of life in women at risk for ovarian cancer who have undergone risk-reducing oophorectomy. Gynecol Oncol 2003;89(2):281–7.
12.	A. Finch, S.A. Narod. Quality of life and health status after prophylactic salpingo-oophorectomy in women who carry a BRCA mutation: A review. Maturitas 70 (2011) 261– 265.

Commercialization Strategy

Assuming the FDA approves EDSIVOTM and ACER-001, we expect that the majority of vEDS, UCD and MSUD patients will be treated at tertiary care centers, and therefore can be addressed with a targeted sales force. vEDS patients will primarily be treated by vascular medicine or cardiology specialists, while the UCD and MSUD patients will primarily be managed by metabolic geneticists and dietitians. We intend to build our own commercial infrastructure in the U.S. to target these centers and will evaluate whether to commercialize in other geographies ourselves or with an experienced partner.

We are in the process of formulating our commercialization strategy for osanetant.

Competition

The pharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical needs for novel therapies to treat vEDS, UCD, MSUD, and iVMS, many companies, public and private universities and research organizations are actively engaged in the discovery, research and development of product candidates to treat these conditions. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

We are not aware of any other companies that are pursuing a treatment for vEDS, although we are aware of a study that is currently enrolling vEDS patients at AP-HP that includes adding irbesartan, an angiotensin II receptor blocker, with celiprolol, to provide supplemental vascular protection and thus reduce recurrence of arterial events in vEDS patients. Our potential competitors and the related stage of development for their product candidates in our other target indications for ACER-001 and osanetant include the following:

•

UCD: Horizon Pharma plc / SOBI, Inc. (Marketed); Promethera Biosciences S.A./N.V. (Phase 2); Aeglea BioTherapeutics Inc. (Phase 1/2); Ultragenyx (Phase 1/2); Synlogic, Inc. (Phase 1); Kaleido (Phase 2)

•	MSUD: Synlogic, Inc. (preclinical)
•	iVMS: Veru (Phase 2); Que Oncology (Phase 2)

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

Licenses

Baylor College of Medicine (“BCM”)

In April 2014, we obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 and preclinical and clinical data, through an exclusive license agreement with BCM. Under the terms of the agreement, as amended, we have worldwide exclusive rights to develop, manufacture, use, sell and import licensed products as defined in the agreement. The license agreement requires us to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, make payments upon achievement of defined milestones, and pay royalties in the low single-digit percent range on net sales of any developed product over the royalty term.

Aventis Pharma SA

In June 2016, we entered into an agreement with Aventis Pharma SA (now Sanofi) granting us the exclusive access and exclusive right to use the data included in the marketing authorization application dossier filed with and approved by the MHRA in 1986 for the treatment of mild to moderate hypertension pursuant to the UK regulatory approval procedure, for the sole purpose of allowing us to further develop, manufacture, register and commercialize celiprolol in the U.S. and Brazil for the treatment of EDS, Marfan syndrome and Loeys-Dietz syndrome. We have paid in full for the exclusive access and right to use the data. Subsequently we amended our agreement with Sanofi to provide the same rights to data access and use for potential marketing approval in all of North and South America.

Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (AP-HP)

In August 2016, we entered into an agreement with AP-HP granting us the exclusive worldwide rights to access and use data from the Ong trial. We used this pivotal clinical data to support our NDA filing for EDSIVOTM for the treatment of vEDS. The agreement requires us to make certain upfront payments to AP-HP, as well as reimburse certain costs and make payments of royalties in the low single-digit range on net sales of celiprolol over the royalty term.

In September 2018, we entered into a license agreement with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy, and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, we will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, we will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, we will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. We may terminate the agreement in our sole discretion upon written notice to AP-HP, and AP-HP may terminate the agreement in the event we fail to make the required payments after notice and opportunity to cure. Additionally, the agreement will terminate if we terminate clinical development, marketing approval is withdrawn by the health or regulatory authorities in all countries, we cease to do business or there is a procedure of winding-up by court decision against us. We subsequently filed three U.S. patent applications on this subject matter in October 2018.

Sanofi

In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. We plan to initially pursue development of osanetant as a potential treatment for iVMS. The agreement required us to make an upfront payment to Sanofi, with further payments due upon achievement of defined development and sales milestones, and to pay royalties on our net sales of osanetant over the royalty term.

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

Intellectual Property

EDSIVO™

We intend to protect our commercial rights to EDSIVOTM in the U.S. via multiple pathways. We believe that we will be eligible for NCE exclusivity for EDSIVOTM, which provides upon approval of an NCE five years of marketing exclusivity, during which time the FDA will not approve another drug with the same active ingredient, regardless of the indication for use, in the U.S. In January 2015, the FDA granted EDSIVOTM Orphan Drug Designation, which provides upon the approval of a drug intended to treat a rare condition seven years of marketing exclusivity during which time the FDA will not approve the same drug for the same indication, unless it demonstrates clinical superiority. Orphan Drug exclusivity does not prevent the FDA from approving the same drug for a different indication, or a different drug for the same indication. NCE exclusivity and Orphan Drug exclusivity run concurrently. Furthermore, EDSIVOTM may qualify for an additional six months of pediatric exclusivity in the U.S., which requires the submission of one or more studies in pediatric subjects that meet requirements to be specified by the FDA in a written request for pediatric studies. Pediatric exclusivity can be obtained either before or after NDA approval. Pediatric exclusivity is attached to the end of an existing exclusivity and runs consecutively. We may also consider making modifications to the formulation to obtain additional intellectual property. While unapproved drugs may be imported into the U.S. under specified circumstances, such as for use in clinical studies under a valid and effective IND or for further manufacture into an IND drug or an approved drug, we intend to aggressively assert our rights, via regulatory and legal means, to limit the importation of non-FDA approved versions of celiprolol. We intend to provide a robust patient assistance program (“PAP”) to offset costs associated with a high priced therapeutic to minimize the incentive for vEDS patients in the U.S. to seek to obtain celiprolol elsewhere.

In October 2018, we filed three U.S. patent applications relating to certain uses of celiprolol including (i) the use of celiprolol during pregnancy, (ii) the optimal dose of celiprolol in treating vEDS patients and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI).

ACER-001

We obtained exclusive rights to certain patents and other intellectual property from BCM for the use of NaPB for the treatment of inborn errors of BCAA metabolism, including MSUD.

The licensed patent covers methods and compositions for treating humans (and animals) with various formulations and prodrugs of NaPB for inborn errors of BCAA metabolism, including MSUD, and does not expire until 2030. We made filings in the geographic regions that represent the largest incidence and prevalence of MSUD: the U.S., selected countries in Europe (including Turkey), and Brazil. BCM has been issued one patent in each of the U.S. and the European Union with respect to ACER-001, each of which was exclusively licensed to us pursuant to our agreement with BCM.

We filed a formulation patent application with respect to ACER-001 in March 2016 and plan to seek further patent protection in major markets, including the U.S. and the European Union.

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

Furthermore, we may qualify to receive an additional six months of pediatric exclusivity in the U.S., which runs consecutively to an existing exclusivity, if we conduct a successful pediatric study approved by the FDA for this purpose.

Osanetant

We intend to explore various pathways to protect our commercial rights to osanetant in multiple rare and life-threatening neuroendocrine disorders, including evaluating filing patent applications and acquiring existing intellectual property.

Government Regulation and Product Approval

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the use of unapproved drugs, preclinical and clinical studies, development, testing, quality control, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, import, and export of pharmaceutical products such as those we are developing. The process for obtaining approvals or authorizations to market a drug product in the U.S. and in foreign countries and jurisdictions, along with pre- and post-approval compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. This section discusses, in general terms, the typical approval process. Our product candidates must be approved by the FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of approval requirements within the European Union are addressed uniformly, while country-specific requirements must also be met.

U.S. Drug Approval Process. In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FFDCA”) and the FDA’s implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and pre- and post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time before or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold on a clinical study or studies, issuance of a warning letter or untitled letter, product recall, product seizure, total or partial suspension of production or distribution, injunction, fines, refusals or cancellation of government contracts, restitution, disgorgement, or civil or criminal penalties.

The standard process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s current good laboratory practice (“cGLP”) regulations;
•	submission to the FDA of an IND to which the FDA has no objections and which must become effective before clinical trials in the U.S. may begin;
•	approval by an institutional review board (“IRB”) for each clinical site before each trial may be initiated;
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

Preclinical Studies. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. An IND sponsor must submit, directly or by cross-reference, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises questions or concerns, including concerns that human research subjects will be exposed to unreasonable health risks, related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious and unexpected adverse reactions occur. Trial sponsors must monitor other information including published as well as unpublished scientific papers, reports from foreign regulatory authorities and reports of foreign commercial marketing experience for the investigational drug and notify the FDA and clinical trial investigators of certain information. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within a specified period, or at all. Furthermore, the FDA may impose a clinical hold on one or more or all of the clinical studies or the sponsor may suspend or terminate a clinical trial or development of an investigational product at any time for a variety of reasons, including a finding that the research patients are being exposed to an unacceptable health risk. Development, or the aspects of development, that are affected by the clinical hold may not continue unless and until the sponsor addresses all of the FDA’s concerns and has been notified that the hold is removed. Similarly, an IRB can suspend or terminate its approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the protocol or the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Nearly all Phase 3 trials and some other trials are overseen by a Data and Safety Monitoring Board (“DSMB”) which is composed of doctors, statisticians, and others who are independent of the clinical trial sponsor. Similar to IRBs, the DSMBs review the progress of a clinical trial and participant safety, but they also review data on the effectiveness of the drug being studied. DSMB members can stop a trial early if safety concerns arise or if they determine that the trial should be stopped due to “futility” meaning that the trial will not be able to answer the question or questions it set out to explore, or due to ethical considerations.

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

The NDA Approval Process. Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA to support approval to market the product for one or more indications. Under standard approval processes, in most cases, the submission of an NDA is subject to a substantial application user fee.

The FDA is required to conduct a preliminary review of an NDA within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may accept the NDA for filing, potentially refuse to file the NDA due to deficiencies but work with the applicant to rectify the deficiencies (in which case the NDA is filed upon resolution of the deficiencies) or refuse to file the NDA. The FDA must notify the applicant of a refusal to file a decision within 60 days after the original receipt date of the application. If the FDA refuses to file the NDA the applicant may resubmit the NDA with the deficiencies addressed. The resubmitted NDA is considered a new application subject to a new six- or ten-month review goal, as described below. If the NDA is resubmitted for the same product (by the same person) a new application fee will not be required. The resubmitted application is also subject to the 60-day review before the FDA accepts it for filing. Once an NDA is accepted for filing, the FDA begins an in-depth substantive review. Under the Prescription Drug User Fee Act (“PDUFA”) and the FDA’s commitments under the current PDUFA Reauthorization Act, the FDA has a goal of reviewing and acting on 90% of standard non-priority NDA applications within six or ten months from the filing date of the NDA.

The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for its intended use and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. The FDA is required to refer an application for a novel drug or class to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation in response to specific questions raised by the FDA, which may include whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After the FDA evaluates the NDA and conducts its inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug subject to specific prescribing information for specific indication(s) and, if applicable, specific post-approval requirements. A Complete Response Letter indicates that the review cycle of the application is complete but the application is not ready for approval. After receiving a Complete Response Letter, the applicant must decide within twelve months (subject to extension), if it plans to resubmit the NDA addressing the deficiencies identified by the FDA in the Complete Response Letter, withdraw the NDA, or request an opportunity for a hearing to challenge the FDA’s determination. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, the FDA may ultimately decide that the data in the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret this data differently than we interpret the data.

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

Even if the FDA approves a product, it may limit the approved indications for use for the product. The FDA requires that the approved product labeling include information regarding contraindications, warnings or precautions. It may also require that post-approval studies, including Phase 4 clinical trials, including a long-term registry, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications or data to the labeling or manufacturing changes, may be subject to further testing requirements and FDA review and approval. Also, after approval, the FDA may require labeling changes as new information becomes known, particularly if new risks are identified following commercial use, such as unexpected adverse events. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing studies and programs or other information that may become known after approval.

Hatch-Waxman Amendments and Exclusivity. The Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, amended the FFDCA and established abbreviated pathways to market, as well as incentives for the development of new drug products. The Hatch-Waxman Amendments established section 505(b)(2) of the FFDCA that provides an alternative pathway for submission of an NDA, referred to as the 505(b)(2) application, when some or all of the safety and efficacy investigations relied on for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, but for which the information is publicly available. The Hatch-Waxman Amendments also established the abbreviated new drug application (“ANDA”) approval pathway, which provides an expedient route for generic drugs that have the same active ingredient as a previously approved drug. At the same time, to incentivize continued pharmaceutical innovation, the Hatch-Waxman Amendments authorized periods of market exclusivity to protect certain approved new drugs from competition for five- or three-year periods.

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

The FDA closely regulates drug advertising and promotional activities, including promotion of an unapproved drug, direct-to-consumer advertising, dissemination of scientific information about a drug not on the approved labeling, off-label promotion, communications with payors and formulary committees, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. A company’s promotional product claims must be true and not misleading, provide fair balance, provide adequate risk information, and be consistent with the product label approved by the FDA. Failure to comply with these requirements can lead to regulatory actions including, among other things, warning letters, corrective advertising, injunction, violation and related penalties under the False Claims Act and result in reputational and economic harm.

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

The European Medicines Agency (“EMA”) Committee for Orphan Medicinal Products (“COMP”) grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. In the European Union, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the Orphan Drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services and questioning safety and efficacy. Emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on drug pricing. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover the products for which we receive FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs and drug prices in general, including for therapies for rare diseases. These measures include price controls, transparency requirements triggered by the introduction of new high-cost drugs into the market, drug re-importation, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Some laws and regulations have already been enacted in these areas, and additional measures have been introduced or are under consideration at both the federal and state levels. Additionally, legislation that affects reimbursement for drugs with small patient populations could be adopted, limiting payments for pharmaceuticals such as our product candidates, which could adversely affect our potential future net revenue and results.

In addition, in the U.S., the Patient Protection and Affordable Care Act (“the Affordable Care Act”) contains provisions that have the potential to substantially change healthcare delivery and financing, including impacting the profitability of drugs. For example, the Affordable Care Act revised the methodology by which rebates owed by manufacturers for covered outpatient drugs are calculated under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of covered drugs dispensed to individuals enrolled in Medicaid managed care organizations and subjected manufacturers to new annual fees for certain branded prescription drugs. On May 4, 2017, the House of Representatives passed the American Health Care Act (“AHCA”) which contains provisions that would change the level of federal funding of state Medicaid programs and affect funding for long term care recipients, including the elderly and disabled. The Senate then moved to craft its own “repeal and replace” legislation known as the Better Care Reconciliation Act (“BCRA”) with more onerous funding changes affecting the elderly and disabled relative to the Affordable Care Act. The BCRA and two other amendments failed in the Senate and it is unclear if the Senate will debate potential amendments further. However, even if a different bill or amendment passed in the Senate, reconciliation with the House’s AHCA bill would be required. Under any new legislation, we expect additional rules, regulations and interpretations to be issued that may materially affect our future financial condition and operations. Even if the Affordable Care Act is not amended or repealed, the current administration could propose changes impacting implementation of the Affordable Care Act. The ultimate composition and timing of any legislation enacted under the current administration that would impact the current implementation of the Affordable Care Act remains uncertain. Given the complexity of the Affordable Care Act and the substantial requirements for regulation thereunder, the impact of the Affordable Care Act on our financial conditions and operations cannot be predicted, whether in its current form or as amended or repealed.

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

•

the federal transparency requirements under the Affordable Care Act requires manufacturers of drugs, devices, biologicals and medical supplies to annually report to the Centers for Medicare & Medicaid Services (“CMS”) an agency within the U.S. Department of Health and Human Services (“HHS”) information related to payments and other transfers of value provided to physicians and teaching hospitals and certain ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Foreign Regulation. In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of the European Union and/or other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

The U.S. Foreign Corrupt Practices Act and Other Anti-Corruption Laws

We may be subject to a variety of domestic and foreign anti-corruption laws with respect to our regulatory compliance efforts and operations. The U.S. Foreign Corrupt Practices Act (the “FCPA”) is a criminal statute that prohibits an individual or business from paying, offering, promising or authorizing the provision of money (such as a bribe or kickback) or anything else of value (such as an improper gift, hospitality, or favor), directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision in order to assist the individual or business in obtaining, retaining, or directing business or other advantages (such as favorable regulatory rulings). The FCPA also obligates companies with securities listed in the U.S. to comply with certain accounting provisions. Those provisions require a company such as ours to (i) maintain books and records that accurately and fairly reflect all transactions, expenses, and asset dispositions, and (ii) devise and maintain an adequate system of internal accounting controls sufficient to provide reasonable assurances that transactions are properly authorized, executed and recorded. The FCPA is subject to broad interpretation by the U.S. government. The past decade has seen a significant increase in enforcement activity. In addition to the FCPA, there are a number of other federal and state anti-corruption laws to which we may be subject, including, the U.S. domestic bribery statute contained in 18 USC § 201 (which prohibits bribing U.S. government officials) and the U.S.  Travel Act (which in some instances addresses private-sector or commercial bribery both within and outside the U.S.). Also, a number of the countries in which we may conduct activities have their own domestic and international anti-corruption laws, such as the UK Bribery Act 2010. There have been cases where companies have faced multi-jurisdictional liability under the FCPA and the anti-corruption laws of other countries for the same illegal act.

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

Employees

As of December 31, 2019, we had 17 full-time employees and no part-time employees, in addition to a number of consultants or independent contractors working for us. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

Organizational History

Merger and Reverse Stock Split

On September 19, 2017, the Company (then a Texas corporation known as Opexa Therapeutics, Inc.) completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Company, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Company (the “Merger”). Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Company changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers have been adjusted to reflect the Reverse Split.

Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Private Acer.

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

Company Information

See the sections immediately above titled “Merger and Reverse Stock Split” and “Delaware Reincorporation and Subsidiary Merger.” For accounting and financial reporting purposes, Private Acer was considered to have acquired the Company in the Merger. Private Acer was incorporated in 2013 as part of a reorganization whereby Acer Therapeutics, LLC was converted into a Delaware corporation. Our principal executive offices are located at One Gateway Center, Suite 351, 300 Washington St., Newton, Massachusetts 02458, and our telephone number is (844) 902-6100. Our website address is www.acertx.com. The information found on our website, or that may be accessed by links on our website, is not part of this report.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information are available on the SEC’s website, https://www.sec.gov.

Financial and other information about us is available on our website (www.acertx.com). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any stockholder upon request in writing to Attention: Investor Relations, Acer Therapeutics, One Gateway Center, Suite 351, 300 Washington St., Newton, MA 02458.

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

Risks Related to Our Business and Financial Condition

In light of the United States (“U.S.”) Food and Drug Administration’s (“FDA’s”) Complete Response Letter regarding our New Drug Application (“NDA”) for EDSIVOTM, we halted precommercial activities while we work toward our goal of approval for EDSIVOTM. We may decide at any time not to continue development of EDSIVOTM.

Our recent business priority has been premised upon the approval and commercial success of EDSIVOTM. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”). The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVOTM. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outline in the Complete Response Letter. In

March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVOTM NDA. We may decide at any time not to continue development of EDSIVOTM, which could have a material adverse effect on our business operations and financial prospects.

Substantial doubt exists as to our ability to continue as a going concern.

As of December 31, 2019, we had an accumulated deficit of $76.3 million, cash and cash equivalents of $12.1 million, and current liabilities of $2.8 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our operations through the end of 2020, excluding support for EDSIVOTM development and precommercial activities and the planned osanetant clinical trial. However, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report. Moreover, we have not established a source of revenues and expect to continue to incur losses for the foreseeable future as we continue our development of and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. In their audit report in respect of our 2019 audited financial statements, our independent registered public accounting firm included in its report an explanatory paragraph, indicating that the substantial doubt as to our ability to continue as to our ability to continue as a going concern is of fundamental importance to understanding our financial statements.

We will require additional financing to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of December 31, 2019, we had an accumulated deficit of $76.3 million, cash and cash equivalents of $12.1 million and current liabilities of $2.8 million. As discussed above, based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements through the end of 2020. However, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report.

We will need to raise additional capital in order to finance the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our at-the-market (“ATM”) facility with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”) in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares using our shelf-registration statement at this time. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2019 and 2018 was $29.4 million and $21.3 million, respectively. As of December 31, 2019, we had an accumulated deficit of $76.3 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future, and our expenses will increase substantially if and as we:

•	seek regulatory and marketing approvals and reimbursement for our product candidates;
•	continue the clinical development of our product candidates;
•	continue efforts to discover new product candidates;
•	undertake the manufacturing of our product candidates or increase volumes manufactured by third parties;
•	advance our programs into larger, more expensive clinical trials;
•	initiate additional preclinical, clinical, or other trials or studies for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval and market for ourselves;
•	seek to identify, assess, acquire and/or develop other product candidates;
•	make milestone, royalty or other payments under third-party license agreements;
•	seek to maintain, protect and expand our intellectual property portfolio;

•	seek to attract and retain skilled personnel; and
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

We have not generated any revenues from commercial sales of any of our current product candidates. Our ability to generate product revenue depends upon our ability to successfully identify, develop and commercialize these product candidates or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the FDA or comparable foreign regulatory authorities, to perform studies or trials in addition to those that we currently anticipate.

Following receipt of a Complete Response Letter from the FDA regarding our NDA for EDSIVO™, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVOTM NDA. We may decide at any time not to continue development of EDSIVOTM, which could have a material adverse effect on our business operations and financial prospects. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing these products.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the Securities and Exchange Commission (“SEC”) and The Nasdaq Capital Market (“Nasdaq”). Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by Nasdaq, have resulted in, and will continue to result in, increased costs as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. In addition, our independent registered public accounting firm may determine that our internal controls are not effective. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business effectively. Being a public company could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees, and as executive officers.

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

We face risks related to health epidemics which could adversely affect our business.

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. These effects could include disruptions or restrictions on our employees’ ability to travel, as well as disruptions at or closures of our facilities or the facilities of our manufacturers and suppliers, which could adversely impact our development activities and other operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our manufacturers and suppliers and otherwise adversely impact our development activities and other operations.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies worldwide. We may also consider joint ventures, licensing and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate acquisitions of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert our management’s time and resources from our core business and disrupt our operations. As a company, we have limited experience with acquiring other companies, or with acquiring products outside of the U.S. Any cash acquisition we pursue would divert the cash we have on our balance sheet from our present clinical development programs. Any stock acquisitions would dilute our stockholders’ ownership.

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

None of our current product candidates have gained marketing approval for sale in the U.S. or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the U.S. without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

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

•

the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) for one or more of our product candidates, and we may be required to conduct clinical trials instead of relying on third-party data, as is the position of the FDA with respect to our NDA for EDSIVOTM;

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

•	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an application to obtain marketing approval in the U.S. or elsewhere;
•

the FDA or comparable foreign regulatory authorities may find inadequate the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval.

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the U.S., it is necessary to submit and obtain approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice (“cGMP”) requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice (“cGCP”).

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

Regulatory authorities outside of the U.S., such as in Europe and Japan and in emerging markets, also have requirements for approval of drugs for commercial sale with which we must comply prior to marketing in those areas. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates. Clinical trials conducted in one country may not be accepted or the results may not be found adequate by regulatory authorities in other countries, and obtaining regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. However, the failure to obtain regulatory approval in one jurisdiction could have a negative impact on our ability to obtain approval in a different jurisdiction. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could require additional non-clinical studies or clinical trials, which could be costly and time-consuming. Foreign regulatory approval may include all of the risks associated with obtaining FDA approval. For all of these reasons, we may not obtain foreign regulatory approvals on a timely basis, if at all.

The process to develop, obtain marketing approval for, and commercialize product candidates is long, complex and costly, both inside and outside of the U.S., and approval is never guaranteed. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, warnings or contraindications be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, may require new studies and will be subject to additional FDA notification, or review and approval. Also, marketing approval for any of our product candidates may be withdrawn. If we are unable to obtain marketing approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be impaired. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of our current or future product candidates.

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to obtain approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines.

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the U.S., where the sponsor of the product candidate (i.e., the applicant for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate. Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the U.S. for our product candidates (including EDSIVO™ and ACER-001) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted precommercial activities for EDSIVO™ as part of a corporate restructuring initiative. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVOTM NDA. We may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-

consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted precommercial activities for EDSIVO™ as part of a corporate restructuring initiative. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVOTM NDA. We currently do not have, and may not be able to obtain, adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if the FDA, an FDA Advisory Committee (if one is convened to review any NDA we file), or another regulatory authority indicates that a product candidate should not be approved or there should be restrictions on approval, such as the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the safe use of the drug. Delays in marketing approval or rejections of applications for marketing approval in the U.S. or other markets may result from many factors, including:

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

Clinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including human subject protection requirements and cGCP. Clinical trials are subject to further oversight by these governmental agencies and Institutional Review Boards (“IRBs”), at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our current product candidates produced under cGMP and other requirements. Our clinical trials are conducted at multiple sites, including some sites in countries outside the U.S. and the European Union, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-EU clinical research organizations, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the European regulatory authorities, and with different standards of diagnosis, screening and medical care.

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

In addition, the design of a clinical trial can determine whether our results will support approval of a product or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have completed a single clinical trial and have limited experience in designing clinical trials, and thus may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

As an organization, we have completed a single clinical trial and may be unable to continue to do so efficiently or at all for our current product candidates or any product candidate we develop.

We will need to conduct clinical trials of our product candidates, with the exception of EDSVIOTM, for which we do not presently intend to conduct additional clinical trials. The conduct of clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have completed a single clinical trial, and we have limited experience in preparing and submitting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our current product candidates or for any other product candidate we develop. We may require more time and incur greater costs than anticipated and may not succeed in obtaining marketing approval of the product candidates we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our current product candidates or any other product candidate we develop.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay marketing approval, manufacturing or commercialization of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or we are not able to maintain regulatory compliance, we may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

In addition, the FDA requires that promotional claims not be “false or misleading” as such terms are defined in the FDA’s regulations. For example, the FDA requires substantial evidence, which generally consists of two adequate and well-controlled head-to-head clinical trials, for a company to make a claim that its product is superior to another product in terms of safety or effectiveness. Generally, unless we perform clinical trials meeting that standard comparing our product candidates to competitive products and these claims are approved in our product labeling, we will not be able promote our current product candidates as superior to other products. If we are found to have made such claims, we may become subject to significant liability. In the U.S., the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in improper promotion. The FDA has also requested that companies enter into consent decrees or corporate integrity agreements. The FDA could also seek permanent injunctions under which specified promotional conduct is monitored, changed or curtailed.

Our current and future relationships with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors in the U.S. and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to sanctions.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the U.S. federal government and states and by the foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

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

In the U.S. and some foreign jurisdictions, legislative and regulatory changes and proposed changes regarding the healthcare system could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any drug candidates for which we obtain marketing approval.

Our revenue prospects could be affected by changes in healthcare spending and policy in the U.S. and abroad. We operate in a highly regulated industry and new laws and judicial decisions, or new interpretations of existing laws or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, financial condition, results of operations and prospects. There is significant interest in promoting healthcare reform, as evidenced by the enactment in the U.S. of the Affordable Care Act. Among other things, the Affordable Care Act contains provisions that may reduce the profitability of drug products, including, for example, revising the methodology by which rebates owed by manufacturers for covered outpatient drugs under the Medicaid Drug Rebate Program are calculated, extending the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans, imposing mandatory discounts for certain Medicare Part D beneficiaries, and subjecting drug manufacturers to payment of an annual fee.

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

It is likely that federal and state legislatures within the U.S. and foreign governments will continue to consider changes to existing healthcare legislation including the Affordable Care Act. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

Our risk of delay in product approvals is increased if the U.S. government is fully or partially shut down due to lack of continuity in funding.

Our business operations are directly and indirectly affected by the operations of the U.S. government, including but not limited to the FDA. Any interruption in the continuity of funding of all or a part of government activities could have a significant negative effect on our business, including the timing of that review decision. For example, over the last several years, including beginning on December 22, 2018 and ending on January 25, 2019, the U.S. government has had shutdowns. We cannot predict the likelihood, duration, impact, or timing of any future shutdown. There can be no assurance that if such shutdown(s) were to occur in the future, adequate funds would be available to the FDA and other U.S. government agencies to allow them to continue their activities uninterrupted. Even when funding is restored following one or more shutdowns, we cannot predict the ongoing impact of such shutdowns on our business, or the degree to which funding would be restored to the FDA or other agencies having an impact on our business.

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

Our recent restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As a result, as of December 31, 2019, we had a full-time workforce of 17 employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

The use of any of our product candidates in clinical trials, and the sale of any approved products, may expose us to product liability claims. We currently maintain product liability insurance coverage in amounts we consider to be reasonable for our stage of development. We intend to monitor the amount of coverage we maintain as the size and design of our clinical trials evolve, and if we are successful in obtaining approval to commercialize any of our product candidates, adjust the amount of coverage we maintain accordingly. However, there is no assurance that such insurance coverage will fully protect us against some or all of the claims to which we might become subject. We might not be able to maintain adequate insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against potential losses. In the event a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damages awards resulting from a claim brought successfully against us.

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

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the U.S., and, in June  2019, we received a Complete Response Letter from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. This may result in greater research and development expenses, regulatory issues that could further delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to the FDA in 1987, however, the NDA was withdrawn prior to review. Celiprolol has, however, been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVOTM NDA. The novelty of this product candidate may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. There is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on market awareness and acceptance of our product candidates.

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

Currently, most reported estimates of the prevalence of vEDS, UCD, and MSUD are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. It is difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the U.S. from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the U.S. could be greater than 1 in 45,000. Studies suggest that the incidence of UCD in the U.S. is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the U.S. Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide. Approximately 3,000 patients suffer from MSUD worldwide, of whom approximately 800 are located in the U.S.

It is estimated that vEDS, UCD, and MSUD collectively impact approximately 7,000 patients in the U.S. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of vEDS, UCD or MSUD in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of vEDS, UCD, or MSUD or of the number of patients who may benefit from treatment with EDSIVOTM or ACER-001 prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We have never commercialized a product candidate, and, although precommercial activities had been conducted for EDSIVOTM prior to our receipt of the FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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

We cannot be sure that coverage or adequate reimbursement will be available for any of our product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize certain of our products. In the U.S., third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services and questioning safety and efficacy. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. Additionally, emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on drug pricing. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover the products for which we receive FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.

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

The life sciences industry is highly competitive, and we face significant competition from many pharmaceutical, biopharmaceutical and biotechnology companies that are generally developing and marketing therapeutic products. Such competition may include large pharmaceutical and biotechnology companies, specialty pharmaceutical and generic companies and medical technology companies. Our future success depends on our ability to demonstrate and maintain a competitive advantage with respect to the design, development and commercialization of our product candidates for the treatment of orphan and ultra-orphan diseases for which there is a small patient population in the U.S. A drug designated an Orphan Drug may receive up to seven years of exclusive marketing in the U.S. for that indication. Our objective is to design, develop and commercialize product candidates by repurposing or reformulating existing drugs for orphan diseases with significant unmet medical needs.

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

We have Orphan Drug exclusivity designation in the U.S. for EDSIVOTM for vEDS and ACER-001 for MSUD. We expect to seek Orphan Drug exclusivity from the European Medicines Agency (“EMA”) for ACER-001 for MSUD; however, there can be no assurance that we will be successful. If we are unable to maintain our current Orphan Drug exclusivity or are unable to secure orphan status in Europe for ACER-001 for MSUD, it may have a material negative effect on our business.

Generally, if a product with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if the product no longer meets the criteria for Orphan Drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Maintaining and/or obtaining Orphan Drug exclusivity for EDSIVOTM and ACER-001 may be important to the product candidate’s success. Even if we obtain Orphan Drug exclusivity, we may not be able to maintain it. For example, if a competitive product that treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any Orphan Drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been Orphan Drug exclusivity. Orphan Drug exclusivity for EDSIVOTM or ACER-001 also will not bar the FDA from approving another celiprolol drug product or a sodium phenylbutyrate (“NaPB”) product, for another indication. In the U.S., reforms to the Orphan Drug Act, if enacted, could also materially affect our ability to maintain Orphan Drug exclusivity for EDSIVOTM for vEDS and ACER-001 for MSUD.

Price controls, importation of drug products from outside the U.S., or other rules may be imposed in domestic or foreign markets, which may adversely affect our future profitability.

The U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs and drug prices in general, including for therapies for rare diseases. These measures include price controls, transparency requirements triggered by the introduction of new high-cost drugs into the market, drug re-importation, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Some laws and regulations have already been enacted in these areas, and additional measures have been introduced or are under consideration at both the federal and state levels. Additionally, legislation that affects reimbursement for drugs with small patient populations could be adopted, limiting payments for pharmaceuticals such as our product candidates, which could adversely affect our potential future net revenue and results. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures could limit payments for pharmaceuticals such as our drug product candidates and could adversely affect our net revenue and results.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of healthcare. In the U.S. and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of any product candidate to other available therapies. If reimbursement of any product candidate is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability in such country. In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”) changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. Any negotiated prices for any product candidate covered by a Part D prescription drug plan will likely be lower than the prices that might otherwise be obtained outside of the Medicare Part D prescription drug plan. Moreover, while Medicare Part D applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment under Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The U.S. and several other jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell any product candidate. Among policy-makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect: the demand for any product candidate; the ability to set a price that we believe is fair for any product candidate; our ability to generate revenues and achieve or maintain profitability; the level of taxes that we are required to pay; and the availability of capital.

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

We plan to rely on third parties to conduct clinical trials for our product candidates, with the exception of EDSIVOTM, for which we do not presently intend to conduct additional clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, it may cause delays in commencing and completing clinical trials of our product candidates or we may be unable to obtain marketing approval for or commercialize our product candidates.

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct clinical trials for any of our product candidates. We have and will continue to rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, the FDA and other foreign regulatory authorities require us to comply with IND and human subject protection regulations and current good clinical practice standards, commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There is no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

Our commercial success will depend in part on our ability to obtain patents and protect our existing patent position as well as our ability to maintain adequate protection of other intellectual property for our technologies, product candidates, and any future products in the U.S. and other countries. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. The laws of some foreign countries do not protect our proprietary rights to the same extent or in the same manner as U.S. laws, and we may encounter significant problems in protecting and defending our proprietary rights in these countries. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement rights are not as strong as those in the U.S. These products may compete with our product candidates in jurisdictions where we do not have any issued patents and our patent claims or other intellectual rights may not be effective or sufficient to prevent them from so competing.

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

The patents for our product candidates have varying expiration dates and, if these patents expire, we may be subject to increased competition and we may not be able to recover our development costs or market any of our approved products profitably. In some of the larger potential market territories, such as the U.S. and Europe, patent term extension or restoration may be available to compensate for time taken during aspects of the product’s development and regulatory review. For example, depending on the timing, duration and specifics of FDA marketing approval of our product candidates, if any, one of the U.S. patents covering each of such approved product(s) or the use thereof may be eligible for up to five years of patent term restoration under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA-approved product. Patent term extension also may be available in certain foreign countries upon regulatory approval of our product candidates.

Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request. In addition, even though some regulatory authorities may provide some other exclusivity for a product under their own laws and regulations, we may not be able to qualify the product or obtain the exclusive time period. If we are unable to obtain patent term extension/restoration or some other exclusivity, we could be subject to increased competition and our opportunity to establish or maintain product revenue could be substantially reduced or eliminated. Furthermore, we may not have sufficient time to recover our development costs prior to the expiration of our U.S. and foreign patents.

Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent prosecution process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on any issued patent and/or pending patent applications are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of a patent or patent application. We employ an outside firm and rely on our outside counsel to pay these fees. While an inadvertent lapse may sometimes be cured by payment of a late fee or by other means in accordance with the applicable rules, there are many situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to maintain the patents and patent applications directed to our product candidates, our competitors might be able to enter the market earlier than should otherwise have been the case, which would have a material adverse effect on our business.

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

Interference proceedings brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or the patents of our licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. In addition, potential infringers of our intellectual property rights may have substantially more resources than we do to defend their position, which could adversely affect the outcome of any such dispute.

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

Our commercial success depends in part on us not infringing the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex-parte review and inter partes reexamination and post-grant review proceedings before the USPTO and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing and may develop our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates that we failed to identify. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the U.S. remain confidential until issued as patents. Except for the preceding exceptions, patent applications in the U.S. and elsewhere are generally published only after a waiting period of approximately 18 months after the earliest filing. Therefore, patent applications covering our product candidates could have been filed by others without the knowledge of us or our licensors. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use or manufacture of our product candidates. We may also face a claim of misappropriation if a third party believes that we inappropriately obtained and used trade secrets of such third party. If we are found to have misappropriated a third party’s trade secrets, we may be prevented from further using such trade secrets, limiting our ability to develop our product candidates, and we may be required to pay damages.

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

As is the case with other pharmaceutical companies, our success is heavily dependent on intellectual property, particularly on obtaining and enforcing patents and patent rights. Obtaining and enforcing patents and patent rights in the specialty pharmaceutical industry involves both technological and legal complexity, and therefore, is costly, time-consuming and inherently uncertain. In addition, the U.S. has recently enacted and is currently implementing wide-ranging patent reform legislation. Further, several recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents and patent rights, once obtained.

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

An important change introduced by the AIA is that, as of March 16, 2013, the U.S. transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before a licensor or us could therefore be awarded a patent covering an invention of ours even if said licensor or we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patent rights depends on whether the differences between the licensor’s or our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that a licensor or we were the first to either (a) file any patent application related to our product candidates or (b) invent any of the inventions claimed in our patents or patent applications.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid as unpatentable even though the same evidence may be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate patent rights that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

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
•

the development status of any of our drug candidates, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to any continued development of EDSIVOTM that we may or may not decide to pursue in light of the FDA’s March 2020 denial of our appeal of the June 2019 Complete Response Letter;

•	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
•	our capital and our inability to obtain additional funding;
•	announcements of technological innovations, new commercial products or other material events by our competitors or by us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
•	regulatory developments in the U.S. and in foreign countries; or
•	dilutive effects of sales of shares of common stock by us or our stockholders, and sales of common stock acquired upon exercise or conversion by the holders of options.

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock.

We are a defendant in securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint and a stockholders’ derivative suit as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™. See Item 3 – Legal Proceedings for additional information. Regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,095,176 shares of common stock were outstanding as of December 31, 2019. As of such date, another 1,322,475 shares of common stock were issuable upon exercise of outstanding options or settlement of restricted stock units. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for all of our product candidates, or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock.

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

Because of their ownership of our common stock, insiders may influence significant corporate decisions.

As of March 1, 2020, our executive officers and directors and their affiliates beneficially owned or controlled approximately 19% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

Further, as a Delaware corporation, we are also subject to provisions of Section 203 of the Delaware General Corporation Law regulating corporate takeovers. Section 203 generally prohibits us from engaging in a business combination with interested stockholders subject to certain exceptions.

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

We lease 4,360 square feet of office space located in Newton, Massachusetts, which serve as our company headquarters and are used by our employees working in research and development, regulatory affairs, and general and administrative functions. We lease 3,677 square feet of office space located in Bend, Oregon, which serve as a satellite facility. The leases expire on May 31, 2022.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations.

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against us, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that we breached our obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, we filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. On February 22, 2019, Piper filed a motion for summary judgment. In response, we filed our opposition to Piper's motion on March 22, 2019. Piper subsequently filed its reply to our opposition on April 5, 2019. Piper's motion is currently pending before the Court and oral argument on the summary judgment motion was held on September 4, 2019. No ruling on the motion has yet been issued by the Court. We have not recorded a liability as of December 31, 2019, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

In addition, on July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc., against us, Chris Schelling and Harry Palmin, in the United States District Court for the Southern District of New York. The complaint alleges that prior to the receipt of the Complete Response Letter from the FDA, we made material false and misleading statements or omissions which allegedly constitute securities fraud. On August 12,

2019, a stockholder’s derivative action, Gress v. Acer Therapeutics Inc., was filed in the United States District Court for the District of Delaware against us and certain of our officers and directors, asserting damages resulting from alleged breach of fiduciary duties, based on the same facts at issue in the Sell case. We believe both suits are without merit and intend to defend ourselves vigorously. With the selection of a lead plaintiff, the Sell case is now known as Skiadas v. Acer Therapeutics. On February 7, 2020, we filed a motion to dismiss the class action lawsuit. We have not recorded a liability as of December 31, 2019 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

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

As of March 1, 2020, there were approximately 90 registered holders of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”) and osanetant for the treatment of induced Vasomotor Symptoms (“iVMS”) where Hormone Replacement Therapy (“HRT”) is likely contraindicated. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Merger and Reverse Stock Split

On September 19, 2017, the Company (then a Texas corporation known as Opexa Therapeutics, Inc.) completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Company, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Company (the “Merger”). This transaction was approved by the Company’s stockholders at a special meeting of its stockholders on September 19, 2017. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Company changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers have been adjusted to reflect the Reverse Split.

Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Private Acer.

For accounting and financial reporting purposes, Private Acer was considered to have acquired the Company in the Merger. Private Acer was incorporated on December 26, 2013 as part of a reorganization whereby Acer Therapeutics, LLC was converted into a corporation organized under the laws of the State of Delaware.

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

Restructuring

In June 2019, we received a Complete Response Letter from the FDA regarding our New Drug Application (“NDA”) for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expense and conserve cash resources, in June

2019, we initiated a corporate restructuring, which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019. We expect the restructuring to align the resources needed for us to conduct our planned business operations and maintain sufficient capital to conduct our business as planned through the end of 2020, excluding support for EDSIVOTM development and precommercial activities and the planned osanetant clinical trial.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of December 31, 2019, we had cash and cash equivalents of $12.1 million. Our cash and cash equivalents available at December 31, 2019 are expected to fund operations through the end of 2020, excluding support for EDSIVO™ development and precommercial activities and the planned osanetant clinical trial.

We will need to raise additional capital to fund continued operations some time during 2020. We have no commitments for any additional financing and may not be successful in our efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of our product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes. If we are unable to obtain additional capital (which is not assured at this time), our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2019 also includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates.

In the future, we may generate revenue by entering into licensing arrangements or strategic alliances. To the extent we enter into any license arrangements or strategic alliances, we expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of payments relating to such milestones, as well as the extent to which any products are approved and successfully commercialized.

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

Since our inception in December 2013, we have spent a total of approximately $42.3 million in research and development expenses through December 31, 2019. Of that amount, approximately $31.1 million is directly related to EDSIVOTM and approximately $9.8 million is directly related to ACER-001.

We expect our research and development expenses to be substantial for the foreseeable future as we continue to conduct our ongoing regulatory activities, initiate new preclinical and clinical trials, and build upon our pipeline. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval, preparing to seek regulatory approval, and preparing for commercialization in the event of regulatory approval, is costly and time-consuming. We may never succeed in achieving marketing approval for any of our product candidates.

Successful development of product candidates is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each product candidate and are difficult to predict. We anticipate we will make determinations as to which programs to pursue and how much funding to direct to each program on an ongoing basis in response to our ability to enter into new strategic alliances with respect to each program or potential product candidate, the scientific and clinical success of each product candidate, the timing and ability to obtain regulatory approval for our product candidates (if any), and ongoing assessments as to each product candidate’s commercial potential. We will need to raise additional capital and may seek to do so through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates, pursue regulatory approvals, and operate our business as planned.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; precommercial costs that had been associated with preparing for the commercial launch of EDSIVOTM for the treatment of vEDS, if approved by the FDA; and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. We evaluate according to Accounting Standards Update No. 2017-04, Intangibles – Goodwill and Other (Topic 350) the recoverability of goodwill annually or more frequently, if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. We may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If we were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference.

We review intangible assets annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment. If the carrying value of an asset exceeds its undiscounted cash flows, we write down the carrying value of the intangible asset to its fair value in the period identified.

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptor targets from the GPCR Target Pools of Anchor that we obtained the rights to in the March 20, 2015, acquisition of Anchor. IPRD was recorded at fair value in conjunction with the Anchor acquisition during 2015 and is an indefinite-lived intangible asset. As such, it is tested at least annually for impairment.

Stock-Based Compensation

We account for stock-based compensation expense related to stock options granted under our 2018 Stock Incentive Plan, our 2013 Stock Incentive Plan, as amended, and our 2010 Stock Incentive Plan, as amended and restated, by estimating the fair value of each stock option on the date of grant using the Black-Scholes model. We recognize stock-based compensation expense for stock options and restricted stock units on a straight-line basis over the vesting term.

Research and Development Expenses

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our consolidated financial statements based on certain facts and circumstances at that time. Our accrued expenses for clinical trials and preclinical studies are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In recording expenses associated with these activities, we obtain information from various sources and estimate the level of effort allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material change in estimates were recognized in the year ended December 31, 2019. At December 31, 2019, our accounts payable and accrued expenses included $0.6 million for costs associated with clinical trials.

Results of Operations

Comparison of the years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018	$ Change	% Change
Research and development	$13,851,018	$12,452,424	$1,398,594	11%
General and administrative	16,046,423	9,261,570	6,784,853	73%
Loss from operations	(29,897,441)	(21,713,994)	(8,183,447)	38%
Total other income, net	479,472	433,103	46,369	11%
Net loss	$(29,417,969)	$(21,280,891)	$(8,137,078)	38%

Research and Development Expenses

Research and development expenses were approximately $13.9 million for the year ended December 31, 2019, as compared to approximately $12.5 million for the year ended December 31, 2018. This increase of approximately $1.4 million was primarily due to increases in spending related to contract manufacturing services, regulatory consulting, and medical affairs services during the first half of 2019 in preparation for the potential launch of EDSIVOTM, as well as to an increase in employee-related expenses. The increase in employee-related expenses was driven by increased headcount during the first half of 2019, as well as $0.5 million restructuring expense, and increased stock-based compensation expense. These increases were partially offset by a decrease in spending related to licenses. Research and development expense for the year ended December 31, 2019 was primarily comprised of approximately $7.5 million directly related to EDSIVOTM and approximately $5.5 million directly related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $16.0 million for the year ended December 31, 2019, as compared to approximately $9.3 million for the year ended December 31, 2018. This increase of approximately $6.7 million was primarily due to a $4.6 million increase in employee-related expenses, which included expense of $1.0 million related to the restructuring, increased headcount and travel during the first half of 2019, and increased stock-based compensation expense. The remaining increase in general and administrative expenses was primarily due to an increase in expenses related to precommercial activities.

Other Income, Net

Other income, net of approximately $0.5 million and $0.4 million during the years ended December 31, 2019 and 2018, respectively, was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception through December 31, 2019, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. On August 3, 2018, we completed an underwritten public offering of 2,555,555 shares of common stock at a public offering price of $18.00 per share. We received aggregate net proceeds of approximately $42.7 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $3.3 million. As of December 31, 2019, we had approximately $12.1 million in cash and cash equivalents. Our net loss for the years ended December 31, 2019 and 2018, was $29.4 million and $21.3 million, respectively. As of December 31, 2019, we had an accumulated deficit of approximately $76.3 million. The following table summarizes our cash flows for the years ended December 31, 2019, and 2018:

	Years Ended December 31,
	2019	2018
Operating activities	$(29,506,949)	$(16,587,803)
Investing activities	(178,967)	(95,627)
Financing activities	92,272	42,710,359
Net (decrease) increase in cash and cash equivalents	$(29,593,644)	$26,026,929

Operating Activities

Net cash used in operating activities was approximately $29.5 million for the year ended December 31, 2019, as compared to approximately $16.6 million for the year ended December 31, 2018. The increase of approximately $12.9 million was principally the result of an increase in net loss due to increased research and development activities in advancing our product candidates and increased general and administrative activities, as well as increased use of cash due to the timing of accrued expenses and accounts payable, partially offset by an increase in non-cash stock-based compensation.

Investing Activities

Net cash used in investing activities during the years ended December 31, 2019 and 2018 relates to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2019 consisted of proceeds of $0.1 million from the exercise of stock options. Net cash provided by financing activities during the year ended December 31, 2018 consisted primarily of $42.6 million of net proceeds from the issuance of common stock.

Future Capital Requirements

We have not generated any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates. At the same time, we expect to continue to incur significant expenses connection with our ongoing development and manufacturing activities, particularly as we continue the research, development, manufacture and clinical trials of, and seek regulatory approval for, our product candidates. In addition, subject to obtaining regulatory approval of any of our product candidates and thereafter successfully commercializing any such product candidates, we anticipate that we will need substantial additional funding in connection with our continuing operations. In their audit report in respect of our 2019 audited financial statements, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, as discussed above.

In June 2019, in order to reduce operating expenses and conserve cash resources following receipt of the FDA’s Complete Response Letter, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVO™. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVO™ NDA. Depending on our progress, as well as our available resources and needs, we may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on our business operations and financial prospects. As of December 31, 2019, we had approximately $12.1 million in cash and cash equivalents. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements through the end of 2020, excluding support for EDSIVOTM development and precommercial activities and the planned osanetant clinical trial.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development of EDSIVO™ we may or may not decide to pursue in light of the FDA’s June 2019 Complete Response Letter and the March 2020 denial of our appeal of the Complete Response Letter
•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring new employees to support our continued growth
•	the costs and timing of having clinical supplies of our product candidates manufactured

•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue

We will continue to require substantial additional capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates, pursue regulatory approvals, potentially commercialize (if approved) our product candidates, and operate our business as planned.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing and strategic alliances. We do not maintain any lines of credit or have any sources of debt or equity capital committed for funding, other than the amended and restated sales agreement entered into on March 18, 2020 with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC's “baby shelf rules” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company's public float in a 12-month period, we are only able to issue a limited number of shares using our shelf registration statement at this time.

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

In June 2016, we entered into an agreement with Aventis Pharma SA (now Sanofi) granting us the exclusive access and exclusive right to use the data included in the marketing authorization application dossier filed with and approved by the MHRA in 1986 for the treatment of mild to moderate hypertension pursuant to the UK regulatory approval procedure, for the sole purpose of allowing us to further develop, manufacture, register and commercialize celiprolol in the U.S. and Brazil for the treatment of EDS, Marfan syndrome and Loeys-Dietz syndrome. We have paid in full for the exclusive access and right to use the data. Subsequently we amended our agreement with Sanofi to provide the same rights to data access and use for potential marketing approval in all of North and South America.

In August 2016, we entered into an agreement with AP-HP granting us the exclusive worldwide rights to access and use data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS. We utilized this pivotal clinical data to support an NDA filing for EDSIVOTM for the treatment of vEDS. The agreement requires us to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay low single-digit percent royalties on net sales of celiprolol over the royalty term.

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

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2019 and 2018 since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Acer Therapeutics Inc.

Newton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Acer Therapeutics Inc. (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2019.

Boston, Massachusetts

March 18, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Acer Therapeutics Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Acer Therapeutics Inc. (the "Company") as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Wolf & Company, P.C.

We served as the Company's auditor from 2014 to 2018.

Boston, Massachusetts

March 7, 2019

ACER THERAPEUTICS INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	2019	2018

Assets
Current assets:
Cash and cash equivalents	$12,077,640	$41,671,284
Prepaid expenses and other current assets	807,356	1,075,021
Total current assets	12,884,996	42,746,305
Property and equipment, net	193,974	130,867
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	620,674	20,380
Total assets	$21,465,511	$50,663,419
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$561,090	$1,033,829
Accrued expenses	1,944,431	4,546,432
Other current liabilities	263,392	—
Total current liabilities	2,768,913	5,580,261
Other non-current liabilities	326,282	—
Total liabilities	3,095,195	5,580,261
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 10,095,176 and 10,087,363 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,010	1,009
Additional paid-in capital	94,619,818	91,914,692
Accumulated deficit	(76,250,512)	(46,832,543)
Total stockholders’ equity	18,370,316	45,083,158
Total liabilities and stockholders’ equity	$21,465,511	$50,663,419

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Operating expenses:
Research and development	$13,851,018	$12,452,424
General and administrative	16,046,423	9,261,570
Total operating expenses	29,897,441	21,713,994
Loss from operations	(29,897,441)	(21,713,994)
Other income, net:
Interest income	471,267	412,553
Foreign currency transaction gain	8,205	20,550
Total other income, net	479,472	433,103
Net loss	$(29,417,969)	$(21,280,891)
Net loss per share - basic and diluted	$(2.91)	$(2.49)
Weighted average common shares outstanding - basic and diluted	10,092,179	8,555,039

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Stockholders’ Equity
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of December 31, 2017	7,497,433	$74,974	$47,812,215	$(25,551,652)	$22,335,537
Reallocation for change in par value	—	(74,224)	74,224	—	—
Issuance of common stock, net of issuance costs	2,555,555	256	42,622,444	—	42,622,700
Issuance of common stock in connection with stock option exercises	34,375	3	87,656	—	87,659
Stock-based compensation	—	—	1,318,153	—	1,318,153
Net loss	—	—	—	(21,280,891)	(21,280,891)
Balance as of December 31, 2018	10,087,363	1,009	91,914,692	(46,832,543)	45,083,158
Issuance of common stock in connection with stock option exercises	7,813	1	92,271	—	92,272
Stock-based compensation	—	—	2,612,855	—	2,612,855
Net loss	—	—	—	(29,417,969)	(29,417,969)
Balance as of December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(29,417,969)	$(21,280,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,612,855	1,318,153
Depreciation	58,282	27,744
Loss on disposal of property and equipment	57,578	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	267,665	(193,134)
Accounts payable	(472,739)	937,956
Accrued expenses	(2,602,001)	2,609,101
Other noncurrent assets	(10,620)	(6,732)
Net cash used in operating activities	(29,506,949)	(16,587,803)
Cash flows from investing activities:
Purchase of property and equipment	(178,967)	(95,627)
Net cash used in investing activities	(178,967)	(95,627)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	42,622,700
Proceeds from exercise of stock options	92,272	87,659
Net cash provided by financing activities	92,272	42,710,359
Net (decrease) increase in cash and cash equivalents	(29,593,644)	26,026,929
Cash and cash equivalents, beginning of the year	41,671,284	15,644,355
Cash and cash equivalents, end of the year	$12,077,640	$41,671,284

The accompanying notes are an integral part of these consolidated financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes three clinical-stage candidates: EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of induced Vasomotor Symptoms (“iVMS”) where Hormone Replacement Therapy (“HRT”) is likely contraindicated. The Company’s product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets and raising capital. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

In June 2019, the Company received a Complete Response Letter from the FDA regarding its new drug application (“NDA”) for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. The Company had previously devoted a substantial majority of its research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources following receipt of the FDA’s Complete Response Letter, in June 2019, the Company implemented a corporate restructuring which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, the Company submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, the Company received a response to its Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied the Company’s appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, the Company is evaluating its possible next steps with the goal of resubmission of the EDSIVOTM NDA. Depending on its progress, as well as the Company’s available resources and needs, the Company may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on its business operations and financial prospects.

Merger and Reverse Stock Split

On September 19, 2017, the Company (then a Texas corporation known as Opexa Therapeutics, Inc.) completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Company, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Company (the “Merger”). This transaction was approved by the Company’s stockholders at a special meeting of its stockholders on September 19, 2017. Also on September 19, 2017, in connection with, and prior to the completion of, the Merger, the Company effected a 1-for-10.355527 reverse stock split of its then outstanding common stock (the “Reverse Split”) and immediately following the Merger, the Company changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. All share numbers in this report have been adjusted to reflect the Reverse Split.

Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Private Acer.

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

Immediately following the Reincorporation, the Company’s holding company structure was eliminated by merging wholly-owned subsidiary Private Acer with and into the Company (the “Subsidiary Merger”). The Company was the surviving corporation in connection with the Subsidiary Merger.

Basis of Presentation

The consolidated financial statements include Acer Therapeutics Inc. and, prior to the date of the Subsidiary Merger, its wholly-owned subsidiary, Private Acer. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the U.S., as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Liquidity

The Company had an accumulated deficit of $76.3 million and cash and cash equivalents of $12.1 million as of December 31, 2019. Net cash used in operating activities was $29.5 million and $16.6 million for the years ended December 31, 2019 and 2018, respectively. On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement (the “Agreement”) was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The Agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an at-the-market offering (the “ATM Offering”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. As of December 31, 2019, the Company had not sold any shares of common stock under the Agreement. The Company has no obligation to sell any shares of common stock pursuant to the Agreement and may at any time suspend sales pursuant to the Agreement. Each party may terminate the Agreement at any time without liability. The Company’s existing cash and cash equivalents are expected to enable it to continue to evaluate possible next steps with respect to EDSIVOTM, complete the Acer-001 (UCD) pivotal bioequivalence trial, advance certain of its other development activities, and provide for other working capital purposes, but exclude support for EDSIVO™ development and precommercial activities and the planned osanetant clinical trial.

Management expects to continue to finance operations through the issuance of additional equity or debt securities and/or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business and any securities issued may have rights, preferences, or privileges senior to the Company’s common stock and may dilute the ownership of current stockholders of the Company.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues and, as such, has been dependent on funding operations through the sale of equity securities. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company expects to incur further losses over the next several years as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of December 31, 2019, the Company had cash and cash equivalents of $12.1 million. The Company’s cash and cash equivalents available at December 31, 2019 are expected to fund operations through the end of 2020, excluding support for EDSIVO™ development and precommercial activities and the planned osanetant clinical trial.

The Company will need to raise additional capital to fund continued operations some time during 2020. The Company has no commitments for any additional financing and may not be successful in its efforts to raise additional funds or achieve profitable operations. Any amounts raised will be used for further development of the Company’s product candidates, precommercial activities, potential acquisitions of additional product candidates and for other working capital purposes. If the Company is unable to obtain additional capital (which is not assured at this time), its long-term business plan may not be accomplished, and the Company may be forced to cease, reduce, or delay operations.

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies followed by the Company in the preparation of the accompanying consolidated financial statements follows:

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Estimates having relatively higher significance include stock-based compensation, contract manufacturing accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $11.6 million and $41.7 million as of December 31, 2019 and 2018, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

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

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model:

	2019	2018
Risk-free interest rate	1.68% - 2.57%	2.27% - 2.98%
Expected life (years)	6	6
Volatility	60%	60%
Dividend rate	0%	0%

Due to its limited operating history and a limited trading history of its common stock in relation to the life of its standard option grants, the Company estimates the volatility of its stock in consideration of a number of factors including the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally 10 years) and the vesting period. For other non-employee options, the expected term is the contractual term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The Company recognizes forfeitures related to employee stock-based awards as they occur. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. Option awards are granted at an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptors (“GPCR”) targets (the “Targets”) from the GPCR Target pools of Anchor to which the Company obtained the rights in its March 20, 2015 acquisition of Anchor. IPRD was recorded at fair value and is an indefinite-lived intangible asset. The Company reviews IPRD annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the asset. There were no triggering events or circumstances that would indicate IPRD was impaired as of December 31, 2019 or 2018.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which it adopted in the fourth quarter of 2018, annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. The Company’s goodwill is allocated to a single reporting unit. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. As a result of the Complete Response Letter from the FDA and the subsequent decline in the Company’s stock price, goodwill was evaluated for impairment and it was determined that the fair value of the reporting unit exceeded its carrying value and no impairment existed. The Company performed a qualitative analysis of goodwill as of December 31, 2019 and 2018, in which management concluded that it was more likely than not that the fair value of the reporting unit is greater than its carrying amount.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the consolidated statements of operations.

Income Taxes

The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the consolidated financial statements as of December 31, 2019 and 2018. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2019 and 2018, the Company had no accruals for interest or penalties related to income tax matters.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing net loss in each period by the weighted average number of shares of common stock outstanding during such period. For the periods presented, common stock equivalents, consisting of stock-based awards, were not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes new accounting and disclosure requirements for leases. ASU 2016-02 requires lessees to classify most leases as either finance or operating leases and to initially recognize a lease liability and right-of-use asset. The Company adopted ASU 2016-02 in the first quarter of 2019 using the effective date approach to recognize and measure leases as of the adoption date. The Company has elected to utilize the available practical expedient to not separate lease components from non-lease components as well as the package of practical expedients that allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. As a result of the adoption of this guidance, the Company recorded a non-cash transaction to recognize on January 1, 2019 lease liabilities totaling $0.4 million and right-of-use-assets totaling $0.4 million, which will be amortized over the remaining terms of the leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This new guidance expands the scope of ASC Topic 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC Topic 505-50. Equity-classified nonemployee awards are measured on the grant date, rather than on the earlier of (1) the performance commitment date or (2) the date at which the nonemployee’s performance is complete. Awards to nonemployees are measured by estimating the fair value of the equity instruments to be issued, rather than either the fair value of the goods or services received or the fair value of the equity instruments issued, whichever can be measured more reliably. Entities may use the expected term to measure nonemployee options or elect to use the contractual term as the expected term, on an award-by-award basis. The Company adopted ASU 2018-07 in the first quarter of 2019. There was no impact on the Company’s financial statements as a result of the adoption of this guidance.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Computer hardware and software	$60,749	$58,868
Leasehold improvements	60,535	7,648
Furniture and fixtures	145,487	96,013
Subtotal property and equipment, gross	266,771	162,529
Less accumulated depreciation	(72,797)	(31,662)
Property and equipment, net	$193,974	$130,867

Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Computer hardware and software are depreciated over an estimated useful life of 3 years, leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the duration of the current lease arrangement, and furniture and fixtures are depreciated over an estimated useful life of 7 years.

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Accrued contract manufacturing	$655,207	$1,079,314
Accrued contract research and regulatory consulting	418,000	128,678
Accrued precommercial costs	252,125	85,000
Accrued payroll and payroll taxes	153,238	1,302,728
Accrued legal	152,340	111,543
Accrued accounting, audit, and tax fees	147,850	102,000
Accrued consulting	109,073	49,940
Accrued miscellaneous expenses	56,598	119,861
Accrued license fees	—	1,567,368
Total accrued expenses	$1,944,431	$4,546,432

5.LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”) commencing on October 1, 2018 for certain premises, which consist of 2,760 square feet of office space located in Newton, Massachusetts (the “Newton Premises”), to serve as its corporate headquarters. On March 5, 2019, the Company entered into a lease agreement to amend the Newton Lease and to lease an additional 1,600 square feet of office space, commencing on June 1, 2019, located in Newton, Massachusetts (the “Additional Newton Premises”) to serve as additional space for its corporate headquarters. The term of the leases for the Newton Premises and the Additional Newton Premises expires on May 31, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises and the Additional Newton Premises.

The Company entered into a triple net lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. On April 23, 2019, the Company entered into a lease agreement to amend the Bend Lease and to lease an additional 1,389 square feet of office space, commencing on May 1, 2019, located in Bend, Oregon (the “Additional Bend Premises”) to serve as additional space for its satellite facility. The term of the lease for the Bend Premises and the Additional Bend Premises expires on May 31, 2022 (the “Bend Term”). The Company has an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use-asset of $0.4 million in other noncurrent assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use-assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of December 31, 2019, the weighted average remaining lease term was 2.4 years. For the years ended December 31, 2019 and 2018, the Company recorded expense of $0.2 million and $0.1 million, respectively, related to the leases. During the year ended December 31, 2019, the Company made cash payments of $0.2 million for amounts included in the measurement of lease liabilities. The Company is therefore reporting a right-of-use asset of $0.6 million in Other non-current assets and lease liabilities totaling $0.6 million in Other current liabilities and Other non-current liabilities on its consolidated balance sheet as of December 31, 2019.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2019:

Undiscounted lease liabilities for years ending December 31,:
2020	$263,392
2021	273,158
2022	115,951
Total undiscounted lease liabilities	652,501
Less effects of discounting	(62,827)
Total lease liabilities as of December 31, 2019	$589,674

Reported as of December 31, 2019:
Other current liabilities	$263,392
Other non-current liabilities	326,282
Total lease liabilities	$589,674

Future minimum lease payments at December 31, 2018 were as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$151,579
2020	155,813
2021	93,204
Total	$400,596

6.	COMMITMENTS AND CONTINGENCIES

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

In August 2016, Private Acer signed an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) (via its Department of Clinical Research and Development) granting the Company the exclusive worldwide rights to access and use data from a randomized controlled clinical study of celiprolol. The Company used this pivotal clinical data to support an NDA regulatory filing for EDSIVOTM, for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, as well as reimburse certain costs, and make payment of royalties in the low single-digit percent range on net sales of celiprolol over the royalty term.

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

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, the Company filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. On February 22, 2019, Piper filed a motion for summary judgment. In response, the Company filed its opposition to Piper's motion on March 22, 2019. Piper subsequently filed its reply to the Company’s opposition on April 5, 2019. Piper's motion is currently pending before the Court and oral argument on the summary judgment motion was held on September 4, 2019. No ruling on the motion has yet been issued by the Court. The Company has not recorded a liability as of December 31, 2019, because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

In addition, on July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc., against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The complaint alleges that prior to the receipt of the Complete Response Letter from the FDA, the Company made material false and misleading statements or omissions which allegedly constitute securities fraud. On August 12, 2019, a stockholder’s derivative action, Gress v. Acer Therapeutics Inc., was filed in the U.S. District Court for the District of Delaware against the Company and certain of its officers and directors, asserting damages resulting from alleged breach of fiduciary duties, based on the same facts at issue in the Sell case. The Company believes both suits are without merit and intends to defend itself vigorously. With the selection of a lead plaintiff, the Sell case is now known as Skiadas v. Acer Therapeutics. On February 7, 2020, the Company filed a motion to dismiss the class action lawsuit. The Company has not recorded a liability as of December 31, 2019 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

7.	STOCKHOLDERS’ EQUITY

Underwritten Public Offerings

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

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an “at-the-market” offering (the “ATM Offering”). Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. As of December 31, 2019, the Company has not sold any shares of common stock under the agreement. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability.

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

In addition to the 500,000 shares, the total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares authorized for issuance under the 2018 Plan is automatically increased (the “evergreen provision”) on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan. On January 1, 2019, 403,495 additional shares were authorized according to the evergreen provision. At December 31, 2019, 162,004 shares of common stock remained available for the grant of future awards under the 2018 Plan.

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

2013 Stock Incentive Plan

Private Acer’s 2013 Plan, which was assumed by the Company in connection with the Merger, provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At December 31, 2019, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At December 31, 2019, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2018	781,725	$16.34	9.0
Granted	1,063,150	$13.84
Exercised	(7,813)	$11.81		$0.1
Cancelled/forfeited	(523,587)	$21.51
Options outstanding at December 31, 2019	1,313,475	$12.28	8.7	$0.4
Options exercisable at December 31, 2019	339,184	$11.79	7.4	$0.1

A summary of restricted stock unit activity under the 2018 Plan for the year ended December 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2018	—	—
Granted	15,000	$23.60
Cancelled/forfeited	(6,000)
Non-vested outstanding at December 31, 2019	9,000	$23.60	$0.1

At December 31, 2019, there was approximately $5.6 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.2 years. The weighted average grant-date fair value of options granted during the years ended December 31, 2019 and 2018 was $8.03 and $12.73, respectively. The amount of stock-based compensation expense recorded to general and administrative expenses and to research and development expenses was approximately $1.6 million and $1.0 million, respectively, for the year ended December 31, 2019. The amount of stock-based compensation expense recorded to general and administrative expenses and to research and development expenses was approximately $0.6 million and $0.7 million, respectively, for the year ended December 31, 2018.

8.	INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2019 and 2018, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$8,506,035	$3,604,179
Capitalized research and development costs	17,477,585	14,381,936
Accrued liabilities	133,933	232,899
Tax credit carryforwards	7,174,516	6,311,164
Stock-based compensation	935,508	394,918
Operating lease	141,777	—
Total deferred tax assets	34,369,354	24,925,096

Valuation allowance	(34,221,451)	(24,922,829)
Net deferred tax assets	147,903	2,267

Deferred tax liabilities:
Operating lease right of use asset	(141,777)	—
Other	(6,126)	(2,267)
Total deferred tax liabilities	(147,903)	(2,267)

	$—	$—

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
R&D and Orphan Drug credits	4.4%	10.9%
State income tax, net of federal tax benefit	6.6%	2.8%
Valuation allowance	(31.6%)	(35.2%)
Share-based compensation	(0.2%)	0.0%
Other, net	(0.2%)	0.5%
Effective tax rate	0.0%	0.0%

Management currently believes that it is more likely than not that the deferred tax assets relating to the loss carryforwards and other temporary differences will not be realized in the future. Through December 31, 2019, for income tax reporting purposes, the Company had U.S. federal and state net operating loss carryforwards of approximately $36.1 million and research and development credits and Orphan Drug credits of approximately $7.1 million that can be carried forward and offset against taxable income. For state purposes, the Company had state net operating loss carryforwards of approximately $1.1 million and research and development credits of approximately $0.1 million that can be carried forward and offset against taxable income. Federal net operating loss, research and development credits, and Orphan Drug credits generated prior to 2018 and Massachusetts net operating losses can be carried forward for 20 years and begin to expire in 2022. Federal net operating loss generated after 2017 can be carried forward indefinitely. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

9.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards, were not included in the calculation of the diluted loss per share because to do so would be anti-dilutive.

As of December 31, 2019 and 2018, the number of shares of common stock underlying potentially dilutive securities consist of:

	December 31,
	2019	2018
Options to purchase common stock	1,313,475	781,725
Restricted stock units	9,000	—
Total	1,322,475	781,725

10.	RESTRUCTURING

In June 2019, the Company received a Complete Response Letter from the FDA regarding its New Drug Application for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, in June 2019, the Company initiated a corporate restructuring, which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In the second quarter of 2019, the Company recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019, of which approximately $1.0 million was included in general and administrative expenses and approximately $0.5 million was included in research and development expenses. As of December 31, 2019, the Company had no remaining liability related to the one-time severance-related charge.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 in enabling us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

On March 18, 2020, we entered into an amendment and restatement of that certain Sales Agreement dated November 9, 2018 (the “Original Agreement” and, as amended and restated, the “Agreement”) with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC (together, the “Sales Agents”). Pursuant to the Agreement, we may offer and sell the shares in transactions deemed to be an “at-the-market” offering as defined in Rule 415 of the Securities Act of 1933, which shares can be sold by us from time to time, depending upon market demand, with the Sales Agents acting as agents for sales.

We will pay the Sales Agents a commission equal to 3.5% of the gross proceeds from the sale of shares of common stock by them as agents under the Agreement. The Agreement provides that we will provide customary indemnification rights to the Sales Agents. We have no obligation to sell any shares of common stock pursuant to the Agreement and may at any time suspend sales pursuant to the Agreement. Any party may terminate the Agreement pursuant to the terms of the Agreement without liability of any party.

The shares of common stock will be sold pursuant to a shelf registration statement on Form S-3 which has been declared effective by the Securities and Exchange Commission (“SEC”) on November 21, 2018, and a prospectus supplement to be filed by us with the SEC on March 18, 2020. This shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

The foregoing description of the Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.27 hereto and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The names of our executive officers and their ages as of March 1, 2020 are as follows:

Name	Age	Position
Chris Schelling	44	President, Chief Executive Officer and Director
William T. Andrews, M.D.	55	Chief Medical Officer
Donald R. Joseph	65	Chief Legal Officer and Secretary
John Klopp	45	Chief Technical Officer
Harry S. Palmin	50	Chief Operating Officer and Chief Financial Officer
Matthew T. Seibt	49	Chief Commercial Officer

Biographical information for our executive officers is set forth below:

Chris Schelling has served as a director and as our President and Chief Executive Officer since the completion of the Merger in September 2017. Mr. Schelling founded Private Acer in December 2013 and served as a director from that time until the Merger. From December 2013 to February 2016, he served as Private Acer’s Chief Operating Officer, and from February 2016 until the Merger, he served as Private Acer’s President and Chief Executive Officer. Prior to founding Private Acer, he served as Executive Director of Strategic Marketing at BioMarin Pharmaceutical Inc., a Nasdaq-listed biotechnology company, from May 2006 to October 2012. Mr. Schelling also founded Censa Pharmaceuticals Inc. in 2015 and currently serves as a director. He has also served as a director at Cascade Prodrug, Inc. since June 2017. He has also held roles at Abgenix, Inc., Cell Therapeutics, Inc., Stanford Research Institute Consulting and Organon. Mr. Schelling earned a B.A. in biology and history from Carroll College.

William T. Andrews, M.D., FACP has served as our Chief Medical Officer since October 2017. Prior to joining Acer, Dr. Andrews provided strategic consulting services to rare disease companies from April 2016 to September 2017. Prior to that, he served at Aegerion Pharmaceuticals, Inc., a biopharmaceutical company, as Senior Vice President, Business Development, from May 2014 to January 2016, and as Vice President of Medical Affairs, from April 2012 to May 2014. He has also held roles at Santhera Pharmaceuticals, Sepracor, Inc. and ClinQuest, Inc. Prior to joining the biopharmaceutical industry 20 years ago, Dr. Andrews practiced medicine for seven years full-time and 11 years part-time in the Boston area as a board-certified internist and an attending physician at Brigham and Women’s Hospital, and was on the clinical faculty at Harvard Medical School. Dr. Andrews earned a B.A. in biology from Harvard University and a Ph.D. from Yale University School of Medicine.

Donald R. Joseph has served as our Chief Legal Officer and Secretary since April 2018. He previously served as an advisor and consultant to biopharmaceutical and global health organizations. He has over twenty years of biopharmaceutical industry experience, including senior management positions in global health non-profit organizations. Mr. Joseph served as Chief Legal Officer and Board Secretary of Humanigen (previously known as KaloBios Pharmaceuticals, Inc.), a publicly listed company, from June 2013 to November 2015. Prior to Humanigen, he was Chief Executive Officer of BIO Ventures for Global Health, or BVGH, from February to November 2012 and Chief Operating Officer from April 2010 to January 2012. He is a former Chairman and Secretary and former member of the BVGH Board of Directors. He previously served as General Counsel, Corporate Secretary, and in other senior management roles at publicly held biopharmaceutical companies, including Abgenix and Renovis. Mr. Joseph has served since August 2017 as lead independent director of Achieve Life Sciences, a publicly traded pharmaceutical company. Before entering the life sciences industry, Mr. Joseph practiced business law for a number of years in major firms, including as an international partner at Baker & McKenzie. He received his J.D. degree from the University of Texas School of Law, with honors.

John Klopp has served as our Chief Technical Officer since September 2019. He previously served as our Vice President, Manufacturing from January 2018 to September 2019. Prior to joining Acer, Mr. Klopp served as Senior Director, Manufacturing Management for Ultragenyx Pharmaceutical, Inc, a biopharmaceutical company, where he worked from March 2013 to January 2018. Mr. Klopp holds a B.S. degree in chemistry from Pennsylvania State University and an M.S. in chemistry from the University of California, Berkeley.

Harry S. Palmin has served as our Chief Financial Officer since the completion of the Merger in September 2017 and was appointed to the additional position of Chief Operating Officer in September 2018. From December 2013 to February 2016, Mr. Palmin served as the President, Chief Executive Officer and a director of Private Acer, and from February 2016 to September 2017 he served as Private Acer’s acting Chief Financial Officer. Prior to joining Private Acer, he served in a variety of roles at Novelos Therapeutics, Inc., a pharmaceutical company, including as President and director from 1998 to October 2013, Chief Executive Officer from January 2005 to October 2013 and acting Chief Financial Officer from 1998 to September 2005. He has also held roles at Lehman Brothers and Morgan Stanley. Mr. Palmin earned a B.A. in economics from Brandeis University and an M.A. in international economics and finance from the Brandeis University International Business School.

Matthew T. Seibt has served as our Chief Commercial Officer since September 2019. He previously served as our acting Chief Commercial Officer from March 2019 to September 2019 and as our Vice President, Market Access and Reimbursement from April 2018 to March 2019. Prior to joining Acer, Mr. Seibt served as Director, Account Management, Market Access, and Reimbursement at Biogen Inc., a biotechnology company, from December 2014 to April 2018. Mr. Seibt holds a B.A. in Economics and Government from the University of Texas.

Directors

All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. The current members of the Board of Directors and their ages as of March 1, 2020 are as follows:

Name	Age	Position
Stephen J. Aselage	68	Chairman of the Board
Jason Amello	51	Director
John M. Dunn	68	Director
Michelle Griffin	54	Director
Chris Schelling	44	Director, President and Chief Executive Officer

Biographical information for our directors is set forth below:

Stephen J. Aselage has served as Chairman of the Board since the completion of the Merger in September 2017. From October 2015 until the Merger, Mr. Aselage served as the Chairman of Private Acer’s Board of Directors. Most recently, he was President and Chief Executive Officer of Retrophin, Inc., a Nasdaq-listed, biopharmaceutical company, from November 2014 until his retirement in January 2019, and remains a member of its Board of Directors since October 2012. From May 2014 to November 2014, Mr. Aselage served as the Chief Operations Officer and interim Chief Executive Officer of Retrophin. Prior to joining Retrophin, he held a variety of roles at BioMarin Pharmaceutical Inc., a Nasdaq-listed biotechnology company, as Executive Vice President and Chief Business Officer from December 2009 to September 2012 and Senior Vice President of Global Commercial Development from July 2005 to December 2009. He has also held leadership roles at Cell Therapeutics, Inc., Sangstat Medical Corporation, Advanced Tissue Sciences, Inc. and Genentech, Inc. Mr. Aselage earned a B.S. in biology from the University of Notre Dame.

Jason Amello has served as a director since the completion of the Merger in September 2017. Since September 2013, Mr. Amello has served as Senior Vice President, Chief Financial Officer and Treasurer of Akebia Therapeutics, Inc., a Nasdaq-listed biopharmaceutical company. From May 2012 to May 2013, he served as Executive Vice President, Chief Financial Officer and Treasurer of ZIOPHARM Oncology, Inc., a biopharmaceutical company. From April 2000 to June 2011, Mr. Amello held various positions at Genzyme Corporation, a biotechnology company, most recently as Senior Vice President, Corporate Controller, and Chief

Accounting Officer. Earlier in his career, Mr. Amello spent 10 years in the business advisory and assurance practice of Deloitte, serving in various roles of increasing responsibility through Senior Manager. He currently serves on the Board of Directors of the New England Baptist Hospital, an orthopedic specialty hospital. Mr. Amello earned a B.A. in accounting from Boston College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

John M. Dunn has served as a director since the completion of the Merger in September 2017. From October 2015 until the Merger, Mr. Dunn served as a member of Private Acer’s Board of Directors. From November 2014 to April 2019, he served as General Counsel of Vital Therapies, Inc., a Nasdaq-listed biotherapeutic company. Prior to joining Vital Therapies, Mr. Dunn was a consultant from February 2012 to November 2014, an Executive Vice President of Biogen Idec, Inc., now Biogen Inc., a biotechnology company, from November 2003 to January 2012, where he was the head of that firm’s corporate venture group, and General Counsel of IDEC Pharmaceuticals from 2002 until its merger with Biogen in November 2003. Mr. Dunn has served as a director of Sharp Healthcare, a nonprofit regional health care delivery system, since 2019. Mr. Dunn earned a B.S. in finance and a J.D. from the University of Wyoming.

Michelle Griffin has served as a director since the completion of the Merger in September 2017. Since April 2013, Ms. Griffin has served as the Principal of Pacific Biotechnology Consulting Group, a firm providing consulting services to biotechnology companies and their Boards of Directors. Prior to her time with Pacific Biotechnology Consulting Group, Ms. Griffin served from January 2011 to March 2013 as Executive Vice President, Operations and Chief Financial Officer of OncoGenex Pharmaceuticals, Inc. Ms. Griffin has served as a member of the Board of Directors and as Chair of the Audit Committee for publicly traded companies Adaptive Biotechnologies Corporation since March 2019 and for HTG Molecular Diagnostics, Inc. since August 2018. Ms. Griffin previously served as a member of the Board of Directors and as Chair of the Audit Committee for publicly traded companies PhaseRx, Inc. from 2016 until its acquisition by Roivant Sciences GmbH in 2018, OncoGenex Pharmaceuticals, Inc. from 2008 to 2011, and Sonus Pharmaceuticals, Inc. (subsequently acquired by OncoGenex) from 2004 to 2008. During various periods from 1997 to 2011, she served in the capacity of Chief Financial Officer for Trubion Pharmaceuticals, Inc., Dendreon Corporation and Corixa Corporation. Ms. Griffin earned a B.S. in marketing from George Mason University and an M.B.A. with a specialization in finance and international business from Seattle University.

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

All of the members of the Audit Committee are non-employee directors who: (1) met the criteria for independence as required by Nasdaq listing standards and as set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); (2) did not participate in preparation of our financial statements during the past three years; and (3) are able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. The Board of Directors has determined that Ms. Griffin and Messrs. Amello and Dunn each, individually, qualifies as an “audit committee financial expert” as defined in Securities and Exchange Commission (“SEC”) rules and regulations and also possesses the financial sophistication and requisite experience as required under Nasdaq listing standards.

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

Delinquent Reports Section 16(a)

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership. These reporting persons are required by SEC regulations to furnish us with copies of all such reports they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations from certain insiders that no other reports were required, we believe all of the reporting persons complied with all applicable Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2019 except one Form 4 reporting the grant of an employee stock option for each of the following executive officers that was due on September 20, 2019 and was filed on September 23, 2019: Harry S. Palmin, William T. Andrews, Donald Joseph, and Matthew Seibt; and one Form 4 that was due on September 20, 2019 and filed on September 25, 2019 for John M. Klopp.

Item 11.	Executive Compensation.

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2019 and 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus($)		Option Awards ($)(1)		Stock Awards ($)(1)		All Other Compensation ($)	Total ($)
Chris Schelling	2019	$436,000	$—		$1,031,211	(2)	$—		$—	$1,467,211
President and Chief Executive Officer	2018	$400,000	$150,000	(4)	$—		$—		$—	$550,000

William T. Andrews, M.D., FACP	2019	$412,000	$—		$462,041	(2)	$212,400	(3)	$—	$1,086,441
Chief Medical Officer	2018	$400,000	$105,000	(4)	$—		$—		$—	$505,000

Harry S. Palmin	2019	$382,400	$—		$462,041	(2)	$—		$—	$844,441
Chief Operating Officer and Chief Financial Officer	2018	$340,000	$89,250	(4)	$—		$—		$—	$429,250

(1)

Amounts shown in this column represent the aggregate grant date fair value of awards made during the years presented, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718. See Note 2 to our consolidated financial statements appearing elsewhere in this report for a discussion of the relevant assumptions used in calculating these amounts.

(2)

Option awards were granted (i) on February 1, 2019 to Dr. Andrews and Messrs. Schelling and Palmin, and (ii) on September 18, 2019 to Dr. Andrews and Mr. Palmin, each with an exercise price equal to the closing market price of our common stock on the Nasdaq Capital Market on the date of grant. The options are time-based. The February 1 option grants vest over a four-year period, with 25% of the shares vesting on the one-year anniversary of the grant date and the remaining shares vesting quarterly over the remaining three-year period, assuming continued service. The September 18 option grants vest 50% on January 1, 2021 and 50% on January 1, 2022, assuming continued service. The options have a standard post-service exercise period of 90 days. The options will accelerate and become fully vested immediately prior to a Change in Control (as defined in our 2018 Stock Incentive Plan), but only to the extent that the optionee remains in service immediately prior to such Change in Control.

(3)	We issued Dr. Andrews a restricted stock unit representing 9,000 shares of common stock on March 1, 2019, which vested in full on March 1, 2020 and settled on March 2, 2020.
(4)	Represents bonuses earned during 2018 and paid during 2019.

Narrative Disclosure to Summary Compensation Table

Our Board of Directors reviews compensation annually for all of the executive officers. Compensation awarded to Named Executive Officers in 2019 and 2018 generally consisted of base salary and equity awards for options to purchase shares of our common stock or restricted stock units. In setting executive compensation, our Board of Directors retained the services of Radford (which is a part of Aon Hewitt, a business unit of Aon plc) as an independent compensation consultant and considered compensation for comparable positions in the market, the historical compensation levels of the executives, individual performance as compared to its expectations and objectives, the desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among elements of compensation. Prior to the September 2017 Merger, Private Acer retained the services of Radford as an independent compensation consultant to (i) evaluate Private Acer’s executive compensation program and recommend a course of action for consideration in preparation for becoming a public company and (ii) assess Private Acer’s non-employee director compensation practices against a selection of peer group companies and make a recommendation relating thereto. Subsequent to closing of the Merger in September 2017, our Compensation Committee reviewed the analysis and reports prepared by Radford and provided to Private Acer and implemented certain compensation adjustments for our executives and non-employee directors. In reviewing the reports prepared by Radford for Private Acer, our Compensation Committee considered the independence of Radford pursuant to SEC rules and the corporate governance rules of the Nasdaq Capital Market and concluded that no conflict of interest exists that would prevent Radford from independently advising the Compensation Committee.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2019 for each of the Named Executive Officers.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Chris Schelling	2/1/19	—	72,500	(1)	$24.46	2/1/2029	—		—
	10/4/17	23,000	23,000	(1)	$15.34	10/4/2027	—		—
William T. Andrews, M.D., FACP	9/18/19	—	40,000	(2)	$3.42	9/18/2029	—		—
	2/1/19	—	27,000	(1)	$24.46	2/1/2029	—		—
	10/4/17	50,000	50,000	(1)	$15.34	10/4/2027	—		—
	3/1/19	—	—		—	—	9,000	(3)	$36,090	(4)
Harry S. Palmin	9/18/19	—	40,000	(2)	$3.42	9/18/2029	—		—
	2/1/19	—	27,000	(1)	$24.46	2/1/2029	—		—
	10/4/17	33,800	33,800	(1)	$15.34	10/4/2027	—		—

(1)

These options are time-based and vest over a four-year period, with 25% of the shares vesting on the one-year anniversary of the grant date and the remaining shares vesting quarterly over the remaining three-year period, assuming continued service. The options have a standard post-service exercise period of 90 days. The options will accelerate and become fully vested immediately prior to a Change in Control (as defined in our 2010 Stock Incentive Plan and our 2018 Stock Incentive Plan, as applicable), but only to the extent that the optionee remains in service immediately prior to such Change in Control.

(2)

These options are time-based and 50% vest on January 1, 2021 and 50% on January 1, 2022, assuming continued service. The options have a standard post-service exercise period of 90 days. The options will accelerate and become fully vested immediately prior to a Change in Control (as defined in our 2010 Stock Incentive Plan and our 2018 Stock Incentive Plan, as applicable), but only to the extent that the optionee remains in service immediately prior to such Change in Control.

(3)	The restricted stock units vested in full on March 1, 2020.
(4)	The market values of the unvested RSUs are calculated by multiplying the number of units shown in the table by $4.01, the closing price of our common stock on December 31, 2019.

Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
Jason Amello	42,500	85,342	—	127,842
Stephen J. Aselage	73,750	85,342	—	159,092
Hubert Birner, Ph.D., MBA (3)	—	—	—	—
John M. Dunn	50,000	85,342	—	135,342
Michelle Griffin	55,000	85,342	—	140,342
Luc Marengere, Ph.D. (3)	—	—	—	—

(1)

Amounts shown in this column represent the aggregate grant date fair value of stock option awards made during 2019, calculated in accordance with ASC Topic 718. See Note 2 to our consolidated financial statements appearing elsewhere in this report for a discussion of the relevant assumptions used in calculating these amounts.

(2)

The aggregate number of shares underlying outstanding option awards as of December 31, 2019 was: Mr. Amello, 15,000 shares; Mr. Aselage, 33,000 shares; Dr. Birner, 0 shares; Mr. Dunn, 28,000 shares; Ms. Griffin, 15,000 shares; and Dr. Marengere, 0 shares.

(3)

Drs. Birner and Marengere did not stand for reelection at our 2019 annual meeting of stockholders. Drs. Birner and Marengere are each affiliated with TVM Capital Life Sciences and did not receive compensation for their service on our Board of Directors, which ended on May 17, 2019.

Standard Compensation Arrangements

Independent directors receive compensation for their service on our Board of Directors that consists of cash compensation and equity awards as described below. A director who is also our employee does not receive any additional compensation for services as a member of our Board of Directors. We reimburse our directors for travel and lodging expenses in connection with their attendance at Board of Directors and committee meetings. Our standard annual compensation arrangements consist of the following:

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

The following table sets forth, as of March 1, 2020, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) the Named Executive Officers; and (d) all current directors and executive officers as a group. As of March 1, 2020, there were 10,095,176 shares of common stock issued and outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
5% Stockholders (excluding Executive Officers and Directors):
Funds affiliated with TVM Capital Life Science	2,672,309	(2)	26.5%
Nantahala Capital Management, LLC	990,655	(3)	9.8%
Bukwang Pharmaceutical Co. Ltd.	544,572	(4)	5.4%
Executive Officers and Directors:
Chris Schelling	1,796,875	(5)	17.7%
William T. Andrews, M.D., FACP	78,250	(6)	*
Harry S. Palmin	174,000	(7)	1.7%
Jason Amello	14,250	(8)	*
Stephen J. Aselage	51,905	(9)	*
John M. Dunn	33,952	(10)	*
Michelle Griffin	14,250	(11)	*
All current directors and executive officers as a group (10 persons)	2,231,486	(12)	21.4%

*	Less than 1%

(1)

Unless otherwise indicated in the footnotes, the mailing address of the beneficial owner is c/o Acer Therapeutics Inc., One Gateway Center, Suite 351, 300 Washington Street, Newton, Massachusetts 02458.

(2)

This information is based on Amendment No. 1 to Schedule 13D filed with the SEC on August 24, 2018. Consisting of shares of common stock beneficially owned by certain investment funds affiliated with TVM Capital Life Science as follows: (i) 1,697,709 shares of common stock held by TVM Life Science Ventures VII L.P. (“TVM VII LP”); (ii) 725,844 shares of common stock held by TVM Life Science Ventures VI GmbH & Co. KG (“TVM VI German”); and (iii) 248,756 shares of common stock held by TVM Life Science Ventures VI L.P. (“TVM VI Cayman”). With respect to the shares held by TVM VII LP, TVM LSV VII (GP) Ltd. (“TVM VII GP”) is the general partner of TVM VII LP. Luc Marengere, Reshentha Beeby, Gary Leatt, Hubert Birner, Stefan Fischer and Helmut Schühsler are members of the investment committee of TVM VII GP, which has voting and investment power with respect to these shares, and may be deemed to beneficially own such shares. TVM VII GP and Messrs. Birner, Fischer, Schühsler, Marengere, and Leatt and Ms. Beeby each disclaim beneficial ownership of the reported securities, other than those shares which the reporting person owns of record. The address of TVM VII LP is 204, Rue Notre-Dame Ouest, Bureau 350, Montreal A8 H2Y 1TE, Canada. With respect to the shares held by TVM VI German, Messrs. Birner, Fischer and Schühsler are members of the investment committee of TVM Life Science Ventures Management VI L.P. (“TVM VI Management”), which is the managing limited partner of TVM VI German with voting and dispositive power over the shares held by TVM VI German, and may be deemed to beneficially own such shares. TVM VI Management and Messrs. Birner, Fischer and Schühsler each disclaim beneficial ownership of the shares held by TVM VI German, other than those shares which the reporting person owns of record. The address of TVM VI German is Ottostrasse 4, 80333 Munich, Germany. With respect to the shares held by TVM VI Cayman, Messrs. Birner, Schühsler and Fisher are members of the investment committee of TVM VI Management, which is the managing limited partner of TVM VI Cayman with voting and dispositive power over the shares held by TVM VI Cayman, and may be deemed to beneficially own such shares. TVM VI Management and Messrs. Birner, Schühsler and Fischer each disclaim beneficial ownership of the shares held by TVM VI Cayman, other than those shares which the reporting persons owns of record. The address of TVM VI Cayman is Ottostrasse 4, 80333 Munich, Germany.

(3)

This information is based on a Schedule 13G/A filed with the SEC on February 12, 2020. Pursuant to the Schedule 13G/A, Nantahala Capital Management, LLC (“Nantahala”) and each of Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, share voting and investment power with respect to the shares, which are held by funds and separately managed accounts under control of Nantahala. The address for Nantahala and Messrs. Harkey and Mack is 130 Main Street, 2nd Floor, New Canaan, Connecticut 06840.

(4)

This information is based on confirmation provided by the stockholder of its stock ownership position. Hee-Won Yoo is the President and Chief Executive Officer of Bukwang Pharmaceutical Co. Ltd. Bukwang’s address is 7, Sangdo-ro, Dongjak‑gu, Seoul 06955, Korea.

(5)	Consisting of (i) 1,750,000 shares of common stock; and (ii) 46,875 shares of common stock underlying stock options exercisable within 60 days of March 1, 2020.
(6)	Consisting of (i) 69,250 shares of common stock underlying stock options exercisable within 60 days of March 1, 2020; and (ii) 9,000 restricted stock units which vested on March 1, 2020.
(7)	Consisting of (i) 125,000 shares of common stock; and (ii) 49,000 shares of common stock underlying stock options exercisable within 60 days of March 1, 2020.
(8)	Represents shares of common stock underlying stock options exercisable within 60 days of March 1, 2020.
(9)	Consisting of (i) 18,905 shares of common stock; and (ii) 33,000 shares of common stock underlying stock options exercisable within 60 days of March 1, 2020.
(10)	Consisting of (i) 5,952 shares of common stock; and (ii) 28,000 shares of common stock underlying stock options exercisable within 60 days of March 1, 2020.
(11)	Represents shares of common stock underlying stock options exercisable within 60 days of March 1, 2020.
(12)

Consisting of: (i) 1,899,857 shares of common stock; (ii) 322,629 shares of common stock underlying stock options exercisable within 60 days of March 1, 2020; and (iii) 9,000 restricted stock units which vested on March 1, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2019, with respect to our compensation plans under which common stock is authorized for issuance. These plans consist of our 2018 Stock Incentive Plan, our 2013 Stock Incentive Plan, and our 2010 Stock Incentive Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)
Equity Compensation Plans Approved by Stockholders	1,322,475	$12.28	162,004
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,322,475	$12.28	162,004

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Since January 1, 2019, we have engaged in no reportable transactions with our directors, executive officers, beneficial holders of more than 5% of our voting securities, and affiliates or their immediate family members.

Director Independence

The Board of Directors determined that Ms. Griffin and Messrs. Amello, Aselage and Dunn are each an independent director within the meaning of Nasdaq listing standards, which directors constitute a majority of the Board of Directors. The Board of Directors has determined that each member of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees is independent (or similarly designated) based on the Board of Directors’ application of the standards of Nasdaq, the rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate for such committee membership. The current members of these committees are as follows:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Jason Amello	X
Stephen J. Aselage		C	X
John M. Dunn	X		C
Michelle Griffin	C	X

C = Chair

Item 14.	Principal Accountant Fees and Services.

The following table presents (i)) the aggregate fees billed to us for the fiscal year ended December 31, 2019 by BDO USA, LLP (“BDO”), who was appointed as our independent registered public accounting firm on March 7, 2019, and (ii) the aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 by Wolf and Company, P.C. (“Wolf”), who served as our independent registered public accounting firm during the period September 20, 2017 to March 7, 2019.

	Years Ended December 31,
	2019	2018
	BDO	Wolf
Audit fees(1)	$283,128	$113,000
Audit-related fees (2)	—	58,000
Tax fees (3)	—	—
All other fees	—	—
Total fees	$283,128	$171,000

(1)

Audit fees consist of fees billed for services relating to the audit of our annual financial statement and review of our quarterly financial statements, services that are normally provided in connection with statutory and regulatory filings or engagements, comfort letters, reports on an issuer’s internal controls, and review of documents to be filed with the SEC (e.g. periodic filings, registration statements, and company responses to SEC comment letters).

(2)

Audit-related fees are related to other assurance and related services that are traditionally performed by an independent accountant such as employee benefit plan audits, due diligence related to mergers and acquisitions, accounting assistance and audits in connection with proposed or consummated acquisitions, attest services that are not required by statute or regulation, and consultations concerning proposed accounting and reporting standards.

(3)	Tax fees are for services relating to tax compliance, tax advice and tax planning.

Change in Independent Registered Public Accounting Firm

On March 7, 2019, we engaged BDO as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2019, and we dismissed Wolf. The decision to change accountants was approved by the Audit Committee of our Board of Directors.

During the year ended December 31, 2018, there were no: (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Wolf on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement if not resolved to the satisfaction of Wolf would have caused Wolf to make reference thereto in its reports, or (2) reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

During the years ended December 31, 2019 and 2018, neither we nor anyone on our behalf consulted with BDO regarding either (i) the application of accounting principles to a specific transaction, completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that BDO concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

3.2	Bylaws, effective May 15, 2018 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

3.3

Certificate of Ownership and Merger, as filed with the Delaware Secretary of State on May 15, 2018 (incorporated by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

4.1*	Description of the Company’s capital stock registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 15, 2018).

10.1+^	Acer Therapeutics Inc. Amended and Restated 2010 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 11, 2016).

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

10.8+

Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for awards under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.20+

Employment Agreement, dated September 18, 2019, by and between Acer Therapeutics Inc. and John Klopp (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019).

10.21+

Employment Agreement, dated September 18, 2019, by and between Acer Therapeutics Inc. and Matthew T. Seibt (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019).

10.22

Lease Agreement, dated March 6, 2018, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

Exhibit No.	Description
10.23

Lease Agreement, dated March 5, 2019, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019).

10.24

Triple Net Lease, dated April 1, 2018, by and between Acer Therapeutics Inc. and Eastern Western Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.25+

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2018).

10.26

Sales Agreement, dated November 9, 2018 by and between Acer Therapeutics Inc. and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2018).

10.27*	Amended and Restated Sales Agreement, dated March 18, 2020 by and among Acer Therapeutics Inc., Roth Capital Partners, LLC, and JonesTrading Institutional Services LLC.

23.1*	Consent of Independent Registered Public Accounting Firm BDO USA, LLP.

23.2*	Consent of Independent Registered Public Accounting Firm Wolf & Company, P.C.

24.1*	Power of Attorney (see the signature page hereof).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Annual Report on Form 10-K of the Company as of and for the period ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

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

ACER THERAPEUTICS INC.

Date: March 18, 2020	By:	/s/ Harry Palmin
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

Signature	Title	Date

/s/ Chris Schelling	President and Chief Executive Officer and Director	March 18, 2020
Chris Schelling	(Principal Executive Officer)

/s/ Harry Palmin	Chief Operating Officer and Chief Financial Officer	March 18, 2020
Harry Palmin	(Principal Financial and Accounting Officer)

/s/ Jason Amello	Director	March 18, 2020
Jason Amello

/s/ Stephen J. Aselage	Chairman of the Board	March 18, 2020
Stephen J. Aselage

/s/ John M. Dunn	Director	March 18, 2020
John M. Dunn

/s/ Michelle Griffin	Director	March 18, 2020
Michelle Griffin