Form 10-Q
period 2020-03-31
Acer Therapeutics Inc.
filed 2020-05-14
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 1, 2020, there were 10,249,182 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$7,007,260	$12,077,640
Prepaid expenses and other current assets	624,520	807,356
Total current assets	7,631,780	12,884,996
Property and equipment, net	176,265	193,974
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	566,466	620,674
Total assets	$16,140,378	$21,465,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$344,800	$561,090
Accrued expenses	1,171,164	1,944,431
Other current liabilities	264,472	263,392
Total current liabilities	1,780,436	2,768,913
Other non-current liabilities	270,994	326,282
Total liabilities	2,051,430	3,095,195
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 10,101,034 and 10,095,176 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,011	1,010
Additional paid-in capital	95,287,156	94,619,818
Accumulated deficit	(81,199,219)	(76,250,512)
Total stockholders’ equity	14,088,948	18,370,316
Total liabilities and stockholders’ equity	$16,140,378	$21,465,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$2,322,905	$3,946,220
General and administrative	2,648,551	4,230,698
Total operating expenses	4,971,456	8,176,918
Loss from operations	(4,971,456)	(8,176,918)
Other income, net:
Interest income	25,742	185,143
Foreign currency transaction (loss) gain	(2,993)	23,070
Total other income, net	22,749	208,213
Net loss	$(4,948,707)	$(7,968,705)
Net loss per share - basic and diluted	$(0.49)	$(0.79)
Weighted average common shares outstanding - basic and diluted	10,097,107	10,087,363

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock vesting	5,858	1		—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	$1,011	$95,287,156	(81,199,219)	14,088,948

	Three Months Ended March 31, 2019
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158
Stock-based compensation	—	—	671,927	—	671,927
Net loss	—	—	—	(7,968,705)	(7,968,705)
Balance, March 31, 2019	10,087,363	$1,009	$92,586,619	$(54,801,248)	$37,786,380

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,948,707)	$(7,968,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	667,338	671,927
Depreciation	17,709	9,548
Changes in operating assets and liabilities
Prepaid expenses and other current assets	182,837	296,283
Accounts payable	(216,290)	(972,662)
Accrued expenses	(773,267)	(1,787,310)
Net cash used in operating activities	(5,070,380)	(9,750,919)
Cash flows from investing activities:
Purchase of property and equipment	—	(88,938)
Net cash used in investing activities	—	(88,938)
Net decrease in cash and cash equivalents	(5,070,380)	(9,839,857)
Cash and cash equivalents, beginning of period	12,077,640	41,671,284
Cash and cash equivalents, end of period	$7,007,260	$31,831,427

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four clinical-stage candidates: emetine hydrochloride (“emetine”) for the treatment of patients with COVID-19; EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of induced vasomotor symptoms (“iVMS”) where hormone replacement therapy (“HRT”) is likely contraindicated. The Company’s product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

Liquidity

The Company had an accumulated deficit of $81.2 million and cash and cash equivalents of $7.0 million as of March 31, 2020. Net cash used in operating activities was $5.1 million and $9.8 million for the three months ended March 31, 2020 and 2019, respectively. On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. As of March 31, 2020, the Company had not sold any shares of common stock under the agreement. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company’s existing cash and cash equivalents available at March 31, 2020 are expected to fund operations into the fourth quarter of 2020 and enable it to advance emetine through Investigational New Drug Application (“IND”) submission, continue to evaluate possible next steps with respect to EDSIVOTM, advance ACER-001 toward New Drug Application (“NDA”) submission, advance osanetant toward IND submission, and provide for other working capital purposes, excluding support for a planned emetine clinical trial or any other development or precommercial activities.

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

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues and, as such, has been dependent on funding operations through the sale of equity securities. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $81.2 million as of March 31, 2020 and expects to incur further losses over the next several years as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of March 31, 2020, the Company had cash and cash equivalents of $7.0 million and current liabilities aggregating to $1.8 million. The Company’s cash and cash equivalents available at March 31, 2020 are expected to fund operations into the fourth quarter of 2020, excluding support for a planned emetine clinical trial and support for EDSIVO™ development and precommercial activities.

The Company will need to raise additional capital in 2020 to fund continued operations.  The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations through and beyond the next 12 months, including cutting expenses where possible and raising additional capital through either private or public equity or debt financing as well as using its ATM facility and/or its $15.0 million equity line facility entered into on April 30, 2020, with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (once sales can commence to Lincoln Park under the purchase agreement), which is subject to certain limitations and conditions. The Company has no commitments for any additional financing. Any amounts raised will be used for further development of its product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

If the Company is unable to obtain additional funding to support its current or proposed activities and operations, it may not be able to continue its operations as proposed, which may require it to suspend or terminate any ongoing development activities, modify its business plan, curtail various aspects of its operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, the Company’s stockholders may lose a substantial portion or even all of their investment.

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are available, or May 14, 2021. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Merger and Reincorporation

On September 19, 2017, the Company (then a Texas corporation known as Opexa Therapeutics, Inc.) completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Company, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer, pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Private Acer. For accounting and financial reporting purposes, Private Acer was considered to have acquired the Company in the Merger.

On May 15, 2018, the Company changed its state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion, dated May 15, 2018. Immediately following the reincorporation, the holding company structure was eliminated by merging wholly-owned subsidiary Private Acer with and into the Company. The Company was the surviving corporation in connection with the subsidiary merger.

Basis of Presentation

The accompanying unaudited condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $6.5 million and $11.6 million as of March 31, 2020 and December 31, 2019, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which it adopted in the fourth quarter of 2018, annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. The Company’s goodwill is allocated to a single reporting unit. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The COVID-19 pandemic involving a respiratory illness caused by a novel coronavirus affected the worldwide economy and triggered decline in the stock markets. The Company considered potential triggering events related to COVID-19 and concluded that there was not a triggering event that would require the Company to perform further impairment analysis.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the condensed statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

The following assumptions were used to estimate the fair value of stock options granted during the three-month period ending March 31, 2020 and 2019 using the Black-Scholes option pricing model:

	2020	2019
Risk-free interest rate	1.61%	2.44% – 2.57%
Expected life (years)	6.25	6.25
Volatility	60%	60%
Dividend rate	0%	0%

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

Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2020 and 2019, due to a full valuation allowance recognized against its net deferred tax assets. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act included several income tax provisions such as net operating loss (“NOL”) carryback and carryforward benefits. There were also changes giving rise to increases in the 163(j) interest limitation and changes to the timing of qualified leasehold improvements depreciation deductions. These NOL and other benefit provisions have no impact on the Company’s financial statements for the period ended March 31, 2020. Management will continue to monitor future developments and interpretations for any further impacts.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Computer hardware and software	$60,749	$60,749
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	266,771	266,771
Less accumulated depreciation	(90,506)	(72,797)
Property and equipment, net	$176,265	$193,974

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Accrued contract manufacturing	$290,619	$655,207
Accrued contract research and regulatory consulting	270,250	418,000
Accrued payroll and payroll taxes	233,340	153,238
Accrued accounting, audit, and tax fees	70,850	147,850
Accrued miscellaneous expenses	68,834	56,598
Accrued license fees	61,156	—
Accrued legal	153,500	152,340
Accrued consulting	22,615	109,073
Accrued pre-commercial costs	—	252,125
Total accrued expenses	$1,171,164	$1,944,431

5.	LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”), commencing on October 1, 2018, for certain premises which consist of 2,760 square feet of office space located in Newton, Massachusetts (the “Newton Premises”) to serve as its corporate headquarters. On March 5, 2019, the Company entered into a lease agreement to amend the Newton Lease and to lease an additional 1,600 square feet of office space, commencing on June 1, 2019, located in Newton, Massachusetts (the “Additional Newton Premises”) to serve as additional space for its corporate headquarters. The term of the leases for the Newton Premises and the Additional Newton Premises expires on May 31, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises and the Additional Newton Premises.

The Company entered into a Triple Net Lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. On April 23, 2019, the Company entered into a lease agreement to amend the Bend Lease and to lease additional office space, commencing on May 1, 2019, located in Bend, Oregon (the “Additional Bend Premises”). The term of the lease for the Bend Premises and the Additional Bend Premises expires on March 31, 2022 (the “Bend Term”). The Company has an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2020, the weighted average remaining lease term was 2.2 years. For the three months ended March 31, 2020 and 2019, the Company recorded expense of $65 thousand and $37 thousand, respectively, related to the leases. During the three months ended March 31, 2020 and 2019, the Company made cash payments of $68 thousand and $28 thousand, respectively, for amounts included in the measurement of lease liabilities. The Company is therefore reporting a right-of-use asset of $0.5 million in Other non-current assets and lease liabilities totaling $0.5 million in Other current liabilities and Other non-current liabilities as of March 31, 2020.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2020:

Undiscounted lease liabilities for years ending December 31,:
2020 (remaining)	$197,944
2021	273,158
2022	115,951
Total undiscounted lease liabilities	$587,053
Less effects of discounting	(51,587)
Total lease liabilities as of March 31, 2020	$535,466

Reported as of March 31, 2020:
Other current liabilities	$264,472
Other non-current liabilities	270,994
Total lease liabilities	$535,466

Future minimum lease payments at December 31, 2019 were as follows:

Years Ending December 31:	Minimum Lease Payments
2020	$263,392
2021	273,158
2022	115,951
Total	$652,501

6.	COMMITMENTS AND CONTINGENCIES

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

In August 2016, Private Acer signed an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) (via its Department of Clinical Research and Development) granting the Company the exclusive worldwide rights to access and use data from a randomized, controlled clinical study of celiprolol. The Company used this pivotal clinical data to support an NDA regulatory filing for EDSIVOTM for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, as well as reimburse certain costs and make payment of royalties in the low single-digit percent range on net sales of celiprolol over the royalty term.

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

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of approximately $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, the Company filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and discovery has commenced. On February 22, 2019, Piper filed a motion for summary judgment. On March 26, 2020, the Court denied Piper’s motion in part, as to Piper’s claim and the Company’s counterclaim for damages, and granted in part, as to certain counterclaims by the Company. Discovery is ongoing in the case. The Company has not recorded a liability as of March 31, 2020 because a potential loss is not probable or reasonably estimable given the status of the proceedings.

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc., against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The complaint alleges that prior to the receipt of the Complete Response Letter from the FDA, the Company made material false and misleading statements or omissions which allegedly constitute securities fraud. On August 12, 2019, a stockholder’s derivative action, Gress v. Acer Therapeutics Inc., was filed in the U.S. District Court for the District of Delaware against the Company and certain of its officers and directors, asserting damages resulting from alleged breach of fiduciary duties, based on the same facts at issue in the Sell case. On March 17, 2020, a second stockholder’s derivative action, Giroux v. Acer Therapeutics Inc., was filed in the U.S. District Court for the District of Massachusetts against the Company and certain of its officers and directors, asserting damages resulting from alleged breach of fiduciary duties, based on the same facts at issue in the Sell and Gress cases. No activity has occurred in either suit thus far. With the selection of a lead plaintiff, the Sell case is now known as Skiadas v. Acer Therapeutics. A second amended complaint was filed by the plaintiff in the Skiadas class action lawsuit on February 28, 2020. On May 1, 2020, the Company filed a motion to dismiss the second amended complaint. The proceedings in the Gress and Giroux cases are stayed pending the outcome of the motion to dismiss in the class action. The Company has not recorded a liability as of March 31, 2020 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

7.	STOCKHOLDERS’ EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. As of March 31, 2020, the Company has not sold any shares of common stock under the agreement. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. At March 31, 2020, after the authorization on January 1, 2020 and 2019 of 403,807 and 403,495 additional shares, respectively, according to the evergreen provision, 507,953 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At March 31, 2020, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At March 31, 2020, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the three months ended March 31, 2020, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2019	1,313,475	$12.28	8.7
Granted	61,000	3.89
Options outstanding at March 31, 2020	1,374,475	11.91	8.5	$—
Options exercisable at March 31, 2020	447,477	$14.39	7.5	$—

A summary of restricted stock unit activity under the 2018 Plan for the three months ended March 31, 2020, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2019	9,000	$23.60
Granted	—	—
Vested/settled	(5,858)
Cancelled/forfeited	(3,142)
Non-vested outstanding at March 31, 2020	—	—	—

At March 31, 2020, there was approximately $5.1 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.0 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2020 was $2.22. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended March 31,
	2020	2019
Stock-based compensation
Research and development	$262,457	$369,941
General and administrative	404,881	301,986
	$667,338	$671,927

8.	NET LOSS PER SHARE

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

As of March 31, 2020 and 2019, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	March 31,
	2020	2019
Options to purchase common stock and unvested, unsettled restricted stock units	1,374,475	1,166,875
Total	1,374,475	1,166,875

9.	RESTRUCTURING

In June 2019, the Company received a Complete Response Letter from the FDA regarding its NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, in June 2019, the Company initiated a corporate restructuring, which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted precommercial activities of EDSIVOTM. In the second quarter of 2019, the Company recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019, of which approximately $1.0 million was included in general and administrative expenses and approximately $0.5 million was included in research and development expenses. As of December 31, 2019, the Company had no remaining liability related to the one-time severance-related charge.

10. SUBSEQUENT EVENTS

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into a purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on the date that a registration statement covering the resale of shares of common stock that have been and may be issued under the purchase agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

Under applicable rules of the Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the purchase agreement more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the purchase agreement, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Lincoln Park under the purchase agreement equals or exceeds $2.135 per share plus an incremental amount, such that issuances and sales of the common stock to Lincoln Park under the purchase agreement would be exempt from the Exchange Cap limitation under applicable Nasdaq rules.

Lincoln Park has no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if doing so would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The net proceeds under the purchase agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company issued 148,148 restricted shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement.

Paycheck Protection Program (“PPP”) Loan

On April 11, 2020, the Company was advised that its principal bank, JPMorgan Chase Bank, N.A., had approved a $0.6 million loan under the PPP pursuant to the CARES Act that was signed into law on March 27, 2020.

As a U.S. small business, the Company has qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10 million to incent companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic.

The loan, evidenced by a promissory note to JPMorgan Chase Bank, N.A. as lender, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the loan may be forgiven if at least 75 percent of the loan proceeds are used by the Company to cover payroll costs, including benefits, and if the Company maintains its employment and compensation within certain parameters during the eight-week period following the loan origination date and complies with other relevant conditions. As written in the CARES Act, the Company expects to utilize these funds to cover payroll costs for its 18 employees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2020. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2019.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including emetine hydrochloride (“emetine”), EDSIVO™ (celiprolol), ACER-001, and osanetant, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

•	the strategies, prospects, plans, expectations and objectives of management for future operations, including the anticipated timing of regulatory submissions or actions;
•	public health crises, pandemics and epidemics, such as the novel strain of coronavirus (COVID-19), and their effects on our preclinical and planned clinical activities;
•	our ability to raise additional capital to continue our development programs;
•	market conditions;
•	the progress, scope or duration of the development of product candidates or programs;
•	the benefits that may be derived from product candidates or the commercial or market opportunity in any target indication;
•	our ability to protect our intellectual property rights;
•	our anticipated operations, financial position, costs or expenses;
•	statements regarding future economic conditions or performance;
•	statements concerning proposed new products, services or developments;
•	statements of belief and any statement of assumptions underlying any of the foregoing;
•

our ability to sell shares of common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to the terms of the purchase agreement and our ability to register and maintain the registration of the shares issued and issuable thereunder; and

•	our anticipated use of the net proceeds from the potential sale of shares of our common stock to Lincoln Park.

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four clinical-stage candidates: emetine for the treatment of patients with COVID-19; EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); and osanetant for the treatment of induced vasomotor symptoms (“iVMS”) where hormone replacement therapy (“HRT”) is likely contraindicated. Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Recent Developments

On May 11, 2020, we announced that we have entered into a research collaboration agreement with the National Center for Advancing Translational Sciences (“NCATS”), one of the National Institutes of Health (“NIH”), to develop emetine as a potential treatment for patients with COVID-19, the disease caused by infection with the SARS-CoV-2 virus. Emetine is an active pharmaceutical ingredient of syrup of ipecac, given orally to induce emesis, and has also been formulated as an injectable to treat thousands of individuals with amebiasis. Several independent in vitro studies have demonstrated nanomolar potency against both DNA and RNA-replicating viruses, including Zika virus, Ebola virus1, Rabies Lyssavirus, human cytomegalovirus, human immunodeficiency virus 1, influenza A virus, Rift Valley fever virus, echovirus 1, human metapneumovirus, and herpes simplex virus type 22. Clinically, emetine has been used to treat approximately 700 patients (including pediatrics) with viral hepatitis3 and varicella-zoster virus4. Additionally, emetine is a potent inhibitor of multiple genetically-distinct coronaviruses and demonstrated in vitro the strongest anti-coronavirus activity in one study that screened and identified approved compounds with broad-spectrum efficacy against the replication of four coronaviruses5 and specifically against SARS-CoV-2.6

We intend to initially seek FDA approval to market emetine in the U.S. using a regulatory pathway established under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act that allows applicants to rely at least in part on third party data for approval. We are working toward an Investigational New Drug Application (“IND”) submission in mid-2020 and targeting a clinical trial initiation in the third quarter of 2020, subject to additional capital. We intend to rely in part on the existing preclinical and clinical safety data for emetine, while supplementing with the COVID-19 safety and efficacy data to be generated in a proposed adaptive design Phase 2/3 randomized, blinded, placebo-controlled multi-center trial to evaluate the safety and antiviral activity of emetine in high-risk symptomatic adult patients with confirmed COVID-19 infection not requiring hospitalization, as well as chemistry, manufacturing and controls information. If the Phase 2/3 trial is completed successfully, following IND submission and clearance, we anticipate submitting to the FDA the 505(b)(2) New Drug Application (“NDA”) for emetine for the treatment of COVID-19.

The potential initiation of the Phase 2/3 trial, its conduct and completion and NDA submission are subject to our ability to generate sufficient capital resources to fund this program. Emetine is an investigational drug for COVID-19 and is not currently FDA approved for any indication.

References

1.

Yang S, et al. Emetine inhibits Zika and Ebola virus infections through two molecular mechanisms: inhibiting viral replication and decreasing viral entry. Cell Discov (2018) 4:31. doi:10.1038/s41421- 018-0034-1.

2.	Andersen, P.I., et al. Novel Antiviral Activities of Obatoclax, Emetine, Niclosamide, Brequinar, and Homoharringtonine. Viruses 2019, 11, 964

3.	Del Puerto, et al. Pren. méd. argent., 55: 818, 1968.

4.	Annamalai et al. Emetine Hydrochloride in the Treatment of Herpes Zoster. 1968.

5.	Shen L, et al. High-Throughput Screening and Identification of Potent Broad-Spectrum Inhibitors of Coronaviruses. J Virol. 2019 May 29;93(12)

6.	Choy, et al. Remdesivir, lopinavir, emetine, and homoharringtonine inhibit SARS-CoV-2 replication in vitro. Antiviral Res. 2020 Jun; 178: 104786.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $81.2 million as of March 31, 2020 and expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of March 31, 2020, we had cash and cash equivalents of $7.0 million and current liabilities aggregating to $1.8 million. Our cash and cash equivalents available at March 31, 2020 are expected to fund operations into the fourth quarter of 2020, excluding support for a planned emetine clinical trial and support for EDSIVO™ development and precommercial activities.

We will need to raise additional capital in 2020 to fund continued operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including cutting expenses where possible and raising additional capital through either private or public equity or debt financing as well as using our ATM facility and/or our $15.0 million equity line facility entered into on April 30, 2020, with Lincoln Park Capital Fund, LLC (“Lincoln Park”) (once sales can commence to Lincoln Park under the purchase agreement), which is subject to certain limitations and conditions. We have no commitments for any additional financing. Any amounts raised will be used for further development of our product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

If we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, our stockholders may lose a substantial portion or even all of their investment.

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for twelve months from the date these financial statements are available, or May 14, 2021. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

Restructuring

In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, in June 2019, we initiated a corporate restructuring, which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019. On March 18, 2020, we announced that the Office of New Drugs of the FDA denied the our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM but described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA.

Merger and Reincorporation

On September 19, 2017, the Company (then a Texas corporation known as Opexa Therapeutics, Inc.) completed its business combination with Acer Therapeutics Inc., a Delaware corporation (“Private Acer”), in accordance with the terms of the Agreement and Plan of Merger and Reorganization, dated as of June 30, 2017, by and among the Company, Opexa Merger Sub, Inc. (“Merger Sub”) and Private Acer, pursuant to which Merger Sub merged with and into Private Acer, with Private Acer surviving as a wholly-owned subsidiary of the Company (the “Merger”). Immediately following the Merger, the Company changed its name to “Acer Therapeutics Inc.” pursuant to amendments to its certificate of formation filed with the Texas Secretary of State on September 19, 2017. Following the completion of the Merger, the business conducted by the Company became primarily the business conducted by Private Acer. For accounting and financial reporting purposes, Private Acer was considered to have acquired the Company in the Merger.

On May 15, 2018, we changed our state of incorporation from the State of Texas to the State of Delaware pursuant to a plan of conversion, dated May 15, 2018. Immediately following the reincorporation, we eliminated our holding company structure by merging wholly-owned subsidiary Private Acer with and into the Company. The Company was the surviving corporation in connection with the subsidiary merger.

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

At any time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. As such, we do not generate meaningful information regarding the costs incurred for these early stage research and drug discovery programs on a specific project basis.

Since our inception in December 2013, we have spent a total of approximately $44.6 million in research and development expenses through March 31, 2020. Of that amount, approximately $31.6 million was directly related to EDSIVOTM and approximately $11.2 million was directly related to ACER-001.

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

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Other than those noted within Note 2 to our unaudited condensed financial statements, there have been no material changes to our critical accounting policies during the three months ended March 31, 2020. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019 for a discussion of our critical accounting policies and significant judgments and estimates.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. We evaluate the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350), which we adopted in the fourth quarter of 2018, annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. We may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. Our goodwill is allocated to a single reporting unit. If we were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference.

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

Research and Development

Research and development costs are expensed as incurred and include compensation and related benefits, license fees and outside contracted research and manufacturing consultants. We sometimes make nonrefundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as an expense in the period that we receive the goods or when the services are performed.

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three months ended March 31, 2020 and 2019. At March 31, 2020 and 2019, there were no material accruals for clinical or preclinical study expense.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Research and development	$2,322,905	$3,946,220	$(1,623,315)	(41)%
General and administrative	2,648,551	4,230,698	(1,582,147)	(37)%
Loss from operations	(4,971,456)	(8,176,918)	3,205,462	(39)%
Total other income, net	22,749	208,213	(185,464)	(89)%
Net loss	$(4,948,707)	$(7,968,705)	$3,019,998	(38)%

Research and Development Expenses

Research and development expenses were approximately $2.3 million during the three months ended March 31, 2020, as compared to approximately $3.9 million during the three months ended March 31, 2019. This decrease of approximately $1.6 million was primarily due to decreases in clinical and regulatory consulting, contract manufacturing, and employee-related expenses as a direct result of the Complete Response Letter received from the FDA in June 2019, partially offset by an increase in contract research expenses. Research and development expenses for the three months ended March 31, 2020 were primarily comprised of approximately $0.5 million related to EDSIVOTM and approximately $1.4 million related to ACER-001.

General and Administrative Expenses

General and administrative expenses were approximately $2.6 million for the three months ended March 31, 2020, as compared to approximately $4.2 million for the three months ended March 31, 2019. This decrease of approximately $1.6 million was primarily due to decreases in precommercial and employee-related expenses as a direct result of the Complete Response Letter received from the FDA in June 2019.

Other Income, Net

Other income, net of approximately $23 thousand and approximately $0.2 million during the three months ended March 31, 2020 and 2019, respectively, was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2020, we have raised net cash proceeds of approximately $81.7 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of March 31, 2020, we had approximately $7.0 million in cash and cash equivalents and current liabilities aggregating to $1.8 million. Our net loss was approximately $4.9 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of approximately $81.2 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(5,070,380)	$(9,750,919)
Investing activities	—	(88,938)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(5,070,380)	$(9,839,857)

Operating Activities

Cash used in operating activities was approximately $5.1 million for the three months ended March 31, 2020, as compared to approximately $9.8 million for the three months ended March 31, 2019. The decrease of approximately $4.7 million was primarily the result of a decrease in net loss due to decreased operating expenses adjusted for non-cash items such as stock-based compensation, as well as of a decrease in accounts payable and accrued expenses.

Investing Activities

No net cash was provided by or used in investing activities during the three months ended March 31, 2020. Net cash used in investing activities during the three months ended March 31, 2019 related primarily to purchases of computer equipment and furniture and fixtures.

Financing Activities

No net cash was provided by or used in financing activities during the three months ended March 31, 2020 and 2019.

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

On June 2019, in order to reduce operating expenses and conserve cash resources following the receipt of the FDA’s Complete Response Letter, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities of EDSIVO™. We recorded a one-time severance-related charge of approximately $1.5 million associated with the workforce reduction. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVO™ NDA. Depending on our progress, as well as our available resources and needs, we may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on our business operations and financial prospects.

On April 30, 2020, we entered into a $15.0 million purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on the date that a registration statement covering the resale of shares of common stock that have been and may be issued under the purchase agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC's “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company's public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time.

As of March 31, 2020, we had approximately $7.0 million in cash and cash equivalents and current liabilities aggregating to $1.8 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our currently anticipated operating and capital requirements into the fourth quarter of 2020, excluding support for a planned emetine clinical trial and EDSIVOTM development and precommercial activities.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•

any development of emetine we may choose to pursue, depending on capital needs, scope of development, FDA conditions, the availability of non-dilutive funding, the cost of any such development, and other factors

•	any continued development, including preparing for or initiation of a planned emetine clinical trial
•	any continued development, including preparing for the potential submission of an NDA, for ACER-001
•	any continued development, including the initiation of one or more clinical trials for osanetant
•

any continued development of EDSIVOTM we may or may not decide to pursue in light of the FDA’s June 2019 Complete Response Letter and the March 2020 denial of our appeal of the Complete Response Letter

•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue

We will continue to require substantial additional capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our development, regulatory conditions and requirements, and commercialization efforts. Failure to raise capital as and when needed, on favorable terms or at all, would have a negative impact on our financial condition and our ability to develop our product candidates, pursue regulatory approvals, potentially commercialize (if approved) our product candidates, and operate our business as planned.

We expect to incur significant expenses and operating losses for at least the foreseeable future as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize (if approved) our product candidates. In addition, operating as a publicly-traded company involves upgrading financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval, and planning for potential commercialization (if approved) of our product candidates.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing, non-dilutive funding, and strategic alliances. Other than the purchase agreement we entered into with Lincoln Park, which is subject to certain limitations and conditions, and our ATM facility, we do not maintain any lines of credit or have any sources of debt or equity capital committed for funding.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing as well as using our ATM facility and/or our equity line facility (once sales can commence to Lincoln Park under the purchase agreement) and cutting expenses where possible. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or pursuit of regulatory approval efforts or grant rights to develop and market product candidates to third parties that we would otherwise prefer to develop and, if applicable, market ourselves. Further, if we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, our stockholders may lose a substantial portion or even all of their investment.

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

In August 2016, we entered into an agreement with AP-HP granting us the exclusive worldwide rights to access and use data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vEDS. We utilized this clinical data to support and NDA filing for EDSIVOTM for the treatment of vEDS. The agreement requires us to make certain upfront payments to AP-HP, reimburse certain of AP-HP’s costs, make payments upon achievement of defined milestones and pay low single-digit percent royalties on net sales of celiprolol over the royalty term.

In September 2018, we entered into an additional agreement with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the use of celiprolol during pregnancy, (ii) the optimal dose of celiprolol in treating vascular Ehlers-Danlos syndrome (“vEDS”) patients and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, we will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, we will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, we will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. We subsequently filed three U.S. patent applications on this subject matter in October 2018. We may choose to limit our pursuit of patent applications to specific territories, in which case AP-HP would have the right to revise our territorial license rights accordingly.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved various claims and legal proceedings relating to claims arising out of its operations.

See Note 6 to our unaudited condensed financial statements included in this report for a description of our litigation with Piper Sandler & Co. and a putative securities class action and stockholder derivative suit complaints filed against us.

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

As of March 31, 2020, we had an accumulated deficit of $81.2 million, cash and cash equivalents of $7.0 million, and current liabilities of $1.8 million. Based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our operations into the fourth quarter of 2020, excluding support for a planned emetine clinical trial and EDSIVOTM development and precommercial activities. Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report. Moreover, we have not established a source of revenue and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. In their audit report in respect of our 2019 audited financial statements, our independent registered public accounting firm included in its report an explanatory paragraph indicating that the substantial doubt as to our ability to continue as a going concern is of fundamental importance to understanding our financial statements.

We will require additional financing to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2020, we had an accumulated deficit of $81.2 million, cash and cash equivalents of $7.0 million and current liabilities aggregating to $1.8 million. As discussed above, based on available resources, we believe that our cash and cash equivalents currently on hand are sufficient to fund our anticipated operating and capital requirements into the fourth quarter of 2020, excluding support for a planned emetine clinical trial and support for EDSIVOTM development and precommercial activities. Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results, and costs of researching and developing our current product candidates and future product candidates, if any, including conducting preclinical and clinical trials;
•	the cost of seeking regulatory and marketing approvals and reimbursement for our product candidates and future product candidates, if any;
•

the cost of commercialization activities if our current product candidates and future product candidates, if any, are approved for sale, including marketing, sales and distribution costs, and preparedness of our corporate infrastructure;

•	the cost of manufacturing current product candidates and future product candidates, if any, that we obtain approval for and successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•	the number and characteristics of any additional product candidates we may develop or acquire;
•	any product liability or other lawsuits related to our product candidates or commenced against us;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our current product candidates or future product candidates, if any;
•	delay, limit, reduce or terminate our research and development activities; or
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize future approved products, if any.

In light of the United States (“U.S.”) Food and Drug Administration’s (“FDA’s”) Complete Response Letter regarding our New Drug Application (“NDA”) for EDSIVO™, we halted precommercial activities while we work toward our goal of approval for EDSIVO™. We may decide at any time not to continue development of EDSIVO™.

Our recent business priority has been premised upon the approval and commercial success of EDSIVOTM. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”). The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of certain clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the

EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVOTM NDA. We may decide at any time not to continue development of EDSIVOTM, which could have a material adverse effect on our business operations and financial prospects.

Funding from our purchase agreement with Lincoln Park may be limited or be insufficient to fund our operations or to implement our strategy.

Under our purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on the date that a registration statement covering the resale of shares of common stock that have been and may be issued under the purchase agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied. There can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our at-the-market (“ATM”) facility with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”) in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2020 was $4.9 million. As of March 31, 2020, we had an accumulated deficit of $81.2 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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
•

launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force and medical affairs, marketing, and distribution infrastructure;

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

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent pandemic of COVID-19, a respiratory illness caused by a novel coronavirus. While our employees work remotely a large part of the time, these effects could include disruptions or restrictions on our employees’ ability to travel, as well as disruptions at or closures of our facilities or the facilities of our manufacturers and suppliers, which could adversely impact our development activities and other operations. Health professionals may reduce staffing and reduce or postpone meetings with clients, colleagues, and others in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition, and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our manufacturers and suppliers and otherwise adversely impact our development activities and other operations.

With respect to the COVID-19 outbreak specifically, which is still currently evolving as of this time, much of its impact remains unknown and it is impossible to predict the impact it may have on our business. The outbreak could potentially affect the business of the FDA, European Medicines Agency (“EMA”) or other health authorities, which could result in delays in meetings related to our product candidates and our planned clinical trials and ultimately in the review and approval of our product candidates. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. Prolonged disruptions to businesses, manufacturing and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to materially adverse effects on our business operations, including layoffs and/or suspension of our business operations. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when and in the amount needed. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

We face competitive and other risks in our emetine program aimed at a therapeutic treatment for COVID-19.

We have recently announced a new development program for emetine in the treatment of certain patients with COVID-19. This disease is extremely challenging and has only recently emerged as the product of a novel coronavirus known as SARS-CoV2. There are numerous challenges associated with development of a therapeutic for a viral disease which is not yet well understood. In addition, there are many companies addressing COVID-19, both in therapeutic treatment and vaccines, many of which have significantly greater resources and capital than we do. The competition for funding research and development in this disease is intense and there can be no assurance that we will be able to obtain adequate financing to carry out our development plan or that, even if funding is obtained, our development of emetine will be successful, timely, and accepted by appropriate regulatory authorities.

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

•

the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) for any or all of our product candidates, and we may be required to conduct clinical trials or provide other forms of substantial evidence of effectiveness instead of, or in addition to, relying on third-party data, as is the position of the FDA with respect to our NDA for EDSIVOTM;

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

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions, even those that are accepted for filing and reviewed by the FDA, will ultimately be approved. If the application is not accepted for review, the FDA may require that we conduct additional clinical studies or preclinical testing or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

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

In addition, the design of a clinical trial can determine whether our results will support approval of a product or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. As an organization, we have completed a single clinical trial and have limited experience in designing clinical trials and thus may be unable to design and execute a clinical trial to support marketing approval for our desired indications. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by the FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

We will need to conduct clinical trials of our product candidates, with the exception of EDSIVOTM, for which we do not presently intend to conduct additional clinical trials. The conduct of clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have completed a single clinical trial, and we have limited experience in preparing and submitting regulatory filings. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA submission and approval of our current product candidates or for any other product candidate we develop. We may require more time and incur greater costs than anticipated and may not succeed in obtaining marketing approval of the product candidates we develop. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from or delay us in commercializing our current product candidates or any other product candidate we develop.

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign authorities. If any of our current product candidates or any other product candidate we develop is associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon such candidate’s development or limit development to certain uses or subpopulations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage or clinical testing have later been found to cause side effects that prevented further development of the compound. Results of our trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Regulatory authorities such as the FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as emetine, EDSIVOTM, ACER-001, or osanetant, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

The impact of recent healthcare reform legislation and other changes in the healthcare industry and healthcare spending on us is currently unknown and may adversely affect our business model.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS, in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As a result, as of March 31, 2020, we had a full-time workforce of 18 employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. For example, we are pursuing several financing options, including federally-funded research and grants and other potentially non-dilutive funding sources, to fund our planned emetine development program for the potential treatment of patients with COVID-19. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible for certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make unfavorable decisions as to whether to offer contracts or make grants, to whom the contracts or grants may or will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

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

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the U.S. and, in June 2019, we received a Complete Response Letter from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. This may result in greater research and development expenses, regulatory issues that could further delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to the FDA in 1987, however, the NDA was withdrawn prior to review. Celiprolol has, however, been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office

of New Drugs appealing the FDA’s decision outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVO™ NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVO™ NDA. The novelty of this product candidate may continue to lengthen the regulatory review process, ultimately require the conduct of one or more additional studies or clinical trials as a prerequisite to approval, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization, or lead to significant post-approval limitations or restrictions. There is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our clinical trials and beyond. Any such events could adversely impact our business prospects, financial condition and results of operations.

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

Currently, most reported estimates of the prevalence of vEDS, UCD, and MSUD, are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. It is difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the U.S. from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the U.S. could be greater than 1 in 45,000.

Studies suggest that the incidence of UCD in the U.S. is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the U.S. Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide. Approximately 3,000 patients suffer from MSUD worldwide, of whom approximately 800 are located in the U.S.

It is estimated that vEDS, UCD, and MSUD, collectively impact approximately 7,000 patients in the U.S. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of vEDS, UCD or MSUD in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of vEDS, UCD, or MSUD, or of the number of patients who may benefit from treatment with EDSIVOTM or ACER-001 prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We have never commercialized a product candidate, and although precommercial activities had been conducted for EDSIVOTM prior to our receipt of the FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved products, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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

We have Orphan Drug exclusivity designation in the U.S. for EDSIVOTM for vEDS and ACER-001 for MSUD. We expect to seek Orphan Drug exclusivity from the EMA for ACER-001 for MSUD; however, there can be no assurance that we will be successful. If we are unable to maintain our current Orphan Drug exclusivity or are unable to secure orphan status in Europe for ACER-001 for MSUD, it may have a material negative effect on our business.

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

Competitors may infringe our patents or other intellectual property rights. To counter infringement or unauthorized use, we may be required to file infringement claims, directly or through our licensors, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of our licensor is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of the patents we license at risk of being invalidated or interpreted narrowly and could put our licensors’ patent applications at risk of not issuing.

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

•	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations;
•	market conditions;

•	our capital and our inability to obtain additional funding;
•	announcements of technological innovations, new commercial products, or other material events by our competitors or by us;
•	disputes or other developments concerning our proprietary rights;
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance;
•	additions or departures of key personnel;
•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities;
•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques;
•	regulatory developments in the U.S. and in foreign countries;
•	dilutive effects of sales of shares of common stock by us or our stockholders, and sales of common stock acquired upon exercise or conversion by the holders of options; or
•

our ability to sell shares of common stock to Lincoln Park pursuant to the terms of the purchase agreement and our ability to register and maintain the registration of the shares issued and issuable thereunder.

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock.

We are the defendant in securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint and a stockholders’ derivative suit as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™. See Item 1 – Legal Proceedings for additional information. Regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,101,034 shares of common stock were outstanding as of March 31, 2020. As of such date, another 1,374,475 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

Under our purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on the date that a registration statement covering the resale of shares of common stock that have been and may be issued under the purchase agreement is declared effective by the SEC and a final prospectus in connection therewith is filed and the other conditions set forth in the purchase agreement are satisfied. The purchase price for the shares that we may sell to Lincoln Park will fluctuate based on the market price of our common stock. As such, Lincoln Park may ultimately purchase all, some or none of the shares of our common stock issuable pursuant to the purchase agreement and, after it has acquired shares, Lincoln Park may sell all, some or none of those shares. Therefore, sales to Lincoln Park by us pursuant to the purchase agreement could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could cause the trading price of our common stock to decline and could make it more difficult for us to sell equity or equity-related securities in the future.

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

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising from before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points by value over a rolling three-year period. Similar rules may apply under state tax laws. The Merger resulted in an ownership change for us and, accordingly, our net operating loss carryforwards and certain other tax attributes will now be subject to limitation and possibly elimination. It is possible that Private Acer’s net operating loss carryforwards and certain other tax attributes may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on our net operating loss carryforwards and certain other tax attributes. Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could increase our tax obligations and thus have a material adverse effect on our cash flow and results of operations.

Because of their ownership of our common stock, insiders may influence significant corporate decisions.

As of March 31, 2020, our executive officers and directors and their affiliates beneficially owned or controlled approximately 19% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1

Amended and Restated Sales agreement, dated March 18, 2020 by and among Acer Therapeutics Inc, Roth Capital Partners, LLC, and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on March 18, 2020).

10.2

Purchase Agreement, dated as of April 30, 2020 by and between Acer Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.3

Registration Rights Agreement, dated as of April 30, 2020 by and between Acer Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Stockholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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

ACER THERAPEUTICS INC.

Date: May 14, 2020	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)