Form 10-Q
period 2020-06-30
Acer Therapeutics Inc.
filed 2020-08-13
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 6, 2020, there were 11,912,731 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and six months ended June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,880,861	$12,077,640
Prepaid expenses and other current assets	475,005	807,356
Total current assets	6,355,866	12,884,996
Property and equipment, net	158,555	193,974
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	510,941	620,674
Total assets	$14,791,229	$21,465,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$434,466	$561,090
Accrued expenses	2,082,981	1,944,431
Other current liabilities	530,054	263,392
Total current liabilities	3,047,501	2,768,913
Other non-current liabilities	525,357	326,282
Total liabilities	3,572,858	3,095,195
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 10,612,731 and 10,095,176 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,062	1,010
Additional paid-in capital	98,187,329	94,619,818
Accumulated deficit	(86,970,020)	(76,250,512)
Total stockholders’ equity	11,218,371	18,370,316
Total liabilities and stockholders’ equity	$14,791,229	$21,465,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$2,816,749	$4,246,244	$5,601,688	$8,192,464
General and administrative	2,953,137	6,919,476	5,139,653	11,150,174
Total operating expenses	5,769,886	11,165,720	10,741,341	19,342,638
Loss from operations	(5,769,886)	(11,165,720)	(10,741,341)	(19,342,638)
Other (expense) income, net:
Interest and other (expense) income, net	(2,317)	143,884	21,801	329,027
Foreign currency transaction gain (loss)	1,402	(19,671)	33	3,399
Total other (expense) income, net	(915)	124,213	21,834	332,426
Net loss	$(5,770,801)	$(11,041,507)	$(10,719,507)	$(19,010,212)
Net loss per share - basic and diluted	$(0.56)	$(1.09)	$(1.05)	$(1.88)
Weighted average common shares outstanding - basic and diluted	10,365,767	10,090,883	10,231,437	10,089,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	1,011	95,287,156	(81,199,219)	14,088,948
Issuance of common stock through at-the-market facility, net of issuance costs	363,549	$36	1,941,059	—	1,941,095
Issuance of common stock for commitment fee	148,148	$15	355,540	—	355,555
Stock-based compensation	—	—	603,574	—	603,574
Net loss	—	—	—	(5,770,801)	(5,770,801)
Balance June 30, 2020	10,612,731	$1,062	$98,187,329	$(86,970,020)	$11,218,371

	Three and Six Months Ended June 30, 2019
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158
Stock-based compensation	—	—	671,927	—	671,927
Net loss	—	—	—	(7,968,705)	(7,968,705)
Balance, March 31, 2019	10,087,363	1,009	92,586,619	(54,801,248)	37,786,380
Stock-based compensation	—	—	715,366	—	715,366
Issuance of stock in connection with stock option exercises	7,813	1	92,271	—	92,272
Net loss	—	—	—	(11,041,507)	(11,041,507)
Balance, June 30, 2019	10,095,176	$1,010	$93,394,256	$(65,842,755)	$27,552,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,719,507)	$(19,010,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,270,912	1,387,293
Depreciation	35,419	27,075
Fair value of shares issued for commitment fee	355,555
Loss on disposal of property and equipment	—	52,718
Non-cash interest expense	917	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	332,352	282,791
Accounts payable	(126,624)	505,003
Accrued expenses	150,623	(1,374,449)
Other non-current assets	—	(10,620)
Net cash used in operating activities	(8,700,353)	(18,140,401)
Cash flows from investing activities:
Purchase of property and equipment	—	(134,960)
Net cash used in investing activities	—	(134,960)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,941,095	—
Proceeds from Paycheck Protection Program loan	562,479	—
Proceeds from the exercise of stock options	—	92,272
Net cash provided by financing activities	2,503,574	92,272
Net decrease in cash and cash equivalents	(6,196,779)	(18,183,089)
Cash and cash equivalents, beginning of period	12,077,640	41,671,284
Cash and cash equivalents, end of period	$5,880,861	$23,488,195

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four clinical-stage candidates: emetine hydrochloride (“emetine”) for the treatment of patients with COVID-19; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and osanetant for the treatment of induced vasomotor symptoms (“iVMS”). The Company’s product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

Liquidity

The Company had an accumulated deficit of $87.0 million and cash and cash equivalents of $5.9 million as of June 30, 2020. Net cash used in operating activities was $8.7 million and $18.1 million for the six months ended June 30, 2020 and 2019, respectively.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of June 30, 2020, the Company had sold an aggregate of 363,549 shares of common stock at a gross sale price of $5.6177 per share, for gross proceeds of $2.0 million. Proceeds, net of $0.1 million of fees and offering costs, were $1.9 million. Subsequent to June 30, 2020, during multiple trading days through August 6, 2020, the Company sold an additional aggregate of 1,055,002 shares of common stock at an average gross sales price of $3.8007 per share, resulting in gross proceeds of $4.0 million. Proceeds, net of fees of $0.1 million, were $3.9 million.

On April 30, 2020, the Company entered into a purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expense along with other costs incurred in connection with entering into the purchase agreement. As of June 30, 2020, the Company had not sold any shares of common stock to Lincoln Park.

On July 24, 2020, the Company entered into a securities purchase agreement for the sale and issuance of an aggregate of 244,998 shares of the Company’s common stock, for an aggregate purchase price of $0.9 million, in a private placement transaction (“Private Placement”) with certain directors, officers, and employees at a price per share of $3.50. The shares of common stock issued in the Private Placement constitute “restricted securities” under the federal securities laws and are subject to a minimum six-month holding period.

The Company’s existing cash and cash equivalents available at June 30, 2020 combined with the funds raised subsequent to June 30, 2020 via the ATM and Private Placement are expected to fund operations into the first quarter of 2021 and enable it to advance emetine toward Investigational New Drug Application (“IND”) submission, continue to advance ACER-001 toward New Drug Application (“NDA”) submission, submit a plan with respect to EDSIVOTM and obtain FDA feedback on whether the Company’s proposed plan will provide sufficient confirmatory evidence, advance osanetant toward IND submission, and provide for other working capital purposes, excluding support for a planned emetine clinical trial.

Management expects to continue to finance operations through the issuance of additional equity or debt securities, non-dilutive funding, and/or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business and any securities issued may have rights, preferences, or privileges senior to the Company’s common stock and may dilute the ownership of current stockholders of the Company.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues and, as such, has been dependent on funding operations through the sale of equity securities. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $87.0 million as of June 30, 2020 and expects to incur further losses over the next several years as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of June 30, 2020, the Company had cash and cash equivalents of $5.9 million and current liabilities of $3.0 million. The Company’s cash and cash equivalents available at June 30, 2020 combined with the funds raised subsequent to June 30, 2020 via the ATM and Private Placement are expected to fund operations into the first quarter of 2021, excluding support for a planned emetine clinical trial.

The Company will need to raise additional capital to fund continued operations in 2021. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing or non-dilutive funding, as well as using its ATM facility and/or its $15.0 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park. Any amounts raised will be used for further development of its product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are available, or August 13, 2020. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $5.4 million and $11.6 million as of June 30, 2020 and December 31, 2019, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

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

The following assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2020 and 2019 using the Black-Scholes option pricing model:

	2020	2019
Risk-free interest rate	1.14% – 1.61%	1.88% – 2.57%
Expected life (years)	6.25	6.25
Volatility	60%	60%
Dividend rate	0%	0%

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

Income Taxes

The Company recorded no income tax expense or benefit during the three and six months ended June 30, 2020 and 2019, due to a full valuation allowance recognized against its net deferred tax assets. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three and six months ended June 30, 2020 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of June 30, 2020.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Computer hardware and software	$60,749	$60,749
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	266,771	266,771
Less accumulated depreciation	(108,216)	(72,797)
Property and equipment, net	$158,555	$193,974

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued contract manufacturing	$865,898	$655,207
Accrued contract research and regulatory consulting	482,669	418,000
Accrued payroll and payroll taxes	265,533	153,238
Accrued legal	180,500	152,340
Accrued accounting, audit, and tax fees	99,500	147,850
Accrued consulting	77,400	109,073
Accrued license fees	62,936	—
Accrued miscellaneous expenses	48,545	56,598
Accrued precommercial costs	—	252,125
Total accrued expenses	$2,082,981	$1,944,431

5.	LEASES

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

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of June 30, 2020, the weighted average remaining lease term was 1.9 years. For each of the three and six months ended June 30, 2020, the Company recorded expense of $0.1 million related to the leases. For the three and six months ended June 30, 2019, the Company recorded expense of $46 thousand and $0.1 million, respectively, related to the leases. During each of the three and six months ended June 30, 2020 and 2019, the Company made cash payments of $0.1 million for amounts included in the measurement of lease liabilities. The Company is therefore reporting a right-of-use asset of $0.5 million in Other non-current assets and lease liabilities totaling $0.5 million in Other current liabilities and Other non-current liabilities as of June 30, 2020.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of June 30, 2020:

Undiscounted lease liabilities for years ending December 31,:
2020 (remaining)	$132,366
2021	273,158
2022	115,951
Total undiscounted lease liabilities	$521,475
Less effects of discounting	(41,534)
Total lease liabilities as of June 30, 2020	$479,941

Reported as of June 30, 2020:
Other current liabilities	$267,072
Other non-current liabilities	212,869
Total lease liabilities	$479,941

Future minimum lease payments at December 31, 2019 were as follows:

Years Ending December 31:	Minimum Lease Payments
2020	$263,392
2021	273,158
2022	115,951
Total	$652,501

6.	COMMITMENTS AND CONTINGENCIES

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

In December 2018, the Company entered into an exclusive license agreement with Sanofi granting the Company worldwide rights to osanetant, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement required the Company to make a certain upfront payment to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of osanetant over the royalty term. The Company plans to initially pursue development of osanetant as a potential treatment for iVMS.

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

The loan, evidenced by a promissory note to JPMorgan Chase Bank, N.A. as lender, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the loan may be forgiven if at least 75% of the loan proceeds are used by the Company to cover payroll costs, including benefits, and if the Company maintains its employment and compensation within certain parameters during the period following the loan origination date and complies with other relevant conditions. On June 5, 2020, the Payroll Protection Flexibility Act of 2020 was signed into law, adjusting certain terms of the loans issued under the PPP, including extending the initial deferral period from six to up to ten months, extending the loan maturity from two to five years, reducing from 75% to 60% the portion of loan proceeds required to be used to cover payroll costs, and allowing borrowers to elect a 24-week rather than an eight-week period related to employment and compensation provisions.

There can be no assurance that this PPP loan can be forgiven. The Company recorded the liability associated with the loan in Other current liabilities and Other non-current liabilities and accounts for the loan according to ASC 470.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

Piper vs. Acer Therapeutics Inc.

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, the Company filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and fact discovery has largely concluded. On February 22, 2019, Piper filed a motion for summary judgment. On March 26, 2020, the Court denied Piper’s motion in part, as to Piper’s claim and the Company’s counterclaim for damages, and granted in part, as to certain counterclaims by the Company. Discovery is ongoing in the case. Pursuant to the Court’s directive, the parties have submitted a joint request for a pre-trial conference, which has not yet been scheduled. The Company has not recorded a liability as of June 30, 2020 because a potential loss is not probable or reasonably estimable given the status of the proceedings.

The Securities Class Action

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al, No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and the Company moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Company filed its answer to the Second Amended Complaint on August 7, 2020, and the Court has scheduled an initial conference on August 17, 2020. The Company has not recorded a liability as of June 30, 2020 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

The Stockholders’ Derivative Actions

On August 12, 2019, a stockholder’s derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder’s derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District

Court for the District of Massachusetts against the certain of the Company’s present and former officers and directors, asserting damages resulting from alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas and Gress cases. The parties in the Giroux and Gress litigations have entered stipulations to stay the cases pending a resolution of the motion to dismiss the Second Amended Complaint in the securities class action. No activity has occurred in either suit thus far. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors. The King and Diaz cases largely follow the derivative complaints in Giroux and Gress, alleging that the officers and directors breached their fiduciary duties by, among other things, permitting the Company to make misleading public statements regarding EDSIVOTM. The parties will meet and confer to propose case schedules to the Court in each of the respective shareholder derivative actions. The Company has not recorded a liability as of June 30, 2020 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

7.	STOCKHOLDERS’ EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of June 30, 2020, the Company had sold an aggregate of 363,549 shares of common stock at a gross sale price of $5.6177 per share, for gross proceeds of $2.0 million. For the six months ended June 30, 2020, proceeds, net of $0.1 million of fees and offering costs, were $1.9 million.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into a purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. As of June 30, 2020, the Company has not sold any shares of common stock under the agreement. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

Under applicable rules of the Nasdaq Capital Market, in no event may the Company issue or sell to Lincoln Park under the purchase agreement more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the purchase agreement, unless (i) the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Lincoln Park under the purchase agreement equals or exceeds $2.1668, such that issuances and sales of the common stock to Lincoln Park under the purchase agreement would be exempt from the issuance limitation under applicable Nasdaq rules. The Company determined that the right to sell additional shares represents a freestanding put option under ASC 815 Derivatives and Hedging, but has a fair value of zero, and therefore no additional accounting was required.

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

The net proceeds under the purchase agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expense along with other costs incurred in connection with entering into the purchase agreement.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. At June 30, 2020, after the authorization on January 1, 2020 of 403,807 additional shares according to the evergreen provision, 500,453 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At June 30, 2020, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At June 30, 2020, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the six months ended June 30, 2020, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2019	1,313,475	$12.28	8.7
Granted	68,500	3.83
Options outstanding at June 30, 2020	1,381,975	11.87	8.3	$0.1
Options exercisable at June 30, 2020	494,850	$14.87	7.3	$0.1

A summary of restricted stock unit activity under the 2018 Plan for the six months ended June 30, 2020, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2019	9,000	$23.60
Granted	—	—
Vested/settled	(5,858)
Cancelled/forfeited	(3,142)
Non-vested outstanding at June 30, 2020	—	—	—

At June 30, 2020, there was $4.5 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 1.8 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2020 was $2.18. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation
Research and development	$228,197	$317,148	$490,654	$619,134
General and administrative	375,377	398,218	780,258	768,159
	$603,574	$715,366	$1,270,912	$1,387,293

8.	NET LOSS PER SHARE

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

As of June 30, 2020 and 2019, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	June 30,
	2020	2019
Options to purchase common stock and unvested, unsettled restricted stock units	1,381,975	998,506
Total	1,381,975	998,506

9.	RESTRUCTURING

In June 2019, the Company received a Complete Response Letter from the FDA regarding its NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, in June 2019, the Company initiated a corporate restructuring, which included a reduction of approximately 60% of its full-time workforce of 48 employees and halted precommercial activities of EDSIVOTM. In the second quarter of 2019, the Company recorded a one-time severance-related charge of $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019, of which $1.0 million was included in general and administrative expenses and $0.5 million was included in research and development expenses. As of December 31, 2019, the Company had no remaining liability related to the one-time severance-related charge.

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2020, during multiple trading days through August 6, 2020, the Company sold an additional aggregate of 1,055,002 shares of common stock under its ATM facility at an average price of $3.8007 per share, resulting in gross proceeds of $4.0 million. Proceeds, net of fees of $0.1 million, were $3.9 million.

On July 24, 2020, the Company entered into a securities purchase agreement for the sale and issuance of an aggregate of 244,998 shares of the Company’s common stock, for an aggregate purchase price of $0.9 million, in a Private Placement with certain directors, officers, and employees at a price per share of $3.50. The shares of common stock issued in the Private Placement constitute “restricted securities” under the federal securities laws and are subject to a minimum six-month holding period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2020. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2019.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including emetine hydrochloride (“emetine”), ACER-001, EDSIVO™ (celiprolol), and osanetant, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks discussed in “Risk Factors,” as well as, without limitation, risks associated with:

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four clinical-stage candidates: emetine for the treatment of patients with COVID-19; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease

(“MSUD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and osanetant for the treatment of induced vasomotor symptoms (“iVMS”). Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Recent Developments

On May 11, 2020, we announced that we have entered into a research collaboration agreement with the National Center for Advancing Translational Sciences (“NCATS”), one of the National Institutes of Health (“NIH”), to develop emetine as a potential treatment for patients with COVID-19, the disease caused by infection with the SARS-CoV-2 virus. Emetine is an active pharmaceutical ingredient of syrup of ipecac, given orally to induce emesis, and has also been formulated as an injectable to treat thousands of individuals with amebiasis. Several independent in vitro studies have demonstrated nanomolar potency against both DNA and RNA-replicating viruses, including Zika virus, Ebola virus1, Rabies Lyssavirus, human cytomegalovirus, human immunodeficiency virus 1, influenza A virus, Rift Valley fever virus, echovirus 1, human metapneumovirus, and herpes simplex virus type 22. Clinically, emetine has been used to treat approximately 700 patients (including pediatrics) with viral hepatitis3 and varicella-zoster virus4. Additionally, emetine is a potent inhibitor of multiple genetically-distinct coronaviruses and demonstrated in vitro the strongest anti-coronavirus activity in one study that screened and identified approved compounds with broad-spectrum efficacy against the replication of four coronaviruses5 and specifically against SARS-CoV-2.6

Pursuant to the NCATS research collaboration agreement, Acer and NCATS are working together to speed the clinical development of emetine for the treatment of SARS-CoV-2 infection (the “Research Project”). Acer has defined a target product profile for the clinical development program and will share details with NCATS on aspects of its clinical development program to facilitate the urgent development of this therapy. NCATS has completed a literature review of clinical experience with emetine use, as well as artifacts including previous drug product labels and a drug master file, that it will share with Acer. NCATS also has access to a quantity of emetine physical material to support further nonclinical studies by Acer. Inventions made in the course of the Research Project will be owned by the party employing the inventor or inventors; inventions that are invented jointly by employees of both parties will be owned jointly. The research collaboration agreement has a one-year term, may be extended or terminated upon mutual agreement of the parties and may be terminated by either party with 30 days written notice.

We are working toward submission of an Investigational New Drug Application (“IND”) and targeting initiation of a Phase 2/3 clinical trial evaluating emetine in high-risk COVID-19 outpatients in the first half of 2021, subject to additional capital and FDA acceptance of our IND. Any additional FDA requirements may delay our clinical trial start date. If our IND is accepted and if our clinical trial is successful, we intend to initially seek FDA approval to market emetine in the U.S. for the treatment of patients with COVID-19. We intend to conduct an adaptive design Phase 2/3 randomized, double-blind, placebo-controlled multi-center trial to evaluate the safety and antiviral activity of emetine in high-risk symptomatic adult patients with confirmed COVID-19 infection not requiring hospitalization. Based on the FDA pre-IND advice received to-date, we do not anticipate that a Phase 1 clinical trial in healthy volunteers will be required prior to initiating the proposed Phase 2/3 clinical trial although there can be no assurance that FDA will not require a Phase 1 trial or other IND-enabling activities. The potential for cardiotoxicity, in cumulative doses of emetine above 650 mg, has been cited in literature as a reason for its restricted clinical use in most recent years. Patients treated with a subcutaneous injection of emetine at a cumulative dose of 650 mg did not experience any notable toxicity7. As a potential antiviral treatment for COVID-19 patients, we propose to administer emetine as a subcutaneous injection at a cumulative dose of approximately 120 mg. If the Phase 2/3 trial is completed successfully, we anticipate submitting a New Drug Application (“NDA”) for emetine to the FDA for the treatment of COVID-19.

The initiation of the Phase 2/3 trial, its conduct and completion, and NDA submission are subject to our ability to generate sufficient capital resources to fund this program. There can be no assurance that we will be able to obtain funding in an amount and upon terms which would allow us to continue our emetine program. Emetine is an investigational drug for COVID-19 and is not currently FDA approved for any indication.

References

1.

Yang S, et al. Emetine inhibits Zika and Ebola virus infections through two molecular mechanisms: inhibiting viral replication and decreasing viral entry. Cell Discov (2018) 4:31. doi:10.1038/s41421- 018-0034-1.

2.	Andersen, P.I., et al. Novel Antiviral Activities of Obatoclax, Emetine, Niclosamide, Brequinar, and Homoharringtonine. Viruses 2019, 11, 964

3.	Del Puerto, et al. Pren. méd. argent., 55: 818, 1968.

4.	Annamalai, et al. Emetine Hydrochloride in the Treatment of Herpes Zoster. 1968.

5.	Shen L, et al. High-Throughput Screening and Identification of Potent Broad-Spectrum Inhibitors of Coronaviruses. J Virol. 2019 May 29;93(12)

6.	Choy, et al. Remdesivir, lopinavir, emetine, and homoharringtonine inhibit SARS-CoV-2 replication in vitro. Antiviral Res. 2020 Jun; 178: 104786.

7.	Mastrangelo, et al. Cancer 31:1170-1175.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $87.0 million as of June 30, 2020 and expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of June 30, 2020, we had cash and cash equivalents of $5.9 million and current liabilities of $3.0 million. Our cash and cash equivalents available at June 30, 2020 combined with the funds raised subsequent to June 30, 2020 via the ATM and a private placement transaction (“Private Placement”) are expected to fund operations into the first quarter of 2021, excluding support for a planned emetine clinical trial.

We will need to raise additional capital to fund continued operations in 2021. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including and raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our $15.0 million equity line facility entered into on April 30, 2020 with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which is subject to certain limitations and conditions. We have no commitments for any additional financing, except for the agreement with Lincoln Park. Any amounts raised will be used for further development of our product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

Subsequent to June 30, 2020, during multiple trading days through August 6, 2020, we sold an additional aggregate of 1,055,022 shares of common stock under our ATM facility at an average price of $3.8007 per share, resulting in gross proceeds of $4.0 million. Proceeds, net of fees of $0.1 million, were $3.9 million.

On July 24, 2020, we entered into a securities purchase agreement for the sale and issuance of an aggregate of 244,998 shares of our common stock, for an aggregate purchase price of $0.9 million, in a Private Placement transaction with certain directors, officers, and employees at a price per share of $3.50. The shares of common stock issued in the Private Placement constitute “restricted securities” under the federal securities laws and are subject to a minimum six-month holding period.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for twelve months from the date these financial statements are available, or August 13, 2020. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

Restructuring

In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In order to reduce operating expenses and conserve cash resources, in June 2019, we initiated a corporate restructuring, which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. We recorded a one-time severance-related charge of $1.5 million associated with the workforce reduction in the quarter ended June 30, 2019. On March 18, 2020, we announced that the Office of New Drugs of the FDA denied the our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM but described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA.

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

Since our inception in December 2013, we have spent a total of $47.4 million in research and development expenses through June 30, 2020. Of that amount, approximately $31.6 million was directly related to EDSIVOTM, approximately $12.1 million was directly related to ACER-001, approximately $2.4 million was directly related to osanetant, and approximately $1.0 million was directly related to emetine.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; precommercial costs, and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future.

Other (Expense) Income, Net

Other (expense) income, net consists primarily of interest income. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. Additionally, we record as part of other (expense) income, net, transactional gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates.

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Other than those noted within Note 2 to our unaudited condensed financial statements, there have been no material changes to our critical accounting policies during the six months ended June 30, 2020. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019 for a discussion of our critical accounting policies and significant judgments and estimates.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the six months ended June 30, 2020 and 2019. At June 30, 2020 and 2019, there were no material accruals for clinical or preclinical study expense.

Results of Operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Research and development	$2,816,749	$4,246,244	$(1,429,495)	(34)%
General and administrative	2,953,137	6,919,476	(3,966,339)	(57)%
Loss from operations	(5,769,886)	(11,165,720)	5,395,834	(48)%
Total other (expense) income, net	(915)	124,213	(125,128)	(101)%
Net loss	$(5,770,801)	$(11,041,507)	$5,270,706	(48)%

Research and Development Expenses

Research and development expenses were $2.8 million during the three months ended June 30, 2020, as compared to $4.2 million during the three months ended June 30, 2019. This decrease of $1.4 million was primarily due to decreases in employee-related expenses and clinical and regulatory consulting as a direct result of the Complete Response Letter received from the FDA in June 2019, partially offset by increases in contract research and contract manufacturing expenses. Research and development expenses for the three months ended June 30, 2020 were primarily comprised of approximately $1.0 million related to emetine, approximately $0.9 million related to ACER-001, and approximately $0.8 million related to osanetant.

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended June 30, 2020, as compared to $6.9 million for the three months ended June 30, 2019. This decrease of $3.9 million was primarily due to decreases in precommercial and employee-related expenses as a direct result of the Complete Response Letter received from the FDA in June 2019, partially offset by costs related to implementing our purchase agreement with Lincoln Park.

Other (Expense) Income, Net

Other (expense) income, net of $(1) thousand during the three months ended June 30, 2020 was primarily attributable to foreign currency gain and interest income, offset by bank fees. Other income, net of $0.1 million during the three months ended June 30, 2019 was primarily attributable to interest income.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Research and development	$5,601,688	$8,192,464	$(2,590,776)	(32)%
General and administrative	5,139,653	11,150,174	(6,010,521)	(54)%
Loss from operations	(10,741,341)	(19,342,638)	8,601,297	(44)%
Total other (expense) income, net	21,834	332,426	(310,592)	(93)%
Net loss	$(10,719,507)	$(19,010,212)	$8,290,705	(44)%

Research and Development Expenses

Research and development expenses were $5.6 million during the six months ended June 30, 2020, as compared to $8.2 million during the six months ended June 30, 2019. This decrease of $2.6 million was primarily due to decreases in employee-related expenses, clinical and regulatory consulting, and contract manufacturing as a direct result of the Complete Response Letter received from the FDA in June 2019, partially offset by an increase in contract research expenses. Research and development expenses for the six months ended June 30, 2020 were primarily comprised of approximately $2.3 million related to ACER-001, approximately $1.2 million related to osanetant, approximately $1.0 million related to emetine, and approximately $0.5 million related to EDSIVOTM.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the six months ended June 30, 2020, as compared to $11.2 million for the six months ended June 30, 2019. This decrease of $6.1 million was primarily due to decreases in employee-related and precommercial expenses as a direct result of the Complete Response Letter received from the FDA in June 2019, partially offset by costs related to implementing our purchase agreement with Lincoln Park.

Other (Expense) Income, Net

Other (expense) income, net of $22 thousand and $0.3 million during the six months ended June 30, 2020 and 2019, respectively, was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2020, we have raised net cash proceeds of $83.6 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of June 30, 2020, we had $5.9 million in cash and cash equivalents and current liabilities aggregating to $3.0 million. Our net loss was $5.8 million for the three months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $87.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(8,700,353)	$(18,140,401)
Investing activities	—	(134,960)
Financing activities	2,503,574	92,272
Net decrease in cash and cash equivalents	$(6,196,779)	$(18,183,089)

Operating Activities

Cash used in operating activities was $8.7 million for the six months ended June 30, 2020, as compared to $18.1 million for the six months ended June 30, 2019. The decrease of $9.4 million was primarily the result of the curtailment of precommercial activities as a result of the Complete Response Letter we received from the FDA in June 2019, resulting in a significantly lower net loss adjusted for non-cash items.

Investing Activities

No net cash was provided by or used in investing activities during the six months ended June 30, 2020. Net cash used in investing activities during the six months ended June 30, 2019 related primarily to purchases of computer equipment and furniture and fixtures.

Financing Activities

Cash provided by financing activities was $2.5 million for the six months ended June 30, 2020 and was comprised of proceeds from the issuance of common stock, net of issuance costs, as well as proceeds from the receipt of a Paycheck Protection Program loan. Cash provided by financing activities was $0.1 million for the six months ended June 30, 2019 and was comprised of proceeds from the exercise of stock options.

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

In June 2019, in order to reduce operating expenses and conserve cash resources following the receipt of the FDA’s Complete Response Letter, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities of EDSIVO™. We recorded a one-time severance-related charge of $1.5 million associated with the workforce reduction. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. While neither resubmission nor the prospect of approval of the EDSIVOTM NDA is assured, we are evaluating our possible next steps with the goal of resubmission of the EDSIVO™ NDA. Depending on our progress, as well as our available resources and needs, we may decide at any time not to continue development of EDSIVO™, which could have a material adverse effect on our business operations and financial prospects.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. As of June 30, 2020, we have sold an aggregate of 363,549 shares of common stock at a gross sale price of $5.6177 per share, for gross proceeds of $2.0 million. Proceeds, net of $0.1 million of fees and offering costs, were $1.9 million. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC's “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company's public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time. Subsequent to June 30, 2020, during multiple trading days through August 6, 2020, we sold an additional aggregate of 1,055,002 shares of common stock at an average gross sales price of $3.8007 per share, resulting in gross proceeds of $4.0 million. Proceeds, net of fees of $0.1 million, were $3.9 million.

On April 30, 2020, we entered into a $15.0 million purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020. As of June 30, 2020, we have not sold any shares of common stock under the agreement. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us.

On July 24, 2020, we entered into a securities purchase agreement for the sale and issuance of an aggregate of 244,998 shares of our common stock, for an aggregate purchase price of $0.9 million, in a Private Placement transaction with certain directors, officers, and employees at a price per share of $3.50. The shares of common stock issued in the Private Placement constitute “restricted securities” under the federal securities laws and are subject to a minimum six-month holding period. The proceeds from the Private Placement will be used by us for working capital and general corporate purposes.

As of June 30, 2020, we had $5.9 million in cash and cash equivalents and current liabilities of $3.0 million. Based on available resources, we believe that our cash and cash equivalents currently on hand combined with the funds raised subsequent to June 30, 2020 via the ATM and Private Placement are sufficient to fund our currently anticipated operating and capital requirements into the first quarter of 2021, excluding support for a planned emetine clinical trial.

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

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our equity line facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through public or private equity or debt financings or other sources, such as non-dilutive funding or strategic collaborations, when needed, we may be required to delay, limit, reduce or terminate our product development or pursuit of regulatory approval efforts or provide rights to develop and market product candidates to third parties that we would otherwise prefer to develop and, if applicable, market ourselves. Further, if we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as proposed, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, our stockholders may lose a substantial portion or even all of their investment.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

As of June 30, 2020, we had an accumulated deficit of $87.0 million, cash and cash equivalents of $5.9 million, and current liabilities of $3.0 million. Based on available resources, we believe that our cash and cash equivalents currently on hand combined with the funds raised subsequent to June 30, 2020 via the ATM and private placement transaction (“Private Placement”) are sufficient to fund our currently anticipated operating and capital requirements into the first quarter of 2021, excluding support for a planned emetine clinical trial. Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report. Moreover, we have not established a source of revenue and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations. In their audit report in respect of our 2019 audited financial statements, our independent registered public accounting firm included in its report an explanatory paragraph indicating that the substantial doubt as to our ability to continue as a going concern is of fundamental importance to understanding our financial statements.

We will require additional financing to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2020, we had an accumulated deficit of $87.0 million, cash and cash equivalents of $5.9 million and current liabilities of $3.0 million. As discussed above, we believe that our cash and cash equivalents currently on hand combined with the funds raised subsequent to June 30, 2020 via the ATM and Private Placement are sufficient to fund our anticipated operating and capital requirements into the first quarter of 2021, excluding support for a planned emetine clinical trial. Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report.

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

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as non-dilutive funding or strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Funding from our purchase agreement with Lincoln Park may be limited or be insufficient to fund our operations or implement our strategy.

Under our purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020. There can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business.

The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding in order to satisfy our working capital needs. Even if we were to receive all $15.0 million in gross proceeds under the purchase agreement with Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Funding from our ATM facility may be insufficient to fund our operations or to implement our strategy.

We will need to keep current our shelf registration statement and an offering prospectus relating to our at-the-market (“ATM”) facility with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”) in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. During the quarter ended June 30, 2020 and subsequent to the quarter-end through August 6, 2020, we sold an aggregate of 1,418,551 shares of common stock under our ATM facility. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2020 was $10.7 million. As of June 30, 2020, we had an accumulated deficit of $87.0 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

We have devoted substantially all of our financial resources to identify, acquire, and develop our product candidates, including providing general and administrative support for our operations. To date, we have financed our operations primarily through the sale of equity securities and convertible promissory notes. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through public or private equity or debt financings, strategic collaborations, or non-dilutive funding. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We expect losses to increase as we conduct clinical trials and continue to develop our product candidates. We expect to invest significant funds into the research and development of our current product candidates to determine the potential to advance these product candidates to regulatory approval. We may also invest in acquiring or in-licensing additional product candidates to expand our pipeline.

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

With respect to the COVID-19 outbreak specifically, which is still currently evolving as of this time, much of its impact remains unknown and it is impossible to predict the impact it may have on our business. The outbreak could potentially affect the business of the FDA, European Medicines Agency (“EMA”) or other health authorities, which could result in delays in meetings related to our product candidates and our planned clinical trials and ultimately in the review and approval of our product candidates. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials. Prolonged disruptions to businesses, manufacturing and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to materially adverse effects on our business operations, including layoffs and/or suspension of our business operations. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when and in the amount needed. Although, as of the date of this Quarterly Report on Form 10-Q, we do not expect any material impact on our long-term activity, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, any COVID-19 infection of any of our employees could have a significant impact on our ability to conduct business.

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

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the U.S., where the sponsor of the product candidate (i.e., the applicant for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate. Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the U.S. for our product candidates (including ACER-001 and EDSIVO™) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted precommercial activities for EDSIVO™ as part of a corporate restructuring initiative. We may need to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-consuming and there is no assurance that such data generated from such additional activities would be sufficient to obtain approval.

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

Regulatory authorities such as the FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as emetine, ACER-001, EDSIVOTM, or osanetant, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS, in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As a result, as of June 30, 2020, we had a full-time workforce of 19 employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. For example, we are pursuing several financing options, including federally-funded research contracts and grants and other potentially non-dilutive funding sources, to fund our planned emetine development program for the potential treatment of patients with COVID-19. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible for certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make unfavorable decisions as to whether to offer contracts or make grants, to whom the contracts or grants may or will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

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

It is estimated that vEDS, UCD, and MSUD, collectively impact approximately 7,000 patients in the U.S. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of vEDS, UCD or MSUD in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of vEDS, UCD, or MSUD, or of the number of patients who may benefit from treatment with ACER-001 or EDSIVOTM prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

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

We have Orphan Drug exclusivity designation in the U.S. for ACER-001 for MSUD and EDSIVOTM for vEDS. We expect to seek Orphan Drug exclusivity from the EMA for ACER-001 for MSUD; however, there can be no assurance that we will be successful. If we are unable to maintain our current Orphan Drug exclusivity or are unable to secure orphan status in Europe for ACER-001 for MSUD, it may have a material negative effect on our business.

Generally, if a product with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if the product no longer meets the criteria for Orphan Drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if the FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Maintaining and/or obtaining Orphan Drug exclusivity for ACER-001 and EDSIVOTM may be important to the product candidate’s success. Even if we obtain Orphan Drug exclusivity, we may not be able to maintain it. For example, if a competitive product that treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any Orphan Drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been Orphan Drug exclusivity. Orphan Drug exclusivity for ACER-001 or EDSIVOTM also will not bar the FDA from approving another celiprolol drug product or a sodium phenylbutyrate (“NaPB”) product, for another indication. In the U.S., reforms to the Orphan Drug Act, if enacted, could also materially affect our ability to maintain Orphan Drug exclusivity for ACER-001 for MSUD and EDSIVOTM for vEDS.

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

While we are responsible for and have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling ACER-001 and EDSIVOTM, we may lose any such rights if we decide to allow any licensed patent to lapse. If we fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

We are a party to license agreements under which we license intellectual property and receive commercialization rights relating to ACER-001, EDSIVOTM, and osanetant. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

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

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint and several stockholders’ derivative suits as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™. See Item 1 – Legal Proceedings for additional information. Regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 10,612,731 shares of common stock were outstanding as of June 30, 2020. As of such date, another 1,381,975 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park under the purchase agreement. Sales of our common stock, if any, to Lincoln Park under the purchase agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the shares of our common stock that may be available for us to sell pursuant to the purchase agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

As of June 30, 2020, our executive officers and directors and their affiliates beneficially owned or controlled approximately 18% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Securities Act or any other claim for which the federal and state courts have concurrent jurisdiction.

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

Item 6.	Exhibits
Exhibit No.	Description

10.1*&	Exclusive License Agreement, dated as of December 21, 2018, by and between Acer Therapeutics Inc. and Sanofi.

10.2

Research Collaboration Agreement, dated March 26, 2020, by and between Acer Therapeutics Inc. and the National Center for Advancing Translational Sciences (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, as amended, (File No. 333-238192) filed on June 1, 2020).

10.3

Purchase Agreement, dated as of April 30, 2020, by and between Acer Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.4

Registration Rights Agreement, dated as of April 30, 2020, by and between Acer Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Stockholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

*	Filed herewith.
&	Portions of the exhibit have been omitted for confidential treatment.
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

ACER THERAPEUTICS INC.

Date: August 13, 2020	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)