Form 10-Q
period 2020-09-30
Acer Therapeutics Inc.
filed 2020-11-10
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 1, 2020, there were 12,285,005 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and nine months ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,157,448	$12,077,640
Prepaid expenses and other current assets	846,399	807,356
Total current assets	7,003,847	12,884,996
Property and equipment, net	143,145	193,974
Other assets:
Goodwill	7,647,267	7,647,267
In-process research and development	118,600	118,600
Other non-current assets	454,044	620,674
Total assets	$15,366,903	$21,465,511
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$914,204	$561,090
Accrued expenses	2,953,648	1,944,431
Other current liabilities	621,572	263,392
Total current liabilities	4,489,424	2,768,913
Other non-current liabilities	373,967	326,282
Total liabilities	4,863,391	3,095,195
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 11,912,731 and 10,095,176 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,192	1,010
Additional paid-in capital	103,400,598	94,619,818
Accumulated deficit	(92,898,278)	(76,250,512)
Total stockholders’ equity	10,503,512	18,370,316
Total liabilities and stockholders’ equity	$15,366,903	$21,465,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,227,048	$2,828,787	$8,366,702	$11,021,251
General and administrative	2,661,989	2,533,678	8,263,677	13,683,852
Total operating expenses	5,889,037	5,362,465	16,630,379	24,705,103
Loss from operations	(5,889,037)	(5,362,465)	(16,630,379)	(24,705,103)
Other (expense) income, net:
Interest and other (expense) income, net	(4,129)	91,321	17,673	420,348
Foreign currency transaction (loss) gain	(35,092)	19,671	(35,059)	23,070
Total other (expense) income, net	(39,221)	110,992	(17,386)	443,418
Net loss	$(5,928,258)	$(5,251,473)	$(16,647,765)	$(24,261,685)
Net loss per share - basic and diluted	$(0.51)	$(0.52)	$(1.56)	$(2.40)
Weighted average common shares outstanding - basic and diluted	11,514,254	10,095,176	10,662,164	10,091,169

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	1,011	95,287,156	(81,199,219)	14,088,948
Issuance of common stock through at-the-market facility, net of issuance costs	363,549	36	1,941,059	—	1,941,095
Issuance of common stock for commitment fee	148,148	15	355,540	—	355,555
Stock-based compensation	—	—	603,574	—	603,574
Net loss	—	—	—	(5,770,801)	(5,770,801)
Balance June 30, 2020	10,612,731	1,062	98,187,329	(86,970,020)	11,218,371
Issuance of common stock through at-the-market facility, net of issuance costs	1,055,002	105	3,868,392	—	3,868,497
Issuance of common stock through private placement	244,998	25	857,474	—	857,499
Stock-based compensation	—	—	487,403	—	487,403
Net loss	—	—	—	(5,928,258)	(5,928,258)
Balance September 30, 2020	11,912,731	$1,192	$103,400,598	$(92,898,278)	$10,503,512

	Three and Nine Months Ended September 30, 2019
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	10,087,363	$1,009	$91,914,692	$(46,832,543)	$45,083,158
Stock-based compensation	—	—	671,927	—	671,927
Net loss	—	—	—	(7,968,705)	(7,968,705)
Balance, March 31, 2019	10,087,363	1,009	92,586,619	(54,801,248)	37,786,380
Stock-based compensation	—	—	715,366	—	715,366
Issuance of stock in connection with stock option exercises	7,813	1	92,271	—	92,272
Net loss	—	—	—	(11,041,507)	(11,041,507)
Balance, June 30, 2019	10,095,176	1,010	93,394,256	(65,842,755)	27,552,511
Stock-based compensation	—	—	564,024	—	564,024
Net loss	—	—	—	(5,251,473)	(5,251,473)
Balance, September 30, 2019	10,095,176	$1,010	$93,958,280	$(71,094,228)	$22,865,062

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,647,765)	$(24,261,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,758,315	1,951,317
Depreciation	53,058	40,573
Fair value of shares issued for commitment fee	355,555	—
Loss on disposal of property and equipment	—	57,578
Non-cash interest expense	2,297	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(39,043)	102,957
Accounts payable	353,114	(1,004,260)
Accrued expenses and other current liabilities	1,016,936	(2,391,433)
Other non-current assets	—	(10,620)
Net cash used in operating activities	(13,147,533)	(25,515,573)
Cash flows from investing activities:
Purchase of property and equipment	(2,229)	(126,080)
Net cash used in investing activities	(2,229)	(126,080)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	6,667,091	—
Proceeds from Paycheck Protection Program loan	562,479	—
Proceeds from the exercise of stock options	—	92,272
Net cash provided by financing activities	7,229,570	92,272
Net decrease in cash and cash equivalents	(5,920,192)	(25,549,381)
Cash and cash equivalents, beginning of period	12,077,640	41,671,284
Cash and cash equivalents, end of period	$6,157,448	$16,121,903

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four programs: emetine hydrochloride (“emetine”) for the treatment of patients with COVID-19; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and osanetant for the treatment of induced vasomotor symptoms (“iVMS”). The Company’s product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has not generated any product revenue to date and may never generate any product revenue in the future.

Liquidity

The Company had an accumulated deficit of $92.9 million and cash and cash equivalents of $6.2 million as of September 30, 2020. Net cash used in operating activities was $13.1 million and $25.5 million for the nine months ended September 30, 2020 and 2019, respectively.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the nine months ended September 30, 2020, during multiple trading days, the Company sold an aggregate of 1,418,551 shares of common stock at an average gross sale price of $4.2664 per share, resulting in gross proceeds of $6.1 million. Proceeds, net of $0.3 million of fees and offering costs, were $5.8 million. See Note 10, “Subsequent Events,” regarding subsequent events related to the ATM.

On April 30, 2020, the Company entered into a purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expense along with other costs incurred in connection with entering into the purchase agreement. As of September 30, 2020, the Company had not sold any shares of common stock to Lincoln Park. See Note 10, “Subsequent Events,” regarding subsequent events related to the purchase agreement.

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

The Company’s existing cash and cash equivalents available at September 30, 2020, combined with the funds raised subsequent to September 30, 2020 via the ATM and equity line, are expected to fund operations into the first quarter of 2021 and enable it to advance emetine toward Investigational New Drug Application (“IND”) submission, continue to advance ACER-001 toward New Drug Application (“NDA”) submission, submit a plan with respect to EDSIVOTM and obtain FDA feedback on whether the Company’s proposed plan will provide sufficient confirmatory evidence, advance osanetant toward IND submission, and provide for other working capital purposes, excluding support for a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA.

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

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established a source of revenues and, as such, has been dependent on funding operations through the sale of equity securities. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $92.9 million as of September 30, 2020 and expects to incur further losses over the next several years as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of September 30, 2020, the Company had cash and cash equivalents of $6.2 million and current liabilities of $4.5 million. The Company’s cash and cash equivalents available at September 30, 2020, combined with the funds raised subsequent to September 30, 2020 via the ATM and equity line, are expected to fund operations into the first quarter of 2021, excluding support for a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date these financial statements are available, or November 10, 2020. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2019, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $5.7 million and $11.6 million as of September 30, 2020 and December 31, 2019, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and accrued liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

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

The following assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2020 and 2019 using the Black-Scholes option pricing model:

	2020	2019
Risk-free interest rate	0.36% – 1.61%	1.68% – 2.57%
Expected life (years)	6.25	6.25
Volatility	60%	60%
Dividend rate	0%	0%

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

Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended September 30, 2020 and 2019, due to a full valuation allowance recognized against its net deferred tax assets. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three and nine months ended September 30, 2020 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of September 30, 2020.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing, in certain cases, the need for models that required separate accounting for embedded conversion features and also amends the guidance for the derivatives scope exceptions for contracts in an entity’s own equity. This ASU also requires expanded disclosures, including additional information related to the terms and features of convertible instruments and information about events or conditions that cause conversion contingencies to be met or conversion terms to be significantly changed. The amendments of this ASU are effective for fiscal years beginning after December 15, 2021 and must be applied using either a modified or full retrospective approach. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2020. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Computer hardware and software	$62,978	$60,749
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	269,000	266,771
Less accumulated depreciation	(125,855)	(72,797)
Property and equipment, net	$143,145	$193,974

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued contract manufacturing	$1,037,934	$655,207
Accrued contract research and regulatory consulting	804,055	418,000
Accrued legal	415,959	152,340
Accrued payroll and payroll taxes	271,170	153,238
Accrued license fees	229,128	—
Accrued accounting, audit, and tax fees	107,306	147,850
Accrued miscellaneous expenses	72,938	56,598
Accrued consulting	15,158	109,073
Accrued precommercial costs	—	252,125
Total accrued expenses	$2,953,648	$1,944,431

5.	LEASES

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

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8%, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2020, the weighted average remaining lease term was 1.7 years. For the three and nine months ended September 30, 2020, the Company recorded expense of $0.1 million and $0.2 million, respectively, related to the leases. For each of the three and nine months ended September 30, 2019, the Company recorded expense of $0.1 million related to the leases. During the three and nine months ended September 30, 2020, the

Company made cash payments of $0.1 million and $0.2 million, respectively, for amounts included in the measurement of lease liabilities. During each of the three and nine months ended September 30, 2019, the Company made cash payments of $0.1 million. The Company is therefore reporting a right-of-use asset of $0.4 million in Other non-current assets and lease liabilities totaling $0.4 million in Other current liabilities and Other non-current liabilities as of September 30, 2020.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of September 30, 2020:

Undiscounted lease liabilities for years ending December 31,:
2020 (remaining)	$66,528
2021	273,158
2022	115,951
Total undiscounted lease liabilities	$455,637
Less effects of discounting	(32,593)
Total lease liabilities as of September 30, 2020	$423,044

Reported as of September 30, 2020:
Other current liabilities	$270,115
Other non-current liabilities	152,929
Total lease liabilities	$423,044

Future minimum lease payments at December 31, 2019 were as follows:

Years Ending December 31:	Minimum Lease Payments
2020	$263,392
2021	273,158
2022	115,951
Total	$652,501

6.	COMMITMENTS AND CONTINGENCIES

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

The loan, evidenced by a promissory note to JPMorgan Chase Bank, N.A. as lender, has a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The loan bears interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of the loan may be forgiven if at least 75% of the loan proceeds are used by the Company to cover payroll costs, including benefits, and if the Company maintains its employment and compensation within certain parameters during the period following the loan origination date and complies with other relevant conditions. On June 5, 2020, the Payroll Protection Flexibility Act of 2020 was signed into law, adjusting certain terms of the loans issued under the PPP, including extending the initial deferral period from six to up to ten months, reducing from 75% to 60% the portion of loan proceeds required to be used to cover payroll costs, and allowing borrowers to elect a 24-week rather than an eight-week period related to employment and compensation provisions.

There can be no assurance that this PPP loan can be forgiven. The Company recorded the liability associated with the loan in Other current liabilities and Other non-current liabilities and accounts for the loan according to ASC 470.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

Piper vs. Acer Therapeutics Inc.

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. On November 10, 2017, the Company filed an answer and counterclaim in the lawsuit, denying Piper’s breach of contract allegation, asserting several defenses, and bringing several counterclaims, including claims for breach of contract and breach of the duty of good faith and fair dealing. Piper filed a reply to the counterclaims denying the essential allegations, and fact discovery has largely concluded. On February 22, 2019, Piper filed a motion for summary judgment. On March 26, 2020, the Court denied Piper’s motion in part, as to Piper’s claim and the Company’s counterclaim for damages, and granted in part, as to certain counterclaims by the Company. Discovery is ongoing in the case. Pursuant to the Court’s directive, the parties have submitted a joint request for a pre-trial conference, which has not yet been scheduled. The Company has not recorded a liability as of September 30, 2020 because a potential loss is not probable or reasonably estimable given the status of the proceedings.

The Securities Class Action

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al, No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and the Company moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Company filed its answer to the Second Amended Complaint on August 7, 2020, and the Court held an initial conference on August 17, 2020. The Company has not recorded a liability as of September 30, 2020 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

The Stockholders’ Derivative Actions

On August 12, 2019, a stockholder’s derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder’s derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of the Company’s present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. The parties in the Gress and Giroux cases have entered stipulations to stay the cases and the parties will meet and confer to propose case schedules to the Court in each of the respective cases. On June 23, 2020, a third stockholder’s derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. The parties have agreed to extend the deadline to respond to the Derivative Complaint to December 10, 2020. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. The Company has not recorded a liability as of September 30, 2020 because a potential loss is not probable or reasonably estimable given the preliminary nature of the proceedings.

7.	STOCKHOLDERS’ EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. Any such sales would be effected pursuant to the Company’s registration statement on Form S-3 (File No. 333-228319), declared effective by the SEC on November 21, 2018. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of September 30, 2020, the Company had sold an aggregate of 1,418,551 shares of common stock at an average gross sale price of $4.2664 per share, for gross proceeds of $6.1 million and, net of fees and offering costs of $0.3 million, net proceeds of $5.8 million.

Private Placement

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

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into a purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. As of September 30, 2020, the Company has not sold any shares of common stock under the purchase agreement. See Note 10, “Subsequent Events”, regarding subsequent events related to the purchase agreement.

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

The proceeds under the purchase agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expense along with other costs incurred in connection with entering into the purchase agreement.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. At September 30, 2020, after the authorization on January 1, 2020 of 403,807 additional shares according to the evergreen provision, 525,265 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At September 30, 2020, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At September 30, 2020, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the nine months ended September 30, 2020, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2019	1,313,475	$12.28	8.7
Granted	133,500	3.61
Cancelled/forfeited	(89,812)	11.92
Options outstanding at September 30, 2020	1,357,163	11.46	7.7	—
Options exercisable at September 30, 2020	535,848	$15.21	6.1	—

A summary of restricted stock unit activity under the 2018 Plan for the nine months ended September 30, 2020, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Non-vested outstanding at December 31, 2019	9,000	$23.60
Granted	—	—
Vested/settled	(5,858)
Cancelled/forfeited	(3,142)
Non-vested outstanding at September 30, 2020	—	—	—

At September 30, 2020, there was $3.5 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 1.6 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2020 was $2.03. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation
Research and development	$115,817	$166,289	$606,470	$785,423
General and administrative	371,586	397,735	1,151,845	1,165,894
	$487,403	$564,024	$1,758,315	$1,951,317

8.	NET LOSS PER SHARE

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

As of September 30, 2020 and 2019, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	September 30,
	2020	2019
Options to purchase common stock and unvested, unsettled restricted stock units	1,357,163	1,394,664
Total	1,357,163	1,394,664

9.	RESTRUCTURING

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

10. SUBSEQUENT EVENTS

Subsequent to September 30, 2020, during multiple trading days through October 8, 2020, the Company sold an aggregate of 72,274 shares of common stock under its ATM facility at an average gross sale price of $3.1456 per share, resulting in proceeds of $0.2 million.

Subsequent to September 30, 2020, through October 26, 2020, the Company sold 300,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.77 per share, resulting in proceeds of $0.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2020. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2019.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including emetine hydrochloride (“emetine”), ACER-001, EDSIVO™ (celiprolol), and osanetant, constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated. These risks and uncertainties include, but are not limited to, those risks described in the summary below, as well as those risks which are further discussed in Item 1A “Risk Factors,” in this report:

Summary Risk Factors

•	Substantial doubt exists as to our ability to continue as a going concern.
•

We will require additional financing to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

•

In light of the United States (“U.S.”) Food and Drug Administration’s (“FDA’s”) Complete Response Letter regarding our New Drug Application (“NDA”) for EDSIVO™, we halted precommercial activities while we work toward our goal of approval for EDSIVO™. Neither resubmission nor approval of our NDA for EDSIVOTM is assured. We may decide at any time not to continue development of EDSIVO™.

•	Funding from our purchase agreement with Lincoln Park may be limited or be insufficient to fund our operations or implement our strategy.
•

Funding from our ATM facility with JonesTrading Institutional Services LLC (“Jones Trading”) and Roth Capital Partners, LLC (“Roth Capital”) may be limited or be insufficient to fund our operations or to implement our strategy.

•

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

•	We currently have no source of product sales revenue and may never be profitable.
•	We face risks related to health epidemics including but not limited to the COVID-19 pandemic which could adversely affect our business.
•	We face substantial competitive and other risks in our emetine program aimed at a therapeutic treatment for COVID-19.
•

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

•

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data.

•

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more studies to assess the safety and efficacy of our product candidates. We could decide not to pursue further development of one or all of our product candidates, depending on, among other things, the expected time, cost, and risks associated with generating any such additional data.

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare or Orphan drug candidates carry additional risks, such as recruiting patients in a very small patient population.

•

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval.

•	As an organization, we have completed a single clinical trial and may be unable to continue to do so efficiently or at all for our current product candidates or any product candidate we develop.
•

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained.

•

We may not be able to win government, academic institution or non-profit contracts or grants, which could affect the timing or continued development of one or more of our product candidates, and emetine in particular.

•

Our product candidate EDSIVOTM has not been approved for any indication in the U.S. and, in June 2019, we received a Complete Response Letter from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We intend to explore with the FDA other possible approaches that could provide the necessary confirmatory evidence of efficacy needed in order to seek approval. There can be no assurance that our plan will be accepted by the FDA or that we will be able to provide adequate data to meet that standard. This may also result in greater research and development expenses, regulatory issues that could further delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

•

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates.

•	We face substantial competition, which may result in others discovering, developing or commercializing products for our targeted indications before, or more successfully, than we do.
•

We rely on third-party suppliers and other third parties for manufacture of our product candidates and our dependence on these third parties may impair or delay the advancement of our research and development programs and the development of our product candidates.

•

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

•	Our proprietary rights may not adequately protect our technologies and product candidates.
•

We are a party to license or similar agreements under which we license intellectual property and receive commercialization rights relating to emetine, ACER-001, EDSIVOTM, and osanetant. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

•

There is currently a limited market for our common stock, and any trading market that exists in our common stock may be highly illiquid and may not reflect the underlying value of our net assets or business prospects.

•	Our share price is volatile, and you may not be able to resell your shares at a profit or at all.
•	We are a defendant in securities litigation, which may be costly and time-consuming to defend.
•	Future sales of our common stock could cause dilution, and the sale of such common stock, or the perception that such sales may occur, could cause the price of our stock to decline.
•

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock.

Forward-looking statements speak only as of the date made. We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission (“SEC”), including but not limited to the Risk Factors associated with our business.

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four programs: emetine for the treatment of patients with COVID-19; ACER-001 (a taste-masked, immediate release formulation of sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCD”) and Maple Syrup Urine Disease (“MSUD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and osanetant for the treatment of induced vasomotor symptoms (“iVMS”). Our product candidates are believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern. We have not established a source of revenues and, as such, have been dependent on funding operations through the sale of equity securities. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $92.9 million as of September 30, 2020 and expect to incur further losses over the next several years as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of September 30, 2020, we had cash and cash equivalents of $6.2 million and current liabilities of $4.5 million. Our cash and cash equivalents available at September 30, 2020, combined with the funds raised subsequent to September 30, 2020 via the ATM and equity line, are expected to fund operations into the first quarter of 2021, excluding support for a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA.

We will need to raise additional capital to fund continued operations in 2021. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations through and beyond the next 12 months, including and raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our $15.0 million equity line facility entered into on April 30, 2020 with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which is subject to certain limitations and conditions. Through October 26, 2020, we have raised gross proceeds of $6.3 million from the ATM facility and proceeds of $0.8 million from the agreement with Lincoln Park. We have no commitments for any additional financing, except for the agreement with Lincoln Park. Any amounts raised will be used for further development of our product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for twelve months from the date these financial statements are available, or November 10, 2020. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

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

Since our inception in December 2013, we have spent a total of $50.7 million in research and development expenses through September 30, 2020. Of that amount, $31.7 million was directly related to EDSIVOTM, $13.2 million was directly related to ACER-001, $2.8 million was directly related to emetine, and $2.7 million was directly related to osanetant.

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

Critical Accounting Polices and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Other than those noted within Note 2 to our unaudited condensed financial statements, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2020. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019 for a discussion of our critical accounting policies and significant judgments and estimates.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the nine months ended September 30, 2020 and 2019. At September 30, 2020 our accounts payable and accrued expenses included $1.0 million for costs associated with clinical trials and at September 30, 2019, there were no material accruals for clinical or preclinical study expense.

Results of Operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Research and development	$3,227,048	$2,828,787	$398,261	14%
General and administrative	2,661,989	2,533,678	128,311	5%
Loss from operations	(5,889,037)	(5,362,465)	(526,572)	10%
Total other (expense) income, net	(39,221)	110,992	(150,213)	(135)%
Net loss	$(5,928,258)	$(5,251,473)	$(676,785)	13%

Research and Development Expenses

Research and development expenses were $3.2 million during the three months ended September 30, 2020, as compared to $2.8 million during the three months ended September 30, 2019. This increase of $0.4 million was primarily due to an increase in expenses for contract research related to preclinical studies, partially offset by decreases in regulatory consulting and contract manufacturing expenses. Research and development expenses for the three months ended September 30, 2020 were primarily comprised of $1.8 million related to emetine, $1.1 million related to ACER-001, and $0.3 million related to osanetant.

General and Administrative Expenses

General and administrative expenses were $2.7 million for the three months ended September 30, 2020, as compared to $2.5 million for the three months ended September 30, 2019. This increase of $0.2 million was primarily due to an increase in expenses for consulting and professional services, partially offset by decreases in expenses related to travel and to information technology.

Other (Expense) Income, Net

Other (expense) income, net of $(39) thousand during the three months ended September 30, 2020 was primarily attributable to foreign currency loss. Other income, net of $0.1 million during the three months ended September 30, 2019 was primarily attributable to interest income.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Research and development	$8,366,702	$11,021,251	$(2,654,549)	(24)%
General and administrative	8,263,677	13,683,852	(5,420,175)	(40)%
Loss from operations	(16,630,379)	(24,705,103)	8,074,724	(33)%
Total other (expense) income, net	(17,386)	443,418	(460,804)	(104)%
Net loss	$(16,647,765)	$(24,261,685)	$7,613,920	(31)%

Research and Development Expenses

Research and development expenses were $8.4 million during the nine months ended September 30, 2020, as compared to $11.0 million during the nine months ended September 30, 2019. This decrease of $2.6 million was primarily due to decreases in employee-related expenses, clinical and regulatory consulting, and contract manufacturing as a direct result of the Complete Response Letter received from the FDA in June 2019, partially offset by an increase in contract research expenses. Research and development expenses for the nine months ended September 30, 2020 were primarily comprised of $3.4 million related to ACER-001, $2.8 million related to emetine, $1.5 million related to osanetant, and $0.7 million related to EDSIVOTM.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the nine months ended September 30, 2020, as compared to $13.7 million for the nine months ended September 30, 2019. This decrease of $5.4 million was primarily due to decreases in employee-related and precommercial expenses as a direct result of the Complete Response Letter received from the FDA in June 2019, as well as a decrease in travel expenses, partially offset by an increase in expenses for consulting and professional services.

Other (Expense) Income, Net

Other (expense) income, net of $(17) thousand and $0.4 million during the nine months ended September 30, 2020 and 2019, respectively, was primarily attributable to foreign currency loss in 2020 and to interest income in 2019.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2020, we have raised net cash proceeds of $88.3 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of September 30, 2020, we had $6.2 million in cash and cash equivalents and current liabilities aggregating to $4.5 million. Our net loss was $5.9 million for the three months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $92.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(13,147,533)	$(25,515,573)
Investing activities	(2,229)	(126,080)
Financing activities	7,229,570	92,272
Net decrease in cash and cash equivalents	$(5,920,192)	$(25,549,381)

Operating Activities

Cash used in operating activities was $13.1 million for the nine months ended September 30, 2020, as compared to $25.5 million for the nine months ended September 30, 2019. The decrease of $12.4 million was primarily the result of the curtailment of precommercial activities as a result of the Complete Response Letter we received from the FDA in June 2019, resulting in a significantly lower net loss adjusted for non-cash items.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2020 and 2019 related primarily to purchases of computer equipment and furniture and fixtures.

Financing Activities

Cash provided by financing activities was $7.2 million for the nine months ended September 30, 2020 and was comprised of proceeds of $6.7 million from the issuance of common stock, net of issuance costs, as well as proceeds from the receipt of a Paycheck Protection Program loan of $0.6 million. Cash provided by financing activities was $0.1 million for the nine months ended September 30, 2019 and was comprised of proceeds from the exercise of stock options.

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

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time. As of September 30, 2020, we had sold an aggregate of 1,418,551 shares of common stock at an average gross sale price of $4.2664 per share, for gross proceeds of $6.1 million. Proceeds, net of $0.3 million of fees and offering costs, were $5.8 million. As noted, subsequent to September 30, 2020, during multiple trading days through October 8, 2020, we have sold an additional aggregate of 72,274 shares of common stock through the ATM facility, resulting in proceeds of $0.2 million.

On April 30, 2020, we entered into a $15.0 million purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. As of September 30, 2020, we had not sold any shares of common stock under the purchase agreement. As noted, subsequent to September 30, 2020 and through October 26, 2020, we have sold 300,000 shares under the purchase agreement for proceeds of $0.8 million.

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

As of September 30, 2020, we had $6.2 million in cash and cash equivalents and current liabilities of $4.5 million. Based on available resources, we believe that our cash and cash equivalents currently on hand combined with the funds raised subsequent to September 30, 2020 via the ATM and equity line are sufficient to fund our currently anticipated operating and capital requirements into the first quarter of 2021, excluding support for a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•

any development of emetine we may choose to pursue, depending on capital needs, scope of development, FDA conditions, the availability of non-dilutive funding, the cost of any such development, and other factors

•	any continued development, including preparing for or initiation of a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA.
•	any continued development, including preparing for the potential submission of an NDA, for ACER-001
•	any continued development, including the initiation of one or more clinical trials for osanetant
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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

As of September 30, 2020, we had an accumulated deficit of $92.9 million, cash and cash equivalents of $6.2 million, and current liabilities of $4.5 million. Based on available resources, we believe that our cash and cash equivalents currently on hand, combined with the funds raised subsequent to September 30, 2020 via the ATM and equity line, are sufficient to fund our currently anticipated operating and capital requirements into the first quarter of 2021, excluding support for a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA. (See Note 10 to our unaudited condensed financial statements included in this report for a description of funds raised subsequent to September 30, 2020.) Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report. Moreover, we have not established a source of revenue and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We will require additional financing to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of September 30, 2020, we had an accumulated deficit of $92.9 million, cash and cash equivalents of $6.2 million and current liabilities of $4.5 million. As discussed above, we believe that our cash and cash equivalents currently on hand, combined with the funds raised subsequent to September 30, 2020 via the ATM and equity line, are sufficient to fund our anticipated operating and capital requirements into the first quarter of 2021, excluding support for a planned emetine Phase 2/3 clinical trial, which is also subject to ongoing discussions with the FDA. Thus, our current capital resources are not sufficient to fund our planned operations for the next 12 months from the date of the financial statements included in this report.

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

In light of the United States (“U.S.”) Food and Drug Administration’s (“FDA’s”) Complete Response Letter regarding our New Drug Application (“NDA”) for EDSIVO™, we halted precommercial activities while we work toward our goal of approval for EDSIVO™. Neither resubmission nor approval of our NDA for EDSIVOTM is assured. We may decide at any time not to continue development of EDSIVO™.

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

Under our purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020. There can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. As of September 30, 2020, we had not sold any shares of common stock under the purchase agreement. Subsequent to September 30, 2020 and through October 26, 2020, we have sold 300,000 shares under the purchase agreement for proceeds of $0.8 million.

The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding in order to satisfy our working capital needs. Even if we were to receive all $15.0 million in proceeds under the purchase agreement with Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Funding from our ATM facility with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”) may be limited or may be insufficient to fund our operations or to implement our strategy.

We will need to keep current our shelf registration statement and an offering prospectus relating to our at-the-market (“ATM”) facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. During the nine months ended September 30, 2020, we sold an aggregate of 1,418,551 shares of common stock under our ATM facility. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2020 was $16.6 million. As of September 30, 2020, we had an accumulated deficit of $92.9 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

We face risks related to health epidemics including but not limited to the COVID-19 pandemic which could adversely affect our business.

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

We face substantial competitive and other risks in our emetine program aimed at a therapeutic treatment for COVID-19.

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

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data.

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

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more studies to assess the safety and efficacy of our product candidates. We could decide not to pursue further development of one or all of our product candidates, depending on, among other things, the expected time, cost, and risks associated with generating any such additional data.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare or Orphan drug candidates carry additional risks, such as recruiting patients in a very small patient population.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS, in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As a result, as of September 30, 2020, we had a full-time workforce of 20 employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

We may not be able to win government, academic institution or non-profit contracts or grants, which could affect the timing or continued development of one or more of our product candidates, and emetine in particular.

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

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the U.S. and, in June 2019, we received a Complete Response Letter from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We intend to explore with the FDA other possible approaches that could provide the necessary confirmatory evidence of efficacy needed in order to seek approval. There can be no assurance that our plan will be accepted by the FDA or that we will be able to provide adequate data to meet that standard. This may also result in greater research and development expenses, regulatory issues that could further delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

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

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates.

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

We face substantial competition, which may result in others discovering, developing or commercializing products for our targeted indications before, or more successfully, than we do.

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

Risks Related to Third Parties

We rely on third-party suppliers and other third parties for manufacture of our product candidates and our dependence on these third parties may impair or delay the advancement of our research and development programs and the development of our product candidates.

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

We are a party to license or similar agreements under which we license intellectual property and receive commercialization rights relating to emetine, ACER-001, EDSIVOTM, and osanetant. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 11,912,731 shares of common stock were outstanding as of September 30, 2020. As of such date, another 1,357,163 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. As of September 30, 2020, we had not sold any shares of common stock under the purchase agreement. Subsequent to September 30, 2020 and through October 26, 2020, we have sold 300,000 shares under the purchase agreement for proceeds of $0.8 million.

We generally have the right to control the timing and amount of any sales of our shares to Lincoln Park under the purchase agreement. Sales of our common stock to Lincoln Park under the purchase agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all or only some of the shares of our common stock that may be available for us to sell pursuant to the purchase agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

As of September 30, 2020, our executive officers and directors and their affiliates beneficially owned or controlled 18% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1

Securities Purchase Agreement, dated July 24, 2020, by and between Acer Therapeutics Inc. and the investors listed on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 27, 2020).

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

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Stockholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

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

ACER THERAPEUTICS INC.

Date: November 10, 2020	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)