Form 10-Q
period 2021-03-31
Acer Therapeutics Inc.
filed 2021-05-17
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 1, 2021, there were 14,310,244 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$15,900,297	$5,761,568
Accounts receivable	10,000,000	—
Prepaid expenses and other current assets	10,507,161	679,461
Total current assets	36,407,458	6,441,029
Property and equipment, net	120,769	130,081
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	335,404	395,311
Total assets	$44,510,898	$14,613,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$428,925	$1,672,109
Accrued expenses	2,226,425	3,781,101
Deferred collaboration funding	20,715,764	—
Other current liabilities	10,664,321	692,336
Total current liabilities	34,035,435	6,145,546
Other non-current liabilities	65,818	243,808
Total liabilities	34,101,253	6,389,354
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 and 13,233,137 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,431	1,324
Additional paid-in capital	111,057,347	107,358,971
Accumulated deficit	(100,649,133)	(99,135,961)
Total stockholders’ equity	10,409,645	8,224,334
Total liabilities and stockholders’ equity	$44,510,898	$14,613,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$3,998,133	$—
Operating expenses:
Research and development	2,005,905	2,322,905
General and administrative	3,514,141	2,648,551
Total operating expenses	5,520,046	4,971,456
Loss from operations	(1,521,913)	(4,971,456)
Other income (expense), net:
Interest and other (expense) income, net	(40,163)	25,742
Foreign currency transaction gain (loss)	48,904	(2,993)
Total other income (expense), net	8,741	22,749
Net loss	$(1,513,172)	$(4,948,707)
Net loss per share - basic and diluted	$(0.11)	$(0.49)
Weighted average common shares outstanding - basic and diluted	14,139,916	10,097,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss	—	—	—	(1,513,172)	(1,513,172)
Balance March 31, 2021	14,310,244	$1,431	$111,057,347	$(100,649,133)	$10,409,645

	Three Months Ended March 31, 2020
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	$1,011	$95,287,156	$(81,199,219)	$14,088,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,513,172)	$(4,948,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	559,436	667,338
Depreciation	14,634	17,709
Non-cash interest expense	1,378	—
Changes in operating assets and liabilities
Accounts receivable	(10,000,000)	—
Prepaid expenses and other current assets	(9,827,700)	182,837
Accounts payable	(1,243,184)	(216,290)
Accrued expenses	(1,554,676)	—
Deferred collaboration funding	16,715,764	—
Other current liabilities	9,852,524	(773,267)
Net cash provided by (used in) operating activities	3,005,004	(5,070,380)
Cash flows from investing activities:
Purchase of property and equipment	(5,322)	—
Net cash used in investing activities	(5,322)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,139,047	—
Receipt of funds from secured loan	4,000,000	—
Net cash provided by financing activities	7,139,047	—
Net increase (decrease) in cash and cash equivalents	10,138,729	(5,070,380)
Cash and cash equivalents, beginning of period	5,761,568	12,077,640
Cash and cash equivalents, end of period	$15,900,297	$7,007,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-801 (osanetant) for the treatment of induced Vasomotor Symptoms (“iVMS”); and ACER-2820 (emetine), a host-directed therapy against a variety of infectious diseases, including COVID-19. The Company’s product candidates are believed to present comparatively de-risked programs, as evidenced by having one or more of the following: favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has generated revenue related to the collaboration and license agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) as described below, but has not generated any product revenue to date and may never generate any product revenue in the future.

Liquidity

The Company had an accumulated deficit of $100.6 million and cash and cash equivalents of $15.9 million as of March 31, 2021. Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2021, as compared to net cash used in operating activities of $5.1 million for the three months ended March 31, 2020.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended March 31, 2021, during multiple trading days, the Company sold an aggregate of 877,107 shares at an average gross sale price of $3.1692 per share, resulting in gross proceeds of $2.8 million. Proceeds during the three months ended March 31, 2021, net of $0.2 million of fees and offering costs, were $2.6 million.

On April 30, 2020, the Company entered into a purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to general and administrative expense along with other costs incurred in connection with entering into the purchase agreement. During the three months ended March 31, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

On July 24, 2020, the Company entered into a securities purchase agreement for the sale and issuance of an aggregate of 244,998 shares of the Company’s common stock, for an aggregate purchase price of $0.9 million, in a private placement transaction (“Private Placement”) with certain directors, officers, and employees at a price per share of $3.50. The shares of common stock issued in the Private Placement constitute “restricted securities” under the federal securities laws and were subject to a minimum six-month holding period.

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement”, together the “Agreements”) previously entered into between the Company and Relief on January 25, 2021. Pursuant to the Agreements, the Company received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief will also pay the Company up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”), although the final $10.0 million of the Development Payments is subject to a New Drug Application (“NDA”) for ACER-001 in a UCD having been accepted for review by the FDA. The Company could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for UCDs and MSUD. The terms of the Agreements are further described below in the Revenue Recognition section of Note 2, Significant Accounting Policies.

The Company’s existing cash and cash equivalents available at March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial. Of the $20.0 million of Development Payments from Relief, receipt of the final $10.0 million is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities and through a collaboration agreement. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $100.6 million as of March 31, 2021 and expects to incur further losses for the foreseeable future as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of March 31, 2021, the Company had cash and cash equivalents of $15.9 million and current liabilities of $34.0 million, which include $20.7 million associated with deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which the Company has also recorded a receivable from its insurance carriers. The Company’s cash and cash equivalents available at March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial.

The Company will need to raise additional capital to fund continued operations in the second half of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond mid-2022, including raising additional capital through either private or public equity or debt financing or non-dilutive funding, as well as using its ATM facility and/or its $15.0 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park and the Collaboration Agreement with Relief. Any amounts raised will be used for further development of its product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue Recognition

The Company’s revenues consist of activities in connection with a collaboration agreement, including a license of intellectual property. The Company evaluates the collaboration agreement to determine if for parts of the arrangement, the other party is a customer, and then determines the units of account within the collaborative arrangement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If the other party to the collaborative arrangement is not a customer for part of any distinct unit of account, and there is no other authoritative guidance which can be applied to a distinct unit of account, then the Company will recognize, measure and present the units of account based on analogy to authoritative guidance, or if no appropriate analogy exists, then based on a reasonable, rational, and consistently applied accounting policy election.

For any units of account, that fall within the scope of ASC 606, where the other party is a customer, the Company evaluates the separate performance obligation(s) under each contract, determines the transaction price, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance (2) the vendor creates or enhances an asset controlled by the customer (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and the vendor has an enforceable right to payment for performance completed to date.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

On January 25, 2021, the Company entered into the Option Agreement with Relief pursuant to which the Company granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including urea cycle disorders UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by the Company to Relief and (iii) the Company granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would terminate and the Note would have been repayable by the Company upon maturity.

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received the $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” but offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to the Company). Under the terms of the Collaboration Agreement, Relief will also pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”), the First Development Payment of $10.0 million is payable in two equal installments of $5.0 million each on or before April 30, 2021, which has been paid by Relief to Acer, and June 30, 2021. The Second Development Payment of $10.0 million is subject to an NDA for ACER-001 for a UCD having been accepted for review by the FDA. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territories”). The companies will split net profits from the Acer Territories 60%:40% in favor of Relief. Relief also licensed the rights for the rest of the world, where the Company will receive from Relief a 15% royalty on all revenues received in Relief’s territories. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for UCDs and MSUD.

The Company assessed these agreements in accordance with the authoritative literature and concluded that they meet the definition of a collaborative arrangement per ASC 808. For certain parts of the collaborative arrangement, the Company concluded that Relief represented a customer while for other parts of the agreement Relief did not represent a customer. The units of account of the collaborative arrangement where Relief does not represent a customer are outside of the scope of ASC 606. The Company also determined that the development and commercialization services and Relief’s right to 60% profit in Acer Territory is within the scope of ASC 730, with regard to funded research and development arrangements. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities.

The Company concluded the promised goods and services contained in the Collaboration Agreement, represented two distinct units of account consisting of a license in Relief Territory, and a bundled obligation for the development and commercialization of ACER-001 in Acer Territories and the payment of 60% net profit from that territory (together, the “Services”). The stand-alone selling price was estimated for each distinct unit of account.

The Company determined that the transaction price at the outset of the Collaboration Agreement would amount to $25.0 million, including the Option Fee of $1.0 million, the Reimbursement Payment of $14.0 million, and the first Development Payment of $10.0 million. The Company concluded that consistent with the evaluation of variable consideration, using the most likely amount approach, the second Development Payment as well as the milestone payments for EU marketing approvals, should be fully constrained until the contingency associated with each payment has been resolved and the Company’s NDA is accepted for review by the FDA, and Relief receives EU marketing approval, respectively.

The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services would be satisfied over time as measured using an input method of costs incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Consistent with the presentation guidance in ASC 730, the Company determined that the amount attributed to the Services each period will be recognized as contra-expense against the research and development expense and the general and administrative expense as they relate to activities governed by the Collaboration Agreement.

The Company recognizes as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At March 31, 2021, the amount of deferred collaboration funding associated with unsatisfied obligations under the Collaboration Agreement amounted to $20.7 million. The Company expects to recognize this deferred collaboration funding as it performs the Services up to the date of first commercial sale in Acer Territory. This represented $15.0 million received from Relief and $10.0 million outstanding as accounts receivable, offset by $4.0 million recognized as revenue and $0.3 million recorded as an offset to research and development expense in the period. The $10.0 million receivable under the Collaboration Agreement related to the first Development Payment, which is due in two equal installments of $5.0 million on or before April 30, 2021 and June 30, 2021, respectively.

Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $15.4 million and $5.3 million as of March 31, 2021 and December 31, 2020, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and loans payable recorded in other current liabilities and other non-current liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

The Company recognized a $4.0 million non-cash reduction in a secured loan from Relief during the period, since the Reimbursement Payment from Relief was received net of the amount of principal and interest due in connection with the secured loan.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. The Company’s goodwill is allocated to a single reporting unit. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The COVID-19 pandemic involving a respiratory illness caused by a novel coronavirus affected the worldwide economy and triggered decline in the stock markets. The Company considered potential triggering events related to COVID-19 and concluded that there was not a triggering event that would require the Company to perform further impairment analysis.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the condensed statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. Due to the lack of volatility data for the Company’s common stock, the expected volatility is based on the historical volatilities of a representative group of peer companies.

The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2021 and 2020 using the Black-Scholes option pricing model:

	2021	2020
Risk-free interest rate	0.37%	1.61%
Expected life (years)	6.25	6.25
Expected volatility	92.4%	60.0%
Dividend rate	0%	0%

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include revenue recognition, determination of stand-alone selling price, stock-based compensation, contract manufacturing accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2021 and 2020, due to a full valuation allowance recognized against its net deferred tax assets. The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three months ended March 31, 2021 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of March 31, 2021.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing, in certain cases, the need for models that required separate accounting for embedded conversion features and also amends the guidance for the derivatives scope exceptions for contracts in an entity’s own equity. This ASU also requires expanded disclosures, including additional information related to the terms and features of convertible instruments and information about events or conditions that cause conversion contingencies to be met or conversion terms to be significantly changed. The Company adopted ASU No. 2020-06 in the first quarter of 2021. There was no impact on the Company’s financial statements as a result of the adoption of this guidance.

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Computer hardware and software	$64,225	$58,903
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	270,247	264,925
Less accumulated depreciation	(149,478)	(134,844)
Property and equipment, net	$120,769	$130,081

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued contract manufacturing	$1,128,870	$1,479,771
Accrued payroll and payroll taxes	322,612	267,159
Accrued contract research and regulatory consulting	245,645	1,070,664
Accrued consulting	154,448	88,750
Accrued legal	148,508	350,517
Accrued accounting, audit, and tax fees	88,471	181,200
Accrued license fees	84,001	240,041
Accrued miscellaneous expenses	53,870	102,999
Total accrued expenses	$2,226,425	$3,781,101

5.	LEASES

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

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8% for each of the three months ended March 31, 2021 and 2020, which corresponds to the Company’s incremental borrowing rate. As of March 31, 2021, the weighted average remaining lease term was 1.2 years. For each of the three months ended March 31, 2021 and 2020, the Company recorded expense of $0.1 million related to the leases. During each of the three months ended March 31, 2021 and 2020, the Company made cash payments of $0.1 million for amounts included in the measurement of lease liabilities. The Company is reporting a right-of-use asset of $0.3 million in Other non-current assets and lease liabilities totaling $0.3 million in Other current liabilities and Other non-current liabilities as of March 31, 2021.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2021:

Undiscounted lease liabilities for years ending December 31,:
2021 (remaining)	206,630
2022	115,951
Total undiscounted lease liabilities	$322,581
Less effects of discounting	(18,177)
Total lease liabilities as of March 31, 2021	$304,404

The Company’s lease liabilities are reported on the balance sheets as follows:

	March 31, 2021	December 31, 2020
Other current liabilities	$277,003	$274,172
Other non-current liabilities	27,401	90,139
Total lease liabilities	$304,404	$364,311

6.	COMMITMENTS AND CONTINGENCIES

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received an approximately $10.0 million cash payment from Relief (the $14.0 million (“Reimbursement Payment”), offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to the Company). Under the terms of the Collaboration Agreement, Relief will also pay the Company Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the Development Payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from the Company’s territories 60%:40% in favor of Relief. Relief also licensed the rights for the rest of the world, where the Company will receive from Relief a 15% royalty on all revenues received by Relief in Relief’s territories. The Company could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for UCDs and MSUD. In connection with cancellation of the $4.0 million promissory note executed by the Company in favor of Relief on January 25, 2021, Relief released its security interest in all of the Company’s assets.

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

There can be no assurance that this PPP loan can be forgiven. The Company is reporting the liability associated with the loan as $0.5 million in Other current liabilities and $38 thousand in Other non-current liabilities and accounts for the loan according to ASC 470.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

Piper vs. Acer Therapeutics Inc.

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. The parties have reached a mutually satisfactory resolution of this dispute and the proposed settlement is pending approval of the Court. The Company has not recorded a liability as of March 31, 2021 because a potential loss is not probable or reasonably estimable given the status of the proceedings.

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al., No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and the Company moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Company filed its answer to the Second Amended Complaint on August 7, 2020, and the Court held an initial conference on August 17, 2020. After obtaining leave from the Court to do so, the Lead Plaintiff filed his Third Amended Complaint on February 4, 2021. Subsequent to March 31, 2021, the parties have reached an agreement in principle to settle this action for a payment of $8.4 million, which is subject to written documentation and Court approval. Payment of the settlement will be made by the Company’s insurance carriers. As of March 31, 2021, the Company has recognized $8.4 million for the proposed settlement as a loss in other current liabilities and also recognized a receivable from its insurance carrier of an equal amount in prepaid expenses and other current assets.

On August 12, 2019, a stockholder derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of the Company’s present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. As disclosed in a Current Report on Form 8-K filed by the Company on March 25, 2021, the parties have reached an agreement to settle all of the derivative cases. At a hearing held on May 12, 2021 in the District Court of Massachusetts, the Court administering the matter, the settlement was approved. Payment of the settlement amount of $0.5 million, plus legal fees and costs in excess of the retention (deductible) amount, will be made by the Company’s insurance carriers. As of March 31, 2021, the Company has recorded in prepaid expenses and other current assets a $1.5 million receivable from its insurance carriers and has recorded in other current liabilities an offsetting liability of the same amount for payment of the settlement of the stockholder derivative actions and for costs related to both the derivative and class action cases.

7.	STOCKHOLDERS’ EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months March 31, 2021, the Company sold an aggregate of 877,107 shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the three months ended March 31, 2021, net of $0.2 million of fees and offering costs, were $2.6 million.

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

During the three months ended March 31, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. On January 1, 2021 and 2020, 529,325 and 403,807 additional shares, respectively, were authorized according to the evergreen provision. As of March 31, 2021, 705,278 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At March 31, 2021, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At March 31, 2021, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the three months ended March 31, 2021, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2020	1,240,354	$11.16	7.8
Granted	485,000	$3.83
Cancelled/forfeited	(18,879)	$20.37
Options outstanding at March 31, 2021	1,706,475	$8.98	8.3	0.1
Options exercisable at March 31, 2021	744,714	$11.57	7.3	—

At March 31, 2021, there was $3.7 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.4 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $2.89. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended March 31,
	2021	2020
Stock-based compensation
Research and development	$168,045	$262,457
General and administrative	391,391	404,881
	$559,436	$667,338

8.	NET LOSS PER SHARE

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

As of March 31, 2021 and 2020, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	March 31,
	2021	2020
Options to purchase common stock	1,706,475	1,374,475
Total	1,706,475	1,374,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2021. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2020.

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

Summary Risk Factors

•

We will require additional financing to complete development and seek to obtain marketing approval of our product candidates other than ACER-001 and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts

•	Substantial doubt exists as to our ability to continue as a going concern
•

We entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows them to control the development and commercialization of ACER-001 in urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability

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
•

In light of the U.S. Food and Drug Administration’s (“FDA’s”) Complete Response Letter regarding our New Drug Application (“NDA”) for EDSIVO™, we halted precommercial activities while we work toward our goal of approval for EDSIVO™. Neither resubmission nor approval of our NDA for EDSIVOTM is assured. We may decide at any time not to continue development of EDSIVO™

•	We face risks related to health epidemics including but not limited to the COVID-19 pandemic which could adversely affect our business
•

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed

•

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data

•

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more studies to assess the safety and efficacy of our product candidates. We could decide not to pursue further development of one or all of our product candidates, depending on, among other things, the expected time, cost, and risks associated with generating any such additional data

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare diseases carries additional risks, such as recruiting patients in a very small patient population

•

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval

•

As an organization, we have limited experience in designing and completing clinical trials and may be unable to do so efficiently or at all for our current product candidates or any product candidate we develop

•

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained

•

We may not be able to win government, academic institution or non-profit contracts or grants, which could affect the timing or continued development of one or more of our product candidates, and emetine in particular

•

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates

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

•	If we fail to enter into strategic relationships or collaborations, our business, financial condition, commercialization prospects, and results of operations may be materially adversely affected
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

•	You may not be able to resell your shares at a profit or at all
•	We are a defendant in securities litigation, which may be costly and time-consuming to defend
•	Future sales of our common stock could cause dilution, and the sale of such common stock, or the perception that such sales may occur, could cause the price of our stock to decline
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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including UCDs and MSUD; EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; ACER-801 (osanetant) for the treatment of induced Vasomotor Symptoms (“iVMS”); and ACER-2820 (emetine), a host-directed therapy against a variety of infectious diseases, including COVID-19. Our product candidates are believed to present comparatively de-risked programs as evidenced by having one or more of the following: favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the FDA.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities and through collaboration. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $100.6 million as of March 31, 2021 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of March 31, 2021, we had cash and cash equivalents of $15.9 million and current liabilities of $34.0 million, which include $20.7 million associated with deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs for which we have also recorded a receivable from our insurance carriers. Our cash and cash equivalents available at March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are expected to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial. Of the $20.0 million of Development Payments from Relief, receipt of the final $10.0 million is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA.

We will need to raise additional capital to fund continued operations in the second half of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond mid-2022, including and raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our $15.0 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. From May 19, 2020 through the date of this report, we have raised gross proceeds of $10.0 million from the ATM facility and gross proceeds of $2.9 million from the agreement with Lincoln Park.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement”, together the “Agreements”) previously entered into between us and Relief on January 25, 2021. Pursuant to the Agreements, we received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief will also pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the Development Payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for UCDs and MSUD. The terms of the Agreements are further described in the Revenue Recognition section of Note 2 to our unaudited condensed financial statements.

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

Our revenues to date consist of activities in connection with a collaboration agreement, including a license of intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of achievement of contractually specified milestones, if at all, the timing and amount of payments relating to such milestones, as well as the extent to which any products are approved and successfully commercialized.

If our product candidates are not developed in a timely manner, if regulatory approval is not obtained for them, or if such product candidates are not commercialized, our ability to generate future revenue, and our results of operations and financial position, would be adversely affected.

Activities Associated with Collaboration Agreements

From time to time, we will recognize as a reduction to research and development expense and general and administrative expense amounts attributed to providing services to our collaboration partner for which we have been reimbursed.

Research and Development Expenses

Research and development expenses consist of costs associated with the development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, and stock-based compensation
•

external research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, consultants, and our scientific advisors

•	license fees and other direct costs of acquiring intellectual property

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

Since our inception in December 2013, we have spent a total of $56.4 million in research and development expenses through March 31, 2021. Of that amount, $31.9 million was directly related to EDSIVOTM, $15.7 million was directly related to ACER-001 offset by $0.3 million of collaboration funding, $4.6 million was directly related to emetine, $3.8 million was directly related to osanetant, and $0.4 million was related to other development activities.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and of gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. We incur interest expense from loans and notes payable. We record as part of other (expense) income, net, transaction gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the three months ended March 31, 2021, we have updated our critical accounting policies to include revenue recognition and collaboration agreements. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of our critical accounting policies and significant judgments and estimates.

Revenue Recognition

Our revenues consist of activities in connection with a collaboration agreement, including a license of intellectual property. We evaluate the collaboration agreement to determine if, for parts of the arrangement, the other party is a customer, and then determine the units of account within the collaborative arrangement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If the other party to the collaborative arrangement is not a customer for part of any distinct unit of account, and there is no other authoritative guidance which can be applied to a distinct unit of account, then we will recognize, measure and present the units of account based on analogy to authoritative guidance, or if no appropriate analogy exists, then based on a reasonable, rational, and consistently applied accounting policy election.

For any units of account that fall within the scope of ASC 606, where the other party is a customer, we evaluate the separate performance obligation(s) under each contract, determine the transaction price, allocate the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognize revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance, (2) the vendor creates or enhances an asset controlled by the customer, (3) the vendor’s performance does not create an asset for which the vendor has an alternative use, and the vendor has an enforceable right to payment for performance completed to date.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs: (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

On January 25, 2021, we entered into the Option Agreement with Relief pursuant to which we granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the us for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including urea cycle disorders UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) we received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by Acer to Relief, and (iii) we granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6.0% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would terminate and the Note would have been repayable by us upon maturity.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received the $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” but offset by repayment of the $4.0 million outstanding balance of the prior Note, plus interest earned though the date of the Collaboration Agreement, from Relief to us). Under the terms of the Collaboration Agreement, Relief will also pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). The First Development payment of $10.0 million is payable in two equal installments of $5.0 million each on or before April 30, 2021, which has been paid by Relief to Acer, and June 30, 2021. The Second Development Payment of $10.0 million is subject to an NDA for ACER-001 for a UCD having been accepted for review by the FDA. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territories”). The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all revenues received in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for UCDs and MSUD.

We assessed these agreements in accordance with the authoritative literature and concluded that they meet the definition of a collaborative arrangement per ASC 808. For certain parts of the collaborative arrangement, we concluded that Relief represented a customer while for other parts of the agreement Relief did not represent a customer. The units of account of the collaborative arrangement where Relief does not represent a customer are outside of the scope of ASC 606. We also determined that the development and commercialization services and Relief’s right to 60% profit in Acer Territory was within the scope of ASC 730, with regard to funded research and development arrangements. Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we applied the principles of ASC 606 for those units of account where Relief is a customer, and ASC 730-20 for the funded research and development activities.

We concluded the promised goods and services contained in the Collaboration Agreement represented two distinct units of account consisting of a license in Relief Territory, and a bundled obligation for the development and commercialization of ACER-001 in Acer Territories and the payment of 60% net profit from that territory (the “Services”). The stand-alone selling price was estimated for each distinct unit of account.

We determined that the transaction price at the outset of the Collaboration Agreement would amount to $25.0 million, including the Option Fee of $1.0 million, the Reimbursement Payment of $14.0 million, and the first Development Payment of $10.0 million. We concluded that consistent with the evaluation of variable consideration, using the most likely amount approach, the second Development Payment as well as the milestone payments for EU marketing approvals should be fully constrained until the contingency associated with the payment had been resolved and our NDA is accepted for review by the FDA, and Relief receives EU marketing approval, respectively.

The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. We also determined that the Services would be satisfied over time as measured using an input method of costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Consistent with the presentation guidance in ASC 730, we determined that the amount attributed to the Services each period will be recognized as contra-expense against the research and development and the general and administrative expense as it relates to activities governed by the Collaboration Agreement.

We recognized as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At March 31, 2021, the amount of deferred collaboration funding associated with unsatisfied obligations under the Collaboration Agreement amounted to $20.7 million. We expect to recognize this deferred collaboration funding as we perform the Services up to the date of first commercial sale in Acer Territory. This represented $15.0 million received from Relief and $10.0 million outstanding as accounts receivable, offset by $4.0 million recognized as revenue and $0.3 million recorded as an offset to research and development expense in the period. The $10.0 million receivable under the Collaboration Agreement related to the first Development Payment, which is due in two equal installments of $5.0 million on or before April 30, 2021 and June 30, 2021, respectively.

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

Stock-Based Compensation

We account for stock-based compensation expense related to stock options under our 2018 Stock Incentive Plan, our 2013 Stock Incentive Plan, as amended, and our 2010 Stock Incentive Plan, as amended and restated, by estimating the fair value of each stock option on the date of grant using the Black-Scholes model, which involves making the selection of inputs such as expected volatility of our stock, the anticipated term of the option, and a risk-free interest rate. The establishment of these inputs inherently requires judgment and estimates and can change from time to time depending on market risk factors and actual experience. We recognize stock-based compensation expense for stock options and restricted stock units on a straight-line basis over the vesting term.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in each of the three months ended March 31, 2021 and 2020. At March 31, 2021, our accounts payable and accrued expenses included $0.2 million for costs associated with preclinical or clinical study expense. At March 31, 2020, there were no material accruals for preclinical or clinical study expense.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Revenue	$3,998,133	$—	$3,998,133	N/A
Operating expenses:
Research and development	2,005,905	2,322,905	(317,000)	(14)%
General and administrative	3,514,141	2,648,551	865,590	33%
Loss from operations	(1,521,913)	(4,971,456)	3,449,543	(69)%
Total other income (expense), net	8,741	22,749	(14,008)	(62)%
Net loss	$(1,513,172)	$(4,948,707)	$3,435,535	(69)%

Revenue

We recognized revenue of $4.0 million during the three months ended March 31, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief signed during the quarter.

Research and Development Expenses

Research and development expenses were $2.0 million for the three months ended March 31, 2021, as compared to $2.3 million for the three months ended March 31, 2020. An increase in employee-related expenses, which was driven by bonuses expensed during the quarter, was offset by a decrease in expenses for contract research and contract manufacturing, as well as an offset of $0.3 million associated with the recognition of collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the three months ended March 31, 2021 were primarily comprised of $1.2 million related to ACER-001 offset by $0.3 million of collaboration funding, $0.5 million related to osanetant, $0.4 million related to emetine, and $0.2 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2021, as compared to $2.6 million for the three months ended March 31, 2020. This increase of $0.9 million was primarily due to an increase in employee-related expenses, which was driven by bonuses expensed during the quarter, partially offset by a decrease in expenses related to precommercial activities.

Other Income (Expense), Net

Other income (expense), net of $9 thousand during the three months ended March 31, 2021 was primarily attributable to foreign currency gain, partially offset by interest expense. Other income (expense), net of $23 thousand during the three months ended March 31, 2020 was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2021, we have raised net cash proceeds of $95.5 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of March 31, 2021, we had $15.9 million in cash and cash equivalents and current liabilities aggregating to $34.0 million, which include $20.7 million associated with deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. Our net loss for the three months ended March 31, 2021 and 2020 was $1.5 million and $4.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $100.6 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$3,005,004	$(5,070,380)
Investing activities	(5,322)	—
Financing activities	7,139,047	—
Net increase (decrease) in cash and cash equivalents	$10,138,729	$(5,070,380)

Operating Activities

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2021, as compared to net cash used by operating activities of $5.1 million for the three months ended March 31, 2020. The increase of $8.1 million was primarily the result of a $16.7 increase in deferred collaboration funding related to cash received from Relief, partially offset by a $10.0 million increase in accounts receivable related to Relief, both pursuant to the Agreements. The increase in net cash provided by operating activities was further attributable to a decrease in net loss, partially offset by decreases in accounts payable and accrued expenses. We have recorded in prepaid expenses and other current assets a $9.8 million receivable from our insurance carriers for costs related to the settlement of the securities class action and the stockholder derivative actions and have recorded in other current liabilities an offsetting liability of the same amount for payment of the costs related to the settlements of the securities class action and the stockholder derivative actions.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2021 and was comprised of proceeds from the issuance of common stock, net of issuance costs, as well as $4.0 million received from the secured loan from Relief which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement.

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

As of March 31, 2021, we had $15.9 million in cash and cash equivalents and current liabilities of $34.0 million, which include $20.7 million associated with deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents on hand as of March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received the Reimbursement Payment of approximately $10.0 million in cash from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief will also pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the Development Payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all revenues received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for UCDs and MSUD. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

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

On April 30, 2020, we entered into a $15.0 million purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the three months ended March 31, 2021, we sold 200,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time. During the three months ended March 31, 2021, we sold an aggregate of 877,107 shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the three months ended March 31, 2021, net of $0.2 million of fees and offering costs, were $2.6 million. From May 19, 2020 through the date of this report, we have sold an aggregate of 2,716,064 shares of common stock through the ATM for net proceeds of $9.5 million.

In June 2019, in order to reduce operating expenses and conserve cash resources following the receipt of the FDA’s Complete Response Letter, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities of EDSIVO™. We recorded a one-time severance-related charge of $1.5 million associated with the workforce reduction. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation. In its Appeal Denied letter, the Office of New Drugs referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. We believe we have identified a plan to collect additional data that supports the results from the COL3A1-positive analysis from the BBEST trial and could help meet the standard set forth in the FDA Guidance document issued in December 2019. We met with the FDA during the second quarter of 2021 to discuss our proposed plan to provide sufficient confirmatory evidence and are awaiting meeting minutes. If successful, data provided under our proposal could potentially satisfy the additional confirmatory evidence needed to support a resubmission of our NDA, assuming the additional data analysis is positive. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of emetine we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

We expect to incur significant expenses and operating losses for at least the foreseeable future as we initiate and continue the clinical development of, seek regulatory approval for, and potentially commercialize (if approved) our product candidates. In addition, operating as a publicly traded company involves upgrading financial information systems and incurring costs associated with operating as a public company. We expect that our operating losses will fluctuate significantly from quarter-to-quarter and year-to-year due to the timing of clinical development programs, efforts to achieve regulatory approval, and planning for potential commercialization (if approved) of our product candidates.

Until we can generate a sufficient amount of product sales revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing, non-dilutive funding, and strategic alliances. Other than the purchase agreement we entered into with Lincoln Park, which is subject to certain limitations and conditions, and our ATM facility, we do not maintain any lines of credit or have any sources of debt or equity capital committed for funding.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the next 12 months, including raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our equity line facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief (the $14.0 million Reimbursement Payment, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief will also pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the Development Payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief also licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all revenues received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for UCDs and MSUD. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved various claims and legal proceedings relating to claims arising out of our operations.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2021, we had an accumulated deficit of $100.6 million, cash and cash equivalents of $15.9 million and current liabilities of $34.0 million, which include $20.7 million associated with deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. As discussed above, we believe that our cash and cash equivalents currently on hand, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, will be sufficient to fund our anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results, and costs of researching and developing our current product candidates and future product candidates, if any, including conducting preclinical and clinical trials
•	the cost of seeking regulatory and marketing approvals and reimbursement for our product candidates and future product candidates, if any
•

the cost of commercialization activities if our current product candidates and future product candidates, if any, are approved for sale, including marketing, sales and distribution costs, and preparedness of our corporate infrastructure

•	the cost of manufacturing current product candidates and future product candidates, if any, that we obtain approval for and successfully commercialize

•

the timing, receipt, and amount of payments we may receive from Relief under the Collaboration Agreement, including the final $10.0 million of the development payments, which is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA

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

As of March 31, 2021, we had an accumulated deficit of $100.6 million, cash and cash equivalents of $15.9 million, and current liabilities of $34.0 million, which include $20.7 million associated with deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents currently on hand, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We entered into the Collaboration Agreement with Relief which allows them to control the development and commercialization of ACER-001 in UCDs and MSUD in territories other than the United States, Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement previously entered into between Acer and Relief on January 25, 2021 which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to Acer). Under the terms of the Collaboration Agreement, Relief will also pay us up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the development payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from Acer’s territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all revenues received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European (“EU”) marketing approvals of ACER-001 for UCDs and MSUD.

The rights we have relinquished to our product candidate ACER-001 in the applicable territories, including development and commercialization rights, may impact our ability to generate revenues and achieve or sustain profitability. We are reliant on Relief’s resources and efforts with respect to ACER-001 in UCDs and MSUD in their applicable territories, including the pace at which Relief moves forward with development and commercialization. Relief may fail to develop or successfully commercialize ACER-001 for a variety of reasons, including that Relief:

•	does not have sufficient resources or decides not to devote the necessary resources due to internal constraints such as limited cash or human resources
•	decides to pursue a competitive potential product
•	cannot obtain the necessary regulatory approvals
•	determines that the market opportunity is not attractive, or
•	cannot manufacture or obtain the necessary materials in sufficient quantities from multiple sources or at a reasonable cost

If Relief does not pursue development and successfully commercialize ACER-001 in the applicable territories, our ability to generate revenues and achieve or sustain profitability could be significantly hindered and may have a material adverse impact on our financial condition and results of operations.

Funding from our purchase agreement with Lincoln Park may be limited or be insufficient to fund our operations or implement our strategy.

Under our purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

The extent to which we rely on Lincoln Park as a source of funding will depend on a number of factors, including the amount of working capital needed, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. We may also need to file one or more additional registration statements to register shares for resale under the terms of the purchase agreement and keep current an offering prospectus. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we would need to secure another source of funding in order to satisfy our working capital needs. Even if we were to receive all $15.0 million in proceeds under the purchase agreement with Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Funding from our ATM facility with JonesTrading and Roth Capital may be limited or may be insufficient to fund our operations or to implement our strategy.

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. From May 19, 2020 through the date of this report, we have sold an aggregate of 2,716,064 shares of common stock under our ATM facility for net proceeds of $9.5 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2021 was $1.5 million. As of March 31, 2021, we had an accumulated deficit of $100.6 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

While we have generated revenue related to the Collaboration Agreement with Relief, we have not generated any revenues from commercial sales of any of our current product candidates. Our ability to generate product revenue depends upon our ability to successfully identify, develop and commercialize these product candidates or other product candidates that we may develop, in-license or acquire in the future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

•	successfully complete research and clinical development of current and future product candidates
•	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of product candidates
•	obtain regulatory approval from relevant regulatory authorities in jurisdictions where we intend to market our product candidates
•

launch and commercialize future product candidates for which we obtain marketing approval, if any, and if launched independently, successfully establish a sales force and medical affairs, marketing, and distribution infrastructure

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

In light of the FDA’s Complete Response Letter regarding our NDA for EDSIVO™, we halted precommercial activities while we work toward our goal of approval for EDSIVO™. Neither resubmission nor approval of our NDA for EDSIVOTM is assured. We may decide at any time not to continue development of EDSIVO™.

In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”). The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of certain clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. We believe we have identified a plan to collect additional data that supports the results from the COL3A1-positive analysis from the BBEST trial and could help meet the standard set forth in the FDA Guidance document issued in December 2019. We met with the FDA during the second quarter of 2021 to discuss our proposed plan to provide sufficient confirmatory evidence and are awaiting meeting minutes. If successful, data provided under our proposal could potentially satisfy the additional confirmatory evidence needed to support a resubmission of our NDA, assuming the additional data analysis is positive. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing, or approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVOTM.

We have incurred, and expect to continue to incur, increased costs and risks as a result of being a public company.

As a public company, we are required to comply with the Sarbanes-Oxley Act of 2002 (“SOX”), as well as rules and regulations implemented by the Securities and Exchange Commission (“SEC”) and The Nasdaq Capital Market (“Nasdaq”). Changes in the laws and regulations affecting public companies, including the provisions of SOX and rules adopted by the SEC and by Nasdaq, have resulted in, and will continue to result in, increased costs as we respond to their requirements. Given the risks inherent in the design and operation of internal controls over financial reporting, the effectiveness of our internal controls over financial reporting is uncertain. If our internal controls are not designed or operating effectively, we may not be able to conclude an evaluation of our internal control over financial reporting as required or we or our independent registered public accounting firm may determine that our internal control over financial reporting was not effective. We currently have a very limited workforce, and it may be difficult to adhere to appropriate internal controls over financial reporting or disclosure controls with such limited staffing. We are not yet subject to the provisions of section 404(b) of SOX, which would require our independent registered public accounting firm’s attestation on management’s assessment of internal controls over financial reporting. Investors may lose confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and which could affect our ability to run our business effectively. Being a public company could also make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees, and as executive officers.

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

The extent to which the COVID-19 pandemic will continue to affect our business, results of operations, and financial condition is difficult to predict. The outbreak could potentially affect the business of the FDA, European Medicines Agency (“EMA”) or other health authorities, which could result in delays in meetings related to our product candidates and our planned clinical trials and ultimately in the review and approval of our product candidates. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials, thereby making recruitment more difficult and competitive. Prolonged disruptions to businesses, manufacturing and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to material adverse effects on our business operations, including layoffs and/or suspension of our business operations. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when and in the amount needed. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, any COVID-19 infection of any of our employees could have a significant impact on our ability to conduct business.

We face substantial competitive and other risks in our emetine program, aimed against a variety of infectious diseases including COVID-19, and we may be unable to raise non-dilutive capital to continue the program.

We have a development program for emetine, a host-directed therapy against a variety of infectious diseases, including COVID-19. There are many companies addressing COVID-19, both in therapeutic treatment and vaccines, many of which have significantly greater resources and capital than we do. Recent positive events in the development of one or more vaccines may reduce the demand for therapeutic products addressing COVID-19. The competition for funding research and development in this disease is intense and most of our competitors have greater resources available to them. Regulatory requirements in this area are in flux and will likely remain uncertain. Further advancement of the emetine program in COVID-19 and other infectious diseases is dependent on our ability to raise non-dilutive capital. There can be no assurance that we will be able to obtain adequate financing to carry out our development plan or that, even if funding is obtained, our development of emetine will be successful, timely, and accepted by appropriate regulatory authorities.

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

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the U.S., where the sponsor of the product candidate (i.e., the applicant for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate. Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the U.S. for our product candidates (including ACER-001 and EDSIVO™) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or the FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that the FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and the FDA may require us to generate additional data to support the safety and efficacy of our product candidates. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted precommercial activities for EDSIVO™ as part of a corporate restructuring initiative. We may be required to conduct substantial new research and development activities beyond those we currently plan to conduct. Such additional new research and development activities would be costly and time-consuming and there is no assurance that such data generated from such additional activities would be sufficient to seek or obtain approval. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. We believe we have identified a plan to collect additional data that supports the results from the COL3A1-positive analysis from the BBEST trial and could help meet the standard set forth in the FDA Guidance document issued in December 2019. We met with the FDA during the second quarter of 2021 to discuss our proposed plan to provide sufficient confirmatory evidence and are awaiting meeting minutes. If successful, data provided under our proposal could potentially satisfy the additional confirmatory evidence needed to support a resubmission of our NDA, assuming the additional data analysis is positive. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the Complete Response Letter, we have currently halted precommercial activities for EDSIVO™ as part of a corporate restructuring initiative. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. We believe we have identified a plan to collect additional data that supports the results from the COL3A1-positive analysis from the BBEST trial and could help meet the standard set forth in the FDA Guidance document issued in December 2019. We met with the FDA during the second quarter of 2021 to discuss our proposed plan to provide sufficient confirmatory evidence and are awaiting meeting minutes. If successful, data provided under our proposal could potentially satisfy the additional confirmatory evidence needed to support a resubmission of our NDA, assuming the additional data analysis is positive. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare diseases carries additional risks, such as recruiting patients in a very small patient population.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of March 31, 2021, we had a workforce of 21 full-time employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to the FDA in 1987, however, the NDA was withdrawn prior to review. Celiprolol has, however, been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. In June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to the FDA’s Office of New Drugs appealing the FDA’s decision outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence. We believe we have identified a plan to collect additional data that supports the results from the COL3A1-positive analysis from the BBEST trial and could help meet the standard set forth in the FDA Guidance document issued in December 2019. We met with the FDA during the second quarter of 2021 to discuss our proposed plan to provide sufficient confirmatory evidence and are awaiting meeting minutes. If successful, data provided under our proposal could potentially satisfy the additional confirmatory evidence needed to support a resubmission of our NDA, assuming the additional data analysis is positive. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing, or approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™. The novelty of this product candidate may continue to lengthen the regulatory review process, ultimately require the conduct of one or more additional studies or clinical trials as a prerequisite to approval (although we do not presently intend to conduct any such studies or trials), increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization, or lead to significant post-approval limitations or restrictions. There is also an increased risk that previously unknown or unanticipated adverse effects could be discovered during any clinical trials and beyond. Any such events could have a material adverse impact on our business prospects, financial condition and results of operations.

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

We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product sales revenue.

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
•

our ability to sell shares of common stock to Lincoln Park pursuant to the terms of the purchase agreement and our ability to register and maintain the registration of the shares issued and issuable thereunder

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock. As noted, the short-, medium-, and long-term impacts of the COVID-19 pandemic on the U.S. and global economies generally, and on our business specifically, are difficult to predict.

We are a defendant in securities litigation, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint and several stockholder derivative actions as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™. See Item 1 – Legal Proceedings for additional information. Regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 14,310,244 shares of common stock were outstanding as of March 31, 2021. As of such date, another 1,706,475 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

As of March 31, 2021, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1

Employment Agreement, dated February 1, 2021 by and between Acer Therapeutics Inc. and Jefferson E. Davis (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed March 1, 2021).

10.2

Collaboration and License Agreement, dated March 19, 2021, by and between Acer Therapeutics Inc. and Relief Therapeutics Holding AG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 22, 2021).

10.3t*	Exclusive License Agreement, dated as of April 4, 2014, by and between Acer Therapeutics Inc. and Baylor College of Medicine.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

Financial statements from the Quarterly Report on Form 10-Q of the Company as of and for the period ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Changes in Stockholders’ Equity; (iv) Condensed Statements of Cash Flows; and (v) Notes to Condensed Financial Statements.

t	Portions of the exhibit have been omitted for confidential treatment.
*	Filed herewith.
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

ACER THERAPEUTICS INC.

Date: May 17, 2021	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)