Form 10-Q
period 2021-06-30
Acer Therapeutics Inc.
filed 2021-08-10
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 1, 2021, there were 14,310,244 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the six months ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,128,332	$5,761,568
Prepaid expenses	428,123	679,461
Other current assets	9,395,172	—
Total current assets	31,951,627	6,441,029
Property and equipment, net	112,666	130,081
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	272,632	395,311
Total assets	$39,984,192	$14,613,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808,455	$1,672,109
Accrued expenses	1,499,287	3,781,101
Deferred collaboration funding	19,251,394	—
Other current liabilities	9,648,020	692,336
Total current liabilities	32,207,156	6,145,546
Other non-current liabilities	—	243,808
Total liabilities	32,207,156	6,389,354
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 and 13,233,137 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,431	1,324
Additional paid-in capital	111,652,010	107,358,971
Accumulated deficit	(103,876,405)	(99,135,961)
Total stockholders’ equity	7,777,036	8,224,334
Total liabilities and stockholders’ equity	$39,984,192	$14,613,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$—	$—	$3,998,133	$—
Operating expenses:
Research and development (in the three and six months ended June 30, 2021, net of collaboration funding of $926,247 and $1,212,350, respectively)	1,460,975	2,816,749	3,466,880	5,139,653
General and administrative (in each of the three and six months ended June 30, 2021, net of collaboration funding of $543,987)	2,327,055	2,953,137	5,841,196	5,601,688
Total operating expenses	3,788,030	5,769,886	9,308,076	10,741,341
Loss from operations	(3,788,030)	(5,769,886)	(5,309,943)	(10,741,341)
Other income (expense), net:
Interest and other income (expense), net	564,914	(2,317)	524,751	21,801
Foreign currency transaction (loss) gain	(4,156)	1,402	44,748	33
Total other income (expense), net	560,758	(915)	569,499	21,834
Net loss	$(3,227,272)	$(5,770,801)	$(4,740,444)	$(10,719,507)
Net loss per share - basic and diluted	$(0.23)	$(0.56)	$(0.33)	$(1.05)
Weighted average common shares outstanding - basic and diluted	14,310,244	10,365,767	14,225,551	10,231,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss	—	—	—	(1,513,172)	(1,513,172)
Balance March 31, 2021	14,310,244	1,431	111,057,347	(100,649,133)	10,409,645
Stock-based compensation	—	—	594,663	—	594,663
Net loss	—	—	—	(3,227,272)	(3,227,272)
Balance June 30, 2021	14,310,244	$1,431	$111,652,010	$(103,876,405)	$7,777,036

	Three and Six Months Ended June 30, 2020
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	1,011	95,287,156	(81,199,219)	14,088,948
Issuance of common stock through at-the-market facility; net of issuance costs	363,549	36	1,941,059	—	1,941,095
Issuance of common stock for commitment fee	148,148	15	355,540	—	355,555
Stock-based compensation	—	—	603,574		603,574
Net loss				(5,770,801)	(5,770,801)
Balance June 30, 2020	10,612,731	$1,062	$98,187,329	$(86,970,020)	$11,218,371

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,740,444)	$(10,719,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,154,099	1,270,912
Depreciation	32,637	35,419
Gain on extinguishment of debt	(568,909)	—
Fair value of share issued for commitment fee	—	355,555
Non-cash interest expense	2,756	917
Changes in operating assets and liabilities
Prepaid expenses	251,338	332,352
Other current assets	(9,395,172)	—
Accounts payable	136,346	(126,624)
Accrued expenses	(2,281,814)	150,623
Deferred collaboration funding	15,251,394	—
Other current liabilities	9,400,708	—
Net cash provided by (used in) operating activities	9,242,939	(8,700,353)
Cash flows from investing activities:
Purchase of property and equipment	(15,222)	—
Net cash used in investing activities	(15,222)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,139,047	1,941,095
Proceeds from Paycheck Protection Program loan	—	562,479
Receipt of funds from secured loan	4,000,000	—
Net cash provided by financing activities	7,139,047	2,503,574
Net increase (decrease) in cash and cash equivalents	16,366,764	(6,196,779)
Cash and cash equivalents, beginning of period	5,761,568	12,077,640
Cash and cash equivalents, end of period	$22,128,332	$5,880,861

Non-cash financing activities:
Extinguishment of debt	$568,909	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of infectious diseases, including COVID-19. The Company’s product candidates are believed to present comparatively de-risked programs, as evidenced by having one or more of the following: favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated paths for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has generated revenue related to the collaboration and license agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) as described below but has not generated any product revenue to date and may never generate any product revenue in the future.

Liquidity

The Company had an accumulated deficit of $103.9 million and cash and cash equivalents of $22.1 million as of June 30, 2021. Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2021, as compared to net cash used in operating activities of $8.7 million for the six months ended June 30, 2020.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended June 30, 2021, the Company did not sell any shares through its ATM facility. During the six months ended June 30, 2021, during multiple trading days, the Company sold an aggregate of 877,107 shares at an average gross sale price of $3.1692 per share, resulting in gross proceeds of $2.8 million. Proceeds during the six months ended June 30, 2021, net of $0.2 million of fees and offering costs, were $2.6 million.

On April 30, 2020, the Company entered into a purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of June 30, 2021. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to general and administrative expense along with other costs incurred in connection with entering into the purchase agreement. During the three months ended June 30, 2021, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. During the six months ended June 30, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between the Company and Relief on January 25, 2021. Pursuant to the Agreements, the Company received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company is contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting a New Drug Application (“NDA”) for ACER-001 in a UCD for filing and review. Should that payment not occur, the Company’s development plans could be affected unless it is able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. The Company could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for a UCD and MSUD. The terms of the Agreements are further described below in the Revenue Recognition section of Note 2, Significant Accounting Policies.

The Company’s existing cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities and through a collaboration agreement. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $103.9 million as of June 30, 2021 and expects to incur further losses for the foreseeable future as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of June 30, 2021, the Company had cash and cash equivalents of $22.1 million and current liabilities of $32.2 million, which include $19.3 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which the Company has also recorded a receivable from its insurance carriers. The Company’s cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

The Company will need to raise additional capital to fund continued operations in the second half of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond mid-2022, including raising additional capital through either private or public equity or debt financing or non-dilutive funding, as well as using its ATM facility and/or its remaining $12.1 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park and the Collaboration Agreement with Relief. Any amounts raised will be used for further development of its product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

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

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition and Accounting for Collaboration Agreements

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

For any units of account that fall within the scope of ASC 606, where the other party is a customer, the Company evaluates the separate performance obligation(s) under each contract, determines the transaction price, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance; (2) the vendor creates or enhances an asset controlled by the customer; (3) the vendor’s performance does not create an asset for which the vendor has an alternative use; and (4) the vendor has an enforceable right to payment for performance completed to date.

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs: (i) the subsequent sale or usage occurs; or (ii) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received the $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” but offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to the Company). Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Second Development Payment of $10.0 million is conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, the Company’s development plans could be affected unless it is able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territories”). The companies will split net profits from the Acer Territories 60%:40% in favor of Relief. Relief also licensed the rights for the rest of the world, where the Company will receive from Relief a 15% royalty on all net sales received in Relief’s territories. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD.

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

The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using an input method of costs incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Consistent with the presentation guidance in ASC 730, the Company determined that the amount attributed to the Services associated with the allocation of the initial transaction price each period will be recognized as contra-expense against the research and development expense and the general and administrative expense as they relate to activities governed by the Collaboration Agreement.

The Company recognizes as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At June 30, 2021, the amount of deferred collaboration funding associated with unsatisfied obligations under the Collaboration Agreement amounted to $19.3 million. The Company expects to recognize this deferred collaboration funding as it performs the Services up to the date of first commercial sale in Acer Territory. This represents $25.0 million received from Relief, offset by $4.0 million recognized as license revenue and $1.2 million recorded as an offset to research and development expenses and $0.5 million recorded as an offset to general and administrative expenses during the six months ended June 30, 2021.

Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $21.6 million and $5.3 million as of June 30, 2021 and December 31, 2020, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and loans payable recorded in other current liabilities and other non-current liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

The Company recognized a $4.0 million non-cash reduction in a secured loan from Relief during the six months ended June 30, 2021, since the Reimbursement Payment from Relief was received net of the amount of principal and interest due in connection with the secured loan.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. The Company’s goodwill is allocated to a single reporting unit. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The COVID-19 pandemic involving a respiratory illness caused by a novel coronavirus affected the worldwide economy and triggered decline in the stock markets in 2020. The Company considered potential triggering events related to COVID-19 and concluded that there was not a triggering event that would require the Company to perform further impairment analysis.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the condensed statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. Due to the lack of volatility data for the Company’s common stock, the expected volatility is based on the historical volatilities of a representative group of peer companies. The Company records the impact of forfeitures as they occur.

The following assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2021 and 2020 using the Black-Scholes option pricing model:

	2021	2020
Risk-free interest rate	0.37%- 0.62%	1.14%-1.61%
Expected life (years)	6.25	6.25
Expected volatility	92.4%	60.0%
Dividend rate	0%	0%

Research and Development

Research and development costs are expensed as incurred and include compensation and related benefits, license fees and outside contracted research and manufacturing consultants. The Company sometimes makes nonrefundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as an expense in the period that the goods are received or when the services are performed.

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its financial statements based on certain facts and circumstances at that time. The accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to research and development expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s overall financial statements, subsequent changes in estimates may result in a material change in the Company’s accruals. No material changes in estimates were recognized in each of the six months ended June 30, 2021 and 2020. At June 30, 2021, accounts payable and accrued expenses included $0.4 million for costs associated with preclinical or clinical study expense. At June 30, 2020, there were no material accruals for preclinical or clinical study expense.

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. Estimates having relatively higher significance include revenue recognition, determination of stand-alone selling price, estimates of costs to complete collaboration activities, stock-based compensation, contract manufacturing accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Income Taxes

The Company recorded no income tax expense or benefit during the three and six months ended June 30, 2021 and 2020, due to a full valuation allowance recognized against its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three and six months ended June 30, 2021 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of June 30, 2021.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing, in certain cases, the need for models that required separate accounting for embedded conversion features and also amends the guidance for the derivatives scope exceptions for contracts in an entity’s own equity. This ASU also requires expanded disclosures, including additional information related to the terms and features of convertible instruments and information about events or conditions that cause conversion contingencies to be met or conversion terms to be significantly changed. The Company early adopted ASU No. 2020-06 in the first quarter of 2021. There was no impact on the Company’s financial statements as a result of the adoption of this guidance.
3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Computer hardware and software	$74,125	$58,903
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	280,147	264,925
Less accumulated depreciation	(167,481)	(134,844)
Property and equipment, net	$112,666	$130,081

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued contract research and regulatory consulting	$433,251	$1,070,664
Accrued payroll and payroll taxes	360,589	267,159
Accrued consulting	282,339	88,750
Accrued accounting, audit, and tax fees	148,000	181,200
Accrued contract manufacturing	98,050	1,479,771
Accrued license fees	77,704	240,041
Accrued legal	73,675	350,517
Accrued miscellaneous expenses	25,679	102,999
Total accrued expenses	$1,499,287	$3,781,101

5.	LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”), commencing on October 1, 2018, for certain premises which consist of 2,760 square feet of office space located in Newton, Massachusetts (the “Newton Premises”) to serve as its corporate headquarters. On March 5, 2019, the Company entered into an amendment to the Newton Lease to add an additional 1,600 square feet of office space, commencing on June 1, 2019, located in Newton, Massachusetts (the “Additional Newton Premises”) to serve as additional space for its corporate headquarters. The term of the leases for the Newton Premises and the Additional Newton Premises expires on May 31, 2022. In addition, the Company is required to share in certain taxes and operating expenses of the Newton Premises and the Additional Newton Premises.

The Company entered into a Triple Net Lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon (the “Bend Premises”) to serve as a satellite facility. On April 23, 2019, the Company entered into an amendment to the Bend Lease to add an additional 1,389 square feet of office space, commencing on May 1, 2019, located in Bend, Oregon (the “Additional Bend Premises”). The term of the lease for the Bend Premises and the Additional Bend Premises expires on May 31, 2022 (the “Bend Term”). The Company has an option to extend the Bend Term for up to two additional periods of three years and a right of first refusal to lease an additional suite in the same building.

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8% for each of the three and six months ended June 30, 2021 and 2020, which corresponds to the Company’s incremental borrowing rate. As of June 30, 2021, the weighted average remaining lease term was 0.9 years. For each of the three and six months ended June 30, 2021 and 2020, the Company recorded expense of $0.1 million related to the leases. During each of the three and six months ended June 30, 2021 and 2020, the Company made cash payments of $0.1 million for amounts included in the measurement of lease liabilities. The Company is reporting a right-of-use asset of $0.2 million in Other non-current assets and lease liabilities totaling $0.2 million in Other current liabilities as of June 30, 2021.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of June 30, 2021:

Undiscounted lease liabilities for years ending December 31,:
2021 (remaining)	$138,452
2022	115,951
Total undiscounted lease liabilities	254,403
Less effects of discounting	(12,771)
Total lease liabilities as of June 30, 2021	$241,632

The Company’s lease liabilities are reported on the balance sheets as follows:

	June 30, 2021	December 31, 2020
Other current liabilities	$241,632	$274,172
Other non-current liabilities	—	90,139
Total lease liabilities	$241,632	$364,311

6.	COMMITMENTS AND CONTINGENCIES

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

In December 2018, the Company entered into an exclusive license agreement with Sanofi granting the Company worldwide rights to ACER-801, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement required the Company to make a certain upfront payment to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of ACER-801 over the royalty term. The Company plans to initially pursue development of ACER-801 as a potential treatment for iVMS.

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received an approximately $10.0 million cash payment from Relief (the $14.0 million (“Reimbursement Payment”), offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to the Company). Under the terms of the Collaboration Agreement, Relief committed to pay the Company Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company is contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, the Company’s development plans could be affected unless it is able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from the Company’s territories 60%:40% in favor of Relief. Relief also licensed the rights for the rest of the world, where the Company will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. The Company could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with cancellation of the $4.0 million promissory note executed by the Company in favor of Relief on January 25, 2021, Relief released its security interest in all of the Company’s assets.

Paycheck Protection Program (“PPP”) Loan

On April 11, 2020, the Company was advised that its principal bank, JPMorgan Chase Bank, N.A., had approved a $0.6 million loan under the PPP pursuant to the CARES Act that was signed into law on March 27, 2020.

As a U.S. small business, the Company qualified for the PPP, which allows businesses and nonprofits with fewer than 500 employees to obtain loans of up to $10 million to incent companies to maintain their workers as they manage the business disruptions caused by the COVID-19 pandemic.

The loan, evidenced by a promissory note to JPMorgan Chase Bank, N.A. as lender, had a term of two years, was unsecured, and was guaranteed by the Small Business Administration. The loan bore interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of a loan may be forgiven if at least 75% of the loan proceeds are used by the Company to cover payroll costs, including benefits, and if the Company maintains its employment and compensation within certain parameters during the period following the loan origination date and complies with other relevant conditions. On June 5, 2020, the Payroll Protection Flexibility Act of 2020 was signed into law, adjusting certain terms of the loans issued under the PPP, including extending the initial deferral period from six to up to ten months, reducing from 75% to 60% the portion of loan proceeds required to be used to cover payroll costs, and allowing borrowers to elect a 24-week rather than an eight-week period related to employment and compensation provisions.

The Company accounted for the loan according to ASC 470. As of December 31, 2020, the Company reported the liability associated with the loan as $0.4 million in Other current liabilities and $0.2 million in Other non-current liabilities. The Company was advised by JPMorgan Chase Bank, N.A. that the principal and interest associated with its PPP loan were forgiven in full as of June 10, 2021. As a result, during the three months ended June 30, 2021, the Company recognized a gain on extinguishment of debt of $0.6 million in Interest and other income (expense), net representing the principal and accrued interest for the PPP loan.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

Piper vs. Acer Therapeutics Inc.

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. The parties have reached a mutually satisfactory resolution of this dispute and a stipulation of discontinuance with prejudice has been filed by the parties. The Company has not recorded a liability as of June 30, 2021 because a potential loss is not probable or reasonably estimable given the status of the proceedings.

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al., No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and the Company moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Company filed its answer to the Second Amended Complaint on August 7, 2020, and the Court held an initial conference on August 17, 2020. After obtaining leave from the Court to do so, the Lead Plaintiff filed his Third Amended Complaint on February 4, 2021. The parties reached an agreement in principle to settle this action for a payment of $8.4 million, which is subject to Court approval. Payment of the settlement will be made by the Company’s insurance carriers. As of June 30, 2021, the Company has recognized $8.4 million for the proposed settlement as a loss in other current liabilities and also recognized a receivable from its insurance carrier of an equal amount in other current assets.

On August 12, 2019, a stockholder derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of the Company’s present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. As disclosed in a Current Report on Form 8-K filed by the Company on March 25, 2021, the parties reached an agreement to settle all of the derivative cases. At a hearing held on May 12, 2021 in the District Court of Massachusetts, the Court administering the matter, the settlement was approved. Payment of the settlement amount of $0.5 million, plus legal fees and costs in excess of the retention (deductible) amount, has been made by the Company’s insurance carriers. As of June 30, 2021, the Company has recorded in other current assets a $1.0 million receivable from its insurance carriers and has recorded in other current liabilities an offsetting liability of the same amount for payment of the settlement of the stockholder derivative actions and for costs related to both the derivative and class action cases.

7.	STOCKHOLDERS’ EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended June 30, 2021, the Company did not sell any shares through its ATM facility. During the six months ended June 30, 2021, the Company sold an aggregate of 877,107 shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the six months ended June 30, 2021, net of $0.2 million of fees and offering costs, were $2.6 million.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into a purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of June 30, 2021. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

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

During the three months ended June 30, 2021, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. During the six months ended June 30, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. As of June 30, 2021, 660,278 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At June 30, 2021, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At June 30, 2021, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the six months ended June 30, 2021, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at December 31, 2020	1,240,354	$11.16	7.8
Granted	530,000	$3.75
Cancelled/forfeited	(18,879)	$20.37
Options outstanding at June 30, 2021	1,751,475	$8.82	8.1	—
Options exercisable at June 30, 2021	779,148	$11.87	7.0	—

At June 30, 2021, there was $3.2 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.3 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $2.83. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation
Research and development	$176,534	$228,197	$344,580	$490,654
General and administrative	418,129	375,377	809,519	780,258
	$594,663	$603,574	$1,154,099	$1,270,912

8.	NET LOSS PER SHARE

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

As of June 30, 2021 and 2020, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	June 30,
	2021	2020
Options to purchase common stock	1,751,475	1,381,975
Total	1,751,475	1,381,975

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2021. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2020.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including ACER-001 (sodium phenylbutyrate), ACER-801 (osanetant), EDSIVO™ (celiprolol), and ACER-2820 (emetine), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could affect our ability to successfully implement our business strategy and cause actual results to differ materially from those anticipated. You should carefully consider all of the information in this report and, in particular, the following principal risks and all of the other specific factors further discussed in Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company:

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
•

We are a party to license or similar agreements under which we license intellectual property, data, and/or receive commercialization rights relating to ACER-001, ACER-801, EDSIVOTM, and emetine. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including UCDs and MSUD; ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of infectious diseases, including COVID-19. Our product candidates are believed to present comparatively de-risked programs as evidenced by having one or more of the following: favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the FDA.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities and through collaboration. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $103.9 million as of June 30, 2021 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of June 30, 2021, we had cash and cash equivalents of $22.1 million and current liabilities of $32.2 million, which include $19.3 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs for which we have also recorded a receivable from our insurance carriers. Our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are expected to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

We will need to raise additional capital to fund continued operations in the second half of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond mid-2022, including and raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our remaining $12.1 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. From May 19, 2020 through the date of this report, we have raised gross proceeds of $10.0 million from the ATM facility and gross proceeds of $2.9 million from the agreement with Lincoln Park.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between us and Relief on January 25, 2021. Pursuant to the Agreements, we received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for a UCD and MSUD. The terms of the Agreements are further described in the Revenue Recognition section of Note 2 to our unaudited condensed financial statements.

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

Since our inception in December 2013, we have spent a total of $58.8 million in research and development expenses through June 30, 2021. Of that amount, $32.2 million was directly related to EDSIVOTM; $16.8 million was directly related to ACER-001, offset by $1.2 million of collaboration funding; $5.1 million was directly related to emetine; $4.2 million was directly related to ACER-801; and $0.5 million was related to other development activities.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the six months ended June 30, 2021, we have updated our critical accounting policies to include revenue recognition and collaboration agreements. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of our critical accounting policies and significant judgments and estimates.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received the $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” but offset by repayment of the $4.0 million outstanding balance of the prior Note, plus interest earned though the date of the Collaboration Agreement, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territories”). The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD.

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

The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. We also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using an input method of costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Consistent with the presentation guidance in ASC 730, we determined that the amount attributed to the Services associated with the allocation of the initial transaction price each period will be recognized as contra-expense against the research and development and the general and administrative expense as it relates to activities governed by the Collaboration Agreement.

We recognized as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At June 30, 2021, the amount of deferred collaboration funding associated with unsatisfied obligations under the Collaboration Agreement amounted to $19.3 million. We expect to recognize this deferred collaboration funding as we perform the Services up to the date of first commercial sale in Acer Territory. This represents $25.0 million received from Relief, offset by $4.0 million recognized as license revenue and $1.2 million recorded as an offset to research and development expenses, and $0.5 million recorded as an offset to general and administrative expenses during the six months ended June 30, 2021.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in each of the six months ended June 30, 2021 and 2020. At June 30, 2021, our accounts payable and accrued expenses included $0.4 million for costs associated with preclinical or clinical study expense. At June 30, 2020, there were no material accruals for preclinical or clinical study expense.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$—	$—	$—	0%
Operating expenses:
Research and development (in the three months ended June 30, 2021, net of collaboration funding of $926,247)	1,460,975	2,816,749	(1,355,774)	(48)%
General and administrative (in the three months ended June 30, 2021, net of collaboration funding of $543,987)	2,327,055	2,953,137	(626,082)	(21)%
Loss from operations	(3,788,030)	(5,769,886)	1,981,856	(34)%
Total other income (expense), net	560,758	(915)	561,673	(61385)%
Net loss	$(3,227,272)	$(5,770,801)	$2,543,529	(44)%

Revenue

We did not recognize revenue during either of the three months ended June 30, 2021 or 2020.

Research and Development Expenses

Research and development expenses were $1.5 million, net of collaboration funding of $0.9 million for the three months ended June 30, 2021, as compared to $2.8 million for the three months ended June 30, 2020. This decrease of $1.3 million was primarily due to the recognition of the $0.9 million of collaboration funding from the Collaboration Agreement with Relief, as well as a decrease in expenses for contract research and contract manufacturing, partially offset by an increase in consulting and professional fees. Research and development expenses for the three months ended June 30, 2021 were comprised of $1.1 million related to ACER-001, offset by $0.9 million of collaboration funding; $0.5 million related to emetine; $0.3 million related to ACER-801; $0.3 million related to EDSIVOTM; and $0.2 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $2.3 million, net of collaboration funding of $0.5 million for the three months ended June 30, 2021, as compared to $3.0 million for the three months ended June 30, 2020. This decrease of $0.7 million was primarily due to the recognition of the $0.5 million of collaboration funding from the Collaboration Agreement with Relief, as well as a reduction in one-time costs related to the Lincoln Park agreement recognized in 2020, partially offset by an increase in employee-related expenses.

Other Income (Expense), Net

Other income, net includes $0.6 million during the three months ended June 30, 2021 primarily attributable to a gain on extinguishment of debt related to the forgiveness of the Payroll Protection Program (“PPP”) loan. Other expense, net of $1 thousand during the three months ended June 30, 2020 was primarily attributable to bank fees.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$3,998,133	$—	$3,998,133	N/A
Operating expenses:
Research and development (in the six months ended June 30, 2021, net of collaboration funding $1,212,350)	3,466,880	5,139,653	(1,672,773)	(33)%
General and administrative (in the six months ended June 30, 2021, net of collaboration funding of $543,987)	5,841,196	5,601,688	239,508	4%
Loss from operations	(5,309,943)	(10,741,341)	5,431,398	(51)%
Total other income (expense), net	569,499	21,834	547,665	2508%
Net loss	$(4,740,444)	$(10,719,507)	$5,979,063	(56)%

Revenue

We recognized revenue of $4.0 million during the six months ended June 30, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses

Research and development expenses were $3.5 million, net of collaboration funding of $1.2 million for the six months ended June 30, 2021, as compared to $5.1 million for the six months ended June 30, 2020. This decrease of $1.6 million was primarily due to the recognition of the $1.2 million of collaboration funding from the Collaboration Agreement with Relief, as well as decreases in expenses for contract manufacturing and contract research and for non-clinical research and consulting. These decreases were partially offset by increases in consulting and professional fees and in employee-related expenses, driven by bonuses expensed during the period. Research and development expenses for the six months ended June 30, 2021 were comprised of $2.3 million related to ACER-001, offset by $1.2 million of collaboration funding; $0.8 million related to ACER-801; $0.8 million related to emetine; $0.3 million related to EDSIVOTM; and $0.5 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $5.8 million, net of collaboration funding of $0.5 million for the six months ended June 30, 2021, as compared to $5.6 million for the six months ended June 30, 2020. This increase of $0.2 million was primarily due to an increase in employee-related expenses, driven by bonuses expensed during the period, offset by the recognition of the $0.5 million of collaboration funding from the Collaboration Agreement with Relief, as well as a reduction in one-time costs related to the Lincoln Park agreement recognized in 2020.

Other Income (Expense), Net

Other income, net includes $0.6 million during the six months ended June 30, 2021 primarily attributable to a gain on extinguishment of debt related to forgiveness of the PPP loan. Other income, net of $22 thousand during the six months ended June 30, 2020 was primarily attributable to interest income.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2021, we have raised net cash proceeds of $95.5 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of June 30, 2021, we had $22.1 million in cash and cash equivalents and current liabilities aggregating to $32.2 million, which include $19.3 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. Our net loss for the three months ended June 30, 2021 and 2020 was $3.2 million and $5.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $103.9 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$9,242,939	$(8,700,353)
Investing activities	(15,222)	—
Financing activities	7,139,047	2,503,574
Net increase (decrease) in cash and cash equivalents	$16,366,764	$(6,196,779)

Operating Activities

Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2021, as compared to net cash used by operating activities of $8.7 million for the six months ended June 30, 2020. The increase of $17.9 million was primarily the result of a $15.3 increase in deferred collaboration funding related to cash received from Relief, pursuant to the Agreements, as well as a decrease in net loss driven by the recognition of license revenue and collaboration funding during the six months ended June 30, 2021, partially offset by decreases in accrued expenses and in the fair value of shares issued for the Lincoln Park commitment fee. We have recorded in other current assets a $9.4 million receivable from our insurance carriers for costs related to the settlement of the securities class action and the stockholder derivative actions and have recorded in other current liabilities an offsetting liability of the same amount for payment of the costs related to the settlements of the securities class action and the stockholder derivative actions.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $7.1 million for the six months ended June 30, 2021, as compared to $2.5 million for the six months ended June 30, 2020. This increase of $4.6 million was primarily due to the $4.0 million received from the secured loan from Relief, which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement, as well as to an increase in proceeds from the issuance of common stock, net of issuance costs. This was partially offset by a decrease in proceeds from the Paycheck Protection Program loan during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

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

As of June 30, 2021, we had $22.1 million in cash and cash equivalents and current liabilities of $32.2 million, which include $19.3 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received the Reimbursement Payment of approximately $10.0 million in cash from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

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

On April 30, 2020, we entered into a $15.0 million purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of June 30, 2021. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the six months ended June 30, 2021, we sold 200,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time. From July 20, 2020 through the date of this report, we sold an aggregate of 2,352,515 shares of common stock through the ATM facility for gross proceeds of $8.0 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development and potential commercialization of ACER-001 beyond mid-2022
•	any continued development, including the initiation of one or more clinical trials for ACER-801
•	any continued development, including the initiation of the DiSCOVER pivotal clinical trial for EDSIVOTM
•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals

•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of emetine we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to ACER-801, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement requires us to make certain upfront payments to Sanofi, make payments upon achievement of defined development and sales milestones and pay royalties on net sales of ACER-801 over the royalty term. We plan to initially pursue development of ACER-801 as a potential treatment for iVMS.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief (the $14.0 million Reimbursement Payment, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief also licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive officer and principal financial officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2021, we had an accumulated deficit of $103.9 million, cash and cash equivalents of $22.1 million and current liabilities of $32.2 million, which include $19.3 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. As discussed above, we believe that our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, will be sufficient to fund our anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation.

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
•

the timing, receipt, and amount of payments we may receive from Relief under the Collaboration Agreement, including the final $10.0 million Second Development Payment, which is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA

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

As of June 30, 2021, we had an accumulated deficit of $103.9 million, cash and cash equivalents of $22.1 million, and current liabilities of $32.2 million, which include $19.3 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We entered into the Collaboration Agreement with Relief which allows them to control the development and commercialization of ACER-001 in UCDs and MSUD in territories other than the United States, Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement previously entered into between Acer and Relief on January 25, 2021 which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to Acer). Under the terms of the Collaboration Agreement, Relief committed to pay us up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from Acer’s territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European (“EU”) marketing approvals of ACER-001 for a UCD and MSUD.

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

Under our purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of June 30, 2021. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. From July 20, 2020 through the date of this report, we have sold an aggregate of 2,352,515 shares of common stock under our ATM facility for gross proceeds of $8.0 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2021 was $4.7 million. As of June 30, 2021, we had an accumulated deficit of $103.9 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no pharmacokinetic (“PK”) data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the second half of 2021, we intend to submit a protocol for the prospective study, along with an investigational new drug application (“IND”), request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a Special Protocol Assessment (“SPA”). Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing, or approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVOTM.

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
•

the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an IND at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials

•

the FDA could determine that we cannot rely on Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) for any or all of our product candidates, and we may be required to conduct clinical trials or provide other forms of substantial evidence of effectiveness instead of, or in addition to, relying on third-party data, as is the position of the FDA with respect to our NDA for EDSIVOTM

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the second half of 2021, we intend to submit a protocol for the prospective study, along with an IND, request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized

(virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the second half of 2021, we intend to submit a protocol for the prospective study, along with an IND, request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Regulatory authorities such as the FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as ACER-001, ACER-801, EDSIVOTM, or emetine, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of June 30, 2021, we had a workforce of 23 full-time employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the U.S. and, in June 2019, we received a Complete Response Letter from the FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We are now planning a pivotal clinical trial in patients with COL3A1+ vEDS. There can be no assurance that our plan will be accepted by the FDA or that we will be able to provide adequate data to meet that standard. This may also result in greater research and development expenses or regulatory issues that could further delay or prevent approval.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the second half of 2021, we intend to submit a protocol for the prospective study, along with an IND, request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing, or approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

While we are responsible for and typically have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling ACER-001, ACER-801, EDSIVOTM, or emetine, we may lose any such rights if we decide to allow any licensed patent to lapse. If we fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

We are a party to license or similar agreements under which we license intellectual property, data, and/or receive commercialization rights relating to ACER-001, ACER-801, EDSIVOTM, and emetine. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

In April 2014, we entered into an agreement with Baylor College of Medicine pursuant to which we obtained an exclusive worldwide license to develop and commercialize NaPB (ACER-001) for treatment of MSUD. In August 2016, we entered into an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”), pursuant to which we obtained an exclusive worldwide right to access and use data from the Ong trial, which we used to support an NDA filing for EDSIVOTM for the treatment of vEDS. In September 2018, we entered into an additional agreement with AP-HP pursuant to which we obtained the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to ACER-801, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. Under each license agreement, we are subject to commercialization and development diligence obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach any of these license agreements, the licensor may have the right to terminate the license in whole or in part or to terminate the exclusive nature of the license. The loss of the licenses granted to us under our agreements with these licensors or the rights provided therein would prevent us from developing, manufacturing or marketing products covered by the license or subject to supply commitments, and could materially harm our business, financial condition, results of operations and prospects.

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
•

the development status of any of our drug candidates, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to any continued development of EDSIVOTM that we may or may not decide to pursue in light of the FDA’s March 2020 denial of our appeal of the June 2019 Complete Response Letter and our plan to conduct a pivotal clinical trial in patients with COL3A1+ vEDS

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

We have been a defendant in securities litigation in the past and may become the target of securities litigation in the future, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint and several stockholder derivative actions as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™. See Item 1 – Legal Proceedings for additional information regarding the settlement of these matters. If we become involved in this type of litigation in the future, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 14,310,244 shares of common stock were outstanding as of June 30, 2021. As of such date, another 1,751,475 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, with $12.1 million obligation remaining as of June 30, 2021. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

As of June 30, 2021, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

Item 6.	Exhibits

Exhibit No.	Description

10.1*t	Agreement of Access and Use of Clinical Trial Data, dated as of August 3, 2016, by and between L’Assistance Publique – Hôpitaux de Paris and Acer Therapeutics Inc.

10.2*	First Amendment, dated April 23, 2019, by and between Acer Therapeutics Inc. and Eastern Western Corp.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Filed herewith.
t	Portions of the exhibit have been omitted for confidential treatment.
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

ACER THERAPEUTICS INC.

Date: August 10, 2021	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)