Form 10-Q/A
period 2021-03-31
Acer Therapeutics Inc.
filed 2021-11-19
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Acer Therapeutics Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 17, 2021 (the "Original Form 10-Q"), to restate certain items presented in our Original Form 10-Q. This Form 10-Q/A includes restatement of our unaudited condensed interim financial statements as of and for the three months ended March 31, 2021 and certain financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures in Part I, Item 4, “Controls and Procedures,” of this Form 10-Q/A regarding a material weakness in internal control over financial reporting.

Background of Restatement

On November 15, 2021, the Company, after discussion with its independent registered public accounting firm and the Audit Committee of the Board of Directors, concluded that a non-cash error was made in the application of certain complex accounting guidance for collaboration agreements and the revenue recognition associated with the previously disclosed collaboration and license agreement (the “Collaboration Agreement”) between the Company and Relief Therapeutics Holding AG (“Relief”), which was entered into on March 19, 2021. The correction of this non-cash error resulted in a restatement of the Company’s unaudited condensed interim financial statements and financial data covering the fiscal quarters ended March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods”).

The restatement reflects the correction of the allocation of transaction price related to the Collaboration Agreement and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. The following table presents the effect of the error correction on the Company’s unaudited condensed interim balance sheet as of March 31, 2021, unaudited condensed interim statement of operations for the three months ended March 31, 2021, and unaudited condensed interim statement of cash flows for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
	As Previously Reported	Correction of Error	As Restated
Changes in the balance sheet:
Deferred collaboration funding, short-term	$20,715,764	$(1,699,506)	$19,016,258
Total current liabilities	34,035,435	$(1,699,506)	32,335,929
Other non-current liabilities	65,818	4,797,639	4,863,457
Total liabilities	34,101,253	3,098,133	37,199,386
Accumulated deficit	(100,649,133)	(3,098,133)	(103,747,266)
Total stockholders' equity	10,409,645	(3,098,133)	7,311,512
Changes in the statement of operations:
Revenue	3,998,133	(3,098,133)	900,000
Loss from operations	(1,521,913)	(3,098,133)	(4,620,046)
Net loss	(1,513,172)	(3,098,133)	(4,611,305)
Net loss per share - basic and diluted	(0.11)	(0.22)	(0.33)
Changes in the statement of cash flows:
Net loss	(1,513,172)	(3,098,133)	(4,611,305)
Deferred collaboration funding, short-term and long-term	16,715,764	3,098,133	19,813,897

Refer to Note 1, “Restatement of Previously Issued Financial Statements,” to the unaudited condensed interim financial statements included in this Form 10-Q/A for more information regarding the impact of correcting this error and adjusting for other immaterial corrections on the Company’s consolidated financial statements.

The Audit Committee concluded that the previously issued unaudited condensed interim financial statements and financial data covering the Restated Periods contained in the Company’s Quarterly Reports on Form 10-Q required restatement and should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on November 16, 2021 for additional details.

Certain balances and accounts in this Form 10-Q/A have been corrected to reflect the adjusted allocation of transaction price between the units of account identified in accounting for the Collaboration Agreement. See "Restatement of Previously Issued Financial Statements" in Note 1 to the unaudited condensed interim financial statements included in Part I, Item 1 of this Form 10-Q/A, for more information regarding the impact of correcting this error on the Company's unaudited condensed interim financial statements.

Internal Control Over Financial Reporting

The Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness at March 31, 2021. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, “Controls and Procedures,” included in this Form 10-Q/A.

Items Amended in the Form 10-Q/A

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A.

•	Part I, Item 1 - Financial Statements
•	Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 3 - Quantitative and Qualitative Disclosures about Market Risk
•	Part I, Item 4 - Controls and Procedures
•	Part II, Item 1A - Risk Factors
•	Part II, Item 6 - Exhibits

This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor modifies or updates the information contained therein other than as required to correct the error and record the adjustment described above to correct the allocation of transaction price of the identified units of account associated with the Relief transaction. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020
	Restated
Assets
Current assets:
Cash and cash equivalents	$15,900,297	$5,761,568
Accounts receivable	10,000,000	—
Prepaid expenses and other current assets	10,507,161	679,461
Total current assets	36,407,458	6,441,029
Property and equipment, net	120,769	130,081
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	335,404	395,311
Total assets	$44,510,898	$14,613,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$428,925	$1,672,109
Accrued expenses	2,226,425	3,781,101
Deferred collaboration funding, short-term	19,016,258	—
Other current liabilities	10,664,321	692,336
Total current liabilities	32,335,929	6,145,546
Other non-current liabilities	4,863,457	243,808
Total liabilities	37,199,386	6,389,354
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 and 13,233,137 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,431	1,324
Additional paid-in capital	111,057,347	107,358,971
Accumulated deficit	(103,747,266)	(99,135,961)
Total stockholders’ equity	7,311,512	8,224,334
Total liabilities and stockholders’ equity	$44,510,898	$14,613,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	Restated
Revenue	$900,000	$—
Operating expenses:
Research and development	2,005,905	2,322,905
General and administrative	3,514,141	2,648,551
Total operating expenses	5,520,046	4,971,456
Loss from operations	(4,620,046)	(4,971,456)
Other income (expense), net:
Interest and other (expense) income, net	(40,163)	25,742
Foreign currency transaction gain (loss)	48,904	(2,993)
Total other income (expense), net	8,741	22,749
Net loss	$(4,611,305)	$(4,948,707)
Net loss per share - basic and diluted	$(0.33)	$(0.49)
Weighted average common shares outstanding - basic and diluted	14,139,916	10,097,107

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss as restated	—	—	—	(4,611,305)	(4,611,305)
Balance March 31, 2021 as restated	14,310,244	$1,431	$111,057,347	$(103,747,266)	$7,311,512

	Three Months Ended March 31, 2020
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	$1,011	$95,287,156	$(81,199,219)	$14,088,948

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Three Months Ended March 31,
	2021 Restated	2020
Cash flows from operating activities:
Net loss	$(4,611,305)	$(4,948,707)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	559,436	667,338
Depreciation	14,634	17,709
Non-cash interest expense	1,378	—
Changes in operating assets and liabilities
Accounts receivable	(10,000,000)	—
Prepaid expenses and other current assets	(9,827,700)	182,837
Accounts payable	(1,243,184)	(216,290)
Accrued expenses	(1,554,676)	—
Deferred collaboration funding	19,813,897	—
Other current liabilities	9,852,524	(773,267)
Net cash provided by (used in) operating activities	3,005,004	(5,070,380)
Cash flows from investing activities:
Purchase of property and equipment	(5,322)	—
Net cash used in investing activities	(5,322)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,139,047	—
Receipt of funds from secured loan	4,000,000	—
Net cash provided by financing activities	7,139,047	—
Net increase (decrease) in cash and cash equivalents	10,138,729	(5,070,380)
Cash and cash equivalents, beginning of period	5,761,568	12,077,640
Cash and cash equivalents, end of period	$15,900,297	$7,007,260

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

Liquidity

The Company had an accumulated deficit of $103.7 million and cash and cash equivalents of $15.9 million as of March 31, 2021. Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2021, as compared to net cash used in operating activities of $5.1 million for the three months ended March 31, 2020.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities and through a collaboration agreement. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $103.7 million as of March 31, 2021 and expects to incur further losses for the foreseeable future as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of March 31, 2021, the Company had cash and cash equivalents of $15.9 million and current liabilities of $32.3 million, which include $19.0 million associated with short-term deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which the Company has also recorded a receivable from its insurance carriers. The Company’s cash and cash equivalents available at March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial.

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

Restatement of Previously Issued Financial Statements

The Company has restated its previously reported unaudited condensed interim financial statements for the three months ended March 31, 2021. The restatement reflects the correction of a non-cash error identified in connection with the preparation of the unaudited condensed interim financial statements for the three months ended March 31, 2021 and relates to the allocation of transaction price related to the Collaboration Agreement with Relief, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. For the three months ended March 31, 2021, correcting this error increased the Company’s net loss by $3.1 million.

The correction of the error reduced revenue recognized during the three months ended March 31, 2021, to $0.9 million down from $4.0 million, as a result of the corrected transaction price allocation which the Company applied to the initial transaction price of $25.0 million associated with the Collaboration Agreement. The deferred collaboration funding liability was increased by a corresponding amount of $3.1 million, and a portion of the deferred collaboration funding liability amounting to approximately $4.8 million was also classified as long-term in nature, resulting in a corrected short-term deferred collaboration funding liability of $19.0 million, down from the previously reported $20.7 million. The Company has recorded the $4.8 million of long-term deferred collaboration funding in other non-current liabilities.

The following table presents the effect of the error correction on the Company’s unaudited condensed interim balance sheet as of March 31, 2021, unaudited condensed interim statement of operations for the three months ended March 31, 2021, and unaudited condensed interim statement of cash flows for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
	As Previously Reported	Correction of Error	As Restated
Changes in the balance sheet:
Deferred collaboration funding, short-term	$20,715,764	$(1,699,506)	$19,016,258
Total current liabilities	34,035,435	$(1,699,506)	32,335,929
Other non-current liabilities	65,818	4,797,639	4,863,457
Total liabilities	34,101,253	3,098,133	37,199,386
Accumulated deficit	(100,649,133)	(3,098,133)	(103,747,266)
Total stockholders' equity	10,409,645	(3,098,133)	7,311,512
Changes in the statement of operations:
Revenue	3,998,133	(3,098,133)	900,000
Loss from operations	(1,521,913)	(3,098,133)	(4,620,046)
Net loss	(1,513,172)	(3,098,133)	(4,611,305)
Net loss per share - basic and diluted	(0.11)	(0.22)	(0.33)
Changes in the statement of cash flows:
Net loss	(1,513,172)	(3,098,133)	(4,611,305)
Deferred collaboration funding, short-term and long-term	16,715,764	3,098,133	19,813,897

2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2020.

Revenue Recognition and Accounting for Collaboration Agreements

The Company’s revenues are generated from a single collaboration agreement which included the sale of a license of intellectual property. The Company analyzes its collaboration agreements to assess whether they are within the scope of ASC Topic 808, (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes the Company’s share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If the Company concludes a counter-party to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction.

The Company determines the units of account within the collaborative arrangement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

On January 25, 2021, the Company entered into the Option Agreement with Relief pursuant to which the Company granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by the Company to Relief and (iii) the Company granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would terminate and the Note would have been repayable by the Company upon maturity.

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

The Company determined that the transaction price at the outset of the Collaboration Agreement is $25.0 million, including the Option Fee of $1.0 million, the Reimbursement Payment of $14.0 million, and the first Development Payment of $10.0 million. The Company concluded that consistent with the evaluation of variable consideration, using the most likely amount approach, the second Development Payment as well as the milestone payments for EU marketing approvals, should be fully constrained until the contingency associated with each payment has been resolved and the Company’s NDA is accepted for review by the FDA, and Relief receives EU marketing approval, respectively.

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services would be satisfied over time as measured using actual costs incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expense and general and administrative expense, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC 730.

The Company recognizes as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At March 31, 2021, the amount of combined short-term and long-term deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $23.8 million. At March 31, 2021, the Company recorded $19.0 million in deferred collaboration funding, as short-term, and $4.8 million as other non-current liabilities. The Company expects to recognize this deferred collaboration funding as it performs the Services up to the date of first commercial sale in Acer Territory. At March 31, 2021, deferred collaboration funding was composed of $15.0 million received from Relief and $10.0 million outstanding as accounts receivable, offset by $0.9 million recognized as revenue and $0.3 million recorded as an offset to research and development expense in the period. The $10.0 million receivable under the Collaboration Agreement related to the first Development Payment, which is due in two equal installments of $5.0 million on or before April 30, 2021 and June 30, 2021, respectively.

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

On August 12, 2019, a stockholder derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of the Company’s present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. As disclosed previously, the parties have reached an agreement to settle all of the derivative cases. At a hearing held on May 12, 2021 in the District Court of Massachusetts, the Court administering the matter, the settlement was approved. Payment of the settlement amount of $0.5 million, plus legal fees and costs in excess of the retention (deductible) amount, will be made by the Company’s insurance carriers. As of March 31, 2021, the Company has recorded in prepaid expenses and other current assets a $1.5 million receivable from its insurance carriers and has recorded in other current liabilities an offsetting liability of the same amount for payment of the settlement of the stockholder derivative actions and for costs related to both the derivative and class action cases.
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

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation" to the unaudited condensed interim financial statements, we have restated our previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q financial information as of and for the three months ended March 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report, other than statements of historical fact, constitute “forward-looking statements.” The words “expects,” “believes,” “hopes,” “anticipates,” “estimates,” “may,” “could,” “intends,” “exploring,” “evaluating,” “progressing,” “proceeding” and similar expressions are intended to identify forward-looking statements.

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
•

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements as of and for the fiscal quarter ended March 31, 2021. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

•

We entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows them to control the development and commercialization of ACER-001 in urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities and through collaboration. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $103.7 million as of March 31, 2021 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of March 31, 2021, we had cash and cash equivalents of $15.9 million and current liabilities of $32.3 million, which include $19.0 million associated with short-term deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs for which we have also recorded a receivable from our insurance carriers. Our cash and cash equivalents available at March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are expected to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial. Of the $20.0 million of Development Payments from Relief, receipt of the final $10.0 million is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement”, together the

“Agreements”) previously entered into between us and Relief on January 25, 2021. Pursuant to the Agreements, we received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief will also pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the Development Payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. We could also receive a total of $6.0 million in milestones based on the first European marketing approvals of ACER-001 for UCDs and MSUD. The terms of the Agreements are further described in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2 to our unaudited condensed financial statements.

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

Revenue Recognition and Accounting for Collaboration Agreements

Our revenues are generated from a single collaboration agreement which included the sale of a license of intellectual property. We analyze our collaboration agreements to assess whether they are within the scope of ASC Topic 808, (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and the collaboration partner are within the scope of other accounting literature. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If we conclude a counter-party to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction.

We determine the units of account within the collaborative arrangement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

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

On January 25, 2021, we entered into the Option Agreement with Relief pursuant to which we granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the us for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) we received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by Acer to Relief, and (iii) we granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6.0% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would terminate and the Note would have been repayable by us upon maturity.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. We also determined that the Services would be satisfied over time as measured using actual costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expense and general and administrative expense, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC 730.

We recognized as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At March 31, 2021, the combined amount of short-term and long-term deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $23.8 million. At March 31, 2021, we recorded $19.0 million in deferred collaboration funding, as short-term, and $4.8 million as other non-current liabilities. We expect to recognize this deferred collaboration funding as we perform the Services up to the date of first commercial sale in Acer Territory. At March 31, 2021, deferred collaboration funding was composed of $15.0 million received from Relief and $10.0 million outstanding as accounts receivable, offset by $0.9 million recognized as revenue and $0.3 million recorded as an offset to research and development expense in the period. The $10.0 million receivable under the Collaboration Agreement related to the first Development Payment, which is due in two equal installments of $5.0 million on or before April 30, 2021 and June 30, 2021, respectively.

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

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021 Restated	2020	$ Change	% Change
Revenue	$900,000	$—	$900,000	N/A
Operating expenses:
Research and development	2,005,905	2,322,905	(317,000)	(14)%
General and administrative	3,514,141	2,648,551	865,590	33%
Loss from operations	(4,620,046)	(4,971,456)	351,410	(7)%
Total other income (expense), net	8,741	22,749	(14,008)	(62)%
Net loss	$(4,611,305)	$(4,948,707)	$337,402	(7)%

Revenue (As Restated)

We recognized revenue of $0.9 million during the three months ended March 31, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief signed during the quarter.

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

Liquidity and Capital Resources (As Restated)

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2021, we have raised net cash proceeds of $95.5 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of March 31, 2021, we had $15.9 million in cash and cash equivalents and current liabilities aggregating to $32.3 million, which include $19.0 million associated with short-term deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. Our net loss for the three months ended March 31, 2021 and 2020 was $4.6 million and $4.9 million, respectively. As of March 31, 2021, we had an accumulated deficit of $103.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021 Restated	2020
Net cash provided by (used in):
Operating activities	$3,005,004	$(5,070,380)
Investing activities	(5,322)	—
Financing activities	7,139,047	—
Net increase (decrease) in cash and cash equivalents	$10,138,729	$(5,070,380)

Operating Activities

Net cash provided by operating activities was $3.0 million for the three months ended March 31, 2021, as compared to net cash used by operating activities of $5.1 million for the three months ended March 31, 2020. The increase of $8.1 million was primarily the result of a $19.8 million increase in combined short-term and long-term deferred collaboration funding related to cash received from Relief, partially offset by a $10.0 million increase in accounts receivable related to Relief, both pursuant to the Agreements. The increase in net cash provided by operating activities was further attributable to a decrease in net loss, partially offset by decreases in accounts payable and accrued expenses. We have recorded in prepaid expenses and other current assets a $9.8 million receivable from our insurance carriers for costs related to the settlement of the securities class action and the stockholder derivative actions and have recorded in other current liabilities an offsetting liability of the same amount for payment of the costs related to the settlements of the securities class action and the stockholder derivative actions.

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

Future Capital Requirements (As Restated)

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

As of March 31, 2021, we had $15.9 million in cash and cash equivalents and current liabilities of $32.3 million, which include $19.0 million associated with short-term deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents on hand as of March 31, 2021, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, are sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet reasonable assurance standards. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require our management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between the Company and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements as of and for the three months ended March 31, 2021 included in this Form 10-Q/A.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

With respect to the accounting for certain complex and nonrecurring transactions, our internal controls were not designed to include all necessary reviews of certain assumptions, estimates, and computations made in establishing a reasonable method for allocation of transaction price across all units of account identified in the Collaboration Agreement.

The matter was discovered during the course of the external review of the accounting for the Collaboration Agreement and was reviewed with our Audit Committee. This material weakness resulted in the restatement described in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation, Restatement of Previously Issued Financial Statements," to the unaudited condensed interim financial statements as of and for the three months ended March 31, 2021 included in this Form 10-Q/A.

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q/A as of and for the three months ended March 31, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Process

We are evaluating the material weakness and are developing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan will include the following actions:

•

Enhance our review procedures with respect to accounting for any new complex transactions such as this collaboration and license agreement, as well as the periodic evaluation of ongoing activities associated with any collaboration and license agreements and the related accounting and disclosure

•	Implement additional review procedures with respect to accounting under ASC 808 and ASC 606 to ensure our accounting will continue to be in accordance with that guidance on an ongoing basis
•

Implement additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augment existing staff with outside skilled accounting resources, as appropriate, and strengthen the review process

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the internal controls around complex nonrecurring transactions. We have started to implement these steps; however, some of these steps will take time to be fully integrated and assessed as being designed and operating effectively. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial accounting for the period covered by this report and are developing a plan of remediation to strengthen the design and operation of our control environment. There have been no changes, except for the material weakness discussed above, in our internal control over financial reporting during the period beginning

January 1, 2021, and ending March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2021, we had an accumulated deficit of $103.7 million, cash and cash equivalents of $15.9 million and current liabilities of $32.3 million, which include $19.0 million associated with short-term deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. As discussed above, we believe that our cash and cash equivalents currently on hand, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, will be sufficient to fund our anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial.

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

As of March 31, 2021, we had an accumulated deficit of $103.7 million, cash and cash equivalents of $15.9 million, and current liabilities of $32.3 million, which include $19.0 million associated with short-term deferred collaboration funding, as well as a $9.8 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents currently on hand, plus up to $20.0 million of Development Payments per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for a planned osanetant clinical trial. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the fiscal quarter ended March 31, 2021. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for the Relief transaction, see Part I, Item 4, “Controls and Procedures” included in this report.

Any failure to remediate our existing or any future material weaknesses or otherwise maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We entered into the Collaboration Agreement with Relief which allows them to control the development and commercialization of ACER-001 in UCDs and MSUD in territories other than the United States, Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement previously entered into between Acer and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to Acer). Under the terms of the Collaboration Agreement, Relief will also pay us up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications, although the final $10.0 million of the development payments is subject to an NDA for ACER-001 in a UCD having been accepted for review by the FDA. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from Acer’s territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all revenues received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestones based on the first European (“EU”) marketing approvals of ACER-001 for UCDs and MSUD.

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

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2021 was $4.6 million. As of March 31, 2021, we had an accumulated deficit of $103.7 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

As discussed in this report, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the fiscal quarter ended March 31, 2021 relating to the Collaboration Agreement we entered into with Relief. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

10.3t*	Exclusive License Agreement, dated as of April 4, 2014, by and between Acer Therapeutics Inc. and Baylor College of Medicine.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

t	Portions of the exhibit have been omitted for confidential treatment.
*	Filed herewith.
**

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: November 19, 2021	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)