Form 10-Q/A
period 2021-06-30
Acer Therapeutics Inc.
filed 2021-11-19
CIK 1069308

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

EXPLANATORY NOTE

Acer Therapeutics Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 10, 2021 (the "Original Form 10-Q"), to restate certain items presented in our Original Form 10-Q. This Form 10-Q/A includes restatement of our unaudited condensed interim financial statements as of and for the three and six months ended June 30, 2021 and certain financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are also providing an update in our disclosures in Part I, Item 4, “Controls and Procedures,” of this Form 10-Q/A regarding a material weakness in internal control over financial reporting.

Background of Restatement

On November 15, 2021, the Company, after discussion with its independent registered public accounting firm and the Audit Committee of the Board of Directors, concluded that a non-cash error was made in the application of certain complex accounting guidance for collaboration agreements and the revenue recognition associated with the previously disclosed collaboration and license agreement (the “Collaboration Agreement”) between the Company and Relief Therapeutics Holding AG (“Relief”), which was entered into on March 19, 2021. The correction of this non-cash error has resulted in a restatement of the Company’s unaudited condensed interim financial statements and financial data covering the fiscal quarters ended March 31, 2021 and June 30, 2021 (collectively, the “Restated Periods”).

The restatement reflects the correction of the allocation of transaction price related to the Collaboration Agreement and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. The Company also adjusted for other immaterial corrections for the three and six months ended June 30, 2021. The following table presents the effect of the error correction on the Company’s unaudited condensed interim balance sheet as of June 30, 2021, unaudited condensed interim statement of operations for the three and six months ended June 30, 2021, and unaudited condensed interim statement of cash flows for the six months ended June 30, 2021.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Correction of Error	As Restated	As Previously Reported	Correction of Error	As Restated
Changes in the balance sheet:
Deferred collaboration funding, short-term	$19,251,394	$2,939,898	$22,191,292
Total current liabilities	32,207,156	$2,939,898	35,147,054
Total liabilities	32,207,156	$2,939,898	35,147,054
Accumulated deficit	(103,876,405)	$(2,939,898)	(106,816,303)
Total stockholders' equity	7,777,036	$(2,939,898)	4,837,138
Changes in the statement of operations:
Revenue	—	—	—	$3,998,133	$(3,098,133)	$900,000
Research and development	1,460,975	(99,688)	1,361,287	3,466,880	(99,688)	3,367,192
General and administrative	2,327,055	(58,547)	2,268,508	5,841,196	(58,547)	5,782,649
Total operating expenses	3,788,030	(158,235)	3,629,795	9,308,076	(158,235)	9,149,841
Loss from operations	(3,788,030)	158,235	(3,629,795)	(5,309,943)	(2,939,898)	(8,249,841)
Net loss	(3,227,272)	158,235	(3,069,037)	(4,740,444)	(2,939,898)	(7,680,342)
Net loss per share - basic and diluted	(0.23)	0.02	(0.21)	(0.33)	(0.21)	(0.54)
Research and development collaboration funding offset	926,247	99,688	1,025,935	1,212,350	99,688	1,312,038
General and administrative collaboration funding offset	543,987	58,547	602,534	543,987	58,547	602,534
Changes in the statement of cash flows:
Net loss				(4,740,444)	(2,939,898)	(7,680,342)
Deferred collaboration funding, short-term				15,251,394	2,939,898	18,191,292

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

Internal Control Over Financial Reporting

The Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness at June 30, 2021. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, “Controls and Procedures,” included in this Form 10-Q/A.

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

ACER THERAPEUTICS INC.

For the six months ended June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021 Restated	2020
Assets
Current assets:
Cash and cash equivalents	$22,128,332	$5,761,568
Prepaid expenses	428,123	679,461
Other current assets	9,395,172	—
Total current assets	31,951,627	6,441,029
Property and equipment, net	112,666	130,081
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	272,632	395,311
Total assets	$39,984,192	$14,613,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,808,455	$1,672,109
Accrued expenses	1,499,287	3,781,101
Deferred collaboration funding, short-term	22,191,292	—
Other current liabilities	9,648,020	692,336
Total current liabilities	35,147,054	6,145,546
Other non-current liabilities	—	243,808
Total liabilities	35,147,054	6,389,354
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 and 13,233,137 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,431	1,324
Additional paid-in capital	111,652,010	107,358,971
Accumulated deficit	(106,816,303)	(99,135,961)
Total stockholders’ equity	4,837,138	8,224,334
Total liabilities and stockholders’ equity	$39,984,192	$14,613,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021 Restated	2020	2021 Restated	2020
Revenue	$—	$—	$900,000	$—
Operating expenses:
Research and development (in the three and six months ended June 30, 2021, net of collaboration funding of $1,025,935 and $1,312,038, respectively)	1,361,287	2,816,749	3,367,192	5,139,653
General and administrative (in each of the three and six months ended June 30, 2021, net of collaboration funding of $602,534)	2,268,508	2,953,137	5,782,649	5,601,688
Total operating expenses	3,629,795	5,769,886	9,149,841	10,741,341
Loss from operations	(3,629,795)	(5,769,886)	(8,249,841)	(10,741,341)
Other income (expense), net:
Interest and other income (expense), net	564,914	(2,317)	524,751	21,801
Foreign currency transaction (loss) gain	(4,156)	1,402	44,748	33
Total other income (expense), net	560,758	(915)	569,499	21,834
Net loss	$(3,069,037)	$(5,770,801)	$(7,680,342)	$(10,719,507)
Net loss per share - basic and diluted	$(0.21)	$(0.56)	$(0.54)	$(1.05)
Weighted average common shares outstanding - basic and diluted	14,310,244	10,365,767	14,225,551	10,231,437

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss as restated	—	—	—	(4,611,305)	(4,611,305)
Balance March 31, 2021 as restated	14,310,244	1,431	111,057,347	(103,747,266)	7,311,512
Stock-based compensation	—	—	594,663	—	594,663
Net loss as restated	—	—	—	(3,069,037)	(3,069,037)
Balance June 30, 2021 as restated	14,310,244	$1,431	$111,652,010	$(106,816,303)	$4,837,138

	Three and Six Months Ended June 30, 2020
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	1,011	95,287,156	(81,199,219)	14,088,948
Issuance of common stock through at-the-market facility; net of issuance costs	363,549	36	1,941,059	—	1,941,095
Issuance of common stock for commitment fee	148,148	15	355,540	—	355,555
Stock-based compensation	—	—	603,574		603,574
Net loss				(5,770,801)	(5,770,801)
Balance June 30, 2020	10,612,731	$1,062	$98,187,329	$(86,970,020)	$11,218,371

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Six Months Ended June 30,
	2021 Restated	2020
Cash flows from operating activities:
Net loss	$(7,680,342)	$(10,719,507)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,154,099	1,270,912
Depreciation	32,637	35,419
Gain on extinguishment of debt	(568,909)	—
Fair value of share issued for commitment fee	—	355,555
Non-cash interest expense	2,756	917
Changes in operating assets and liabilities
Prepaid expenses	251,338	332,352
Other current assets	(9,395,172)	—
Accounts payable	136,346	(126,624)
Accrued expenses	(2,281,814)	150,623
Deferred collaboration funding	18,191,292	—
Other current liabilities	9,400,708	—
Net cash provided by (used in) operating activities	9,242,939	(8,700,353)
Cash flows from investing activities:
Purchase of property and equipment	(15,222)	—
Net cash used in investing activities	(15,222)	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,139,047	1,941,095
Proceeds from Paycheck Protection Program loan	—	562,479
Receipt of funds from secured loan	4,000,000	—
Net cash provided by financing activities	7,139,047	2,503,574
Net increase (decrease) in cash and cash equivalents	16,366,764	(6,196,779)
Cash and cash equivalents, beginning of period	5,761,568	12,077,640
Cash and cash equivalents, end of period	$22,128,332	$5,880,861

Non-cash financing activities:
Extinguishment of debt	$568,909	—

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

Liquidity

The Company had an accumulated deficit of $106.8 million and cash and cash equivalents of $22.1 million as of June 30, 2021. Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2021, as compared to net cash used in operating activities of $8.7 million for the six months ended June 30, 2020.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities and through a collaboration agreement. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $106.8 million as of June 30, 2021 and expects to incur further losses for the foreseeable future as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of June 30, 2021, the Company had cash and cash equivalents of $22.1 million and current liabilities of $35.1 million, which include $22.2 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which the Company has also recorded a receivable from its insurance carriers. The Company’s cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

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

Restatement of Previously Issued Financial Statements

The Company has restated its previously reported unaudited condensed interim financial statements for the three and six months ended June 30, 2021. The restatement reflects the correction of a non-cash error identified in connection with the preparation of the unaudited condensed interim financial statements for the three months ended March 31, 2021 and relates to the allocation of transaction price related to the Collaboration Agreement with Relief, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. For the six months ended June 30, 2021, correcting this error increased the Company’s net loss by $3.1 million.

The correction of the error reduced revenue recognized during the six months ended June 30, 2021, to $0.9 million down from $4.0 million, as a result of the corrected transaction price allocation which the Company applied to the initial transaction price of $25.0 million associated with the Collaboration Agreement. The deferred collaboration funding liability was increased by a corresponding amount of $3.1 million, resulting in a corrected short-term deferred collaboration funding liability of $22.2 million, up from the previously reported $19.3 million.

The Company also adjusted for other immaterial corrections for the three and six months ended June 30, 2021. The following table presents the effect of the error correction on the Company’s unaudited condensed interim balance sheet as of June 30, 2021, unaudited condensed interim statement of operations for the three and six months ended June 30, 2021, and unaudited condensed interim statement of cash flows for the six months ended June 30, 2021.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Correction of Error	As Restated	As Previously Reported	Correction of Error	As Restated
Changes in the balance sheet:
Deferred collaboration funding, short-term	$19,251,394	$2,939,898	$22,191,292
Total current liabilities	32,207,156	$2,939,898	35,147,054
Total liabilities	32,207,156	$2,939,898	35,147,054
Accumulated deficit	(103,876,405)	$(2,939,898)	(106,816,303)
Total stockholders' equity	7,777,036	$(2,939,898)	4,837,138
Changes in the statement of operations:
Revenue	—	—	—	$3,998,133	$(3,098,133)	$900,000
Research and development	1,460,975	(99,688)	1,361,287	3,466,880	(99,688)	3,367,192
General and administrative	2,327,055	(58,547)	2,268,508	5,841,196	(58,547)	5,782,649
Total operating expenses	3,788,030	(158,235)	3,629,795	9,308,076	(158,235)	9,149,841
Loss from operations	(3,788,030)	158,235	(3,629,795)	(5,309,943)	(2,939,898)	(8,249,841)
Net loss	(3,227,272)	158,235	(3,069,037)	(4,740,444)	(2,939,898)	(7,680,342)
Net loss per share - basic and diluted	(0.23)	0.02	(0.21)	(0.33)	(0.21)	(0.54)
Research and development collaboration funding offset	926,247	99,688	1,025,935	1,212,350	99,688	1,312,038
General and administrative collaboration funding offset	543,987	58,547	602,534	543,987	58,547	602,534
Changes in the statement of cash flows:
Net loss				(4,740,444)	(2,939,898)	(7,680,342)
Deferred collaboration funding, short-term				15,251,394	2,939,898	18,191,292

2.	SIGNIFICANT ACCOUNTING POLICIES

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using actual costs incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expense and general and administrative expense, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC 730.

The Company recognizes as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as revenue, are reported as deferred collaboration funding.

At June 30, 2021, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $22.2 million. The Company expects to recognize this deferred collaboration funding as it performs the Services up to the date of first commercial sale in Acer Territory. At June 30, 2021, deferred collaboration funding was composed of $25.0 million received from Relief, offset by $0.9 million recognized as license revenue and $1.3 million recorded as an offset to research and development expenses and $0.6 million recorded as an offset to general and administrative expenses during the six months ended June 30, 2021.

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

On August 12, 2019, a stockholder derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of the Company’s present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. As disclosed previously, the parties reached an agreement to settle all of the derivative cases. At a hearing held on May 12, 2021 in the District Court of Massachusetts, the Court administering the matter, the settlement was approved. Payment of the settlement amount of $0.5 million, plus legal fees and costs in excess of the retention (deductible) amount, has been made by the Company’s insurance carriers.

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

RESTATEMENT

As discussed in the Explanatory Note to this Form 10-Q/A and in the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation" to the unaudited condensed interim financial statements, we have restated our previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason, the data set forth in this Item 2 may not be comparable to the discussion and data in our previously filed Quarterly Report on Form 10-Q financial information as of and for the three and six months ended June 30, 2021.

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
•

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements as of and for the fiscal quarters ended March 31, 2021 and June 30, 2021. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

•

We entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows them to control the development and commercialization of ACER-001 in urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities and through collaboration. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $106.8 million as of June 30, 2021 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of June 30, 2021, we had cash and cash equivalents of $22.1 million and current liabilities of $35.1 million, which include $22.2 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs for which we have also recorded a receivable from our insurance carriers. Our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are expected to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

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

Since our inception in December 2013, we have spent a total of $58.8 million in research and development expenses through June 30, 2021. Of that amount, $32.2 million was directly related to EDSIVOTM; $16.8 million was directly related to ACER-001, offset by $1.3 million of collaboration funding; $5.1 million was directly related to emetine; $4.2 million was directly related to ACER-801; and $0.5 million was related to other development activities.

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

At June 30, 2021, the amount of deferred collaboration funding associated with unsatisfied obligations under the Collaboration Agreement amounted to $22.2 million. We expect to recognize this deferred collaboration funding as we perform the Services up to the date of first commercial sale in Acer Territory. At June 30, 2021, deferred collaboration funding was composed of $25.0 million received from Relief, offset by $0.9 million recognized as license revenue and $1.3 million recorded as an offset to research and development expenses, and $0.6 million recorded as an offset to general and administrative expenses during the six months ended June 30, 2021.

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

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021 Restated	2020	$ Change	% Change
Revenue	$—	$—	$—	0%
Operating expenses:
Research and development (in the three months ended June 30, 2021, net of collaboration funding of $1,025,935)	1,361,287	2,816,749	(1,455,462)	(52)%
General and administrative (in the three months ended June 30, 2021, net of collaboration funding of $602,534)	2,268,508	2,953,137	(684,629)	(23)%
Loss from operations	(3,629,795)	(5,769,886)	2,140,091	(37)%
Total other income (expense), net	560,758	(915)	561,673	(61385)%
Net loss	$(3,069,037)	$(5,770,801)	$2,701,764	(47)%

Revenue

We did not recognize revenue during either of the three months ended June 30, 2021 or 2020.

Research and Development Expenses (As Restated)

Research and development expenses were $1.4 million, net of collaboration funding of $1.0 million for the three months ended June 30, 2021, as compared to $2.8 million for the three months ended June 30, 2020. This decrease of $1.4 million was primarily due to the recognition of the $1.0 million of collaboration funding from the Collaboration Agreement with Relief, as well as a decrease in expenses for contract research and contract manufacturing, partially offset by an increase in consulting and professional fees. Research and development expenses for the three months ended June 30, 2021 were comprised of $1.1 million related to ACER-001, offset by $1.0 million of collaboration funding; $0.5 million related to emetine; $0.3 million related to ACER-801; $0.3 million related to EDSIVOTM; and $0.2 million related to other development activities.

General and Administrative Expenses (As Restated)

General and administrative expenses were $2.3 million, net of collaboration funding of $0.6 million for the three months ended June 30, 2021, as compared to $3.0 million for the three months ended June 30, 2020. This decrease of $0.7 million was primarily due to the recognition of the $0.6 million of collaboration funding from the Collaboration Agreement with Relief, as well as a reduction in one-time costs related to the Lincoln Park agreement recognized in 2020, partially offset by an increase in employee-related expenses.

Other Income (Expense), Net

Other income, net includes $0.6 million during the three months ended June 30, 2021 primarily attributable to a gain on extinguishment of debt related to the forgiveness of the Payroll Protection Program (“PPP”) loan. Other expense, net of $1 thousand during the three months ended June 30, 2020 was primarily attributable to bank fees.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021 Restated	2020	$ Change	% Change
Revenue	$900,000	$—	$900,000	N/A
Operating expenses:
Research and development (in the six months ended June 30, 2021, net of collaboration funding $1,312,038)	3,367,192	5,139,653	(1,772,461)	(34)%
General and administrative (in the six months ended June 30, 2021, net of collaboration funding of $602,534)	5,782,649	5,601,688	180,961	3%
Loss from operations	(8,249,841)	(10,741,341)	2,491,500	(23)%
Total other income (expense), net	569,499	21,834	547,665	2508%
Net loss	$(7,680,342)	$(10,719,507)	$3,039,165	(28)%

Revenue (As Restated)

We recognized revenue of $0.9 million during the six months ended June 30, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses (As Restated)

Research and development expenses were $3.4 million, net of collaboration funding of $1.3 million for the six months ended June 30, 2021, as compared to $5.1 million for the six months ended June 30, 2020. This decrease of $1.7 million was primarily due to the recognition of the $1.3 million of collaboration funding from the Collaboration Agreement with Relief, as well as decreases in expenses for contract manufacturing and contract research and for non-clinical research and consulting. These decreases were partially offset by increases in consulting and professional fees and in employee-related expenses, driven by bonuses expensed during the period. Research and development expenses for the six months ended June 30, 2021 were comprised of $2.3 million related to ACER-001, offset by $1.3 million of collaboration funding; $0.8 million related to ACER-801; $0.8 million related to emetine; $0.3 million related to EDSIVOTM; and $0.5 million related to other development activities.

General and Administrative Expenses (As Restated)

General and administrative expenses were $5.8 million, net of collaboration funding of $0.6 million for the six months ended June 30, 2021, as compared to $5.6 million for the six months ended June 30, 2020. This increase of $0.2 million was primarily due to an increase in employee-related expenses, driven by bonuses expensed during the period, offset by the recognition of the $0.6 million of collaboration funding from the Collaboration Agreement with Relief, as well as a reduction in one-time costs related to the Lincoln Park agreement recognized in 2020.

Other Income (Expense), Net

Other income, net includes $0.6 million during the six months ended June 30, 2021 primarily attributable to a gain on extinguishment of debt related to forgiveness of the PPP loan. Other income, net of $22 thousand during the six months ended June 30, 2020 was primarily attributable to interest income.

Liquidity and Capital Resources (As Restated)

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2021, we have raised net cash proceeds of $95.5 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of June 30, 2021, we had $22.1 million in cash and cash equivalents and current liabilities aggregating to $35.1 million, which include $22.2 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. Our net loss for the three months ended June 30, 2021 and 2020 was $3.1 million and $5.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $106.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021 Restated	2020
Net cash provided by (used in):
Operating activities	$9,242,939	$(8,700,353)
Investing activities	(15,222)	—
Financing activities	7,139,047	2,503,574
Net increase (decrease) in cash and cash equivalents	$16,366,764	$(6,196,779)

Operating Activities

Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2021, as compared to net cash used by operating activities of $8.7 million for the six months ended June 30, 2020. The increase of $17.9 million was primarily the result of a $18.2 increase in deferred collaboration funding related to cash received from Relief, pursuant to the Agreements, as well as a decrease in net loss driven by the recognition of license revenue and collaboration funding during the six months ended June 30, 2021, partially offset by decreases in accrued expenses and in the fair value of shares issued for the Lincoln Park commitment fee. We have recorded in other current assets a $9.4 million receivable from our insurance carriers for costs related to the settlement of the securities class action and the stockholder derivative actions and have recorded in other current liabilities an offsetting liability of the same amount for payment of the costs related to the settlements of the securities class action and the stockholder derivative actions.

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

As of June 30, 2021, we had $22.1 million in cash and cash equivalents and current liabilities of $35.1 million, which include $22.2 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, are sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between the Company and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements as of and for the three and six months ended June 30, 2021 included in this Form 10-Q/A.

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

The matter was discovered during the course of the external review of the accounting for the Collaboration Agreement and was reviewed with our Audit Committee. This material weakness resulted in the restatement described in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation, Restatement of Previously Issued Financial Statements," to the unaudited condensed interim financial statements as of and for the three and six months ended June 30, 2021 included in this Form 10-Q/A.

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q/A as of and for the three and six months ended June 30, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial accounting for the period covered by this report and are evaluating the material weakness to develop a plan of remediation to strengthen the effectiveness of the design and operation of our control environment. There have been no changes, except for the material weakness discussed above, in our internal control over financial reporting during the period beginning April 1, 2021, and ending June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2021, we had an accumulated deficit of $106.8 million, cash and cash equivalents of $22.1 million and current liabilities of $35.1 million, which include $22.2 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. As discussed above, we believe that our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD for filing and review per the Collaboration Agreement with Relief, will be sufficient to fund our anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation.

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

As of June 30, 2021, we had an accumulated deficit of $106.8 million, cash and cash equivalents of $22.1 million, and current liabilities of $35.1 million, which include $22.2 million associated with deferred collaboration funding, as well as a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents available at June 30, 2021, plus the $10.0 million Second Development Payment conditioned upon the FDA accepting an NDA for ACER-001 in a UCD per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will be accepted for substantive review by the FDA, or if accepted, receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the fiscal quarters ended March 31, 2021 and June 30, 2021. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2021 was $7.7 million. As of June 30, 2021, we had an accumulated deficit of $106.8 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

As discussed in this report, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the fiscal quarters ended March 31, 2021 and June 30, 2021 relating to the Collaboration Agreement we entered into with Relief. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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