Form 10-Q
period 2021-09-30
Acer Therapeutics Inc.
filed 2021-11-19
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 1, 2021, there were 14,310,244 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three and nine months ended September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$14,151,496	$5,761,568
Prepaid expenses	1,106,650	679,461
Other current assets	9,323,586	—
Total current assets	24,581,732	6,441,029
Property and equipment, net	113,314	130,081
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	207,895	395,311
Total assets	$32,550,208	$14,613,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,089,061	$1,672,109
Accrued expenses	2,084,015	3,781,101
Deferred collaboration funding	17,771,957	—
Other current liabilities	9,440,732	692,336
Total current liabilities	30,385,765	6,145,546
Other non-current liabilities	—	243,808
Total liabilities	30,385,765	6,389,354
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 and 13,233,137 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,431	1,324
Additional paid-in capital	112,252,323	107,358,971
Accumulated deficit	(110,089,311)	(99,135,961)
Total stockholders’ equity	2,164,443	8,224,334
Total liabilities and stockholders’ equity	$32,550,208	$14,613,688

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$—	$—	$900,000	$—
Operating expenses:
Research and development (in the three and nine months ended September 30, 2021, net of collaboration funding of $3,454,881 and $4,766,919, respectively)	1,435,461	3,227,048	4,802,653	8,366,702
General and administrative (in the three and nine months ended September 30, 2021, net of collaboration funding of $958,590 and $1,561,124, respectively)	1,843,360	2,661,989	7,626,009	8,263,677
Total operating expenses	3,278,821	5,889,037	12,428,662	16,630,379
Loss from operations	(3,278,821)	(5,889,037)	(11,528,662)	(16,630,379)
Other income (expense), net:
Interest and other (expense) income, net	(2,471)	(4,129)	522,280	17,673
Foreign currency transaction gain (loss)	8,284	(35,092)	53,032	(35,059)
Total other income (expense), net	5,813	(39,221)	575,312	(17,386)
Net loss	$(3,273,008)	$(5,928,258)	$(10,953,350)	$(16,647,765)
Net loss per share - basic and diluted	$(0.23)	$(0.51)	$(0.77)	$(1.56)
Weighted average common shares outstanding - basic and diluted	14,310,244	11,514,254	14,254,092	10,662,164

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss	—	—	—	(4,611,305)	(4,611,305)
Balance March 31, 2021	14,310,244	1,431	111,057,347	(103,747,266)	7,311,512
Stock-based compensation	—	—	594,663	—	594,663
Net loss	—	—	—	(3,069,037)	(3,069,037)
Balance June 30, 2021	14,310,244	1,431	111,652,010	(106,816,303)	4,837,138
Stock-based compensation	—	—	600,313	—	600,313
Net loss	—	—	—	(3,273,008)	(3,273,008)
Balance September 30, 2021	14,310,244	$1,431	$112,252,323	$(110,089,311)	$2,164,443

	Three and Nine Months Ended September 30, 2020
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	—	—	1
Stock-based compensation	—	—	667,338	—	667,338
Net loss	—	—	—	(4,948,707)	(4,948,707)
Balance March 31, 2020	10,101,034	1,011	95,287,156	(81,199,219)	14,088,948
Issuance of common stock through at-the-market facility; net of issuance costs	363,549	36	1,941,059	—	1,941,095
Issuance of common stock for commitment fee	148,148	15	355,540	—	355,555
Stock-based compensation	—	—	603,574		603,574
Net loss	—	—	—	(5,770,801)	(5,770,801)
Balance June 30, 2020	10,612,731	1,062	98,187,329	(86,970,020)	11,218,371
Issuance of common stock through at-the-market facility; net of issuance costs	1,055,002	105	3,868,392	—	3,868,497
Issuance of common stock through private placement	244,998	25	857,474	—	857,499
Stock-based compensation	—	—	487,403		487,403
Net loss	—	—	—	(5,928,258)	(5,928,258)
Balance September 30, 2020	11,912,731	$1,192	$103,400,598	$(92,898,278)	$10,503,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,953,350)	$(16,647,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,754,412	1,758,315
Depreciation	51,225	53,058
Gain on extinguishment of debt	(568,909)	—
Fair value of share issued for commitment fee	—	355,555
Non-cash interest expense	—	2,297
Changes in operating assets and liabilities
Prepaid expenses	(427,189)	(61,018)
Other current assets	(9,323,586)	21,975
Accounts payable	(583,048)	353,114
Accrued expenses	(1,697,086)	1,009,217
Deferred collaboration funding	13,771,957	—
Other current liabilities	9,260,913	7,719
Net cash provided by (used in) operating activities	1,285,339	(13,147,533)
Cash flows from investing activities:
Purchase of property and equipment	(34,458)	(2,229)
Net cash used in investing activities	(34,458)	(2,229)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,139,047	6,667,091
Proceeds from Paycheck Protection Program loan	—	562,479
Receipt of funds from secured loan	4,000,000	—
Net cash provided by financing activities	7,139,047	7,229,570
Net increase (decrease) in cash and cash equivalents	8,389,928	(5,920,192)
Cash and cash equivalents, beginning of period	5,761,568	12,077,640
Cash and cash equivalents, end of period	$14,151,496	$6,157,448

Non-cash financing activities:
Extinguishment of debt	$568,909	—

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

Liquidity

The Company had an accumulated deficit of $110.1 million and cash and cash equivalents of $14.2 million as of September 30, 2021. Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2021, as compared to net cash used in operating activities of $13.1 million for the nine months ended September 30, 2020.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended September 30, 2021, the Company did not sell any shares through its ATM facility. During the nine months ended September 30, 2021, during multiple trading days, the Company sold an aggregate of 877,107 shares at an average gross sale price of $3.1692 per share, resulting in gross proceeds of $2.8 million. Proceeds during the nine months ended September 30, 2021, net of $0.2 million of fees and offering costs, were $2.6 million.

On April 30, 2020, the Company entered into an equity line purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of September 30, 2021. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to general and administrative expense along with other costs incurred in connection with entering into the purchase agreement. During the three months ended September 30, 2021, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. During the nine months ended September 30, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between the Company and Relief on January 25, 2021. Pursuant to the Agreements, the Company received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company is contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of a New Drug Application (“NDA”) for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. The Company is contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following the Company’s written notice. Should that payment not occur, the Company’s development plans could be affected unless it were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. The Company could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. The terms of the Agreements are further described below in the Revenue Recognition section of Note 2, Significant Accounting Policies.

The Company’s existing cash and cash equivalents available at September 30, 2021, plus the $10.0 million Second Development Payment in two tranches following the FDA’s acceptance for filing and review of an NDA for ACER-001 in a UCD per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. See Note 9 to these unaudited condensed interim financial statements.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities and through a collaboration agreement. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has an accumulated deficit of $110.1 million as of September 30, 2021 and expects to incur further losses for the foreseeable future as it develops its business. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of September 30, 2021, the Company had cash and cash equivalents of $14.2 million and current liabilities of $30.4 million, which include $17.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which the Company has also recorded a receivable from its insurance carriers. The Company’s cash and cash equivalents available at September 30, 2021, plus the $10.0 million Second Development Payment in two tranches following the FDA’s acceptance for filing and review of an NDA for ACER-001 in a UCD per the Collaboration Agreement with Relief, are expected to fund its currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

The Company will need to raise additional capital to fund continued operations beyond mid-2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond mid-2022, including raising additional capital through either private or public equity or debt financing or non-dilutive funding, as well as using its ATM facility and/or its remaining $12.1 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park and the Collaboration Agreement with Relief. Any amounts raised will be used for further development of its product candidates, precommercial activities, potential acquisitions of additional product candidates, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern. See Note 9 to these unaudited condensed interim financial statements.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2020, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

On January 25, 2021, the Company entered into the Option Agreement with Relief pursuant to which the Company granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by the Company to Relief, and (iii) the Company granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated and the Note would have been repayable by the Company upon maturity.

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received the $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” but offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to the Company). Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company is contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. The Company is contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following the Company’s written notice. Should that payment not occur, the Company’s development plans could be affected unless it were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD.

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

The Company concluded the promised goods and services contained in the Collaboration Agreement, represented two distinct units of account consisting of a license in Relief Territory, and a combined promise for the development and commercialization of ACER-001 in Acer Territory and the payment of 60% net profit from that territory (together, the “Services”). The stand-alone selling price was estimated for each distinct unit of account.

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

At September 30, 2021, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $17.8 million. The Company expects to recognize this deferred collaboration funding as it incurs expenses associated with performing the Services up to the date of first commercial sale in Acer Territory and through the end of the effective date of the Collaboration Agreement. At September 30, 2021, deferred collaboration funding was composed of $25.0 million received from Relief, offset by $0.9 million recognized as license revenue and $4.8 million recorded as an offset to research and development expenses and $1.6 million recorded as an offset to general and administrative expenses during the nine months ended September 30, 2021.

Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $12.9 million and $5.3 million as of September 30, 2021 and December 31, 2020, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and loans payable recorded in other current liabilities and other non-current liabilities approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

The Company recognized a $4.0 million non-cash reduction in a secured loan from Relief during the nine months ended September 30, 2021, since the Reimbursement Payment from Relief was received net of the amount of principal and interest due in connection with the secured loan.

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

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the condensed statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate. The risk-free rate for periods within the expected life of the option is based on the U.S Treasury yield curve in effect at the time of the grant. Due to its limited operating history and a limited trading history of its common stock in relation to the life of its standard option grants, the Company estimates the expected volatility of its stock in consideration of a number of factors including the volatility of comparable public companies. The Company recognizes forfeitures related to employee stock-based awards as they occur.

The following assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2021 and 2020 using the Black-Scholes option pricing model:

	2021	2020
Risk-free interest rate	0.37% -0.84%	0.36%-1.61%
Expected life (years)	6.25	6.25
Expected volatility	92.4%	60.0%
Dividend rate	0%	0%

Research and Development Expenses

Research and development costs are expensed as incurred and include compensation and related benefits, license fees and outside contracted research and manufacturing consultants. The Company sometimes makes nonrefundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as an expense in the period that the goods are received or when the services are performed. From time to time, in connection with the Collaboration Agreement with Relief, the Company may recognize “contra-expense” for the research and development activities which were funded by this agreement. These contra-expense amounts will be disclosed parenthetically on the face of the financial statements.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; precommercial costs; and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future. From time to time, in connection with the Collaboration Agreement with Relief, the Company may recognize “contra-expense” for the general and administrative activities which were funded by this agreement. These contra-expense amounts will be disclosed parenthetically on the face of the financial statements.

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its financial statements based on certain facts and circumstances at that time. The accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to research and development expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s overall financial statements, subsequent changes in estimates may result in a material change in the

Company’s accruals. No material changes in estimates were recognized in each of the three and nine months ended September 30, 2021 and 2020. At September 30, 2021, accounts payable and accrued expenses did not include any costs associated with preclinical or clinical study expense. At December 31, 2020, accounts payable and accrued expenses included $1.8 million for costs associated with preclinical or clinical study expense.

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. From time to time, estimates having relatively higher significance include revenue recognition, determination of stand-alone selling price, stock-based compensation, contract manufacturing and clinical trial accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended September 30, 2021 and 2020, due to a full valuation allowance recognized against its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three and nine months ended September 30, 2021 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of September 30, 2021.

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Computer hardware and software	$93,361	$58,903
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	299,383	264,925
Less accumulated depreciation	(186,069)	(134,844)
Property and equipment, net	$113,314	$130,081

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued contract manufacturing	$1,254,270	$1,479,771
Accrued payroll and payroll taxes	353,257	267,159
Accrued consulting	140,938	88,750
Accrued accounting, audit, and tax fees	120,218	181,200
Accrued license fees	87,984	240,041
Accrued legal	64,863	350,517
Accrued miscellaneous expenses	34,985	102,999
Accrued contract research and regulatory consulting	27,500	1,070,664
Total accrued expenses	$2,084,015	$3,781,101

5.	LEASES

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

The leases for the Newton Premises, the Additional Newton Premises, the Bend Premises, and the Additional Bend Premises are classified as operating leases. In the first quarter of 2019, the Company adopted ASU 2016-02 and recorded a non-cash transaction to recognize a right-of-use asset of $0.4 million in other non-current assets, as well as a lease liability of $0.2 million in other current liabilities and $0.2 million in other non-current liabilities. Since the adoption of ASU 2016-02, the Company has recognized additional right-of-use assets totaling $0.3 million as well as additional lease liabilities totaling $0.1 million in other current liabilities and $0.2 million in other non-current liabilities in conjunction with the commencement of the leases for the Additional Newton Premises and the Additional Bend Premises. The Company’s lease liability represents the net present value of future lease payments utilizing a discount rate of 8% for each of the three and nine months ended September 30, 2021 and 2020, which corresponds to the Company’s incremental borrowing rate. As of September 30, 2021, the weighted average remaining lease term was 0.7 years. The Company recorded expense of $0.1 million related to the leases for each of the three months ended September 30, 2021 and 2020, and recorded expense of $0.2 million related to the leases for each of the nine months ended September 30, 2021 and 2020. The Company made cash payments for amounts included in the measurement of lease liabilities of $0.1 million and $0.2 million, respectively, during each of the three and nine months ended September 30, 2021 and 2020. The Company is reporting a right-of-use asset of $0.2 million in Other non-current assets and lease liabilities totaling $0.2 million in Other current liabilities as of September 30, 2021.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of September 30, 2021:

Undiscounted lease liabilities for years ending December 31,:
2021 (remaining)	$69,571
2022	115,951
Total undiscounted lease liabilities	185,522
Less effects of discounting	(8,627)
Total lease liabilities as of September 30, 2021	$176,895

The Company’s lease liabilities are reported on the balance sheets as follows:

	September 30, 2021	December 31, 2020
Other current liabilities	$176,895	$274,172
Other non-current liabilities	—	90,139
Total lease liabilities	$176,895	$364,311

6.	COMMITMENTS AND CONTINGENCIES

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and

MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received an approximately $10.0 million cash payment from Relief (the $14.0 million (“Reimbursement Payment”), offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to the Company). Under the terms of the Collaboration Agreement, Relief committed to pay the Company Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company is contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. The Company is contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following the Company’s written notice. Should that payment not occur, the Company’s development plans could be affected unless it were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from the Company’s territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where the Company will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. The Company could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with cancellation of the $4.0 million promissory note executed by the Company in favor of Relief on January 25, 2021, Relief released its security interest in all of the Company’s assets.

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

The Company accounted for the loan according to ASC 470. As of December 31, 2020, the Company reported the liability associated with the loan as $0.4 million in Other current liabilities and $0.2 million in Other non-current liabilities. The Company was advised by JPMorgan Chase Bank, N.A. that the principal and interest associated with its PPP loan were forgiven in full as of June 10, 2021. As a result, during the nine months ended September 30, 2021, the Company recognized a gain on extinguishment of debt of $0.6 million in Interest and other income (expense), net representing the principal and accrued interest for the PPP loan.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations.

Piper vs. Acer Therapeutics Inc.

On September 27, 2017, Piper Sandler & Co. (“Piper”) filed a lawsuit against the Company, Piper Sandler & Co. v. Acer Therapeutics Inc., Index No. 656055/2017, in the Supreme Court of the State of New York, County of New York. The complaint alleges that the Company breached its obligations to Piper pursuant to an August 30, 2016 engagement letter between the parties and an April 28, 2017 addendum thereto by failing to pay Piper (i) a fee of $1.1 million in connection with the financing which closed on September 19, 2017 for aggregate consideration of $15.7 million and (ii) $0.1 million in reimbursement for expenses incurred by Piper pursuant to the engagement letter. The parties have reached a mutually satisfactory resolution of this dispute and a stipulation of discontinuance with prejudice has been filed by the parties. The Company has not recorded a liability as of September 30, 2021 because a potential loss is not probable or reasonably estimable given the status of the proceedings.

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al., No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and the Company moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Company filed its answer to the Second Amended Complaint on August 7, 2020, and the Court held an initial conference on August 17, 2020. After obtaining leave from the Court to do so, the Lead Plaintiff filed his Third Amended Complaint on February 4, 2021. The parties reached an agreement in principle to settle this action for a payment of $8.4 million, which is subject to Court approval. Payment of the settlement was made into escrow by the Company’s insurance carriers. As of September 30, 2021, the Company has recognized $8.4 million for the proposed settlement as a loss in other current liabilities and also recognized a receivable from its insurance carrier of an equal amount in other current assets.

On August 12, 2019, a stockholder derivative action, Gress v. Aselage et al., No. 1:19-cv-01505-MN, was filed in the U.S. District Court for the District of Delaware against certain of the Company’s present and former officers and directors, asserting damages resulting from the alleged breach of their fiduciary duties, based on the same facts at issue in the Skiadas case. On March 17, 2020, a second stockholder derivative action, Giroux v. Amello et al., No. 1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of the Company’s present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of the Company’s present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. As disclosed previously, the parties reached an agreement to settle all of the derivative cases. At a hearing held on May 12, 2021 in the District Court of Massachusetts, the Court administering the matter, the settlement was approved. Payment of the settlement amount of $0.5 million, plus legal fees and costs in excess of the retention (deductible) amount, has been made by the Company’s insurance carriers. As of September 30, 2021, the Company has recorded in other current assets a $0.9 million receivable from its insurance carriers and has recorded in other current liabilities an offsetting liability of the same amount for payment of the settlement of the stockholder derivative actions and for costs related to both the derivative and class action cases.
7.	STOCKHOLDERS’ EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended September 30, 2021, the Company did not sell any shares through its ATM facility. During the nine months ended September 30, 2021, the Company sold an aggregate of 877,107 shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the nine months ended September 30, 2021, net of $0.2 million of fees and offering costs, were $2.6 million.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into an equity line purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of September 30, 2021. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

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

During the three months ended September 30, 2021, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. During the nine months ended September 30, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

2018 Stock Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”), adopted on May 14, 2018, originally provided for the grant of up to 500,000 shares of common stock as stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards and cash-based awards that may be settled in cash, stock or other property to employees, executive officers, directors, and consultants.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of 10 years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. As of September 30, 2021, 502,778 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At September 30, 2021, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of 10 years. At September 30, 2021, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the nine months ended September 30, 2021, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2020	1,240,354	$11.16	7.8
Granted	687,500	$3.48
Cancelled/forfeited	(18,879)	$20.37
Options outstanding at September 30, 2021	1,908,975	$8.30	8.0	$12
Options exercisable at September 30, 2021	858,426	$11.70	6.9	$1

At September 30, 2021, there was $2.9 million of unrecognized compensation expense related to non-vested awards related to the stock-based compensation arrangements granted under all plans, which is expected to be recorded over a weighted average period of 2.4 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was

$2.63. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation
Research and development	$183,805	$115,817	$528,385	$606,470
General and administrative	416,508	371,586	1,226,027	1,151,845
	$600,313	$487,403	$1,754,412	$1,758,315

8.	NET LOSS PER SHARE

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

As of September 30, 2021 and 2020, the number of shares of common stock underlying potentially dilutive securities are comprised of:

	September 30,
	2021	2020
Options to purchase common stock	1,908,975	1,357,163
Total	1,908,975	1,357,163

9.	SUBSEQUENT EVENTS

On October 4, 2021, the FDA accepted for filing and review the Company’s NDA for ACER-001 for the treatment of patients with UCDs.

The Company is contractually entitled to receive from Relief a $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. On October 6, 2021, the Company and Relief entered into a Waiver and Agreement to amend the timing for the Second Development Payment. The Company received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. Pursuant to the Waiver and Agreement, the Company is contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following the Company’s written notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2021. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2020.

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

•	Funding from our equity line purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) may be limited or be insufficient to fund our operations or implement our strategy
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
•

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed

•

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data

•

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more studies to assess the safety and efficacy of our product candidates. We could decide not to pursue further development of one or all of our product candidates, depending on, among other things, the expected time, cost, and risks associated with generating any such additional data

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare diseases carries additional risks, such as recruiting patients in a very small patient population

•

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval

•

As an organization, we have limited experience in designing and completing clinical trials and may be unable to do so efficiently or at all for our current product candidates or any product candidate we develop

•

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained

•

We may not be able to win government, academic institution or non-profit contracts or grants, which could affect the timing or continued development of one or more of our product candidates, and ACER-2820 in particular

•

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates

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
•

We are a party to license or similar agreements under which we license intellectual property, data, and/or receive commercialization rights relating to ACER-001, ACER-801, EDSIVOTM, and ACER-2820. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities and through collaboration. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $110.1 million as of September 30, 2021 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of September 30, 2021, we had cash and cash equivalents of $14.2 million and current liabilities of $30.4 million, which include $17.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the legal costs for the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. Our cash and cash equivalents available at September 30, 2021, plus the $10.0 million Second Development Payment in two tranches following the FDA’s acceptance for filing and review of an NDA for ACER-001 in a UCD per the Collaboration Agreement with Relief, are expected to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

We will need to raise additional capital to fund continued operations in beyond mid-2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond mid-2022, including and raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our remaining $12.1 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. From May 19, 2020 through the date of this report, we have raised gross proceeds of $10.0 million from the ATM facility and gross proceeds of $2.9 million from the agreement with Lincoln Park.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between us and Relief on January 25, 2021. Pursuant to the Agreements, we received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. We are contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following our written notice. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. The terms of the Agreements are further described in the Revenue Recognition section of Note 2 to our unaudited condensed financial statements.

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

Since our inception in December 2013, we have spent a total of $63.7 million in research and development expenses through September 30, 2021. Of that amount, $32.5 million was directly related to EDSIVOTM; $20.2 million was directly related to ACER-001, offset by $4.8 million of collaboration funding; $5.1 million was directly related to ACER-2820; $5.1 million was directly related to ACER-801; and $0.8 million was related to other development activities.

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

Other Income (Expense), Net

Other income (expense), net typically consists primarily of interest income and of gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. We incur interest expense from loans and notes payable. We record as part of other (expense) income, net, transaction gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the nine months ended September 30, 2021, we have updated our critical accounting policies to include revenue recognition and collaboration agreements. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020 for a discussion of our critical accounting policies and significant judgments and estimates.

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

On January 25, 2021, we entered into the Option Agreement with Relief pursuant to which we granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the us for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) we received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by Acer to Relief, and (iii) we granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated and the Note would have been repayable by us upon maturity.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received the $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” but offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. We are contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following our written notice. Should that payment not occur, our development plans could be affected unless we were to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD.

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

We concluded the promised goods and services contained in the Collaboration Agreement represented two distinct units of account consisting of a license in Relief Territory, and a combined promise for the development and commercialization of ACER-001 in Acer Territory and the payment of 60% net profit from that territory (together, the “Services”). The stand-alone selling price was estimated for each distinct unit of account.

We determined that the transaction price at the outset of the Collaboration Agreement would amount to $25.0 million, including the Option Fee of $1.0 million, the Reimbursement Payment of $14.0 million, and the First Development Payment of $10.0 million. We concluded that, consistent with the evaluation of variable consideration, using the most likely amount approach, the Second Development Payment as well as the milestone payments for EU marketing approvals should be fully constrained until the contingency associated with each payment has been resolved and our NDA is accepted for review by the FDA, and Relief receives EU marketing approval, respectively.

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

At September 30, 2021, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $17.8 million. We expect to recognize this deferred collaboration funding as we incur expenses associated with performing the Services up to the date of first commercial sale in Acer Territory and through the end of the effective date of the Collaboration Agreement. At September 30, 2021, deferred collaboration funding was composed of $25.0 million received from Relief, offset by $0.9 million recognized as license revenue and $4.8 million recorded as an offset to research and development expenses, and $1.6 million recorded as an offset to general and administrative expenses during the nine months ended September 30, 2021.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in each of the nine months ended September 30, 2021 and 2020. At September 30, 2021, our accounts payable and accrued expenses did not include any costs associated with preclinical or clinical study expense. At September 30, 2020, our accounts payable and accrued expenses included $1.0 million for costs associated with clinical trials.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$—	$—	$—	0%
Operating expenses:
Research and development (in the three months ended September 30, 2021, net of collaboration funding of $3,454,881)	1,435,461	3,227,048	(1,791,587)	(56)%
General and administrative (in the three months ended September 30, 2021, net of collaboration funding of $958,590)	1,843,360	2,661,989	(818,629)	(31)%
Loss from operations	(3,278,821)	(5,889,037)	2,610,216	(44)%
Total other income (expense), net	5,813	(39,221)	45,034	(115)%
Net loss	$(3,273,008)	$(5,928,258)	$2,655,250	(45)%

Revenue

We did not recognize revenue during either of the three months ended September 30, 2021 or 2020.

Research and Development Expenses

Research and development expenses were $1.4 million, net of collaboration funding of $3.5 million for the three months ended September 30, 2021, as compared to $3.2 million for the three months ended September 30, 2020. This decrease of $1.8 million was primarily due to the recognition of the $3.5 million of collaboration funding from the Collaboration Agreement with Relief, partially offset by increases in contract manufacturing expenses and employee-related expenses. Research and development expenses for the three months ended September 30, 2021 were comprised of $3.6 million related to ACER-001, offset by $3.5 million of collaboration funding; $0.9 million related to ACER-801; $0.3 million related to EDSIVOTM; and $0.1 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $1.8 million, net of collaboration funding of $1.0 million for the three months ended September 30, 2021, as compared to $2.7 million for the three months ended September 30, 2020. This decrease of $0.9 million was primarily due to the recognition of the $1.0 million of collaboration funding from the Collaboration Agreement with Relief, as well as a decrease in legal expenses, partially offset by increases in precommercial expenses and employee-related expenses.

Other Income (Expense), Net

Other income, net was primarily attributable to foreign currency gains and losses during each of the three months ended September 30, 2021 and 2020.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$900,000	$—	$900,000	N/A
Operating expenses:
Research and development (in the nine months ended September 30, 2021, net of collaboration funding of $4,766,919)	4,802,653	8,366,702	(3,564,049)	(43)%
General and administrative (in the nine months ended September 30, 2021, net of collaboration funding of $1,561,124)	7,626,009	8,263,677	(637,668)	(8)%
Loss from operations	(11,528,662)	(16,630,379)	5,101,717	(31)%
Total other income (expense), net	575,312	(17,386)	592,698	(3409)%
Net loss	$(10,953,350)	$(16,647,765)	$5,694,415	(34)%

Revenue

We recognized revenue of $0.9 million during the nine months ended September 30, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses

Research and development expenses were $4.8 million, net of collaboration funding of $4.8 million for the nine months ended September 30, 2021, as compared to $8.4 million for the nine months ended September 30, 2020. This decrease of $3.6 million was primarily due to the recognition of the $4.8 million of collaboration funding from the Collaboration Agreement with Relief, as well as a decrease in expenses for contract research, partially offset by increases in regulatory and filing fees and in employee-related expenses. Research and development expenses for the nine months ended September 30, 2021 were comprised of $5.8 million related to ACER-001, offset by $4.8 million of collaboration funding; $1.8 million related to ACER-801; $0.8 million related to ACER-2820; $0.6 million related to EDSIVOTM; and $0.6 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $7.6 million, net of collaboration funding of $1.6 million for the nine months ended September 30, 2021, as compared to $8.3 million for the nine months ended September 30, 2020. This decrease of $0.7 million was primarily due to the recognition of the $1.6 million of collaboration funding from the Collaboration Agreement with Relief, as well as a decrease in legal expenses, partially offset by increases in employee-related expenses and precommercial expenses.

Other Income (Expense), Net

Other income (expense), net of $0.6 million during the nine months ended September 30, 2021 was primarily attributable to a gain on extinguishment of debt related to forgiveness of the PPP loan. Other expense of $17 thousand during the nine months ended September 30, 2020 was primarily attributable to foreign currency loss.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2021, we have raised net cash proceeds of $95.5 million, primarily from common stock offerings, private placements of convertible preferred stock, and debt financings. As of September 30, 2021, we had $14.2 million in cash and cash equivalents and current liabilities aggregating to $30.4 million, which include $17.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. Our net loss for the three months ended September 30, 2021 and 2020 was $3.3 million and $5.9 million, respectively. As of September 30, 2021, we had an accumulated deficit of $110.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table shows a summary of our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$1,285,339	$(13,147,533)
Investing activities	(34,458)	(2,229)
Financing activities	7,139,047	7,229,570
Net increase (decrease) in cash and cash equivalents	$8,389,928	$(5,920,192)

Operating Activities

Net cash provided by operating activities was $1.3 million for the nine months ended September 30, 2021, as compared to net cash used by operating activities of $13.1 million for the nine months ended September 30, 2020. The increase of $14.4 million was primarily the result of a $13.8 million increase in deferred collaboration funding related to cash received from Relief, pursuant to the Agreements, as well as a decrease in net loss driven by the recognition of collaboration funding during the nine months ended September 30, 2021 and an increase in other current liabilities, partially offset by decreases in accrued expenses and accounts payable as well as an increase in other current assets. During the nine months ended September 30, 2021, we have recorded in other current liabilities a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded in other current assets a receivable of the same amount from our insurance carriers.

Investing Activities

Net cash used in investing activities during each of the nine months ended September 30, 2021 and 2020 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2021, as compared to $7.2 million for the nine months ended September 30, 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 pertained to the $4.0 million received from the secured loan from Relief, which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement, as well as to $3.1 million proceeds from the issuance of common stock, net of issuance costs. Net cash provided by financing activities during the nine months ended September 30, 2020 pertained to $6.7 million proceeds from the issuance of common stock, net of issuance costs, as well as to proceeds from the Paycheck Protection Program loan.

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

As of September 30, 2021, we had $14.2 million in cash and cash equivalents and current liabilities of $30.4 million, which include $17.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents available at September 30, 2021, plus the $10.0 million Second Development Payment in two tranches following the FDA’s acceptance for filing and review of an NDA for ACER-001 in a UCD per the Collaboration Agreement with Relief, are sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received the Reimbursement Payment of approximately $10.0 million in cash from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. We are contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following our written notice. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

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

On April 30, 2020, we entered into a $15.0 million equity line purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of September 30, 2021. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive any or all of the funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the nine months ended September 30, 2021, we sold 200,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time. From December 18, 2020 through the date of this report, we sold an aggregate of 1,225,239 shares of common stock through the ATM facility for gross proceeds of $3.7 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development and potential commercialization of ACER-001 beyond mid-2022
•	any continued development, including the initiation of one or more clinical trials for ACER-801
•	any continued development, including the initiation of the DiSCOVER pivotal clinical trial for EDSIVOTM
•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of ACER-2820 we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

Until we can generate a sufficient amount of product sales revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing, non-dilutive funding, and strategic alliances. Other than the equity line purchase agreement we entered into with Lincoln Park, which is subject to certain limitations and conditions, and our ATM facility, we do not maintain any lines of credit or have any sources of debt or equity capital committed for funding.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief (the $14.0 million Reimbursement Payment, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. We are contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following our written notice. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between the Company and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part

I, Item 1, Note 1, “Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements included in our Forms 10-Q/A for the periods ended March 31, 2021 and June 30, 2021.

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

The matter was discovered during the course of the external review of the accounting for the Collaboration Agreement and was reviewed with our Audit Committee. This material weakness resulted in the restatement described in Part I, Item 1, Note 1, "Nature of Operations and Basis of Presentation, Restatement of Previously Issued Financial Statements," to the unaudited condensed interim financial statements included in our Forms 10-Q/A for the periods ended March 31, 2021 and June 30, 2021.

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q as of and for the three and nine months ended September 30, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

As discussed above, we identified a material weakness in our control over financial accounting for the period covered by this report and are evaluating the material weakness to develop a plan of remediation to strengthen the effectiveness of the design and operation of our control environment. There have been no changes, except for the material weakness discussed above, in our internal control over financial reporting during the period beginning July 1, 2021, and ending September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of September 30, 2021, we had an accumulated deficit of $110.1 million, cash and cash equivalents of $14.2 million and current liabilities of $30.4 million, which include $17.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded a receivable from our insurance carriers. As discussed above, we believe that our cash and cash equivalents available at September 30, 2021, plus the $10.0 million Second Development Payment per the Collaboration Agreement with Relief, will be sufficient to fund our anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

•	the cost of manufacturing current product candidates and future product candidates, if any, that we obtain approval for and successfully commercialize
•	the timing, receipt, and amount of payments we may receive from Relief under the Collaboration Agreement, including the final $5.0 million tranche of the Second Development Payment
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements
•	the number and characteristics of any additional product candidates we may develop or acquire
•	any product liability or other lawsuits related to our product candidates or commenced against us
•	the expenses needed to attract and retain skilled personnel
•	the costs associated with being a public company
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation
•	the timing, receipt and amount of sales of, or royalties on, future approved product candidates, if any

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

As of September 30, 2021, we had an accumulated deficit of $110.1 million, cash and cash equivalents of $14.2 million, and current liabilities of $30.4 million, which include $17.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal cost, for which we have also recorded a receivable from our insurance carriers. We believe that our cash and cash equivalents available at September 30, 2021, plus the $10.0 million Second Development Payment per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-801 and EDSIVOTM clinical trials. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, and September 30, 2021.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement previously entered into between Acer and Relief on January 25, 2021 which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received an approximately $10.0 million cash payment from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to Acer). Under the terms of the Collaboration Agreement, Relief committed to pay us up to $20.0 million in U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We are contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the first $5.0 million tranche of the Second Development Payment on October 12, 2021. We are contractually entitled to receive from Relief an additional $5.0 million second tranche of the Second Development Payment upon the earlier of January 14, 2022 or 15 business days following our written notice. Should that payment not occur, our development plans could be affected unless we were able to obtain other funds. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from Acer’s territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European (“EU”) marketing approvals of ACER-001 for a UCD and MSUD.

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

Funding from our equity line purchase agreement with Lincoln Park may be limited or be insufficient to fund our operations or implement our strategy.

Under our equity line purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of September 30, 2021. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. From December 18, 2020 through the date of this report, we have sold an aggregate of 1,225,239 shares of common stock under our ATM facility for gross proceeds of $3.7 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2021 was $11.0 million. As of September 30, 2021, we had an accumulated deficit of $110.1 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no pharmacokinetic (“PK”) data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we intend to submit a protocol for the prospective study, along with an investigational new drug application (“IND”), request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a Special Protocol Assessment (“SPA”). Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing, or approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVOTM.

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

We face substantial competitive and other risks in our ACER-2820 program, aimed against a variety of infectious diseases including COVID-19, and we may be unable to raise non-dilutive capital to continue the program.

We have a development program for ACER-2820, a host-directed therapy against a variety of infectious diseases, including COVID-19. There are many companies addressing COVID-19, both in therapeutic treatment and vaccines, many of which have significantly greater resources and capital than we do. Recent positive events in the development of one or more vaccines may reduce the demand for therapeutic products addressing COVID-19. The competition for funding research and development in this disease is intense and most of our competitors have greater resources available to them. Regulatory requirements in this area are in flux and will likely remain uncertain. Further advancement of the ACER-2820 program in COVID-19 and other infectious diseases is dependent on our ability to raise non-dilutive capital. There can be no assurance that we will be able to obtain adequate financing to carry out our development plan or that, even if funding is obtained, our development of ACER-2820 will be successful, timely, and accepted by appropriate regulatory authorities.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we intend to submit a protocol for the prospective study, along with an IND, request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we intend to submit a protocol for the prospective study, along with an IND, request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing or approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Patient enrollment is a significant factor in the timing of clinical trials and is affected by many factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs or treatments that may be approved for the indications we are investigating. In addition, the ongoing COVID-19 pandemic may materially adversely affect our ability to recruit qualified subjects for our clinical trials for our product candidates. It is impossible to predict that impact on our clinical trials and our business.

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

Regulatory authorities such as the FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as ACER-001, ACER-801, EDSIVOTM, or ACER-2820, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of September 30, 2021, we had a workforce of 30 full-time employees to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

We may not be able to win government, academic institution or non-profit contracts or grants, which could affect the timing or continued development of one or more of our product candidates, and ACER-2820 in particular.

From time to time, we may apply for contracts or grants from government agencies, non-profit entities and academic institutions. For example, we are pursuing several financing options, including federally-funded research contracts and grants and other potentially non-dilutive funding sources, to fund our planned ACER-2820 development program for the potential treatment of patients with COVID-19. Such contracts or grants can be highly attractive because they provide capital to fund the ongoing development of our product candidates without diluting our stockholders. However, there is often significant competition for these contracts or grants. Entities offering contracts or grants may have requirements to apply for or to otherwise be eligible for certain contracts or grants that our competitors may be able to satisfy that we cannot. In addition, such entities may make unfavorable decisions as to whether to offer contracts or make grants, to whom the contracts or grants may or will be awarded and the size of the contracts or grants to each awardee. Even if we are able to satisfy the award requirements, there is no guarantee that we will be a successful awardee. Therefore, we may not be able to win any contracts or grants in a timely manner, if at all.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed. In addition, there are known cyberattacks against pharmaceutical companies engaged in development of therapeutic or vaccine products addressing COVID-19. Our ACER-2820 program is one such program that could attract the attention of cyberattackers.

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

Following a Type B meeting with the FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we intend to submit a protocol for the prospective study, along with an IND, request breakthrough therapy designation, and coordinate with the FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. There can be no assurance that the FDA will accept our plan or, if accepted, that the resulting data would be adequate to support resubmission, filing, or approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

While we are responsible for and typically have control over the filing and prosecuting of patent applications and maintaining patents which cover making, using or selling ACER-001, ACER-801, EDSIVOTM, or ACER-2820, we may lose any such rights if we decide to allow any licensed patent to lapse. If we fail to appropriately prosecute and maintain patent protection for any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

We are a party to license or similar agreements under which we license intellectual property, data, and/or receive commercialization rights relating to ACER-001, ACER-801, EDSIVOTM, and ACER-2820. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business.

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
•

our ability to sell shares of common stock to Lincoln Park pursuant to the terms of the equity line purchase agreement and our ability to register and maintain the registration of the shares issued and issuable thereunder

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock. As noted, the short-, medium-, and long-term impacts of the COVID-19 pandemic on the U.S. and global economies generally, and on our business specifically, are difficult to predict.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 14,310,244 shares of common stock were outstanding as of September 30, 2021. As of such date, another 1,908,975 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the equity line purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, with $12.1 million obligation remaining as of September 30, 2021. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

As of September 30, 2021, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1

Waiver and Agreement, dated October 6, 2021, by and between Acer Therapeutics Inc. and Relief Therapeutics Holding AG (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 8, 2021).

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