Form 10-K
period 2021-12-31
Acer Therapeutics Inc.
filed 2022-03-02
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based upon the closing price as of such date was $34,649,392.

As of February 15, 2022, 14,310,244 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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
•

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements as of and for the fiscal quarters ended March 31, 2021 and June 30, 2021. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

•

We entered into a Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows them to control the development and commercialization of ACER-001 in urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability. In addition, we are required to provide assistance to Relief in the performance of their contractual obligations, which may distract us from achieving our objectives

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
•

The marketing approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001 for which we received FDA’s acceptance for filing and substantive review of our New Drug Application (“NDA”) in October 2021, our business will be substantially harmed

•

If we are unable to obtain approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data

•

Marketing approval may be substantially delayed or may not be obtained for one or all of our product candidates if regulatory authorities require additional or more studies to assess the safety and efficacy of our product candidates. We could decide not to pursue further development of one or all of our product candidates, depending on, among other things, the expected time, cost, and risks associated with generating any such additional data

•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare diseases carries additional risks, such as recruiting patients in a very small patient population

•

Clinical failure can occur at any stage of clinical development. Because the results of earlier clinical trials are not necessarily predictive of future results, any product candidate we advance through clinical trials may not have favorable results in later clinical trials or receive marketing approval

•

As an organization, we have limited experience in designing and completing clinical trials and may be unable to do so efficiently or at all for our current product candidates or any product candidate we develop

•

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained

•

We may not be able to win government, academic institution or non-profit contracts or grants, which could affect the timing or continued development of one or more of our product candidates, and ACER-2820 in particular

•

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates

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

•	Our share price is very volatile, may not reflect the underlying value of our assets or business prospects, and you may not be able to resell your shares at a profit or at all
•

We may not comply with the Nasdaq continued listing requirements. If we are unable to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital

•	We have been a defendant in securities litigation in the past and may become the target of securities litigation in the future, which may be costly and time-consuming to defend
•	Future sales of our common stock could cause dilution, and the sale of such common stock, or the perception that such sales may occur, could cause the price of our stock to decline
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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, zika, dengue, ebola and COVID-19. Each of our product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Our current product candidate pipeline is summarized in the chart below:

$	Additional capital resources required to fund planned ACER-001 (MSUD), ACER-801, and EDSIVOTM clinical trials and to fund ACER-2820 program going forward

•	ACER-001 (sodium phenylbutyrate)
o

Announced in February 2021 topline results from our bioequivalence (“BE”) trial in which ACER-001 showed similar relative bioavailability compared to BUPHENYL® (sodium phenylbutyrate) under fed conditions

o

Announced in March 2021 that we and Relief Therapeutics Holding AG (“Relief”) entered into a collaboration and license agreement (the “Collaboration Agreement”) for worldwide development and commercialization of ACER-001. Under the terms of the Collaboration Agreement, Relief has paid us $35.0 million to date in cash payments and development and commercial launch reimbursement costs in exchange for potential future net profit share and territory rights

o

Announced in October 2021 that FDA has accepted for filing the NDA for ACER-001 (sodium phenylbutyrate) for the treatment of patients with UCDs and has assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of June 5, 2022

o

Announced in October 2021 that the U.S. Patent and Trademark Office (“USPTO”) has issued a new U.S. patent to us for certain claims related to ACER-001 (sodium phenylbutyrate). Patent 11,154,521 covers pharmaceutical composition claims related to ACER-001’s taste-masked, multi-particulate dosage formulation for oral administration. The newly issued patent has an expiration date in 2036

o	In December 2021, the USPTO issued a new U.S. patent 11,202,767 to us that covers certain methods of use claims related to ACER-001. The newly issued patent has an expiration date in 2036
•	ACER-801 (osanetant)
o

Announced in December 2021 FDA clearance of our Investigational New Drug (“IND”) application for our selective non-peptide neurokinin 3 receptor (“NK3R”) antagonist, ACER-801 (osanetant), for the potential treatment of iVMS

o

Plan to initiate in the first quarter of 2022 a Phase 2a clinical trial designed to evaluate the effect of ACER-801 at different doses, compared to placebo, on the frequency and severity of vasomotor symptoms associated with menopause, subject to additional capital. The trial results would be anticipated in the second half of 2022, which, if positive, would provide proof of concept data informing ACER-801’s dosing and development path forward in patients with iVMS

•	EDSIVO™ (celiprolol)
o

In January 2022, FDA cleared the EDSIVOTM IND for the treatment of patients with COL3A1+ vEDS. We are in discussions with FDA through a special protocol assessment (“SPA”), to seek agreement on our planned DiSCOVER (Decentralized Study of Celiprolol on vEDS-related Event Reduction) trial. If SPA agreement is reached with FDA, in the second quarter of 2022 we intend to initiate the pivotal Phase 3, randomized, double-blind, placebo-controlled, decentralized clinical trial for EDSIVO™ for patients with COL3A1+ vEDS, subject to additional capital. The DiSCOVER trial is estimated to take approximately 3.5 years to complete, once fully enrolled

o	In February 2022, we submitted to FDA our request for EDSIVO™ Breakthrough Therapy Designation (“BTD”)
•	ACER-2820 (emetine)
o

Further advancement of the emetine program for treatment of certain viruses, including cytomegalovirus, zika, dengue, ebola and COVID-19, is dependent on our ability to raise non-dilutive capital for this program

Our Strategy

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

Product Candidates

ACER-001 (sodium phenylbutyrate)

Background

Sodium phenylbutyrate (“NaPB”) is currently approved in the U.S. and the European Union (“EU”) to treat patients with UCDs. Our product candidate ACER-001 is a nitrogen-binding agent in development for use as adjunctive therapy in the chronic management of patients with UCDs involving deficiencies of carbamyl phosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”). ACER-001 includes a multi-particulate dosage formulation for oral administration consisting of a core center, a layer of active drug, and a coating designed to minimize the aversive taste and odor1 of sodium phenylbutyrate while quickly dissolving in the stomach. ACER-001 is also being developed for MSUD and has been granted orphan drug designation by FDA for this indication.

Urea Cycle Disorders

The urea cycle is a series of biochemical reactions that occur primarily in the liver, which converts toxic ammonia produced by the breakdown of protein and other nitrogen-containing molecules in the human body into urea for excretion. UCDs are a group of disorders caused by genetic mutations that result in a deficiency in any one of the six enzymes or two of the amino acid transporters, which can lead to an excess accumulation of ammonia in the bloodstream, a condition known as hyperammonemia. Acute hyperammonemia can cause lethargy, somnolence, coma, and multi-organ failure, while chronic hyperammonemia can lead to headaches, confusion, lethargy, failure to thrive, behavioral changes, and learning and cognitive deficits. Common symptoms of both acute and chronic hyperammonemia also include seizures and psychiatric symptoms.

Diagnosis and Incidence

The diagnosis of UCDs is based on clinical observations, confirmed by biochemical and molecular genetic testing. A plasma ammonia concentration of 150 μmol/L or higher associated with a normal anion gap and a normal plasma glucose concentration is an indication for the presence of UCDs. Plasma quantitative amino acid analysis and measurement of urinary orotic acid can distinguish between the various types of UCDs. A definitive diagnosis of UCDs depends on either molecular genetic testing or measurement of enzyme activity. Molecular genetic testing is possible for all urea cycle defects. Studies suggest that the incidence of UCDs in the U.S. is about 1 in 35,000 live births.1 Table 1 shows estimates of the incidence for the individual disorders based on this overall incidence. Newborn screening data on over six million births and data from the large US and European longitudinal registries was used to determine how common these conditions are. Approximately 2,000 patients suffer from UCDs in the U.S.

Table 1: Distribution by Group and Overall Incidence of UCDs

* As of April 2013

Abbreviations: UCDC (Urea Cycle Disorders Consortium); E-IMD (European Registry and Network for Intoxication Type Metabolic Diseases); NUCDF (National Urea Cycle Disorders Foundation); UCDs (urea cycle disorders); NAGS (N-acetylglutamate synthase); CPSI (carbamoyl phosphate synthetase I); OTC (ornithine transcarbamylase); ASS/AS (argininosuccinic acid synthetase); ASL (argininosuccinate lyase); ARG (arginase); HHH (hyperornithinemia-hyperammonemia-homocitrullinuria syndrome)

Table Source: Marshall L. Summar, et al., The incidence of urea cycle disorders, Molecular Genetics and Metabolism, Volume 110, Issues 1–2, 2013, Pages 179-180.

Current Treatment Options for UCDs

The current treatment of UCDs consists of dietary management to limit ammonia production in conjunction with medications that provide alternative pathways for the removal of ammonia from the bloodstream. Dietary protein must be carefully monitored, and some restriction is necessary; too much dietary protein causes excessive ammonia production. However, if protein intake is too restrictive or insufficient calories are consumed, the body will break down lean muscle mass to obtain the amino acids or energy it requires, which can also lead to excessive ammonia in the bloodstream. Dietary management may also include supplementation with special amino acid formulas developed specifically for UCDs, which can be prescribed to provide approximately 50% of the daily dietary protein allowance. Some patients treated with sodium phenylbutyrate may also require individual branched-chain amino acid supplementation.

Medications for UCDs are primarily comprised of nitrogen scavenger drugs, which are substances that provide alternative excretion pathways for nitrogen by bypassing the urea cycle. The use of these alternative pathways for nitrogen removal is important for the management of acute episodes of hyperammonemia and are also included as part of a long-term treatment regimen for UCDs patients. Current nitrogen scavenger treatments for UCDs are based on phenylbutyrate or benzoate, which conjugate with glutamine or glycine, respectively, allowing for urinary excretion of nitrogen as phenylacetylglutamine or hippurate, respectively.

According to a 2016 study by Shchelochkov et al., published in Molecular Genetics and Metabolism Reports3, while nitrogen scavenging medications are effective in helping to manage UCDs, non-compliance with treatment is common. Reasons given for non-compliance include the unpleasant taste associated with some available medications, the frequency with which medication must be taken and the high cost of the medication.

Phenylbutyrate is available as both NaPB, which is marketed as BUPHENYL®, and glycerol phenylbutyrate (“GPB”), which is marketed as RAVICTI®. While a study provided by Horizon Therapeutics, Inc. in the RAVICTI® package insert involving 46 adults with UCDs demonstrated that BUPHENYL® and RAVICTI® were similarly effective in controlling the blood level of ammonia over a 24-hour period, many patients who take their medicine orally prefer RAVICTI®, as it is significantly more palatable than BUPHENYL®. However, the average annual cost of RAVICTI® is $950,000 (based on patient weight), which is often prohibitively expensive.2

In cases where dietary management or medication is not effective, patients with UCDs may require a liver transplant.

Rationale for ACER-001 Treatment in UCDs

ACER-001 is a nitrogen-binding agent in development for use as adjunctive therapy in the chronic management of patients with UCDs. ACER-001 includes a multi-particulate dosage formulation for oral administration designed to minimize the aversive taste and odor1 of sodium phenylbutyrate while quickly dissolving in the stomach. BUPHENYL®, a powder formulation of NaPB, has been approved by FDA for UCDs with demonstrated efficacy and safety in UCDs patients of all ages. We believe that if it is approved, ACER-001’s coated formulation will offer an alternative to existing NaPB-based treatments, designed to minimize the aversive taste and odor associated with NaPB treatments that is cited as a major impediment to patient compliance.1

Bridging Studies

1.	Under Fasted Conditions

In February 2020, we reported the completion and final data from our clinical trial evaluating the bioavailability and bioequivalence of ACER-001 to BUPHENYL® both under fasted conditions. The trial was a single-center, single-blind, randomized, single-dose crossover study designed to show bioequivalence of ACER-001 compared to BUPHENYL® in 36 healthy adult subjects under fasted conditions. Data showed ACER-001 to have similar relative bioavailability for both phenylbutyrate (“PBA”) and phenylacetate (“PAA”) compared to BUPHENYL® under fasted conditions.

This trial also included an arm of ACER-001 administered under fed conditions. When the fed and fasted arms of the study were compared, it was shown that administration of ACER-001 in a fasted state achieved more than two times the maximum concentration (“Cmax”) of PBA compared to administration of the same dose of ACER-001 in a fed state. These results are consistent with previously published data by Nakano, et al4 that evaluated pharmacokinetics (“PK”) of NaPB in patients with progressive familial intrahepatic cholestasis, also demonstrating that administration of NaPB in a fasted state significantly increased PBA peak plasma concentration compared to administration of NaPB in a fed state.

ACER-001[1]

NaPB[2]

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
Time(min)

*Based on data comparison of ACER-001 under fed conditions vs. published data of NaPB under fed conditions

1 ACER-001 BE/BA Study (Part B) in healthy volunteers

2 Sci Rep 9, 17075 (2019). https://doi.org/10.1038/s41598-019-53628-x

Currently approved therapies for UCDs, including BUPHENYL®5 and RAVICTI®6, are required to be administered with food. BUPHENYL® is required to be administered in a fed state due to its aversive odor and taste, with side effects including nausea, vomiting and headaches, which can lead to discontinuation of treatment.1 Additionally, prescribing information states that the BUPHENYL® food effect is unknown. RAVICTI® PK and pharmacodynamic (“PD”) properties were determined to be indistinguishable in fed or fasted states.7

Based on the results from the food effect study within the first ACER-001 BE trial, we commissioned Rosa & Co. LLC to create a PhysioPD® PK model to evaluate the potential food effect on exposure, tolerability and efficacy of ACER-001 in UCDs patients. Results from this in silico model suggested that administration of ACER-001 in a fasted state required approximately 30% less PBA to achieve comparable therapeutic benefit in a fed state. In addition, the model predicted that administration of ACER-001 in a fasted state compared to administration of BUPHENYL® or RAVICTI® (same amounts of PBA) in their required fed states would be expected to result in higher peak blood PBA, PAA and phenylacetylglutamine (“PAGN”) concentrations, predicting a 43% increase in urinary PAGN levels (a negative correlation between blood ammonia area under the curve and 24-hour urinary PAGN amount has been shown).8

Adult Virtual Patient

Child Virtual Patient

PAA (Safety[1,2,3])

PAA Cmax
250
200
150
100
50
0
mg/mL
Allowed
Toxicity
Range
3
9
15
21
Total daily fed dose (g)
ACER001 Fasted, 60% of fed dose
ACER001 Fasted, 70% of fed dose
ACER001 Fasted, 100% of fed dose
Buphenyl Fed, 100% of fed dose

PAA Cmax
700
600
500
400
300
200
100
0
mg/mL
Above allowed
concentration
Allowed
Toxicity
Range
1.5
3
6
9
Total daily fed dose (g)
ACER001 Fasted, 70% of fed dose
ACER001 Fasted, 80% of fed dose
ACER001 Fasted, 100% of fed dose
Buphenyl Fed, 100% of fed dose

uPAGN (Efficacy)

Urinary PAGN
40
35
30
25
20
15
10
5
0
g/day
30% less drug
Equivalent
NH4 removal
3
9
15
21
Total daily fed dose (g)
ACER001 Fasted, 60% of fed dose
ACER001 Fasted, 70% of fed dose
ACER001 Fasted, 100% of fed dose
Buphenyl Fed, 100% of fed dose

Urinary PAGN
14
12
10
8
6
4
2
0
g/day
30% less drug
Equivalent
NH4 removal
1.5
3
6
9
Total daily fed dose (g)
ACER001 Fasted, 70% of fed dose
ACER001 Fasted, 100% of fed dose
Buphenyl Fed, 100% of fed dose

- ACER-001 in a fasted state required ~30% less PBA to achieve comparable therapeutic benefit in a fed state
- Model predicted 43% increase in urinary PAGN levels (negative correlation with blood ammonia AUC)

1 Mol Genet Metab. 2013 Dec; 110(4): 446-453.

2 Pediatr Res. 1986 Nov; 20(11):1117-21.

3 Cancer. 1995 Jun 15; 75(12):2932-8.

2.	Under Fed Conditions

In February 2021, we announced topline results from our single-center, single-blind, randomized, single-dose crossover trial that evaluated BE of ACER-001 compared to BUPHENYL® when administered under fed conditions in 36 healthy adults. The topline data from this trial showed ACER-001 to have similar relative bioavailability for both PBA and PAA compared to BUPHENYL® under fed conditions.

Publication of Bridging Studies

In January 2022, we announced acceptance of our poster, “The Pharmacokinetics of Taste-Masked Sodium Phenylbutyrate (ACER-001) for the Treatment of Urea Cycle Disorders Under Fasting and Fed Conditions in Healthy Volunteers,” for presentation at the Society for Inherited Metabolic Disorders (“SIMD”) Conference in April 2022, and the poster, “ACER-001: a potential alternative to sodium and glycerol phenylbutyrate for treatment of urea cycle disorders,” for presentation at the Genetic Metabolic Dieticians International (“GMDI”) Conference in May 2022. The posters summarize results from our bridging studies that evaluated the bioavailability and bioequivalence of ACER-001 compared to BUPHENYL® (sodium phenylbutyrate).

Publication of Taste Assessment Studies

In January 2022, we also announced acceptance of our poster, “Taste-Masked Coating of Sodium Phenylbutyrate (ACER-001) Improves the Palatability of Sodium Phenylbutyrate for Treatment of Urea Cycle Disorders,” for presentation at the SIMD Conference in April 2022, and the poster, “Taste-masked coating of sodium phenylbutyrate (ACER-001) improves the palatability of sodium phenylbutyrate for treatment of urea cycle disorders,” for presentation at the GMDI Conference in May 2022. The posters detail results from two open-label repeated measures taste assessment studies of ACER-001 and sodium phenylbutyrate.

Registration Plan

We intend to seek FDA approval in the U.S. to market ACER-001 for administration initially under fed conditions for the treatment of UCDs using a regulatory pathway established under section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FDCA”) that allows applicants to rely at least in part on third party data for approval, which may expedite the preparation, submission, and approval of a marketing application. Because FDA has approved an NDA for BUPHENYL® as adjunctive therapy in the chronic management of patients with UCDs involving deficiencies of CPS, OTC or AS, which is referred to as the reference listed drug (“RLD”), we intend to rely on the RLD’s preclinical and clinical safety and efficacy data, while supplementing the data with bridging studies that show similar relative bioavailability of ACER-001 compared to BUPHENYL®.

In October 2021, we announced that FDA has accepted for filing our NDA for ACER-001 for the treatment of patients with UCDs and has assigned a PDUFA target action date of June 5, 2022.

ACER-001 is an investigational product candidate which has not been approved for any indication by FDA, the European Medicines Agency (“EMA”), or any other regulatory authority.

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

There are currently no approved pharmacologic therapies in the U.S. or the EU for MSUD. Treatment of MSUD consists primarily of a severely restricted diet to limit the intake of BCAA, with aggressive medical interventions when blood levels of BCAA or BCKA become elevated.

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

Investigators at BCM further explored the mechanistic rationale for NaPB lowering BCAA/BCKA levels. NaPB was found to be an allosteric inhibitor of the branched-chain keto acid dehydrogenase complex kinase (“BCKD-kinase”), and enzyme that regulates the activity of the branched-chain keto acid dehydrogenase complex (“BCKDC”) enzyme that is responsible for the normal metabolism of BCKAs.11 By inhibiting the BCKD-kinase, the BCKDC is constitutively activated, thus the increased activity results in a reduction in the plasma levels of BCAA and BCKA in all people, including those with MSUD, suggesting that NaPB may be an effective treatment for people with MSUD, who experience elevated BCAA levels.10,12

In November 2020, study results evaluating the effect of NaPB in the management of acute MSUD attacks in pediatric patients (n=10) were published in the Journal of Pediatric Endocrinology and Metabolism showing a significant reduction in leucine levels in MSUD patients experiencing an acute attack.13 The results suggested that NaPB can be safely administered in combination with emergency protocol and may provide additional clinical benefit beyond emergency protocol alone. However, verifying this outcome would require additional validation in a controlled trial. If ACER-001 is approved for the treatment of chronic MSUD, we believe this data may support that patients will not be required to interrupt their therapy in the event of an acute crisis.

Registration Plan

We anticipate initiation of a clinical study evaluating ACER-001 in MSUD to occur in the second half of 2022, subject to additional capital. If the required clinical studies are successful, we plan to seek FDA approval to market ACER-001 for the treatment of MSUD in the U.S. by submitting a 505(b)(2) NDA incorporating data from BUPHENYL’s® NDA (the reference listed drug) while supplementing our intended NDA for ACER-001 with additional PK, PD, efficacy and safety data specifically in the MSUD population.

Collaboration Agreement with Relief Therapeutics Holding AG

On January 25, 2021, we entered into an option agreement with Relief (the “Option Agreement”), pursuant to which we granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with us for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021, for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) we received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by us to Relief, and (iii) we granted to Relief a security interest in all of our assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated, and the Note would have been repayable by us upon maturity.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to us), and Relief released its security interest in all of our assets. Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

ACER-801 (osanetant)

Background

ACER-801 (osanetant) is a novel, non-hormonal, neurokinin 3 receptor (“NK3R”) antagonist that could offer a potential treatment option with meaningful improvement of Vasomotor Symptoms (“VMS”) for patients with iVMS by blocking the stimulatory signaling of neurokinin B (“NKB”) on the KNDy neurons. NK3R is the main receptor for NKB, a tachykinin peptide primarily found in the arcuate nucleus (“ARC”) of the hypothalamus. In December 2018, we entered into an exclusive license agreement with Sanofi to acquire worldwide rights to ACER-801.

Hot flashes, flushing, and night sweats are known as VMS, and most often occur in women who are entering or in menopause. VMS are causally related to decreasing estradiol concentrations, mainly in the serum and subsequently also in the temperature regulating center located in the hypothalamus. The lack of estrogen alters neurotransmitter activity, especially in the serotonergic and noradrenergic pathways.

VMS can also be induced by anti-androgen and anti-estrogen cancer therapies and surgical procedures that can lead to treatment non-compliance.14,15 VMS are caused by low estrogen levels leading to increased stimulatory signaling of NKB on the KNDy neurons in the hypothalamus. A non-hormonal treatment to manage iVMS is needed as estrogen is contraindicated for the management of VMS in patients with hormone-positive tumors, including breast and prostate tumors.

In the study “Factors related to the experience of menopausal symptoms in women prescribed tamoxifen” 16 women with Hormone Receptor positive (“HR+”) Breast Cancer (“CaB”) receiving tamoxifen:

•	84% of women experienced hot flashes
•	80% experienced night sweats
•	60% experienced severe symptoms
•	Symptoms persisted throughout 5 years of treatment and were mainly attributed to tamoxifen

•	After 4.5 years, 46% of women had discontinued tamoxifen

In a prospective analysis of 250 men with HR+ Prostate Cancer (“CaP”) receiving leuprolide: 17

•	80% of men experience hot flashes
•	15-27% consider hot flashes the most distressing side effect
•	30-40% experienced moderate-to-severe symptoms
•	20% discontinued or disrupted treatment

In women who are breast cancer gene positive (“BRCA+”) and had bilateral salpingo-oophorectomy (“BSO”), quality of life analyses conducted post-procedure concluded:

•	67% of women have symptoms of menopause such as hot flashes[1][8]
•	Up to 35% complain of “extremely bothersome” symptoms up to two years after their surgery[1][9]

iVMS are well documented with the use of cancer therapies and certain surgical procedures. Symptoms such as hot flashes can appear immediately and be severe. Cancer therapy side effects can lead to treatment non-adherence which increases the mortality risk and/or shortens the time to recurrence. We believe a treatment for iVMS is needed to help ensure cancer patients are more likely to start and stay on critical cancer therapies.

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

1 Trinity Partners 2020; 2 Dowsett M, et al., Lancet.386(10001):1341-52, 2015; 3 Lee RJ, et al., Cancer and Chemotherapy and Biotherapy:  Principles and Practice. 5th ed; 2011; 4 ACOG Recommendations FAQ505 BRCA1 and BRCA2, August, 2018; 5 Lin J, et al:  Cancer Prev Res 2011;4: 1360-1365;  6 Lupron Depot PI March, 2019; 7 Moon, Z. et al., JOURNAL OF PSYCHOSOMATIC OBSTETRICS & GYNECOLOGY, 2017 VOL. 38, NO. 3, 226–235; 8 Challapalli, A, et al., Clinical and Translational Radiation Oncology 10 (2018) 29–35  9 L. Johnson, et al. American Society for Reproductive Medicine, 2014 Vol 102 No. 3, Supplement, e249;  10 Nichols, H, et al., JNCI J Natl Cancer Inst, 2015, 1–8 ; 11 Gonzalez BD et al J Urol 194: 690-695 2015;  12 N Engl J Med. 2002 May 23:346(21):1609-15;   13 Open Med. 2007 Aug 14;1(2):e92-8

Rationale for ACER-801 Treatment for iVMS

NKB/NK3R is implicated in a variety of human functions and affects the hypothalamus-pituitary-gonadal axis, which plays a critical part in the development and regulation of a number of the body’s systems, such as the reproductive and immune systems. Clinical proof of concept studies with other NK3R antagonists have demonstrated rapid and clinically meaningful improvement in vasomotor symptoms and polycystic ovarian syndrome.

ACER-801 was originally developed by Sanofi as osanetant (SR142801) for the treatment of symptoms associated with schizophrenia. Development was discontinued in 2005. Direct human safety evidence is available from 23 completed Phase 1 and 2 studies of whom approximately 400 healthy subjects and 820 patients were treated with osanetant for schizophrenia, depression, and other indications. Data from these studies indicated no major safety concerns after single-dose and repeat-dose administration.20 ACER-801 is orally bioavailable21 and readily crosses the blood-brain barrier22. We believe that several disorders involving the hypothalamus-pituitary-gonadal axis could benefit from treatment with an NK3R antagonist.

Registration Plan

In December 2021, we announced FDA clearance of our IND application for our selective NK3R antagonist, ACER-801, for the potential treatment of iVMS. We plan to initiate in the first quarter of 2022, a Phase 2a clinical trial designed to evaluate the effect of ACER-801 at different doses, compared to placebo, on the frequency and severity of vasomotor symptoms associated with menopause, subject to additional capital. The trial results would be anticipated in the second half of 2022, which if positive, will provide proof of concept data and help define ACER-801’s optimal dose and development path forward in patients with iVMS. ACER-801 is an investigational drug in the U.S. and is not currently FDA approved for any indication.

EDSIVO™ (celiprolol)

Background

EDSIVO™ is a selective adrenergic modulator (“SAM”) and, if approved for marketing by FDA, would be a New Chemical Entity (“NCE”) in the U.S. Celiprolol is currently approved in the EU for the treatment of hypertension and angina. Ehlers-Danlos syndrome (“EDS”) is an inherited disorder caused by mutations in the genes responsible for the structure, production, or processing of collagen, an important component of the connective tissues in the human body, or proteins that interact with collagen. EDS is a spectrum disorder where patients present with various forms, the most serious of which is vEDS, also known as vEDS type IV, which is generally caused by a mutation in the COL3A1 gene. vEDS causes abnormal fragility in blood vessels, which can give rise to aneurysms, abnormal connections between blood vessels known as arteriovenous fistulas, arterial dissections, and spontaneous vascular ruptures, all of which can be potentially life-threatening. Gastrointestinal and uterine fragility or rupture also commonly occur in vEDS patients. Spontaneous arterial rupture has a peak incidence in the third or fourth decade of life in vEDS patients but may occur earlier and is the most common cause of sudden death in vEDS patients. Arterial rupture or dissection events occur in about 25% of patients before the age of 20 but increase to roughly 90% of patients by the age of 40. The median survival age of vEDS patients in the U.S. is 51 years, with arterial rupture being the most common cause of sudden death.23 Pregnancy-related complications also occur in women with vEDS and include arterial dissection or rupture, uterine rupture, hemorrhage, premature rupture of membranes, lacerations, and complications during and after surgery.

Diagnosis and Incidence

vEDS is diagnosed through clinical observation, which is usually confirmed by mutational analysis of the COL3A1 gene. In the absence of a family history of the disorder, however, most vEDS patients are not diagnosed until the occurrence of an arterial aneurysm or dissection, bowel perforation, or organ rupture. In 2019, the World Health Organization issued a new International Classification of Diseases (“ICD”) code (Q79.63) specifically for vEDS. Expansion of the current classification enables specific identification of vEDS and allows for more accurate and effective diagnosis, patient monitoring and reimbursement. We will continue to evaluate this new classification to help further define and identify patients available for potential treatment. Previously, vEDS was classified within one broad category that included 13 subtypes of EDS. The issuance of the new vEDS ICD code is the result of efforts led by Dr. Brad Tinkle, a clinical geneticist at Peyton Manning Children’s Hospital in Indianapolis, in collaboration with Acer, the International Consortium on Ehlers-Danlos syndromes and Related Disorders, and the ICD-10-CM Coordination and Maintenance Committee.

Current Treatment Options for vEDS

Currently, there are no approved pharmacologic therapies anywhere in the world for vEDS. However, celiprolol, off label, has become the standard of care therapy for vEDS in Europe.24 Medical intervention for vEDS focuses on surgery, symptomatic treatment, genetic counseling, and prophylactic measures, such as avoiding intense physical activity, scuba diving, and violent sports. Arterial, digestive, or uterine complications in vEDS patients typically require immediate hospitalization, observation in an intensive care unit, and sometimes surgery. Pregnant women with vEDS are considered to be at risk and receive special care.

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

Rationale for EDSIVO™ (celiprolol) Treatment in vEDS

BBEST Trial

In October 2010, researchers at Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) in Paris, France, published in the Lancet results from its BBEST trial designed to assess the preventive effect of celiprolol for major cardiovascular events in patients with vEDS via a multicenter, prospective, randomized, open trial with blinded evaluation of clinical events.25

Fifty-three participants were enrolled in the BBEST trial and randomly assigned to a five-year intervention, receiving either celiprolol or no treatment with important phenotype characteristics equally balanced between the celiprolol group and the control group.25 Thirty-three of the 53 patients participating in the study had proven mutations in the COL3A1 gene. Of those patients with proven mutations, demographic and arterial characteristics did not differ from those of the study population as a whole. The duration of follow-up was five years or until the first qualifying cardiac or arterial event. The primary endpoint was a composite of cardiac or arterial events (rupture or dissection, fatal or not) during follow-up. Secondary endpoints were gastrointestinal or uterine rupture. The study was ended early after a consensus decision of the safety monitoring board, the methodologist of AP-HP, and the principal investigator because significant differences were recorded between the treatment group and the control group after 64 months. Mean duration of follow-up was 47 months prior to trial halt. Five of 25 patients on celiprolol a primary endpoint was recorded, compared with 14 of 28 patients in the control group. The hazard ratio (“HR”) for event-free survival, was 0.36, (95% CI 0.15—0.88; p=0.040), meaning that with celiprolol the risk of having a cardiac or arterial event was reduced by 64% compared to control. Combined primary and secondary endpoints affected 6 patients on celiprolol and 17 patients in the control group, (HR 0.31; 95% CI 0.14—0.71; p=0.0097).

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

Long-Term Observational Study: France

In addition to the BBEST trial, in April 2019, long-term data from a cohort of COL3A1-positive vEDS patients was published in the Journal of the American College of Cardiology (“JACC”). The publication, entitled “Vascular Ehlers-Danlos Syndrome: Long-Term Observational Study,” was authored by Michael Frank, MD, Xavier Jeunemaitre, MD, PhD, and Pierre Boutouyrie, MD, PhD, et al.26 This published study describes outcomes in 144 COL3A1-positive vEDS patients clinically monitored and treated at the French National Referral Center for Rare Vascular Diseases (Paris, France) between 2000 and 2017. Patients were followed for a median of 5.3 years, and up to 20 years. At the initial work up, 50% of patients were not treated regularly and only 33.3% were taking celiprolol; by the end of the study period, the majority (90.3%) were treated with celiprolol alone or in combination with other medications. Once the maximum tolerated dose of celiprolol was reached, 90 (62.5%) patients remained at this dose throughout their follow-up. Only five (3.5%) patients required dose reduction due to fatigue, and no serious drug-related adverse event was recorded.

Patients had a lower mortality rate than that expected from the natural history of the disease as described in previous U.S. reports.26 Survival curve analysis showed that those not treated with celiprolol had a significantly worse outcome than celiprolol-treated patients: survival was 80.7% (95% CI 67.8%–93.6%) in those treated with celiprolol versus 48.5% (95% CI 19.7%–77.4%) in those not treated (p<0.001) after 11.1 years of follow-up. Survival was significantly higher in patients treated with a median dose of celiprolol of 400mg/day (n=83) vs. patients treated with a lower median dose of 217mg/d [100-300mg/day] (n=27), suggesting a dose effect and that 400mg/day should be considered the optimal dose. The authors also observed a relative decrease in hospitalization rates for acute arterial events during the time period in which the majority of patients were on celiprolol, suggesting a positive effect of celiprolol on the incidence and/or severity of new arterial events. The authors concluded that in this large, long-term cohort study, vEDS patients had a higher survival rate than expected relative to the known natural history of the disease and a lower annual occurrence of arterial complications, and that celiprolol use was potentially associated with these significant improvements in clinical outcomes.

Long-Term Observational Study: Sweden

In November 2020, long-term data from COL3A1-positive vEDS patients was published in the European Journal of Vascular and Endovascular Surgery (“EJVES”), “Celiprolol treatment in patients with vascular Ehlers-Danlos Syndrome.”27 This published study describes outcomes in 40 patients with COL3A1-positive vEDS that were clinically monitored and treated with celiprolol in a single center retrospective study at Uppsala University Hospital, a national referral center for vEDS patients in Sweden, between the years 2011 and 2019. Patients were followed for a median of 22 months (range 1-98 months) with a total follow up of 106 patient years. Assessments were conducted by a multidisciplinary team, including vascular surgeons, angiologists and clinical geneticists. Celiprolol was administered twice daily and titrated up by 100 mg steps to a maximum of 400 mg per day. Some patients were treated concomitantly or separately with other medications. Sixty-five percent of the patients reached the target dose of 400mg, and the medication was generally well tolerated.

The annual risk of a major vascular event was 4.7% in this study, noted as being similar to that observed in the celiprolol treatment-arm of the BBEST trial (5%) and lower than in the BBEST trial control arm (12%). Five patients suffered major vascular events, four of which were fatal. No significant predictor of vascular events was identified by the authors.

Registration Plan

Celiprolol has not been approved for any indication in the U.S. Celiprolol has been approved for the treatment of hypertension in the EU since 1984. An NDA for celiprolol for the treatment for hypertension was submitted to FDA by Rorer (subsequently acquired by Aventis Pharma SA (“Aventis”)) in June 1987 but was withdrawn prior to FDA review and therefore never approved. We have obtained the exclusive right in North and South America from Aventis to reference the celiprolol data included in the marketing authorization dossier filed with and approved by the U.K. Medicines and Healthcare Products Regulatory Agency (“MHRA”). We have also licensed from AP-HP exclusive worldwide rights to the data from the BBEST trial.

We are developing EDSIVO™ (celiprolol), an NCE, for the treatment of COL3A1+ vEDS patients. EDSIVO™ received FDA Orphan Drug Designation for the treatment of vEDS in 2015. An EDSIVO™ NDA was originally submitted based on data obtained from the BBEST trial and accepted for filing in October 2018 with priority review. Following FDA review, we received a Complete Response Letter from FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We subsequently appealed the FDA decision and while FDA denied the appeal, it described possible paths forward for us to explore. In a Type B meeting in May 2021, we discussed with FDA the conduct of an U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized clinical trial in patients with COL3A1+ vEDS, and sought FDA’s opinion on various proposed design features of the study. The official Type B meeting minutes confirmed: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug25,26,28); and a statistical plan that considers the rare disease classification of vEDS.

In December 2021, we submitted to FDA a protocol for the prospective pivotal trial, along with an IND which received FDA clearance in January 2022, and we are working with FDA to reach agreement on a SPA. In February 2022, we submitted to FDA our request for EDSIVO™ BTD. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 150 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. If agreement is reached with FDA on our proposed SPA, initiation of the EDSIVO™ Decentralized Study of Celiprolol on vEDS-related Event Reduction, or DiSCOVER, pivotal clinical trial is expected in the second quarter of 2022, subject to additional capital. There can be no assurance that the resulting data from the trial would be adequate to support approval of an NDA, although having a SPA agreement in place would indicate concurrence by FDA with the adequacy and acceptability of specific critical elements of overall protocol design (e.g., conduct, entry criteria, dose selection, endpoints, and planned analyses) for a study intended to support a future marketing application.

EDSIVO™ is an investigational drug and is not currently FDA approved for any indication. There can be no assurance that the clinical trial will be successful, or that the resubmission of an NDA will be approved.

ACER-2820 (emetine)

Background

In May 2020, we announced that we had entered into a research collaboration agreement with the National Center for Advancing Translational Sciences(“NCATS”), one of the National Institutes of Health (“NIH”), to develop emetine hydrochloride as a potential treatment of SARS-CoV-2 infection, a virus that causes COVID-19. ACER-2820 (emetine) is an active pharmaceutical ingredient of syrup of ipecac, given orally to induce emesis, and has also been formulated as an injectable to treat thousands of individuals with amebiasis. Several independent emetine in vitro studies have demonstrated nanomolar potency against both DNA and RNA-replicating viruses, including Zika virus, Ebola virus29, Rabies Lyssavirus, human cytomegalovirus, human immunodeficiency virus 1, influenza A virus, Rift Valley fever virus, echovirus 1, human metapneumovirus, and herpes simplex virus type 2.30 Clinically, emetine has been used to treat approximately 700 patients (including pediatrics) with viral hepatitis31 and varicella-zoster virus.32 Additionally, emetine is a potent inhibitor of multiple genetically distinct coronaviruses and demonstrated in vitro the strongest anti-coronavirus activity in one study that screened and identified approved compounds with broad-spectrum efficacy against the replication of four coronaviruses33 and specifically against SARS-CoV-2.34

Registration Plan

Further advancement of the emetine program for treatment of certain viruses, including cytomegalovirus, zika, dengue, ebola and COVID-19, is dependent on our ability to raise non-dilutive capital for this program. Emetine is an investigational drug in the U.S. and is not currently FDA approved for any indication.

Citations

1.	Peña-Quintana L, et al. Profile of sodium phenylbutyrate granules for the treatment of urea-cycle disorders: patient perspectives. Patient Prefer Adherence. 2017 Sep 6;11:1489-1496.
2.

Batshaw ML, Tuchman M, Summar M, Seminara J; Members of the Urea Cycle Disorders Consortium. A longitudinal study of urea cycle disorders. Mol Genet Metab. 2014 Sep-Oct;113(1-2):127-30. doi: 10.1016/j.ymgme.2014.08.001. Epub 2014 Aug 10. Review.

3.	Shchelochkov et al. Molecular Genetics & Metabolism Reports 8 (2016) 43-47.
4.	Nakano S, et al. Effect of food on the pharmacokinetics and therapeutic efficacy of 4-phenylbutyrate in progressive familial intrahepatic cholestasis. Sci Rep 9, 17075 (2019).
5.	https://www.hzndocs.com/BUPHENYL-Prescribing-Information.pdf
6.	https://www.hzndocs.com/RAVICTI-Prescribing-Information.PDF
7.	United States Patent number US8642012B2.

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

10.	Muelly 2011 Neuropsychiatric and Neurochemical Sequelae of MSUD.
11.	Danner DJ, et al. Molecular genetic basis for inherited human disorders of branched-chain alpha-keto acid dehydrogenase complex. Ann N Y Acad Sci. 1989;573:369-377.
12.	Tanyel Zubarioglu, et al. “Impact of sodium phenylbutyrate treatment in acute management of maple syrup urine disease attacks: a single-center experience” https://doi.org/10.1515/jpem-2020-0356
13.	Zubarioglu T, et al. “Impact of sodium phenylbutyrate treatment in acute management of maple syrup urine disease attacks: a single-center experience” https://doi.org/10.1515/jpem-2020-0356
14.

Kotsopoulos J, Huzarski T, Gronwald J, Moller P, Lynch HT, Neuhausen SL, et al. Hormone replacement therapy after menopause and risk of breast cancer in BRCA1 mutation carriers: a case-control study. Breast Cancer Research and Treatment 2016;155(2):365–73.

15.	Guidozzi F. Hormone therapy after prophylactic risk-reducing bilateral salpingo-oophorectomy in women who have BRCA gene mutation. Climacteric 2016;19(5): 419–22.
16.	Moon, Z. et al., Journal of Pyschosomatic Obstetrics & Gynecology, 2017 VOL. 38, NO. 3, 226–235.
17.	Challapalli, A, et al., Clinical and Translational Radiation Oncology 10 (2018) 29–35.
18.	Johnson, L., et al. American Society for Reproductive Medicine, 2014 Vol 102 No. 3, Supplement, e249.
19.	Robson M, Hensley M, Barakat R, et al. Quality of life in women at risk for ovarian cancer who have undergone risk-reducing oophorectomy. Gynecol Oncol 2003;89(2):281–7.
20.	Meltzer H, et al. Placebo-controlled evaluation of four novel compounds for the treatment of schizophrenia and schizoaffective disorder. June 2004; 161(6):975-84.
21.	Single and Repeated Ascending Oral Dose Tolerability Study of SR142801 in Healthy Male Subjects. Sanofi Clinical Study Report February 2001.
22.	Gueudet C, et al. Blockade of neurokinin3 receptors antagonizes drug-induced population response and depolarization block of midbrain dopamine neurons in guinea pigs. Synapse. 1999 Jul;33(1):71-9.
23.	Pepin, et al. Survival is affected by mutation type and molecular mechanism in vascular Ehlers–Danlos syndrome (EDS type IV). Genet Med. 2014 Dec;16(12):881-8.
24.	FightvEds.org
25.	Ong KT, et al. Effect of celiprolol on prevention of cardiovascular events in vascular Ehlers-Danlos syndrome: a prospective randomised, open, blinded-endpoints trial. Lancet. 2010;376(9751):1476-1484
26.	Frank M, et al. Vascular Ehlers-Danlos Syndrome: Long-Term Observational Study. J Am Coll Cardiol. 2019 Apr, 73 (15) 1948–1957
27.	Björck M, et al. Celiprolol Treatment in Patients with Vascular Ehlers-Danlos Syndrome. European Journal of Vascular and Endovascular Surgery. November 20, 2020.
28.	Nawarskas J, et al. Cardiology in Review 2017;25: 247–253.
29.

Yang S, et al. Emetine inhibits Zika and Ebola virus infections through two molecular mechanisms: inhibiting viral replication and decreasing viral entry. Cell Discov (2018) 4:31. doi:10.1038/s41421-018-0034-1

30.	Andersen, P.I., et al. Novel Antiviral Activities of Obatoclax, Emetine, Niclosamide, Brequinar, and Homoharringtonine. Viruses 2019, 11, 964
31.	Del Puerto et al. Pren. méd. argent., 55: 818, 1968
32.	Annamalai et al. Emetine Hydrochloride in the Treatment of Herpes Zoster. 1968
33.	Shen L, et al. High-Throughput Screening and Identification of Potent Broad-Spectrum Inhibitors of Coronaviruses. J Virol. 2019 May 29;93(12)
34.	Choy et al. Remdesivir, lopinavir, emetine, and homoharringtonine inhibit SARS-CoV-2 replication in vitro. Antiviral Res. 2020 Jun; 178: 104786

Commercialization Strategy

Assuming FDA approves ACER-001 and/or EDSIVOTM, we expect that the majority of UCDs, MSUD and/or vEDS patients would be treated at tertiary care centers, and therefore could be addressed with a targeted sales force.

UCD and MSUD patients are primarily managed by metabolic geneticists and dietitians, while vEDS patients would primarily be treated by vascular medicine or cardiology specialists. We intend to build our own commercial infrastructure in the U.S. to target these centers and will evaluate whether to commercialize in other geographies ourselves or with an experienced partner, such as Relief for ACER-001.

We are in the process of formulating our commercialization strategy for ACER-801 and ACER-2820.

Competition

The pharmaceutical industry is highly competitive. We face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Given the significant unmet medical needs for novel therapies to treat UCDs, MSUD, iVMS, vEDS, and certain viruses, including cytomegalovirus, zika, dengue, ebola and COVID-19, many companies, public and private universities, and research organizations are actively engaged in the discovery, research and development of product candidates to treat these conditions. As a result, there are and will likely continue to be extensive resources invested in the discovery and development of new products to treat these unmet medical needs. We anticipate facing intense and increasing competition as new products enter the market and advanced technologies become available.

Our potential competitors and the related stage of development for their product candidates in our target indications for ACER-001, ACER-801, and EDSIVO™ (celiprolol), include the following:

•	UCDs: Horizon Pharma plc / Immedica Group (Marketed); Aeglea BioTherapeutics Inc. (Phase 3); Ultragenyx (Phase 1/2)
•	iVMS: Astellas (Phase 3); Bayer (Phase 2); Veru (Phase 2); Que Oncology (Phase 2)
•	vEDS: Aytu BioPharma (Phase 3 ready)

Many of our competitors, either alone or with strategic partners, have or will have substantially greater financial, technical, and human resources compared with us. Accordingly, our competitors may be more successful in developing or marketing products and technologies that are more effective, safer or less costly. Additionally, our competitors may obtain regulatory approval for their products more rapidly and may achieve more widespread market acceptance. These companies also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical study sites and patient registration for clinical studies and acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

License Agreements

Baylor College of Medicine

In April 2014, we obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 for the treatment of inborn errors of BCAA metabolism, including MSUD, and preclinical and clinical data, through an exclusive license agreement with BCM. Under the terms of the agreement, as amended, we have worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires us to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay low single-digit percent royalties on net sales of any developed product over the royalty term.

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

Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”)

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

In September 2018, we entered into an additional agreement with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy, and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, we will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, we will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, we will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. We subsequently filed three U.S. patent applications on this subject matter in October 2018. We may choose to limit our pursuit of patent applications to specific territories, in which case AP-HP would have the right to revise our territorial license rights accordingly. For example, we have notified AP-HP that we will not pursue the licensed patent rights under the dosing and pregnancy patents outside the U.S., Canada and a few other selected countries, and we will not further pursue any patent rights for the Type VI use in any country.

Sanofi

In December 2018, we entered into an exclusive license agreement with Sanofi granting us worldwide rights to ACER-801, a clinical-stage, selective, non-peptide tachykinin NK3 receptor antagonist. The agreement requires us to make certain upfront payments to Sanofi, make payments upon achievement of defined development and sales milestones, and pay royalties on net sales of ACER-801 over the royalty term. We plan to initially pursue development of ACER-801 as a potential treatment for iVMS.

Relief

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021, for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief (the $14.0 million Reimbursement Payment, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us), and

Relief released its security interest in all of our assets. Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

Research Collaboration

On May 11, 2020, we announced that we entered into a research collaboration agreement with NCATS, one of the NIH, to develop emetine hydrochloride as a potential treatment of SARS-COV-2 infection. Under the terms of the agreement, we and NCATS are collaborating to accelerate the clinical development of emetine.

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

Intellectual Property

ACER-001

In October 2021, we announced that the USPTO issued a new U.S. patent to Acer for certain claims related to ACER-001 (sodium phenylbutyrate). Patent 11,154,521 covers pharmaceutical composition claims related to ACER-001’s taste-masked, multi-particulate dosage formulation for oral administration. The newly issued patent has an expiration date in 2036. In addition, in December 2021, the USPTO issued a new U.S. patent 11,202,767 to Acer that covers certain methods of use claims related to ACER-001. That patent will also expire in 2036.

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

We also expect to benefit from potential commercial exclusivity afforded to the first drug approved after obtaining Orphan Drug designation for the treatment of MSUD. Orphan Drug exclusivity provides, upon the approval by FDA of a drug intended to treat a rare condition, seven years of marketing exclusivity, during which time FDA will not approve the same drug for the same indication unless it demonstrates clinical superiority. Orphan

Drug exclusivity does not prevent FDA from approving the same drug for a different indication, or a different drug for the same indication. We were granted Orphan Drug designation for ACER-001 for the treatment of MSUD by FDA in August 2014.

Furthermore, we may qualify to receive an additional six months of pediatric exclusivity in the U.S., which runs consecutively to an existing exclusivity, if we conduct a successful pediatric study approved by FDA for this purpose.

ACER-801

ACER-801, if approved for marketing by FDA, would qualify as an NCE in the U.S., and as such, would be eligible for five years of market exclusivity following potential FDA approval. Additional exclusivity would depend on the indications selected and the development pathway that is chosen. We intend to explore various pathways to protect our commercial rights to ACER-801 in multiple rare and life-threatening neuroendocrine disorders, including evaluating filing patent applications and acquiring existing intellectual property.

EDSIVO™

We intend to protect our commercial rights to EDSIVOTM in the U.S. via multiple pathways. We believe that we will be eligible for NCE exclusivity for EDSIVOTM, which provides upon approval of an NCE five years of marketing exclusivity, during which time FDA will not approve another drug with the same active ingredient, regardless of the indication for use, in the U.S. In January 2015, FDA granted EDSIVOTM Orphan Drug Designation, which provides upon the approval of a drug intended to treat a rare condition seven years of marketing exclusivity during which time FDA will not approve the same drug for the same indication, unless it demonstrates clinical superiority. Orphan Drug exclusivity does not prevent FDA from approving the same drug for a different indication, or a different drug for the same indication. NCE exclusivity and Orphan Drug exclusivity run concurrently. Furthermore, EDSIVOTM may qualify for an additional six months of pediatric exclusivity in the U.S., which requires the submission of one or more studies in pediatric subjects that meet requirements to be specified by FDA in a written request for pediatric studies. Pediatric exclusivity can be obtained either before or after NDA approval. Pediatric exclusivity is attached to the end of an existing exclusivity and runs consecutively. We may also consider making modifications to the formulation to seek to obtain additional intellectual property. While unapproved drugs may be imported into the U.S. under specified circumstances, such as for use in clinical studies under a valid and effective IND or for further manufacture into an IND drug or an approved drug, we intend to aggressively assert our rights, via regulatory and legal means, to limit the importation of non-FDA approved versions of celiprolol. We intend to provide a robust patient assistance program (“PAP”) to offset costs associated with a high priced therapeutic to minimize the incentive for vEDS patients in the U.S. to seek to obtain celiprolol elsewhere.

In October 2018, we entered into an additional agreement with AP-HP for exclusive rights to three U.S. patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy, and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). We have notified APHP that we will pursue the dosing and pregnancy patent rights in the U.S. and a few selected countries; and that we are no longer pursuing the type VI patent application in any country.

ACER-2820

We intend to explore various pathways to protect our commercial rights to ACER-2820 in multiple viruses, including but not limited to cytomegalovirus, zika, dengue, ebola and COVID-19, including evaluating filing patent applications and acquiring existing intellectual property.

Government Regulation and Product Approval

Government authorities in the U.S. at the federal, state and local level and in other countries extensively regulate, among other things, the use of unapproved drugs, preclinical and clinical studies, development, testing, quality control, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, import, and export of pharmaceutical products such as those we are developing. The process for obtaining approvals or authorizations to market a drug product in the U.S. and in foreign countries and jurisdictions, along with pre- and post-approval compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. This section discusses, in general terms, the typical approval process. Our product candidates must be approved by FDA before they may be legally marketed in the U.S. and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the U.S., although there can be important differences. Additionally, some significant aspects of approval requirements within the European Union are addressed uniformly, while country-specific requirements must also be met.

U.S. Drug Approval Process. In the U.S., FDA regulates drugs under the FFDCA and FDA’s implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining marketing approvals and pre- and post-approval compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time before or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as FDA’s refusal to approve a pending NDA, withdrawal of an approval, imposition of a clinical hold on a clinical study or studies, issuance of a warning letter or untitled letter, product recall, product seizure, total or partial suspension of production or distribution, injunction, fines, refusals or cancellation of government contracts, restitution, disgorgement, or civil or criminal penalties.

The standard process required by FDA before a drug may be marketed in the U.S. generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with FDA’s current good laboratory practice (“cGLP”) regulations
•	submission to FDA of an IND to which FDA has no objections and which must become effective before clinical trials in the U.S. may begin
•	approval by an institutional review board (“IRB”) for each clinical site before each trial may be initiated
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication in accordance with FDA’s current Good Clinical Practice (“cGCP”) regulations, IND regulations, and human subject protection regulations

•	meet Pediatric Research Equity Act (“PREA”) requirements, if applicable
•	submission to FDA of an NDA
•	satisfactory review by an FDA advisory committee, if applicable
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with FDA’s current Good Manufacturing Practices (“cGMP”) regulation and to assure that the methods used in, and the facilities and controls used for, manufacture, processing, and packing are adequate to preserve the drug’s identity, strength, quality and purity

•	FDA review and approval of the NDA

Preclinical Studies. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. An IND sponsor must submit, directly or by cross-reference, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical trial protocol, among other things, to FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by FDA, unless before that time FDA raises questions or concerns, including concerns that human research subjects will be exposed to unreasonable health risks, related to one or more proposed clinical trials and places the trial on a clinical hold. In such a case, the IND sponsor and FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in FDA allowing clinical trials to commence.

Clinical Trials. Clinical trials involve the administration of the investigational new drug to subjects or patients under the supervision of qualified investigators in accordance with IND regulations and human subject protection regulations as well as cGCP standards, which include the requirement that all research patients undergo an informed consent process and provide their informed consent for participation in any clinical trial and that an IRB approve each study before it begins. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to FDA as part of the IND. In addition, an IRB for each institution participating in the clinical trial must review and approve each protocol and protocol amendment for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their ClinicalTrials.gov website.

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

Phase 4: In some cases, FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials after NDA approval. In other cases, a sponsor may voluntarily conduct additional clinical trials post-approval to gain more information about the drug. Such post-approval trials are typically referred to as Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA and more frequently if serious and unexpected adverse reactions occur. Trial sponsors must monitor other information including published as well as unpublished scientific papers, reports from foreign regulatory authorities and reports of foreign commercial marketing experience for the investigational drug and notify FDA and clinical trial investigators of certain information. Phase 1, Phase 2 and Phase 3 clinical trials may fail to be completed successfully within a specified period, or at all. Furthermore, FDA may impose a clinical hold on one or more or all of the clinical studies or the sponsor may suspend or terminate a clinical trial or development of an investigational product at any time for a variety of reasons, including a finding that the research patients are being exposed to an unacceptable health risk. Development, or the aspects of development, that are affected by the clinical hold may not continue unless and until the sponsor addresses all of FDA’s concerns and has been notified that the hold is removed. Similarly, an IRB can suspend or terminate its approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the protocol or the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Nearly all Phase 3 trials and some other trials are overseen by a Data and Safety Monitoring Board (“DSMB”) which is composed of doctors, statisticians, and others who are independent of the clinical trial sponsor. Similar to IRBs, the DSMBs review the progress of a clinical trial and participant safety, but they also review data on the effectiveness of the drug being studied. DSMB members can stop a trial early if safety concerns arise or if they determine that the trial should be stopped due to “futility” meaning that the trial will not be able to answer the question or questions it set out to explore, or due to ethical considerations.

Concurrent with clinical trials, companies may need to complete additional animal trials and must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be completed to establish an expiration date and demonstrate that the drug candidate does not undergo unacceptable deterioration prior to the expiration date.

The NDA Approval Process. Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacture, controls, and proposed labeling, among other things, are submitted to FDA as part of an NDA to support approval to market the product for one or more indications. Under standard approval processes, in most cases, the submission of an NDA is subject to a substantial application user fee.

The FDA is required to conduct a preliminary review of an NDA within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may accept the NDA for filing, potentially refuse to file the NDA due to deficiencies but work with the applicant to rectify the deficiencies (in which case the NDA is filed upon resolution of the deficiencies) or refuse to file the NDA. The FDA must notify the applicant of a refusal to file a decision within 60 days after the original receipt date of the application. If FDA refuses to file the NDA the applicant may resubmit the NDA with the deficiencies addressed. The resubmitted NDA is considered a new application subject to a new six- or ten-month review goal, as described below. If the NDA is resubmitted for the same product (by the same person) a new application fee will not be required. The resubmitted application is also subject to the 60-day review before FDA accepts it for filing. Once an NDA is accepted for filing, FDA begins an in-depth substantive review. Under PDUFA and FDA’s commitments under the current PDUFA Reauthorization Act, FDA has a goal of reviewing and acting on 90% of standard non-priority NDA applications within six or ten months from the filing date of the NDA.

The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective for its intended use and whether the facility in which it is manufactured, processed, packaged or stored meets standards designed to assure the product’s continued safety, quality and purity. The FDA is required to refer an application for a novel drug or class to an advisory committee or explain why such referral was not made. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation in response to specific questions raised by FDA, which may include whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, FDA inspects the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, FDA will typically inspect and audit data at one or more clinical sites to evaluate the integrity of the data and confirm compliance with cGCP.

After FDA evaluates the NDA and conducts its inspections, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug subject to specific prescribing information for specific indication(s) and, if applicable, specific post-approval requirements. A Complete Response Letter indicates that the review cycle of the application is complete but the application is not ready for approval. After receiving a Complete Response Letter, the applicant must decide within 12 months (subject to extension), if it plans to resubmit the NDA addressing the deficiencies identified by FDA in the Complete Response Letter, withdraw the NDA, or request an opportunity for a hearing to challenge FDA’s determination. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. Even if such data are submitted, FDA may ultimately decide that the data in the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and FDA may interpret this data differently than we interpret the data.

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

Even if FDA approves a product, it may limit the approved indications for use for the product. The FDA requires that the approved product labeling include information regarding contraindications, warnings, or precautions. It may also require that post-approval studies, including Phase 4 clinical trials, including a long-term registry, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications or data to the labeling or manufacturing changes, may be subject to further testing requirements and FDA review and approval. Also, after approval, FDA may require labeling changes as new information becomes known, particularly if new risks are identified following commercial use, such as unexpected adverse events. The FDA has the authority to prevent or limit further marketing of a drug based on the results of these post-marketing studies and programs or other information that may become known after approval.

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

Under the Hatch-Waxman Amendments, a new drug containing an active ingredient that had never before been approved in any other NDA, ANDA, or 505(b)(2) NDA is provided five years of market exclusivity upon approval. The FDA refers to this exclusivity as NCE exclusivity. During the NCE exclusivity period, FDA cannot approve an ANDA or a 505(b)(2) application for a drug containing the same active ingredient. For NCE exclusivity, FDA regulations interpret “active ingredient” to mean “active moiety,” which is defined as “the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt . . . , or other noncovalent derivative . . . of the molecule, responsible for the physiological or pharmacological action of the drug substance.” Although FDA may not approve an ANDA or 505(b)(2) NDA with the same active ingredient during the five-year NCE exclusivity period, an ANDA or 505(b)(2) NDA may be submitted to FDA after four years if it contains a certification of patent invalidity or non-infringement.

The Hatch-Waxman Amendments also provide three years of market exclusivity for an NDA, a 505(b)(2) NDA, or a supplement to either of these applications for a drug product containing an active moiety that has been previously approved, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by FDA to be essential to the approval of the application. During this three-year exclusivity period, FDA will not make effective the approval of any ANDA or 505(b)(2) NDA for the same active moiety for the same conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a new drug containing the same active moiety if it is the subject of a full NDA for which the applicant conducted, sponsored, or obtained a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Other Regulatory Requirements. Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by FDA, including, among other things, annual establishment registration and product listing and associated user fees, compliance with the cGMP, recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and adverse drug experience monitoring and reporting with the product. After approval, most changes to the approved product labeling, such as adding new indications are subject to prior FDA review and approval. Also, any post-approval changes in the drug substance, drug product, production process, quality controls, equipment, or facilities that have a substantial potential to have an adverse effect on the identity, strength, quality, purity, or potency of the drug product is subject to FDA review and approval. Any such changes that have a moderate potential to have an adverse effect on the identity, strength, quality, purity, or potency of the drug product must be submitted to FDA for review 30 days prior to implementation. All manufacturing facilities, as well as records required to be maintained under FDA regulations, are subject to inspection or audit by FDA. In addition, manufacturers are required to pay annual user fees for establishment registration and user fees for the submission of each new or supplemental application with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, FDA may require post-approval testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The Food and Drug Administration Amendments Act of 2007 gave FDA the authority to require a REMS from drug manufacturers to manage a known or potential serious risk associated with the drug and to ensure that the benefits of a drug outweigh its risks. Examples of a REMS include, but are not limited to, a Medication Guide, a patient package insert to help mitigate a serious risk of the drug, and a communication plan to health care providers to support the implementation of an element of the REMS.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with FDA and register or obtain permits or licenses in states where they do business and are subject to periodic unannounced inspections by FDA and state regulatory authorities with jurisdiction over their activities to determine compliance with regulatory requirements. A drug manufacturer is responsible for ensuring that its third-party contractors operate in compliance with applicable laws and regulations including the cGMP regulation. The failure of a drug manufacturer or any of its third-party contractors to comply with federal or state laws or regulations may subject the drug manufacturer to possible legal or regulatory action, such as an untitled letter, warning letter, recall, suspension of manufacturing or distribution or both, suspension of state permit or license, seizure of product, import detention, injunctive action, civil and criminal penalties.

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

Once an approval is granted, FDA may withdraw the approval if there is new information or evidence that the drug is unsafe or not shown to be safe for use under the conditions of its approval, or that new information shows there is a lack of substantial evidence of effectiveness, or that the approved application contained an untrue statement of material fact, or that the required patent information was not submitted within 30 days after receiving notice from FDA of the failure to submit such information. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety and risk information; imposition of a post-market study requirement to assess new safety risks; or implementation of a REMS that may include distribution or other restrictions.

The FDA closely regulates drug advertising and promotional activities, including promotion of an unapproved drug, direct-to-consumer advertising, dissemination of scientific information about a drug not on the approved labeling, off-label promotion, communications with payors and formulary committees, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. A company’s promotional product claims must be true and not misleading, provide fair balance, provide adequate risk information, and be consistent with the product label approved by FDA. Failure to comply with these requirements can lead to regulatory actions including, among other things, warning letters, corrective advertising, injunction, violation and related penalties under the False Claims Act and result in reputational and economic harm.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”) which regulates the distribution of drug and drug samples at the federal level and sets minimum standards for the registration and regulation of wholesale drug distributors by the states.

Orphan Designation. The Orphan Drug Act of 1983 provides incentives, including marketing exclusivity, user fee waivers and tax benefits, to companies that undertake development and marketing of products to treat rare diseases, which are defined as diseases for which there is a patient population of fewer than 200,000 persons in the U.S. or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. A drug that receives Orphan Drug designation may receive up to seven years of exclusive marketing in the U.S. for that indication, which means FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. A drug may be entitled to an additional six months of exclusive marketing if it satisfies the requirements for pediatric exclusivity.

The EMA Committee for Orphan Medicinal Products (“COMP”) grants Orphan Drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the medicinal product. In the European Union, Orphan Drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval. This period may be reduced to six years if the Orphan Drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

New Legislation and Regulations. From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of products regulated by FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and product candidates. It is impossible to predict whether further legislative changes will be enacted, or FDA regulations, guidance, policies or interpretations will be changed, or what the impact of such changes, if any, may be.

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

Pricing and reimbursement methodologies vary widely from country to country. Some countries require that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or they may instead adopt a system of direct or indirect controls on our profitability in placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements for any of our products.

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

Foreign Regulation. In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the U.S. apply similarly in the context of the EU and/or other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Human Capital/Employees

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of February 15, 2022, we had 35 full-time employees, in addition to several consultants or independent contractors working for us. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We have not experienced a work stoppage and consider our relations with our employees to be good.

Available Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) under which we file periodic reports, proxy and information statements and other information with the SEC. Copies of the reports, proxy statements and other information are available on the SEC’s website, https://www.sec.gov.

Financial and other information about us is available on our website (www.acertx.com). Information on our website, or that may be accessed by links on our website, is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission (“SEC”). Copies are available in print to any stockholder upon request in writing to Attention: Investor Relations, Acer Therapeutics Inc., One Gateway Center, Suite 351, 300 Washington Street, Newton, MA 02458.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of December 31, 2021, we had an accumulated deficit of $114.5 million, cash and cash equivalents of $12.7 million and current liabilities of $29.1 million, which include $15.8 million associated with deferred collaboration funding, as well as a $9.3 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. As discussed above, we believe that our cash and cash equivalents available at December 31, 2021, plus the $5.0 million second tranche of the Second Development Payment received on January 14, 2022 per the Collaboration Agreement with Relief, will be sufficient to fund our anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-001 (MSUD), ACER-801 and EDSIVOTM clinical trials. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

•	the cost of manufacturing current product candidates and future product candidates, if any, that we obtain approval for and successfully commercialize
•	the timing, receipt, and amount of payments we may receive from Relief under the Collaboration Agreement
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements
•	the number and characteristics of any additional product candidates we may develop or acquire
•	any product liability or other lawsuits related to our product candidates or commenced against us
•	the expenses needed to attract and retain skilled personnel
•	the costs associated with being a public company
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation
•	the timing, receipt and amount of sales of, or royalties on, future approved product candidates, if any

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

As of December 31, 2021, we had an accumulated deficit of $114.5 million, cash and cash equivalents of $12.7 million, and current liabilities of $29.1 million, which include $15.8 million associated with deferred collaboration funding, as well as a $9.3 million liability related to the securities class action and stockholder derivative actions settlements and legal cost, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. We believe that our cash and cash equivalents available at December 31, 2021, plus the $5.0 million second tranche of the Second Development Payment received on January 14, 2022 per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-001 (MSUD), ACER-801 and EDSIVOTM clinical trials. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations, including reduction of employees recently hired in order to prepare for possible launch and marketing of ACER-001.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified with respect to our accounting and reporting for the Relief transaction, see Part II, Item 9A, “Controls and Procedures” included in this report.

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

We entered into the Collaboration Agreement with Relief which allows them to control the development and commercialization of ACER-001 in UCDs and MSUD in territories other than the U.S., Canada, Brazil, Turkey, and Japan, which may impact our ability to generate revenues and achieve or sustain profitability. In addition, we are required to provide assistance to Relief in the performance of their contractual obligations, which may distract us from achieving our objectives.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between Acer and Relief on January 25, 2021 which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief ($14.0 million, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to Acer). Under the terms of the Collaboration Agreement, Relief committed to pay us up to $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from Acer’s territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European (“EU”) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

In addition, we are required by our agreements with Relief to provide certain assistance in the performance of their obligations. Doing so may cause us to delay or defer achievement of our own objectives regarding ACER-001 or our other programs.

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

Under our equity line purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of December 31, 2021. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

Funding from our at-the-market (“ATM”) facility with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”) may be limited or may be insufficient to fund our operations or to implement our strategy.

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

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the years ended December 31, 2021 and 2020 was $15.4 million and $22.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $114.5 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by FDA, or comparable foreign regulatory authorities, to perform studies or trials to satisfy additional unexpected activities in addition to those that we currently anticipate.

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

The extent to which the COVID-19 pandemic will continue to affect our business, results of operations, and financial condition is difficult to predict. The outbreak could potentially affect the business of FDA, EMA or other health authorities, which could result in delays in meetings related to our product candidates and our planned clinical trials and ultimately in the review and approval of our product candidates. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials, thereby making recruitment more difficult and competitive. Prolonged disruptions to businesses, manufacturing and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to material adverse effects on our business operations, including layoffs and/or suspension of our business operations. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when and in the amount needed. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, any COVID-19 infection of any of our employees could have a significant impact on our ability to conduct business.

We face substantial competitive and other risks in our ACER-2820 program, aimed against a variety of infectious diseases including COVID-19, and we may be unable to raise non-dilutive capital to continue the program.

We have a development program for ACER-2820, a host-directed therapy against a variety of viruses, including COVID-19. There are many companies addressing COVID-19, both in therapeutic treatment and vaccines, many of which have significantly greater resources and capital than we do. Recent positive events in the development of one or more vaccines may reduce the demand for therapeutic products addressing COVID-19. The competition for funding research and development in this disease is intense and most of our competitors have greater resources available to them. Regulatory requirements in this area are in flux and will likely remain uncertain. Further advancement of the ACER-2820 program in COVID-19 and other infectious diseases is dependent on our ability to raise non-dilutive capital. There can be no assurance that we will be able to obtain adequate financing to carry out our development plan or that, even if funding is obtained, our development of ACER-2820 will be successful, timely, and accepted by appropriate regulatory authorities.

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

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

The marketing approval processes of FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001 for which we received FDA’s acceptance for filing and substantive review of our NDA in October 2021, our business will be substantially harmed.

None of our current product candidates have gained marketing approval for sale in the U.S. or any other country, and we cannot guarantee that we will ever have marketable products. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the U.S. without first obtaining approval from FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication
•	the results of clinical trials may not meet the level of statistical significance required by FDA or comparable foreign regulatory authorities for approval
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks
•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of any clinical trials we conduct or rely upon for regulatory approval
•

the FDA or comparable foreign regulatory authorities may find the human subject protections for our clinical trials inadequate and place a clinical hold on an IND at the time of its submission precluding commencement of any trials or a clinical hold on one or more clinical trials at any time during the conduct of our clinical trials

•

the FDA could determine that we cannot rely on Section 505(b)(2) of the FFDCA for any or all of our product candidates, and we may be required to conduct clinical trials or provide other forms of substantial evidence of effectiveness instead of, or in addition to, relying on third-party data, as is the position of FDA with respect to our NDA for EDSIVOTM

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

•	the approval policies or regulations of FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the U.S., it is necessary to submit and obtain approval of an NDA from FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by FDA to ensure compliance with the applicable cGMP requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and cGCP.

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions, even those that are or have been accepted for filing and reviewed by FDA, will ultimately be approved. If the application is not accepted for review, FDA may require that we conduct additional clinical studies or preclinical testing or take other actions before it will reconsider our application. If FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to reduce headcount or other expenses and/or expend more resources than we have available. In addition, FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

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

The process to develop, obtain marketing approval for, and commercialize product candidates is long, complex and costly, both inside and outside of the U.S., and approval is never guaranteed. The time required to obtain approval by FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Even if our product candidates were to successfully obtain approval from regulatory authorities, any such approval might significantly limit the approved indications for use, including more limited patient populations, require that precautions, warnings or contraindications be included on the product labeling, including black box warnings, require expensive and time-consuming post-approval clinical studies, risk evaluation and mitigation strategies or surveillance as conditions of approval, or, through the product label, the approval may limit the claims that we may make, which may impede the successful commercialization of our product candidates. Following any approval for commercial sale of our product candidates, certain changes to the product, such as changes in manufacturing processes and additional labeling claims, as well as new safety information, may require new studies and will be subject to additional FDA notification, or review and approval. Also, marketing approval for any of our product candidates may be withdrawn. If we are unable to obtain marketing approval for our product candidates in one or more jurisdictions, or any approval contains significant limitations, our ability to market to our full target market will be reduced and our ability to realize the full market potential of our product candidates will be impaired. Furthermore, we may not be able to obtain sufficient funding or generate sufficient revenue and cash flows to continue or complete the development of any of our current or future product candidates.

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

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the U.S., where the sponsor of the product candidate (i.e., the applicant for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate. Although we may consider a Section 505(b)(1) pathway in the future, our current strategy for seeking marketing authorization in the U.S. for our product candidates (including ACER-001 and EDSIVO™) relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and FDA may require us to generate additional data to support the safety and efficacy of our product candidates. Depending on the time, nature, risk, and cost of obtaining that data or undertaking the required activities, we may decide that we are not able or willing to proceed with development, and may or may not reduce headcount and spending accordingly.

For example, in June 2019, we received a Complete Response Letter from FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we halted precommercial activities. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence.

Following a Type B meeting with FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In January 2022, we also requested breakthrough therapy designation and we are working with FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. If agreement is reached with FDA on our proposed SPA, initiation of the EDSIVOTM DiSCOVER pivotal clinical trial is expected in the second quarter of 2022, subject to additional capital. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

If the data to be relied upon in a 505(b)(2) application are related to drug products previously approved by FDA and covered by patents that are listed in FDA’s Orange Book, we would be required to submit with our 505(b)(2) application a Paragraph IV Certification in which we must certify that we do not infringe the listed patents or that such patents are invalid or unenforceable, and provide notice to the patent owner or the holder of the approved NDA. The patent owner or NDA holder would have 45 days from receipt of the notification of our Paragraph IV Certification to initiate a patent infringement action against us. If an infringement action is initiated, the approval of our NDA would be subject to a stay of up to 30 months or more while we defend against such a suit. Approval of our product candidates under Section 505(b)(2) may, therefore, be delayed until patent exclusivity expires or until we successfully challenge the applicability of those patents to our product candidates. Alternatively, we might elect a Section 505(b)(1) pathway to generate sufficient clinical data so that we would no longer need to rely on third-party data. However, a Section 505(b)(1) pathway would likely be costly and time-consuming and there would be no assurance that such data generated from such additional activities would be sufficient to seek or obtain approval.

We may not be able to obtain shortened review of our applications, and FDA may not agree that our product candidates qualify for marketing approval. If we are required to generate additional data to support approval, we may be unable to meet anticipated or reasonable development and commercialization timelines, may be unable to generate the additional data at a reasonable cost, or at all, and may be unable to obtain marketing approval of our product candidates. If FDA changes its interpretation of Section 505(b)(2) allowing reliance on data in a previously approved drug application owned by a third party, or if there is a change in the law affecting Section 505(b)(2), this could delay or even prevent FDA from approving any Section 505(b)(2) application that we submit.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. For example, in June 2019, we received a Complete Response Letter from FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we halted precommercial activities. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence.

Following a Type B meeting with FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In January 2022, we also requested breakthrough therapy designation and are working with FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. If agreement is reached with FDA on our proposed SPA, initiation of the EDSIVOTM DiSCOVER pivotal clinical trial is expected in the second quarter of 2022, subject to additional capital. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

We currently do not have, and may not be able to obtain, adequate funding to complete the necessary steps for approval for any or all of our product candidates. Additional delays may result if FDA, an FDA Advisory Committee (if one is convened to review any NDA we file) or another regulatory authority indicates that a product candidate should not be approved or there should be restrictions on approval, such as the requirement for a REMS, to ensure the safe use of the drug. Delays in marketing approval or rejections of applications for marketing approval in the U.S. or other markets may result from many factors, including:

•	the FDA’s or comparable foreign regulatory authorities’ disagreement with the design or implementation of any clinical trials we conduct or rely on for regulatory approval
•	regulatory requests for additional analyses, reports, data, non-clinical and preclinical studies and clinical trials
•

regulatory questions or disagreement by FDA or comparable regulatory authorities regarding interpretations of data and results and the emergence of new information regarding our current or future product candidates or the field of research

•	unfavorable or inconclusive results of clinical trials and supportive non-clinical studies, including unfavorable results regarding safety or efficacy of our product candidates during clinical trials
•	failure to meet the level of statistical significance required for approval
•	inability to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks
•	lack of adequate funding to commence or continue our clinical trials due to unforeseen costs or other business decisions
•	regulatory authorities may find inadequate the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies
•	we may have insufficient funds to pay the significant user fees required by FDA upon the filing of an NDA
•	the approval policies or regulations of FDA or comparable foreign regulatory authorities may significantly change in a manner that would delay marketing approval

The lengthy and unpredictable approval process, as well as the unpredictability of future clinical trial results, may result in our failure to obtain marketing approval to market our product candidates, which would significantly harm our business, results of operations and prospects and could lead to reduction in headcount, including those employees recently hired to assist in commercial launch and marketing of our products, including but not limited to ACER-001.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome. Clinical development of product candidates for rare diseases carries additional risks, such as recruiting patients in a very small patient population.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether marketing approval will be obtained for our current product candidates. Even if we believe the data collected from clinical trials of our current product candidates are promising, such data may not be sufficient to support approval by FDA or comparable foreign authorities. Our future clinical trial results may not be successful.

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

Preclinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including cGLP, an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in animals may result in findings that may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable cGLP standards or misconduct during the course of preclinical trials may invalidate the data and require one or more studies to be repeated or additional testing to be conducted.

Clinical trials must also be conducted in accordance with FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including human subject protection requirements and cGCP. Clinical trials are subject to further oversight by these governmental agencies and IRBs, at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our current product candidates produced under cGMP and other requirements. Clinical trials are usually conducted at multiple sites, potentially including some sites in countries outside the U.S. and the EU, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-EU clinical research organizations, as well as expose us to risks associated with clinical investigators who are unknown to FDA or the European regulatory authorities, and with different standards of diagnosis, screening and medical care.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by the DSMB for such trial, or by FDA or comparable foreign regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion or termination of any clinical trial of our current product candidates, the commercial prospects of our current product candidates will be harmed, and our ability to generate product revenues from our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our development and approval process and jeopardize our ability to commence product sales and generate revenues. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

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

In addition, the design of a clinical trial can determine whether our results will support approval of a product or approval of a product for desired indications, and flaws or shortcomings in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Further, clinical trials of potential products often reveal that it is not practical or feasible to continue development efforts. If one of our product candidates is found to be unsafe or lack efficacy, we will not be able to obtain marketing approval for it and our business would be harmed. For example, if the results of our clinical trials of our product candidates do not achieve pre-specified endpoints or we are unable to provide primary or secondary endpoint measurements deemed acceptable by FDA or comparable foreign regulators or if we are unable to demonstrate an acceptable level of safety relative to the efficacy associated with our proposed indications, the prospects for approval of our product candidates would be materially and adversely affected. A number of companies in the pharmaceutical industry, including those with greater resources and experience than us, have suffered significant setbacks in Phase 2 and Phase 3 clinical trials, even after seeing promising results in earlier clinical trials.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by FDA or other comparable foreign authorities. If any of our current product candidates or any other product candidate we develop is associated with serious adverse, undesirable or unacceptable side effects, we may need to abandon such candidate’s development or limit development to certain uses or subpopulations in which such side effects are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage or clinical testing have later been found to cause side effects that prevented further development of the compound. Results of our trials could reveal a high and unacceptable prevalence of these or other side effects. In such an event, our trials could be suspended or terminated, and FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

If FDA approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations and GCP for any clinical trials that we conduct post-approval. Any marketing approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor safety and efficacy.

Later discovery of previously unknown problems with an approved product, including adverse events of unanticipated severity or frequency, or with manufacturing operations or processes, or failure to comply with regulatory requirements, or evidence of acts that raise questions about the integrity of data supporting the product approval, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls
•	fines, warning letters, or holds on clinical trials
•	refusal by FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product approvals
•	product seizure or detention, or refusal to permit the import or export of products
•	injunctions or the imposition of civil or criminal penalties

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

Agencies such as FDA and national competition regulators in European countries regulate the promotion and uses of drugs not consistent with approved product labeling requirements. If we are found to have improperly promoted our current product candidates for uses beyond those that are approved, we may become subject to significant liability.

Regulatory authorities such as FDA and national competition agencies in Europe strictly regulate the promotional claims that may be made about prescription products, such as ACER-001, ACER-801, EDSIVOTM, or ACER-2820, if approved. In particular, a product may not be promoted for uses that are not approved by FDA or comparable foreign regulatory authorities as reflected in the product’s approved labeling, known as “off-label” use, nor may it be promoted prior to obtaining marketing approval. If we receive marketing approval for our product candidates for our proposed indications, physicians may nevertheless use our products for their patients in a manner that is inconsistent with the approved label if the physicians personally believe in their professional medical judgment it could be used in such manner. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

In addition, FDA requires that promotional claims not be “false or misleading” as such terms are defined in FDA’s regulations. For example, FDA requires substantial evidence, which generally consists of two adequate and well-controlled clinical trials, for a company to make a claim that its product is superior to another product in terms of safety or effectiveness. Generally, unless we perform clinical trials meeting that standard comparing our product candidates to competitive products and these claims are approved in our product labeling, we will not be able promote our current product candidates as superior to other products. If we are found to have made such claims, we may become subject to significant liability. In the U.S., the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in improper promotion. The FDA has also requested that companies enter into consent decrees or corporate integrity agreements. The FDA could also seek permanent injunctions under which specified promotional conduct is monitored, changed or curtailed.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, investigators, consultants, collaborators, actual customers, potential customers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we sell, market and distribute any drug candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the U.S. federal government and states and by the foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws that may affect our ability to operate include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government

•

the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent

•

HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and its implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without proper written authorization

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, which imposed annual reporting requirements for manufacturers of drugs, devices, biologicals and medical supplies for certain payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, where failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties
•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts

Further, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of February 15, 2022, we had a workforce of 35 full-time employees, in addition to several consultants or independent contractors, to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

We are exposed to the risk that our employees and other third parties may engage in fraudulent conduct or other illegal activity. Misconduct by employees and other third parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate FDA regulations, including those laws requiring the reporting of true, complete and accurate information to FDA, manufacturing standards, federal and state healthcare fraud and abuse laws and regulations, or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee and other third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

Our internal computer systems, or those of our development collaborators, third-party clinical research organizations or other contractors or consultants, may fail or suffer cybersecurity or other security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed. In addition, there are known cyberattacks against pharmaceutical companies engaged in development of therapeutic or vaccine products addressing COVID-19. Our ACER-2820 program is one such program that could attract the attention of cyber attackers.

Risks Related to Commercialization of Our Product Candidates

Our product candidate EDSIVOTM has not been approved for any indication in the U.S. and, in June 2019, we received a Complete Response Letter from FDA stating that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. We are now planning a pivotal clinical trial in patients with COL3A1+ vEDS. There can be no assurance that our plan will be accepted by FDA or that we will be able to provide adequate data to meet that standard. This may also result in greater research and development expenses or regulatory issues that could further delay or prevent approval.

EDSIVOTM is a repurposing of celiprolol for the treatment of vEDS. An NDA for this drug for the treatment of hypertension was submitted to FDA in 1987, however, the NDA was withdrawn prior to review. Celiprolol has, however, been approved in Europe for the treatment of hypertension since 1984. Regulatory approval of EDSIVOTM may be more expensive and take longer than for other, more well-known or extensively studied pharmaceutical product candidates due to our and regulatory agencies’ lack of experience with celiprolol. In June 2019, we received a Complete Response Letter from FDA regarding our NDA for EDSIVOTM (celiprolol) for the treatment of vEDS.

The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we halted precommercial activities. We had previously devoted a substantial majority of our research, development, clinical, and precommercial efforts and financial resources towards the development of EDSIVO™. In order to reduce operating expenses and conserve cash resources, in June 2019, we implemented a corporate restructuring which included a reduction of approximately 60% of our full-time workforce of 48 employees and halted precommercial activities for EDSIVOTM. In December 2019, we submitted a Formal Dispute Resolution Request to FDA’s Office of New Drugs appealing FDA’s decision outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVOTM. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for Acer to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVOTM NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence.

Following a Type B meeting with FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In January 2022, we also requested breakthrough therapy designation and we are working with FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. If agreement is reached with FDA on our proposed SPA, initiation of the EDSIVOTM DiSCOVER pivotal clinical trial is expected in the second quarter of 2022, subject to additional capital. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Studies suggest that the incidence of UCD in the U.S. is 1 in 35,000 live births. Approximately 2,000 patients suffer from UCD in the U.S. Studies indicate that MSUD affects an estimated 1 in 185,000 infants worldwide. Approximately 3,000 patients suffer from MSUD worldwide, of whom approximately 1,000 are located in the U.S.

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

We have never commercialized a product candidate and, although precommercial activities had been conducted for EDSIVOTM prior to our receipt of FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we currently do not have marketing, sales or distribution capabilities for our product candidates. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved product candidates, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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

Generally, if a product with an Orphan Drug designation subsequently receives the first marketing approval for the indication for which it has such designation, that product is entitled to a period of marketing exclusivity, which precludes the applicable regulatory authority from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. and ten years in the EU. The exclusivity period in the EU can be reduced to six years if the product no longer meets the criteria for Orphan Drug designation or if its commercialization is sufficiently profitable so that market exclusivity is no longer justified. Orphan Drug exclusivity may be lost if FDA or the EMA determines that the request for designation was materially defective or if the manufacturer is unable to ensure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Maintaining and/or obtaining Orphan Drug exclusivity for ACER-001 and EDSIVOTM may be important to the product candidate’s success. Even if we obtain Orphan Drug exclusivity, we may not be able to maintain it. For example, if a competitive product that treats the same disease as our product candidate is shown to be clinically superior to our product candidate, any Orphan Drug exclusivity we have obtained will not block the approval of such competitive product and we may effectively lose what had previously been Orphan Drug exclusivity. Orphan Drug exclusivity for ACER-001 or EDSIVOTM also will not bar FDA from approving another celiprolol drug product or a sodium phenylbutyrate (“NaPB”) product, for another indication. In the U.S., reforms to the Orphan Drug Act, if enacted, could also materially affect our ability to maintain Orphan Drug exclusivity for ACER-001 for MSUD and EDSIVOTM for vEDS.

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

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. There is also the potential for a reference pricing system using drug prices from other countries, sometimes referred to as “most favored nation” treatment. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

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

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by FDA after we submit our NDA for a product candidate. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of FDA or others, FDA may refuse to approve our NDA. If FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidates or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidates, to obtain marketing approval of our NDA or to continue to market our product candidates, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization (“CMO”) or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. Although we have contracts in place, they may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

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

Clinical trials must meet applicable FDA and foreign regulatory requirements. We do not have the ability to independently conduct clinical trials for any of our product candidates. We have and will continue to rely on third parties, such as CROs, medical institutions, clinical investigators and contract laboratories, to conduct all of our clinical trials of our product candidates; however, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with our investigational plan and protocol. Moreover, FDA and other foreign regulatory authorities require us to comply with IND and human subject protection regulations and current good clinical practice standards, commonly referred to as GCPs, for conducting, monitoring, recording, and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. Our reliance on third parties does not relieve us of these responsibilities and requirements. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. There is no assurance that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCPs. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

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

We or the third parties we rely on may encounter problems in clinical trials that may cause us or FDA or foreign regulatory agencies to delay, suspend or terminate our clinical trials at any phase. These problems could include the possibility that we may not be able to manufacture sufficient quantities of materials for use in our clinical trials, conduct clinical trials at our preferred sites, enroll a sufficient number of patients for our clinical trials at one or more sites, or begin or successfully complete clinical trials in a timely fashion, if at all. Furthermore, we, FDA or foreign regulatory agencies may suspend clinical trials of our product candidates at any time if we or they believe the subjects participating in the trials are being exposed to unacceptable health risks, whether as a result of adverse events occurring in our trials or otherwise, or if we or they find deficiencies in the clinical trial process or conduct of the investigation.

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
•

any of the patents that cover our product candidates will be eligible to be listed in FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as FDA’s Orange Book

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

An important change introduced by the AIA is that, as of March 16, 2013, the U.S. transitioned to a “first-inventor-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. A third party that files a patent application in the USPTO after that date but before the filing of a patent application by a licensor or us could therefore be awarded a patent covering an invention of ours even if said licensor or we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patent rights depends on whether the differences between the licensor’s or our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that a licensor or we were the first to either (a) file any patent application related to our product candidates or (b) invent any of the inventions claimed in our patents or patent applications.

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
•

the development status of any of our drug candidates, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to (i) ACER-001 for which we received FDA’s acceptance for filing and substantive review of our NDA in October 2021, and (ii) any continued development of EDSIVOTM that we may or may not decide to pursue in light of FDA’s March 2020 denial of our appeal of the June 2019 Complete Response Letter and our plan to conduct a pivotal clinical trial in patients with COL3A1+ vEDS

•	the initiation, termination or reduction in the scope of any collaboration arrangements or any disputes or developments regarding such collaborations
•	market conditions
•	the impact of short selling or the impact of a potential “short squeeze” resulting from a sudden increase in demand for our stock
•	our capital and our inability to obtain additional funding

•	announcements of technological innovations, new commercial products, or other material events by our competitors or by us
•	disputes or other developments concerning our proprietary rights
•	changes in, or failure to meet, securities analysts’ or investors’ expectations of our financial performance
•	additions or departures of key personnel
•	discussions of our business, products, financial performance, prospects or stock price by the financial and scientific press and online investor communities
•	public concern as to, and legislative action with respect to, the pricing and availability of prescription drugs or the safety of drugs and drug delivery techniques
•	regulatory developments in the U.S. and in foreign countries
•	dilutive effects of sales of shares of common stock by us or our stockholders, and sales of common stock acquired upon exercise by the holders of options
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

We may not comply with the Nasdaq continued listing requirements. If we are unable to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On December 29, 2021, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our minimum Market Value of Listed Securities (“MVLS”) was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time and at December 31, 2021. In accordance with Nasdaq listing rules, we have 180 calendar days, or until June 27, 2022, to regain compliance. We cannot assure you that we will be able to regain and maintain compliance with Nasdaq listing standards. Our failure to meet or continue to meet these requirements may result in our common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

We have been a defendant in securities litigation in the past and may become the target of securities litigation in the future, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. Moreover, we were named in a putative securities class action complaint and several stockholder derivative actions as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from FDA regarding our NDA for EDSIVO™. See Part I, Item 3 – Legal Proceedings for additional information regarding the settlement of these matters. If we become involved in this type of litigation in the future, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 14,310,244 shares of common stock were outstanding as of December 31, 2021. As of such date, another 1,954,975 shares of common stock were issuable upon exercise of outstanding options. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the equity line purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, with $12.1 million obligation remaining as of December 31, 2021. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in a company’s ownership by ‘‘five-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change on July 17, 2015 and August 3, 2018, and may experience ownership changes in the future as a result of this issuance or future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations..

Because of their ownership of our common stock, insiders may influence significant corporate decisions.

As of February 15, 2022, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

We lease 4,360 square feet of office space located in Newton, Massachusetts. Effective with a lease amendment signed on October 15, 2021, this leased space will be reduced to 1,600 square feet beginning on June 1, 2022 and the lease will expire on December 31, 2022. We also lease 3,677 square feet of office space located in Bend, Oregon. Effective with a lease amendment signed on November 17, 2021, this lease will expire on June 30, 2027 if ACER-001 is approved by FDA in June 2022, or will expire on June 30, 2025 if ACER-001 is not approved by FDA. See Note 5 to our financial statements for a discussion of our leases.

Item 3.	Legal Proceedings.

From time to time, we may become involved in litigation or proceedings relating to claims arising out of our operations.

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al, No. 1:19-cv-06137GHW, against us, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The complaint alleges that we violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and we moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part our motion to dismiss. We filed its answer to the Second Amended Complaint on August 7, 2020, and the Court held an initial conference on August 17, 2020. After obtaining leave from the Court to do so, the Lead Plaintiff filed his Third Amended Complaint on February 4, 2021. The parties reached an agreement in principle to settle this action for a payment of $8.4 million, which was approved by the Court on January 7, 2022. Payment of the settlement was made into escrow by our insurance carriers. As of December 31, 2021, we have recognized liabilities of $8.4 million for the proposed settlement and of $0.9 million for costs related to both the derivative and class action cases in other current liabilities and have also recognized an asset of an equal amount in other current assets representing the recovery from our insurance carriers.

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

1:20-cv-10537-GAO, was filed in the U.S. District Court for the District of Massachusetts against certain of our present and former officers and directors, asserting claims based on the same facts at issue in the Skiadas and Gress cases. On June 23, 2020, a third stockholder derivative action, King v. Schelling, et al., No. 1:20-cv-04779-GHW, was filed in the U.S. District Court for the Southern District of New York against certain of our present and former officers and directors that arises from the same facts underlying the Skiadas, Gress, and Giroux cases. On July 6, 2020, a fourth stockholder derivative action, Diaz v. Amello et al., No. 1:20-cv-00909-MN, was filed in the U.S. District Court for the District of Delaware. By Stipulation and Order dated August 7, 2020, the Gress and Diaz cases were consolidated under the caption In re Acer Therapeutics Inc. Derivative Litigation, Lead Case No. 1:19-cv-01505-MN. As disclosed previously, the parties reached an agreement to settle all of the derivative cases. At a hearing held on May 12, 2021 in the District Court of Massachusetts, the Court administering the matter, the settlement was approved. Payment of the settlement amount of $0.5 million, plus legal fees in costs in excess of the retention (deductible) amount, was made by our insurance carriers.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the Nasdaq Capital Market under the symbol “ACER.”

As of February 15, 2022, there were approximately 89 registered holders of our common stock. This number does not include stockholders for whom shares were held in “nominee” or “street name.”

Dividends

We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the foreseeable future. We currently expect to retain any future earnings to fund the operation and expansion of our business.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and the related footnotes thereto.

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, zika, dengue, ebola, and COVID-19. Each of our product candidates is believed to present comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities and through collaboration agreements. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $114.5 million as of December 31, 2021 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of December 31, 2021, we had cash and cash equivalents of $12.7 million and current liabilities of $29.1 million, which include $15.8 million associated with deferred collaboration funding, as well as a $9.3 million liability related to the legal costs for the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. Our cash and cash equivalents available at December 31, 2021, plus the $5.0 million second tranche of the Second Development Payment received on January 14, 2022 per the Collaboration Agreement with Relief, are expected to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-001 (MSUD), ACER-801 and EDSIVOTM clinical trials.

We will need to raise additional capital to fund continued operations beyond mid-2022 because neither FDA approval nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond mid-2022, including raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility and/or our remaining $12.1 million equity line facility entered into on April 30, 2020 with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares under our ATM facility which aggregate to no more than one-third of our public float at this time. Additionally, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. From May 19, 2020 through the date of this report, we have raised gross proceeds of $10.0 million from the ATM facility and gross proceeds of $2.9 million from the agreement with Lincoln Park. As of December 31, 2021, $40.0 million remained available under our ATM facility.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between us and Relief on January 25, 2021. Pursuant to the Agreements, we received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30 ,2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review.  This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory, or become commercially available for the indications under investigation. The terms of the Agreements are further described in Critical Accounting Policies and Estimates later in this section and in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2 to our financial statements.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for at least 12 months from the date these financial statements are available, or March 2, 2022. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates.

Our revenues to date consist of activities in connection with a collaboration agreement, including a license of intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing of contractually specified milestones, if at all, the timing and amount of payments relating to such milestones, as well as the extent to which any products are approved and successfully commercialized.

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

Since our inception in December 2013, we have spent a total of $66.7 million in research and development expenses through December 31, 2021. Of that amount, $33.2 million was directly related to EDSIVOTM; $21.3 million was directly related to ACER-001, offset by $6.1 million of collaboration funding; $5.8 million was directly related to ACER-801; $5.2 million was directly related to ACER-2820; and $1.2 million was related to other development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; external precommercial costs; and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income and of gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. We record as part of other income (expense), net, transaction gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates. We also record gain on extinguishment of debt as part of other income (expense), net.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the year ended December 31, 2021, we have updated our critical accounting policies to include revenue recognition and collaboration agreements.

Revenue Recognition and Accounting for Collaboration Agreements

Our revenues are generated from a single collaboration agreement which included the sale of a license of intellectual property. We analyze our collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and the collaboration partner are within the scope of other accounting literature. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If we conclude a counter-party to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction.

We determine the units of account within the Collaboration Agreement utilizing the guidance in ASC 606 to determine which promised goods or services are distinct. In order for a promised good or service to be considered “distinct” under ASC 606, the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

For any units of account that fall within the scope of ASC 606, where the other party is a customer, we evaluate the separate performance obligation(s) under each contract, determine the transaction price, allocate the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognize revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance; (2) the vendor creates or enhances an asset controlled by the customer; and (3) the vendor’s performance does not create an asset for which the vendor has an alternative use and the vendor has an enforceable right to payment for performance completed to date.

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

On January 25, 2021, we entered into the Option Agreement with Relief pursuant to which we granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with us for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) we received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by Acer to Relief, and (iii) we granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated and the Note would have been repayable by us upon maturity.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory, or become commercially available for the indications under investigation.

We assessed these agreements in accordance with the authoritative literature and concluded that they meet the definition of a collaborative arrangement per ASC 808. For certain parts of the Collaboration Agreement, we concluded that Relief represented a customer while for other parts of the Collaboration Agreement Relief did not represent a customer. The units of account of the Collaboration Agreement where Relief does not represent a customer are outside of the scope of ASC 606. We also determined that the development and commercialization services and Relief’s right to 60% profit in Acer Territory is within the scope of ASC 730, with regard to funded research and development arrangements.

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

We determined that the transaction price at the outset of the Collaboration Agreement would amount to $25.0 million, including the Option Fee of $1.0 million, the Reimbursement Payment of $14.0 million, and the First Development Payment of $10.0 million. We concluded that, consistent with the evaluation of variable consideration, using the most likely amount approach, the Second Development Payment as well as the milestone payments for EU marketing approvals should be fully constrained until the contingency associated with each payment has been resolved and our NDA is accepted for review by FDA, and Relief receives EU marketing approval, respectively.

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. We also determined that the Services would be satisfied over time as measured using actual costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expense and general and administrative expense, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730, Research and Development (ASC 730).

We recognize as receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as license revenue and as offsets to research and development expenses and to general and administrative expenses, are reported as deferred collaboration funding.

At December 31, 2021, we recognized as a receivable the $5.0 million second tranche of the Second Development Payment. At December 31, 2021, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $24.5 million. We have recorded $15.8 million as a current liability, which equates to our estimate of remaining spending under the Collaboration Agreement which would occur within a 12-month period and prior to the date of the first commercial sale of ACER-001. The remaining balance of $8.7 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. We expect to recognize this deferred collaboration funding as we incur expenses associated with performing the Services up to the date of first commercial sale in Acer Territory and through the end of the effective date of the Collaboration Agreement. At December 31, 2021, deferred collaboration funding was composed of $35.0 million received or receivable from Relief, offset by $1.3 million recognized as license revenue, $5.8 million recorded as an offset to research and development expenses, and $3.4 million recorded as an offset to general and administrative expenses during the year ended December 31, 2021.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the years ended December 31, 2021 and 2020. At December 31, 2021 and 2020, our accounts payable and accrued expenses included $0.2 million and $1.8 million, respectively, for costs associated with preclinical or clinical study expense.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue	$1,260,000	$—	$1,260,000
Operating expenses:
Research and development (in the year ended December 31, 2021, net of collaboration funding of $6,055,295)	6,508,055	11,847,902	(5,339,847)	(45)%
General and administrative (in the year ended December 31, 2021, net of collaboration funding of $3,197,659)	10,700,334	10,954,923	(254,589)	(2)%
Loss from operations	(15,948,389)	(22,802,825)	6,854,436	(30)%
Total other income (expense), net	574,396	(82,624)	657,020	(795)%
Net loss	$(15,373,993)	$(22,885,449)	$7,511,456	(33)%

Revenue

We recognized revenue of $1.3 million during the year ended December 31, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses

Research and development expenses were $6.5 million, net of collaboration funding of $6.1 million, for the year ended December 31, 2021, as compared to $11.8 million for the year ended December 31, 2020. This decrease of $5.3 million was primarily due to the recognition of $6.1 million of the collaboration funding from the Collaboration Agreement with Relief, as well as a decrease in contract research expenses, partially offset by increases in employee-related expenses, regulatory and filing fees, and expenses for consulting and professional services. Research and development expenses for the year ended December 31, 2021 were comprised of $6.9 million related to ACER-001, offset by $6.1 million of collaboration funding; $2.5 million related to ACER-801; $1.3 million related to EDSIVOTM; $0.9 million related to ACER-2820; and $1.0 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $10.7 million, net of collaboration funding of $3.2 million, for the year ended December 31, 2021, as compared to $11.0 million for the year ended December 31, 2020. This decrease of $0.3 million was primarily due to the recognition of $3.2 million of the collaboration funding from the Collaboration Agreement with Relief as well as a decrease in legal and consulting expenses, partially offset by increases in employee-related expenses and in precommercial activities.

Other Income (Expense), Net

Other income (expense), net of $0.6 million during the year ended December 31, 2021 was primarily attributable to a gain on extinguishment of debt related to forgiveness of a PPP loan and to foreign currency gain.  Other expense of $0.1 million during the year ended December 31, 2020 was primarily attributable to foreign currency loss.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to December 31, 2021, we have raised net cash proceeds of $95.5 million, primarily from common stock offerings, private placements of convertible preferred stock, debt financings, and collaboration agreements. As of December 31, 2021, we had $12.7 million in cash and cash equivalents and current liabilities aggregating to $29.1 million, which include $15.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. Our net loss for the years ended December 31, 2021 and 2020, was $15.4 million and $22.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $114.5 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Net cash (used in) provided by:
Operating activities	$(134,909)	$(17,027,415)
Investing activities	(54,944)	(10,902)
Financing activities	7,139,047	10,722,245
Net increase (decrease) in cash and cash equivalents	$6,949,194	$(6,316,072)

Operating Activities

Net cash used in operating activities was $0.1 million for the year ended December 31, 2021, as compared to $17.0 million for the year ended December 31, 2020. The decrease of $16.9 million was primarily the result of a $20.6 million increase in deferred collaboration funding related to cash received from Relief, pursuant to the Agreements as well as to a decrease in net loss, partially offset by an increase in accounts receivable and decreases in accrued expenses and accounts payable. During the year ended December 31, 2021, we have recorded in other current liabilities a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we have also recorded in other current assets an asset of an equal amount representing the recovery from our insurance carriers.

Investing Activities

Cash used in investing activities during the years ended December 31, 2021 and 2020 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $7.1 million for the year ended December 31, 2021, as compared to $10.7 million for the year ended December 31, 2020. Net cash provided by financing activities during the year ended December 31, 2021 pertained to the $4.0 million received from the secured loan from Relief, which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement, as well as to $3.1 million proceeds from the issuance of common stock, net of issuance costs, comprised of $2.6 million proceeds from our ATM facility and $0.5 million proceeds from our equity line facility entered into with Lincoln Park. Net cash provided by financing activities during the year ended December 31, 2020 consisted primarily of net proceeds of $10.2 million from the issuance of common stock, comprised of $6.9 million net proceeds from our ATM facility, $2.4 million proceeds from our equity line facility entered into with Lincoln Park, and $0.9 million proceeds from a private placement of shares of our common stock.

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

As of December 31, 2021, we had $12.7 million in cash and cash equivalents and current liabilities of $29.1 million, which include $15.8 million associated with deferred collaboration funding, as well as a $9.2 million liability related to the securities class action and the stockholder derivative actions settlements and legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. We believe that our cash and cash equivalents available at December 31, 2021, plus the $5.0 million second tranche of the Second Development Payment received on January 14, 2022 per the Collaboration Agreement with Relief, will be sufficient to fund our currently anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-001 (MSUD), ACER-801 and EDSIVOTM clinical trials.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in Relief Territory. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with the cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

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

On April 30, 2020, we entered into a $15.0 million equity line purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of December 31, 2021. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the year ended December 31, 2020, we sold 900,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average gross sale price of $2.64 per share, resulting in proceeds of $2.4 million. Proceeds, net of $0.2 million of offering costs, were $2.2 million. During the year ended December 31, 2021, we sold an additional 200,000 shares of common stock under the purchase agreement at a weighted average sale price of $2.47 per share, resulting in additional proceeds of $0.5 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement at this time. From May 19, 2020 through December 31, 2020, we sold an aggregate of 1,838,957 shares of common stock at an average gross sale price of $3.9228 per share, for gross proceeds of $7.2 million. Proceeds, net of $0.3 million of fees and offering costs were $6.9 million. During the year ended December 31, 2021, during multiple trading days, we sold an aggregate of 877,107 additional shares of common stock through the ATM facility at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the year ended December 31, 2021, net of $0.2 million fees and offering costs, were $2.6 million.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development and potential commercialization of ACER-001 beyond mid-2022
•	any continued development, including the initiation of one or more clinical trials for ACER-801
•	any continued development, including the initiation of the DiSCOVER pivotal clinical trial for EDSIVO™
•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of ACER-2820 we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

Contractual Commitments

License Agreements

In April 2014, we obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 for the treatment of inborn errors of BCAA metabolism, including MSUD, and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, we have worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires us to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay low single-digit percent royalties on net sales of any developed product over the royalty term.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief (the $14.0 million Reimbursement Payment, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to us). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan. The companies will split net profits from our territories 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world, where we will receive from Relief a 15% royalty on all net sales received by Relief in Relief’s territories. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

Off-Balance Sheet Arrangements

None.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2021 and 2020 since inflation rates have generally remained at relatively low levels and our operations are not otherwise uniquely affected by inflation concerns.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Acer Therapeutics Inc.

Newton, MA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acer Therapeutics Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Determination, allocation and basis of recording of transaction price as a result of the Relief License and Collaboration Agreement

As described in Note 2 to the consolidated financial statements, in March 2021 the Company entered into a collaboration agreement with Relief Therapeutics Holding AG (“Relief Transaction”) and other related transaction agreements. Those agreements resulted in the sale of a license, receipt of an upfront payment, forgiveness of a note payable and several payments due to the Company upon the achievement of certain milestones, some of which were achieved in 2021, as well as future royalties to be received by the Company along with a profit-sharing obligation.  The Company recorded license revenue of $1.3 million and $9.3 million of contra-expenses pertaining to the Relief Transaction for the year ended December 31, 2021.  As of December 31, 2021, the Company has a deferred collaboration funding liability of $24.5 million relating to the Relief Transaction.

The evaluation of the transaction by management involved applying judgment in determining the applicable guidance, and in particular, evaluating the application of ASC 606, Revenue from Contracts with Customers, or ASC 808, Collaborative Arrangements, as well as ASC 730, Research and Development, in identifying the distinct units-of-account, measuring the fair value of the units-of-account in allocating the transaction price and the basis and pattern for recognition. The Company identified two units-of-account capable of being distinct in the context of the contract, the sale of the license and the development, commercialization, and profit sharing of ACER-001, for which the stand-alone selling prices were determined, using valuation models which included both observable and unobservable inputs.  The revenue for the sale of the license is recognized at a point-in-time under ASC 606, while the deferred collaboration funding is recognized as contra-expenses as development and commercialization expenses are incurred, under ASC 730.

We identified the auditing of the application of the appropriate accounting literature for the Relief Transaction and the valuation of the units-of-account as a critical audit matter. Evaluating the collaboration and license agreement was especially challenging and subject to auditor judgment because of the subjectivity required to identify the units-of-account and determining whether the units of account are more indicative of collaboration activities or a customer-vendor relationship in accordance with the accounting literature.  Additionally, evaluating management’s estimates and assumptions related to the critical judgements and the estimates used by management in their valuations for the allocation of the transaction prices requires a high degree of auditor judgement and a significant degree of audit effort. Auditing these aspects involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Reviewing the Relief Transaction agreements, and management’s accounting position paper to understand the terms of each contract and evaluate management’s conclusions relating to the applicable accounting, units-of-account and recognition basis.

•

Utilizing personnel with specialized accounting knowledge to evaluate the determination of applicable accounting guidance to each unit-of-account, the identification of units-of-account, and timing and pattern of recognition.

•

Utilizing personnel with specialized skills and knowledge in valuation approach and methodologies to assist in assessing i) the reasonableness of the relative fair value assigned to the units of account (ii) the valuation methodology, and (ii) certain assumptions used, including the estimated market share and size, forecasted sales and costs, and probability of success, used to determine the stand-alone selling price.

•

Testing management’s assumptions through inspection of the source information and comparing to external data and sources, which included industry data on the disease area and competitive landscape, to those included by management in the valuation model of ACER-001.

•	Testing the mathematical accuracy of the valuation model.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

Boston, MA

March 2, 2022

ACER THERAPEUTICS INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2021 AND 2020

	2021	2020

Assets
Current assets:
Cash and cash equivalents	$12,710,762	$5,761,568
Collaboration receivable	5,000,000	—
Prepaid expenses	1,094,229	510,635
Other current assets	9,283,625	168,826
Total current assets	28,088,616	6,441,029
Property and equipment, net	114,112	130,081
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	406,956	395,311
Total assets	$36,256,951	$14,613,688
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,405,734	$1,672,109
Accrued expenses	2,428,193	3,781,101
Deferred collaboration funding, current	15,825,938	—
Other current liabilities	9,450,085	692,336
Total current liabilities	29,109,950	6,145,546
Deferred collaboration funding, non-current	8,661,109	—
Other non-current liabilities	209,497	243,808
Total liabilities	37,980,556	6,389,354
Commitments and Contingencies (Note 6)
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 and 13,233,137 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,431	1,324
Additional paid-in capital	112,784,918	107,358,971
Accumulated deficit	(114,509,954)	(99,135,961)
Total stockholders’ (deficit) equity	(1,723,605)	8,224,334
Total liabilities and stockholders’ (deficit) equity	$36,256,951	$14,613,688

The accompanying notes are an integral part of these financial statements.

ACER THERAPEUTICS INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Revenue	$1,260,000	$—
Operating expenses:
Research and development (in the year ended December 31, 2021, net of collaboration funding of $6,055,295)	6,508,055	11,847,902
General and administrative (in the year ended December 31, 2021, net of collaboration funding of $3,197,659)	10,700,334	10,954,923
Total operating expenses	17,208,389	22,802,825
Loss from operations	(15,948,389)	(22,802,825)
Other income (expense), net:
Interest and other income (expense), net	519,639	13,578
Foreign currency transaction gain (loss)	54,757	(96,202)
Total other income (expense), net	574,396	(82,624)
Net loss	$(15,373,993)	$(22,885,449)
Net loss per share - basic and diluted	$(1.08)	$(2.06)
Weighted average common shares outstanding - basic and diluted	14,268,245	11,121,039

The accompanying notes are an integral part of these financial statements.

ACER THERAPEUTICS INC.

STATEMENTS OF CHANGES IN

STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Stockholders’(Deficit) Equity
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of December 31, 2019	10,095,176	$1,010	$94,619,818	$(76,250,512)	$18,370,316
Issuance of common stock, net of issuance costs	2,983,955	298	10,159,468	—	10,159,766
Issuance of common stock for commitment fee	148,148	15	355,540	—	355,555
Issuance of common stock in connection with restricted stock unit vesting	5,858	1	(1)	—	—
Stock-based compensation	—	—	2,224,146	—	2,224,146
Net loss	—	—	—	(22,885,449)	(22,885,449)
Balance as of December 31, 2020	13,233,137	1,324	107,358,971	(99,135,961)	8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	2,287,007	—	2,287,007
Net loss	—	—	—	(15,373,993)	(15,373,993)
Balance as of December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)

The accompanying notes are an integral part of these financial statements.

ACER THERAPEUTICS INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
Cash flows from operating activities:
Net loss	$(15,373,993)	$(22,885,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,287,007	2,224,146
Depreciation	70,913	70,814
Gain on extinguishment of debt	(568,909)	—
Fair value of shares issued for commitment fee	—	355,555
Loss on disposal of property and equipment	—	3,981
Non-cash interest expense	—	3,674
Impairment of in-process research and development	—	118,600
Changes in operating assets and liabilities
Collaboration receivable	(5,000,000)	—
Prepaid expenses	(414,767)	105,871
Other current assets	(9,265,745)	22,024
Accounts payable	(266,375)	1,111,019
Accrued expenses	(1,352,908)	1,836,670
Deferred collaboration funding	20,487,047	—
Other current liabilities	9,262,821	5,680
Net cash used in operating activities	(134,909)	(17,027,415)
Cash flows from investing activities:
Purchase of property and equipment	(54,944)	(10,902)
Net cash used in investing activities	(54,944)	(10,902)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,139,047	10,159,766
Proceeds from Paycheck Protection Program loan	—	562,479
Receipt of funds from secured loan	4,000,000	—
Net cash provided by financing activities	7,139,047	10,722,245
Net increase (decrease) in cash and cash equivalents	6,949,194	(6,316,072)
Cash and cash equivalents, beginning of the year	5,761,568	12,077,640
Cash and cash equivalents, end of the year	$12,710,762	$5,761,568

Non-cash financing activities:
Forgiveness of PPP loan	$568,909	$—
Non-cash repayment of secured loan	$4,000,000	$—

The accompanying notes are an integral part of these financial statements.

ACER THERAPEUTICS INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, zika, dengue, ebola and COVID-19. Each of the Company’s product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

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

Liquidity

The Company had an accumulated deficit of $114.5 million and cash and cash equivalents of $12.7 million as of December 31, 2021. Net cash used in operating activities was $0.1 million and $17.0 million for the years ended December 31, 2021 and 2020, respectively.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. From May 19, 2020 through December 31, 2020, during multiple trading days, the Company sold an aggregate of 1,838,957 shares of common stock at an average gross sale price of $3.9228 per share, for gross proceeds of $7.2 million. Gross proceeds, net of $0.3 million of fees and offering costs, resulted in net proceeds of $6.9 million. During the year ended December 31, 2021, during multiple trading days, the Company sold an aggregate of 877,107 shares at an average gross sale price of $3.1692 per share, resulting in gross proceeds of $2.8 million. Gross proceeds, net of $0.2 million of fees and offering costs, resulted in net proceeds of $2.6 million during the year ended December 31, 2021. As of December 31, 2021, $40.0 million remained available under the Company’s ATM facility.

On April 30, 2020, the Company entered into an equity line purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of December 31, 2021. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expense along with other costs incurred in connection with entering into the purchase agreement. During the year ended December 31, 2020, the Company sold 900,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average gross sale price of $2.64 per share, resulting in gross proceeds of $2.4 million. Gross proceeds, net of $0.2 million of offering costs, resulted in net proceeds of $2.2 million. During the year ended December 31, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $2.47 per share, resulting in proceeds of $0.5 million.

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

On January 25, 2021, the Company entered into the Option Agreement with Relief, pursuant to which the Company granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021, for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated, and the Note would have been repayable by the Company upon maturity.

On March 19, 2021, the Company entered into a Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between the Company and Relief on January 25, 2021. Pursuant to the Agreements, the Company received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment (the “Reimbursement Payment”) of $14.0 million, and Relief released its security interest in all of the Company’s assets. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of a New Drug Application (“NDA”) for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey, and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief.

Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. The terms of the Agreements are further described below in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2, Significant Accounting Policies.

The Company’s existing cash and cash equivalents available at December 31, 2021, plus the $5.0 million second tranche of the Second Development Payment received on January 14, 2022 per the Collaboration Agreement with Relief, will be sufficient to fund the Company’s anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-001 (MSUD), ACER-801 and EDSIVOTM clinical trials.

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

As of December 31, 2021, the Company had cash and cash equivalents of $12.7 million and current liabilities of $29.1 million, which include $15.8 million associated with deferred collaboration funding (see Revenue Recognition and Accounting for Collaboration Agreements below in Note 2, Significant Accounting Policies), as well as a $9.3 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which the Company has also recorded an asset of an equal amount representing the recovery from its insurance carriers. The Company’s cash and cash equivalents available at December 31, 2021, plus the $5.0 million second tranche of the Second Development Payment received on January 14, 2022 per the Collaboration Agreement with Relief, are expected to fund our anticipated operating and capital requirements into mid-2022, excluding support for planned ACER-001 (MSUD), ACER-801 and EDSIVOTM clinical trials.

The Company will need to raise additional capital to fund continued operations beyond mid-2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations through and beyond the next 12 months, including raising additional capital through either private or public equity or debt financing or non-dilutive funding, as well as using its ATM facility and/or its remaining $12.1 million equity line facility entered into on April 30, 2020 with Lincoln Park, which is subject to certain limitations and conditions. As of December 31, 2021, $40.0 million remained available under the Company’s ATM facility. (See At-the-Market Facility and Common Stock Purchase Agreement below in Note 7 Stockholders’ (Deficit) Equity.) The Company has no commitments for any additional financing except for the agreement with Lincoln Park and the Collaboration Agreement with Relief. Any amounts raised will be used for further development of its product candidates, precommercial activities, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are available, or March 2, 2022. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

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

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. From time to time, estimates having relatively higher significance include determination of stand-alone selling price and variable consideration estimates for purposes of revenue recognition, stock-based compensation, contract manufacturing and clinical trial accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Revenue Recognition and Accounting for Collaboration Agreements

The Company’s revenues are generated from a single collaboration agreement which included the sale of a license of intellectual property. The Company analyzes its collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements, (ASC 808) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes the Company’s share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If the Company concludes a counter-party to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction.

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

For any units of account that fall within the scope of ASC 606, where the other party is a customer, the Company evaluates the separate performance obligation(s) under each contract, determines the transaction price, allocates the transaction price to each performance obligation considering the estimated stand-alone selling prices of the services and recognizes revenue upon the satisfaction of such obligations at a point in time or over time dependent on the satisfaction of one of the following criteria: (1) the customer simultaneously receives and consumes the economic benefits provided by the vendor’s performance; (2) the vendor creates or enhances an asset controlled by the customer; and (3) the vendor’s performance does not create an asset for which the vendor has an alternative use and the vendor has an enforceable right to payment for performance completed to date.

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

On January 25, 2021, the Company entered into the Option Agreement with Relief pursuant to which the Company granted Relief the Exclusivity Option to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by the Note issued by the Company to Relief, and (iii) the Company granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by the Security Agreement. The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated and the Note would have been repayable by the Company upon maturity.

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment,” offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement, from Relief to the Company), and Relief released its security interest in all of the Company’s assets. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first

European (EU) marketing approvals for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

The Company assessed these agreements in accordance with the authoritative literature and concluded that they meet the definition of a collaborative arrangement per ASC 808. For certain parts of the Collaboration Agreement, the Company concluded that Relief represented a customer while for other parts of the Collaboration Agreement Relief did not represent a customer. The units of account of the Collaboration Agreement where Relief does not represent a customer are outside of the scope of ASC 606. The Company also determined that the development and commercialization services and Relief’s right to 60% profit in the Acer Territory is within the scope of ASC 730, with regard to funded research and development arrangements.

The Company concluded the promised goods and services contained in the Collaboration Agreement, represented two distinct units of account consisting of a license in the Relief Territory, and a combined promise for the development and commercialization of ACER-001 in the Acer Territory and the payment of 60% net profit from that territory (together, the “Services”). The stand-alone selling price was estimated for each distinct unit of account utilizing an estimate of discounted cashflows associated with each.

The Company determined that the transaction price at the outset of the Collaboration Agreement was $25.0 million, including the Option Fee of $1.0 million, the Reimbursement Payment of $14.0 million, and the First Development Payment of $10.0 million. The Company concluded that consistent with the evaluation of variable consideration, using the most likely amount approach, the Second Development Payment as well as the milestone payments for EU marketing approvals, should be fully constrained until the contingency associated with each payment has been resolved and the Company’s NDA is accepted for review by FDA, and Relief receives EU marketing approval, respectively.

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using actual costs as incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expense and general and administrative expense, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730, Research and Development (ASC 730).

The Company recognizes a receivable under the Collaboration Agreement when the consideration to be received is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amounts recorded as license revenue and as offsets to research and development expenses and to general and administrative expenses, are reported as deferred collaboration funding.

At December 31, 2021, the Company recognized as a receivable the $5.0 million second tranche of the Second Development Payment. At December 31, 2021, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $24.5 million. The Company has recorded $15.8 million as a current liability, which equates to the Company’s estimate of remaining spending under the Collaboration Agreement and which the Company estimates will be recognized within the next 12 months up to the point of the first commercial sale of ACER-001. The remaining balance of $8.8 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. The Company expects to recognize this deferred collaboration funding as it incurs expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory and through the end of the effective date of the Collaboration Agreement. At December 31, 2021, deferred collaboration funding was composed of $35.0 million received or receivable from Relief, offset by $1.3 million recognized as license revenue and $5.8 million recorded as an offset to research and development expenses and $3.4 million recorded as an offset to general and administrative expenses during the year ended December 31, 2021.

Cash and Cash Equivalents and Fair Value of Financial Instruments

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2021 and 2020, the Company had $12.5 million and $5.5 million, respectively, in excess of the FDIC insured limit.

The Company follows the provisions of ASC Topic 820, Fair Value Measurement, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company considers its investments in money market funds of $12.2 million and $5.3 million as of December 31, 2021 and 2020, respectively, included in cash and cash equivalents, to be Level 1, which are based on unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date. The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, collaboration receivable, and accounts payable approximates their carrying value, based upon their short-term maturities or prevailing interest rates.

The Company recognized a $4.0 million non-cash reduction in a secured loan from Relief during the year ended December 31, 2021, since the Reimbursement Payment from Relief was received net of the amount of principal and interest due in connection with the secured loan.

Research and Development Expenses

Research and development costs are expensed as incurred and include compensation and related benefits, license fees, and third-party contracted research and manufacturing consultants. The Company sometimes makes nonrefundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as an expense in the period that the goods are received or that the services are performed. From time to time, in connection with the Collaboration Agreement with Relief, the Company may recognize “contra-expense” for the research and development activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; precommercial costs; and professional fees for legal, business consulting, auditing, and tax services. The Company expects that general and administrative expenses will be substantial in the future. From time to time, in connection with the Collaboration Agreement with Relief, the Company may recognize “contra-expense” for the general and administrative activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CRO”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to research and development expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the financial statements, subsequent changes in estimates may result in a material change in the Company’s accruals. No material changes in estimates were recognized in either of the years ended December 31, 2021 and 2020. Accounts payable and accrued expenses included $0.2 million and $1.8 million for costs associated with preclinical or clinical study expense at December 31, 2021 and 2020, respectively.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the statement of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. For a limited number of option grants to non-employee contractors, the Company utilizes the simplified method to value these awards. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

The following assumptions were used to estimate the fair value of stock options granted using the Black-Scholes option pricing model:

	2021	2020
Risk-free interest rate	0.37% - 0.84%	0.36% - 1.61%
Expected life (years)	6.25	6.25
Expected volatility	92.4%	60.0%
Dividend rate	0%	0%

Due to its limited operating history and a limited trading history of its common stock in relation to the life of its standard option grants, the Company estimates the volatility of its stock in consideration of a number of factors including the volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally ten years) and the vesting period. For other non-employee options, the expected term is the contractual term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The Company recognizes forfeitures related to employee stock-based awards as they occur. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. Option awards are granted at an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. The Company’s goodwill is allocated to the Company’s single reporting unit. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The COVID-19 pandemic involving a respiratory illness caused by a novel coronavirus affected the worldwide economy and triggered decline in the stock markets. The Company considered potential triggering events related to COVID-19 and concluded that there was not a triggering event that would require the Company to perform further impairment analysis. The Company performed a qualitative analysis of goodwill as of December 31, 2021 and 2020, in which management concluded that it was more likely than not that the fair value of the reporting unit is greater than its carrying amount.

In-process Research and Development

In-process research and development (“IPRD”) represents the value of the three G-protein-coupled receptors (“GPCR”) targets (the “Targets”) from the GPCR Target pools of Anchor to which the Company obtained the rights in its March 20, 2015 acquisition of Anchor. IPRD was recorded at fair value and is an indefinite-lived intangible asset. The Company reviews IPRD at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the asset. As part of our annual impairment analysis as of December 31, 2020, the Company evaluated the potential future cash flows of the IPRD asset, and it was determined that the fair value was at or near zero due to the limited time remaining for the asset to be developed before the expiration of its intellectual property exclusivity. As a result, the Company determined that IPRD was impaired as of December 31, 2020 and wrote off the value of the IPRD accordingly. The Company recorded the impairment charge of $0.1 million in research and development expense during the year ended December 31, 2020.

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

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2021 and 2020, the Company had no accruals for interest or penalties related to income tax matters.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the year ended December 31, 2021 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of December 31, 2021. On April 11, 2020, the Company was approved for $0.6 million of loan proceeds under the PPP, as fully described in Note 6. A key feature of the PPP is that loan proceeds used by borrowers to pay certain expenses during the eight-week period following origination of the loan (the covered period) are eligible to be forgiven. Forgiveness is available to the extent proceeds are used to pay payroll, rent or mortgages, and utilities during the covered period. In addition, the CARES Act provides that any amounts forgiven pursuant to this rule are not taxable (i.e., no cancellation of debt income for the borrower). The Company recognized approximately $0.6 million in PPP loan forgiveness during the second quarter of 2021.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures regarding transactions with a government that are accounted by applying a grant or contribution accounting model. The Company adopted ASU No. 2021-10 in the fourth quarter of 2021. There was no impact on the Company’s financial statements or disclosures as a result of the adoption of this guidance.
3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Computer hardware and software	$113,847	$58,903
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	319,869	264,925
Less accumulated depreciation	(205,757)	(134,844)
Property and equipment, net	$114,112	$130,081

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

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Accrued contract manufacturing	$827,390	$1,479,771
Accrued payroll and payroll taxes	419,354	267,159
Accrued precommercial costs	395,923	—
Accrued miscellaneous expenses	216,103	102,999
Accrued accounting, audit, and tax fees	167,630	181,200
Accrued legal	162,812	350,517
Accrued consulting	105,085	88,750
Accrued license fees	86,259	240,041
Accrued contract research and regulatory consulting	47,637	1,070,664
Total accrued expenses	$2,428,193	$3,781,101

5.LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”), commencing on October 1, 2018, for certain premises, which consist of 2,760 square feet of office space located in Newton, Massachusetts. On March 5, 2019, the Company entered into a modified lease agreement (the “Additional Newton Lease”) to lease an additional 1,600 square feet of office space, commencing on June 1, 2019, located in Newton, Massachusetts. The Newton Lease expires on May 31, 2022. On October 15, 2021, the Company entered into a lease amendment extending the Additional Newton Lease through December 31, 2022. Effective with the expiration of the Newton Lease and the extension of the Newton Additional Lease, the space leased by the Company in Newton will be reduced to 1,600 square feet as of June 1, 2022. The Company is required to share in certain taxes and operating expenses associated with the Newton Lease and the Additional Newton Lease.

The Company entered into a triple net lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon. On April 23, 2019, the Company entered into a modified lease agreement (the “Additional Bend Lease”) to lease an additional 1,389 square feet of office space, commencing on May 1, 2019, located in Bend, Oregon. On November 17, 2021, the Company entered into a lease agreement to extend the term of Bend Lease and the Additional Bend Lease to June 30, 2022 and to further extend the term either (1) until June 30, 2027 if FDA approval of ACER-001 is received in June 2022, or (2) until June 30, 2025 if FDA approval of ACER-001 is not received in June 2022.

The leases for the Newton and Bend office space are classified as operating leases. The leases contain immaterial provisions for rent holidays and rent escalations over the term of the leases, which have been included in the Company’s right of use asset and lease liabilities. In the year ended December 31, 2021, the Company recorded a non-cash transaction to recognize an additional $0.4 million right of use asset and lease liability in conjunction with the modifications to the leases. The Company’s lease liability as of December 31, 2020 represents the net present value of future lease payments utilizing a discount rate of 8%. The Company’s lease liability as of December 31, 2021 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the leases. As of December 31, 2021, the weighted average remaining lease term was 2.8 years. For each of the years ended December 31, 2021 and 2020, the Company recorded expense of $0.3 million related to the leases and made cash payments of $0.3 million for amounts included in the measurement of lease liabilities. The Company is therefore reporting a right-of-use asset of $0.4 million in Other non-current assets and lease liabilities totaling $0.4 million in Other current liabilities and Other non-current liabilities as of December 31, 2021.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the balance sheet as of December 31, 2021.

Undiscounted lease liabilities for years ending December 31,
2022	$190,064
2023	103,925
2024	107,290
2025	54,579
Total undiscounted lease liabilities	$455,858
Less effects of discounting	(62,021)
Total lease liabilities as of December 31, 2021	$393,837

The Company’s lease liabilities are reported on the consolidated balance sheets as follows:

	December 31,
	2021	2020
Other current liabilities	$184,340	$274,172
Other non-current liabilities	209,497	90,139
Total lease liabilities	$393,837	$364,311

6.	COMMITMENTS AND CONTINGENCIES

License Agreements

In April 2014, the Company obtained exclusive rights to intellectual property relating to ACER-001 for the treatment of inborn errors of BCAA metabolism, including MSUD, and preclinical and clinical data, through a license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, the Company has worldwide exclusive rights to develop, manufacture, use, sell and import licensed products as defined in the agreement. The license agreement requires the Company to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, make payments upon achievement of defined milestones, and pay royalties in the low single-digit percent range on net sales of any developed product over the royalty term.

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received a $10.0 million cash payment from Relief (the $14.0 million (“Reimbursement Payment”), offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest, from Relief to the Company), and Relief released its security interest in the Company’s assets. Under the terms of the Collaboration Agreement, Relief committed to pay the Company Development Payments of up to $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

The loan, evidenced by a promissory note to JPMorgan Chase Bank, N.A. as lender, had a term of two years, is unsecured, and is guaranteed by the Small Business Administration. The loan bore interest at a fixed rate of one percent per annum, with the first six months of interest and principal deferred. Some or all of a loan may be forgiven if at least 75% of the loan proceeds are used by the Company to cover payroll costs, including benefits, and if the

Company maintains its employment and compensation within certain parameters during the period following the loan origination date and complies with other relevant conditions. On June 5, 2020, the Payroll Protection Flexibility Act of 2020 was signed into law, adjusting certain terms of the loans issued under the PPP, including extending the initial deferral period from six to up to ten months, reducing from 75% to 60% the portion of loan proceeds required to be used to cover payroll costs, and allowing borrowers to elect a 24-week rather than an eight-week period related to employment and compensation provisions.

The Company accounted for the loan according to ASC 470. As of December 31, 2020, the Company reported the liability associated with the loan as $0.4 million in Other current liabilities and $0.2 million in Other non-current liabilities. The Company was advised by JPMorgan Chase Bank, N.A. that the principal and interest associated with its PPP loan were forgiven in full as of June 10, 2021. As a result, during the year ended December 31, 2021, the Company recognized a gain on extinguishment of debt of $0.6 million in Interest and other income (expense), net representing the principal and accrued interest for the PPP loan.

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations. To the extent that the Company incurs legal cost associated with any potential loss contingency, those legal costs are expensed as incurred.

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al., No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleges that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case is now captioned Skiadas v. Acer Therapeutics Inc. et al. The Lead Plaintiff filed a Second Amended Complaint on February 28, 2020 and the Company moved to dismiss the Second Amended Complaint on May 1, 2020. On June 16, 2020, the Court granted in part and denied in part the Company’s motion to dismiss. The Company filed its answer to the Second Amended Complaint on August 7, 2020, and the Court held an initial conference on August 17, 2020. After obtaining leave from the Court to do so, the Lead Plaintiff filed his Third Amended Complaint on February 4, 2021. The parties reached an agreement in principle to settle this action for a payment of $8.4 million, which was approved by the Court on January 7, 2022. Payment of the settlement was made into escrow by the Company’s insurance carriers. As of December 31, 2021, the Company has recognized liabilities of $8.4 million for the proposed settlement and of $0.9 million for costs related to both the derivative and class action cases in other current liabilities and has also recognized an asset of an equal amount in other current assets representing the recovery from its insurance carriers of an equal amount.

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

7.	STOCKHOLDERS’ (DEFICIT) EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is only able to issue a limited number of shares which aggregate to not more than one-third of the Company’s public float at this time. From May 19, 2020 through December 31, 2020, on multiple trading days, the Company sold an aggregate of 1,838,957 shares of common stock at an average gross sale price of $3.9228 per share, for gross proceeds of $7.2 million. Proceeds, net of $0.3 million of fees and offering costs were $6.9 million. During the year ended December 31, 2021, on multiple trading days, the Company sold an aggregate of 877,107 shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the year ended December 31, 2021, net of $0.2 million fees and offering costs, were $2.6 million. As of December 31, 2021, $40.0 million remained available under the Company’s ATM facility.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into an equity line purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of December 31, 2021. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

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

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. However, there can be no assurance that the Company will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit the Company’s ability to cause Lincoln Park to buy common stock from the Company.

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

During the year ended December 31, 2020, the Company sold 900,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.64 per share, resulting in net proceeds of $2.2 million. During the year ended December 31, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the years ended December 31, 2021 or 2020 and no unvested restricted stock units as of December 31, 2021 or 2020.

At December 31, 2021, 456,778 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At December 31, 2021, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At December 31, 2021, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the year ended December 31, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Options outstanding at December 31, 2020	1,240,354	$11.16	7.8
Granted	733,500	$3.41
Cancelled/forfeited	(18,879)	$20.37
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8	$2
Options exercisable at December 31, 2021	894,879	$11.94	6.6	$—

At December 31, 2021, there was $2.5 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.8 years. The weighted average grant-date fair value of options granted during the years ended December 31, 2021 and 2020 was $2.57 and $1.99, respectively. The fair value of shares vested during the years ended December 31, 2021 and 2020 were $2.0 million and $2.4 million, respectively.

	Years Ended December 31,
	2021	2020
Stock-based compensation expense
Research and development	$696,283	$764,526
General and administrative	1,590,724	1,459,620
Total stock-based compensation expense	$2,287,007	$2,224,146

8.	INCOME TAXES

There was no provision for income taxes for the years ended December 31, 2021 and 2020, due to the Company’s operating losses and a full valuation allowance on deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$12,059,019	$11,979,869
Capitalized research and development costs	18,865,707	18,650,538
Accrued liabilities	156,415	111,481
Tax credit carryforwards	8,730,816	7,755,146
Stock-based compensation	1,745,654	1,229,407
Deferred collaboration funding	3,312,415	—
Operating lease	94,946	86,491
Total deferred tax assets	44,964,972	39,812,932

Valuation allowance	(44,866,411)	(39,726,441)
Net deferred tax assets	98,561	86,491

Deferred tax liabilities:
Operating lease right of use asset	(94,945)	(86,491)
Unrealized foreign exchange gain	(3,616)	—
Total deferred tax liabilities	(98,561)	(86,491)

	$—	$—

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	December 31,
	2021	2020
Federal statutory rate	21.0%	21.0%
R&D and Orphan Drug credits	6.4%	2.5%
State income tax, net of federal tax benefit	5.4%	1.5%
Valuation allowance	(33.2%)	(24.3%)
Share-based compensation	(0.3%)	(0.8%)
Other, net	0.7%	0.1%
Effective tax rate	0.0%	0.0%

Management currently believes that it is more likely than not that the deferred tax assets relating to the loss carryforwards and other temporary differences will not be realized in the future. Through December 31, 2021, for income tax reporting purposes, the Company had U.S. federal and state net operating loss carryforwards of $51.1 million and research and development credits and Orphan Drug credits of $8.7 million that can be carried forward and offset against taxable income. For state purposes, the Company had state net operating loss carryforwards of $1.7 million and research and development credits of $0.1 million that can be carried forward and offset against taxable income. Federal net operating loss, research and development credits, and Orphan Drug credits generated prior to 2018 and Massachusetts net operating losses can be carried forward for 20 years and begin to expire in 2022. Federal net operating loss generated after 2017 can be carried forward indefinitely. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

There were no uncertain tax positions that require accrual or disclosure in the financial statements as of December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of December 31, 2021 and 2020, the Company had no accruals for interest or penalties related to income tax matters.

The 2017 merger of Opexa Therapeutics, Inc. and private Acer Therapeutics Inc. resulted in an ownership change for the Company. Additional ownership changes in the future could result in additional limitations on the Company’s net operating loss carryforwards and certain other tax attributes. Consequently, even if the Company achieves profitability, it may not be able to utilize a material portion of its net operating loss carryforwards and certain other tax attributes, which could increase its tax obligations and thus have a material adverse effect on its cash flow and results of operations.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an ‘‘ownership change,’’ the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an ‘‘ownership change’’ generally occurs if there is a cumulative change in the Company’s ownership by ‘‘five-percent shareholders’’ that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company experienced an ownership change on July 17, 2015 and August 3, 2018, and may experience ownership changes in the future as a result of this issuance or future transactions in the Company’s stock, some of which may be outside the Company’s control. As a result, if the Company earns net taxable income, the Company’s ability to use the Company’s pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.
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

As of December 31, 2021 and 2020, the number of shares of common stock underlying potentially dilutive securities consist of:

	December 31,
	2021	2020
Options to purchase common stock	1,954,975	1,240,354
Total	1,954,975	1,240,354

10.	SUBSEQUENT EVENTS

Pursuant to the Waiver and Agreement, the Company received from Relief the $5.0 million second tranche of the Second Development Payment on January 14, 2022.

Subsequent to the year ended December 31, 2021, the Company approved a discretionary bonus pool for employees for the year ended December 31, 2021 of up to $2.2 million that remains contingent on the completion of certain financing transactions, the completion of which cannot be ascertained or assured at the current time.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints that require our management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective because of the material weakness discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, , we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation under the framework in Internal Control—Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to the material weakness discussed below relating to the allocation of transaction price for the Collaboration Agreement between the Company and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement.

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

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Certifying Officers, believe that the audited financial statements contained in this Form 10-K as of and for year ended December 31, 2021, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Process

We are implementing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan includes the following actions:

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
•

Implement additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augment existing staff with internal and external skilled accounting resources, as appropriate, and strengthen the review process

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the internal controls around complex nonrecurring transactions. We have started to implement these steps; however, some of these steps will take time to be fully integrated and assessed as being designed and operating effectively. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing a plan to remediate the previously identified material weakness in our internal control over financial accounting to strengthen the effectiveness of the design and operation of our control environment.  Other than implementing such remediation plan, there have been no changes in internal control over financial reporting during our fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The names of our executive officers and their ages as of February 15, 2022 are as follows:

Name	Age	Position
Chris Schelling	46	President, Chief Executive Officer and Director
Jefferson E. Davis	55	Chief Business Officer
Donald R. Joseph	67	Chief Legal Officer and Secretary
John M. Klopp	47	Chief Technical Officer
Harry S. Palmin	52	Chief Operating Officer and Chief Financial Officer
Bernie Paul	63	Chief People Officer
Adrian Quartel	55	Chief Medical Officer
Matthew T. Seibt	50	Chief Commercial Officer

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

Bernie Paul was appointed as our Chief People Officer in January 2022. He previously served as our Vice President, Human Resources from May 2019 to January 2021. Prior to joining Acer, Mr. Paul served as an advisor and consultant to various corporations from December 2017 to May 2019. Mr. Paul served as Vice President of Human Resources at Clarisonic (acquired by L’Oréal) from June 2011 to December 2017. Earlier in his career, he served as Vice President Human Resources at Trubion Pharmaceuticals (acquired by Emergent BioSolutions) from May 2006 to March 2011 and as Vice President of Human Resources at Corixa Corporation (acquired by GSK) from March 1995 to February 2006. Mr. Paul earned a B.S. in Education from Montana State University at Billings and an M.S. in Education from the State University of New York at Buffalo.

Adrian Quartel was appointed as our Chief Medical Officer in February 2022. He previously oversaw all scientific and medical functions as Chief Medical Officer at Adamas Pharmaceuticals from September 2020 to February 2022. From June 2017 to September 2020, he served as the Group Vice President, Global Medical Affairs at BioMarin Pharmaceuticals Inc. Prior to BioMarin, Dr. Quartel held senior medical leadership roles where he was responsible for clinical development, pharmacovigilance, and medical affairs at Astellas from January 2004 to September 2006, at Chiltern from September 2006 to July 2007, and at ICON Clinical Research from August 2001 to January 2004. Earlier in his career, Dr. Quartel worked as a clinical research fellow at UCLA Cedar Sinai and as a resident in cardio-thoracic surgery at Erasmus University Medical Center. Dr. Quartel received an M.D. from Erasmus University Medical School, Rotterdam, in the Netherlands, and a post graduate specialization in pharmaceutical medicine from the Faculty of Pharmaceutical Medicine in London. He is board certified by the General Medical Council (GMC) in pharmaceutical medicine in the United Kingdom.

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

Directors

All of the current directors serve until the next annual stockholders’ meeting or until their successors have been duly elected and qualified. The current members of the Board of Directors and their ages as of February 15, 2021 are as follows:

Name	Age	Position
Stephen J. Aselage	70	Chairman of the Board
Jason Amello	53	Director
John M. Dunn	70	Director
Michelle Griffin	56	Director
Chris Schelling	46	Director, President and Chief Executive Officer

Biographical information for our directors is set forth below:

Stephen J. Aselage has served as Chairman of the Board since the completion of the 2017 merger of Opexa Therapeutics Inc. and private Acer Therapeutics Inc. From October 2015 until the merger, Mr. Aselage served as the Chairman of private Acer’s Board of Directors. Most recently, he was the Chief Executive Officer of Travere Therapeutics, Inc. (formerly known as Retrophin, Inc.), a Nasdaq-listed, biopharmaceutical company, from November 2014 until his retirement in January 2019, and remains a member of its Board of Directors since October 2012. From May 2014 to November 2014, Mr. Aselage served as the Chief Operations Officer and interim Chief Executive Officer of Travere Therapeutics, Inc. Prior to joining Travere Therapeutics, Inc., he held a variety of roles at BioMarin Pharmaceutical Inc., a Nasdaq-listed biotechnology company, as Executive Vice President and Chief Business Officer from December 2009 to September 2012 and Senior Vice President of Global Commercial Development from July 2005 to December 2009. He has also held leadership roles at Cell Therapeutics, Inc., Sangstat Medical Corporation, Advanced Tissue Sciences, Inc. and Genentech, Inc. Mr. Aselage earned a B.S. in biology from the University of Notre Dame. Mr. Aselage currently serves on the Advisory Council for the Department of Science at the University of Notre Dame and also serves on the Board of Directors at BioCryst Pharmaceuticals, Inc. and at Acuitas Therapeutics.

Jason Amello has served as a director since the completion of the 2017 merger. Since September 2020, Mr. Amello has served as Chief Financial Officer of Saniona AB, a rare disease biopharmaceutical company listed on Nasdaq Stockholm Small Cap. From September 2013 to August 2020, he served as Senior Vice President, Chief Financial Officer and Treasurer of Akebia Therapeutics, Inc., a Nasdaq-listed biopharmaceutical company. From May 2012 to May 2013, Mr. Amello served as Executive Vice President, Chief Financial Officer and Treasurer of ZIOPHARM Oncology, Inc., a Nasdaq-listed biopharmaceutical company. From April 2000 to June 2011, he held various positions at Genzyme Corporation, a then Nasdaq-listed biotechnology company, most recently as Senior Vice President, Corporate Controller, and Chief Accounting Officer. Earlier in his career, Mr. Amello spent ten years in the business advisory and assurance practice of Deloitte, serving in various roles of increasing responsibility through Senior Manager. He currently serves on the Board of Directors of the New England Baptist Hospital, an orthopedic specialty hospital. Mr. Amello earned a B.A. in accounting from Boston College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

John M. Dunn has served as a director since the completion of the 2017 merger. From October 2015 until the merger, Mr. Dunn served as a member of private Acer’s Board of Directors. Since April 2021, Mr. Dunn has served as General Counsel for CalciMedica Inc. From April 2019 to April 2021, he worked as a consultant in the life sciences industry. From November 2014 to April 2019, he served as General Counsel of Vital Therapies, Inc., a Nasdaq-listed biotherapeutic company. Prior to joining Vital Therapies, Mr. Dunn was a consultant from February 2012 to November 2014, an Executive Vice President of Biogen Idec, Inc., now Biogen Inc., a biotechnology company, from November 2003 to January 2012, where he was the head of that firm’s corporate venture group, and General Counsel of IDEC Pharmaceuticals from 2002 until its merger with Biogen in November 2003. Mr. Dunn has served as a director of Sharp Healthcare, a nonprofit regional health care delivery system, since 2019. Mr. Dunn earned a B.S. in finance and a J.D. from the University of Wyoming.

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

Chris Schelling. Refer to “Executive Officers” section above for Mr. Schelling’s biographical information.

Audit Committee

The Audit Committee of the Board currently consists of Ms. Griffin (chair), and Messrs. Amello and Dunn, each of whom is an independent, non-employee director. The Audit Committee selects, on behalf of our Board of Directors, an independent public accounting firm to audit our financial statements, discusses with the independent auditors their independence, reviews and discusses the audited financial statements with the independent auditors and management, recommends to our Board of Directors whether the audited financials should be included in our annual reports to be filed with the SEC, and oversees management’s identification, evaluation, and mitigation of major risks to the Company. The Audit Committee operates pursuant to a written charter. During the last fiscal year, the Audit Committee held six meetings.

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

Executive Officer Compensation

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2021 and 2020.

2021 Summary Compensation Table

Name and Principal Position	Year	Salary($)	Bonus($)(1)	Option Awards($)(2)		All Other Compensation($)	Total($)
Chris Schelling	2021	$436,000	$—	$116,236	(3)	$—	$552,236
President and Chief Executive Officer	2020	$436,000	$239,800	$—		$—	$675,800

Harry S. Palmin	2021	$382,400	$—	$174,354	(3)	$—	$556,754
Chief Operating Officer and Chief Financial Officer	2020	$382,400	$152,960	$—		$—	$535,360

Jefferson E. Davis(4)	2021	$326,667	$—	$308,130	(3)	$—	$634,797
Chief Business Officer

(1)	Discretionary cash bonuses for fiscal year 2020 performance were approved by the Board on March 26, 2021 and paid on March 31, 2021.
(2)

Amounts shown in this column represent the aggregate grant date fair value of awards made during the years presented, calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718. See Note 2 to our financial statements appearing elsewhere in this report for a discussion of the relevant assumptions used in calculating these amounts.

(3)

Option awards were granted (i) on January 15, 2021 to Messrs. Schelling, Palmin, and Davis and (ii) on February 3, 2021 to Mr. Davis in connection with his promotion, each with an exercise price equal to the closing market price of our common stock on the Nasdaq Capital Market on the date of grant. The options are time-based. The option grants vest over a four-year period, with 25% of the shares vesting on the one-year anniversary of the grant date and the remaining shares vesting quarterly over the remaining three-year period, assuming continued service. The options have a standard post-service exercise period of 90 days. The options will accelerate and become fully vested immediately prior to a Change in Control (as defined in our 2018 Stock Incentive Plan), but only to the extent that the optionee remains in service immediately prior to such Change in Control.

(4)	Mr. Davis has served as Chief Business Officer since February 1, 2021.

Narrative Disclosure to Summary Compensation Table

Our Board of Directors reviews compensation annually for all of the executive officers. Compensation awarded to Named Executive Officers in 2021 and 2020 generally consisted of base salary, discretionary cash bonuses, and equity awards for options to purchase shares of our common stock. In setting executive compensation, our Board of Directors previously retained the services of Radford (which is a part of Aon Hewitt, a business unit of Aon plc) as an independent compensation consultant and considered compensation for comparable positions in the market, the historical compensation levels of the executives, individual performance as compared to its expectations and objectives, the desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among elements of compensation. In reviewing the reports prepared by Radford, our Compensation Committee considered the independence of Radford pursuant to SEC rules and the corporate governance rules of the Nasdaq Capital Market and concluded that no conflict of interest exists that would prevent Radford from independently advising the Compensation Committee.

On February 22, 2018, we entered into an employment agreement with each of Messrs. Schelling and Palmin, and on February 1, 2021, we entered into an employment agreement with Mr. Davis. The terms and conditions of such employment agreements are described below and are identical for each executive officer, other than in respect of each individual’s title, duties, salary and target bonus percentage as set forth below.

Pursuant to each individual’s employment agreement, each executive is compensated at an annual base rate and is eligible to receive an annual discretionary cash bonus of up to a target bonus percentage of his base salary (i.e., 55% for Mr. Schelling and 40% for each of the other executive officers) per 12-month period, based upon the achievement of corporate objectives established from time to time by our Board of Directors, and subject to review and adjustment from time to time as determined by the Board. In addition, each executive receives our standard benefits and insurance coverage as generally provided to our employees. Each executive’s employment is at-will and he serves as an executive officer at the discretion of our Board of Directors.

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

2021 Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards at December 31, 2021 for each of the Named Executive Officers.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Chris Schelling	1/15/21	—	40,000	(1)	$3.85	1/15/31
	2/1/19	49,842	22,658	(1)	$24.46	2/1/29
	10/4/17	46,000	—	(1)	$15.34	10/4/27
Harry S. Palmin	1/15/21	—	60,000	(1)	$3.85	1/15/31
	9/18/19	20,000	20,000	(2)	$3.42	9/18/29
	2/1/19	18,566	8,434	(1)	$24.46	2/1/29
	10/4/17	67,600	—	(1)	$15.34	10/4/27
Jefferson E. Davis	2/3/21	—	100,000	(1)	$3.89	2/3/31
	1/15/21	—	5,000	(1)	$3.85	1/15/31

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

(2)

This option is time-based and 50% vested on January 1, 2021 and 50% vests on January 1, 2022, assuming continued service. The option has a standard post-service exercise period of 90 days. The option will accelerate and become fully vested immediately prior to a Change in Control (as defined in our 2010 Stock Incentive Plan and our 2018 Stock Incentive Plan, as applicable), but only to the extent that the optionee remains in service immediately prior to such Change in Control.

2021 Director Compensation

The following table presents summary information regarding compensation of the non-employee members of our Board of Directors who served during any part of the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)(2)	All Other Compensation ($)	Total ($)
Jason Amello	42,500	43,589	—	86,089
Stephen J. Aselage	73,750	43,589	—	117,339
John M. Dunn	50,000	43,589	—	93,589
Michelle Griffin	55,000	43,589	—	98,589

(1)

Amounts shown in this column represent the aggregate grant date fair value of stock option awards made during 2020, calculated in accordance with ASC Topic 718. See Note 2 to our financial statements appearing elsewhere in this report for a discussion of the relevant assumptions used in calculating these amounts.

(2)

The aggregate number of shares underlying outstanding option awards as of December 31, 2021 was: Mr. Amello, 39,000 shares; Mr. Aselage, 57,000 shares; Mr. Dunn, 52,000 shares; and Ms. Griffin, 39,000 shares.

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

•

Annual stock option award – 15,000 shares, vesting on the one-year anniversary from the date of grant, with vesting to accelerate immediately prior to a Change in Control (as defined in our 2018 Stock Incentive Plan).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 15, 2022, the number and percentage of outstanding shares of our common stock beneficially owned by: (a) each person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (b) each of our directors; (c) our Named Executive Officers; and (d) all current directors and executive officers as a group. As of February 15, 2022, there were 14,310,244 shares of common stock issued and outstanding.

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

Beneficial Ownership Table

Name and Address of Beneficial Owner(1)	Number of Shares Owned		Percentage of Class
5% Stockholders (excluding Executive Officers and Directors):
Funds affiliated with TVM Capital Life Science	2,672,309	(2)	18.7%
Nantahala Capital Management, LLC	901,290	(3)	6.3%
Executive Officers and Directors:
Chris Schelling	2,005,730	(4)	13.9%
Harry S. Palmin	271,604	(5)	1.9%
Jefferson E. Davis	98,207	(6)	*
Jason Amello	39,000	(7)	*
Stephen J. Aselage	130,905	(8)	*
John M. Dunn	79,380	(9)	*
Michelle Griffin	39,000	(10)	*
All current directors and executive officers as a group (12 persons)	3,041,128	(11)	20.1%

*	Less than 1%

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

(3)

This information is based on a Schedule 13G/A filed with the SEC on February 14, 2022. Pursuant to the Schedule 13G, Nantahala Capital Management, LLC (“Nantahala”) and each of Wilmot B. Harkey and Daniel Mack, as managing members of Nantahala, share voting and investment power with respect to the shares, which are held by funds and separately managed accounts under control of Nantahala. The address for Nantahala and Messrs. Harkey and Mack is 130 Main Street, 2nd Floor, New Canaan, Connecticut 06840.

(4)	Consisting of (i) 1,892,857 shares of common stock; and (ii) 112,873 shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.
(5)	Consisting of (i) 125,000 shares of common stock; and (ii) 146,604 shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.
(6)	Consisting of (i) 71,645 shares of common stock; and (ii) 26,562 shares of common stock underlying stock options exercisable within 60 days February 15, 2022.
(7)	Represents shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.
(8)	Consisting of (i) 73,905 shares of common stock; and (ii) 57,000 shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.
(9)	Consisting of (i) 27,380 shares of common stock; and (ii) 52,000 shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.
(10)	Represents shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.
(11)	Consisting of: (i) 2,205,072 shares of common stock; and (ii) 836,056 shares of common stock underlying stock options exercisable within 60 days of February 15, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2021, with respect to our compensation plans under which common stock is authorized for issuance. These plans consist of our 2018 Stock Incentive Plan, our 2013 Stock Incentive Plan, and our 2010 Stock Incentive Plan. We believe that the exercise price for all of the options granted under these plans reflect at least 100% of fair market value on the dates of grant for the options at issue.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))(C)
Equity Compensation Plans Approved by Stockholders	1,954,975	$ 8.16	456,778
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,954,975	$ 8.16	456,778

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

______________

(1)	Mr. Davis was an employee at the time of the offering and was subsequently appointed as our Chief Business Officer on February 1, 2021.

The shares of common stock issued in the private placement constitute “restricted securities” under the federal securities laws and were subject to a minimum six-month holding period. The private placement closed on July 29, 2020.

Director Independence

The Board of Directors determined that Ms. Griffin and Messrs. Amello, Aselage and Dunn are each an independent director within the meaning of Nasdaq listing standards, which directors constitute a majority of the Board of Directors. The Board of Directors has determined that each member of the Board’s Audit, Compensation and Nominating and Corporate Governance Committees is independent (or similarly designated) based on the Board of Directors’ application of the standards of Nasdaq, and the rules and regulations promulgated by the SEC or the Internal Revenue Service, as appropriate for such committee membership. The current members of these committees are as follows:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Jason Amello	X
Stephen J. Aselage		C	X
John M. Dunn	X		C
Michelle Griffin	C	X

C = Chair

Item 14.	Principal Accountant Fees and Services.

The following table presents the aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 by BDO USA, LLP (“BDO”), who was appointed as our independent registered public accounting firm on March 7, 2019.

	Years Ended December 31,
	2021	2020
Audit fees(1)	$506,254	$322,064
Audit-related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$506,254	$322,064

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

10.5+	Acer Therapeutics Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 20, 2017).

Exhibit No.	Description

10.6+

Acer Therapeutics Inc. 2018 Stock Incentive Plan, as amended and restated as of February 18, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2022).

10.7+

Form of Notice of Stock Option Grant and Stock Option Agreement for option awards to be made under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.8+

Form of Notice of Restricted Stock Unit Award and Restricted Stock Unit Agreement for awards under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.9♦♦

Agreement of Access and Use of Clinical Trial Data, dated as of August 3, 2016, by and between Acer Therapeutics Inc. and L’Assistance Publique—Hôpitaux de Paris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2021).

10.10♦

License Agreement for Development and Exploitation, dated as of September 19, 2018, by and between Acer Therapeutics Inc. and Assistance Publique – Hôpitaux de Paris (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2018).

10.11♦♦

Exclusive License Agreement, dated as of April 4, 2014, by and between Acer Therapeutics Inc. and Baylor College of Medicine (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2021).

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

10.19+

Employment Agreement, dated September 18, 2019, by and between Acer Therapeutics Inc. and John Klopp (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019).

Exhibit No.	Description
10.20+

Employment Agreement, dated September 18, 2019, by and between Acer Therapeutics Inc. and Matthew T. Seibt (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2019).

10.21+

Employment Agreement, dated February 1, 2021, by and between Acer Therapeutics Inc. and Jefferson E. Davis (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.22*+	Employment Agreement, dated January 14, 2022, by and between Acer Therapeutics Inc. and Bernie Paul.

10.23+

Notice of Stock Option Grant (Inducement Award) and Stock Option Agreement (Inducement Award) for inducement option award made under the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 22, 2022).

10.24+

Employment Agreement, dated February 21, 2022, by and between Acer Therapeutics Inc. and Adrian Quartel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 22, 2022).

10.25

Lease Agreement, dated March 6, 2018, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.26

Lease Agreement, dated March 5, 2019, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019).

10.27*	Lease Agreement, dated October 15, 2021, by and between Acer Therapeutics Inc. and Commonwealth Development LLC, as trustee of the Gateway Realty Trust.

10.28

Triple Net Lease, dated April 1, 2018, by and between Acer Therapeutics Inc. and Eastern Western Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2018).

10.29

First Amendment, dated April 23, 2019, by and between Acer Therapeutics Inc. and Eastern Western Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2021).

10.30*	Second Amendment, dated November 17, 2021, by and between Acer Therapeutics Inc. and Eastern Western Corp.

10.31+

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Appendix F to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 9, 2018).

10.32

Amended and Restated Sales Agreement, dated March 18, 2020, by and among Acer Therapeutics Inc., Roth Capital Partners, LLC, and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.33

Purchase Agreement, dated April 30, 2020, by and between Acer Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

10.34

Registration Rights Agreement, dated April 30, 2020, by and between Acer Therapeutics Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 30, 2020).

Exhibit No.	Description

10.35

Research Collaboration Agreement, dated March 26, 2020, by and between Acer Therapeutics Inc. and the National Center for Advancing Translational Sciences (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-238192) filed on June 1, 2020).

10.36♦♦

Collaboration and License Agreement, dated March 19, 2021, by and between Acer Therapeutics Inc. and Relief Therapeutics Holding AB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2021).

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

ACER THERAPEUTICS INC.

Date: March 2, 2022	By:	/s/ Harry S. Palmin
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

Signature	Title	Date

/s/ Chris Schelling	President and Chief Executive Officer and Director	March 2, 2022
Chris Schelling	(Principal Executive Officer)

/s/ Harry S. Palmin	Chief Operating Officer and Chief Financial Officer	March 2, 2022
Harry S. Palmin	(Principal Financial and Accounting Officer)

/s/ Jason Amello	Director	March 2, 2022
Jason Amello

/s/ Stephen J. Aselage	Chairman of the Board	March 2, 2022
Stephen J. Aselage

/s/ John M. Dunn	Director	March 2, 2022
John M. Dunn

/s/ Michelle Griffin	Director	March 2, 2022
Michelle Griffin