Form 10-Q
period 2022-03-31
Acer Therapeutics Inc.
filed 2022-05-16
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-33004

Acer Therapeutics Inc.

(Exact name of registrant as specified in its charter)

Delaware	One Gateway Center, Suite 356 300 Washington Street	32-0426967
(State or other jurisdiction of	Newton, MA 02458	(I.R.S. Employer
Incorporation or organization)	(Address of principal executive	Identification No.)
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

As of May 1, 2022, there were 15,310,244 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,800,384	$12,710,762
Collaboration receivable	—	5,000,000
Prepaid expenses	1,525,016	1,094,229
Other current assets	1,028,427	9,283,625
Total current assets	23,353,827	28,088,616
Property and equipment, net	122,436	114,112
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	345,961	406,956
Total assets	$31,469,491	$36,256,951
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,019,653	$1,405,734
Accrued expenses	6,135,326	2,428,193
Deferred collaboration funding, current	17,152,362	15,825,938
Other current liabilities	971,372	9,450,085
Bridge loan payable, current, at fair value	1,300,000	—
Total current liabilities	27,578,713	29,109,950
Deferred collaboration funding, non-current	1,963,139	8,661,109
Bridge loan payable non-current, at fair value	4,872,969	—
Convertible note payable, at fair value	6,962,400	—
Other non-current liabilities	193,751	209,497
Total liabilities	41,570,972	37,980,556
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 14,310,244 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,431	1,431
Additional paid-in capital	113,586,046	112,784,918
Accumulated deficit	(123,688,958)	(114,509,954)
Total stockholders’ deficit	(10,101,481)	(1,723,605)
Total liabilities and stockholders’ deficit	$31,469,491	$36,256,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$900,000
Operating expenses:
Research and development (in the three months ended March 31, 2022 and 2021, net of collaboration funding of $2,999,371 and $286,103, respectively)	3,171,639	2,005,905
General and administrative (in the three months ended March 31, 2022 and 2021, net of collaboration funding of $2,372,175 and $0, respectively)	3,875,601	3,514,141
Total operating expenses	7,047,240	5,520,046
Loss from operations	(7,047,240)	(4,620,046)
Other (expense) income, net:
Costs of debt issuance	(1,168,065)	—
Changes in fair value of debt instruments	(962,400)	—
Interest and other (expense) income, net	(2,838)	(40,163)
Foreign currency transaction gain	1,539	48,904
Total other (expense) income, net	(2,131,764)	8,741
Net loss	$(9,179,004)	$(4,611,305)
Net loss per share - basic and diluted	$(0.64)	$(0.33)
Weighted average common shares outstanding - basic and diluted	14,310,244	14,139,916

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)
Stock-based compensation	—	—	474,097	—	474,097
Proceeds allocated to SWK Warrant	—	—	327,031	—	327,031
Net loss	—	—	—	(9,179,004)	(9,179,004)
Balance March 31, 2022	14,310,244	$1,431	$113,586,046	$(123,688,958)	$(10,101,481)

	Three Months Ended March 31, 2021
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss	—	—	—	(4,611,305)	(4,611,305)
Balance March 31, 2021	14,310,244	$1,431	$111,057,347	$(103,747,266)	$7,311,512

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,179,004)	$(4,611,305)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	474,097	559,436
Depreciation	20,606	14,634
Non-cash changes in fair value of debt	962,400	—
Debt issuance costs recognized as expense	1,168,065	—
Non-cash interest expense	—	1,378
Changes in operating assets and liabilities
Collaboration receivable	5,000,000	(10,000,000)
Prepaid expenses	(430,787)	(2,386)
Other current assets	8,455,326	(9,825,314)
Accounts payable	613,919	(1,243,184)
Accrued expenses	3,707,133	(1,554,676)
Deferred collaboration funding	(5,371,546)	19,813,897
Other current liabilities	(8,433,464)	9,852,524
Net cash (used in) provided by operating activities	(3,013,255)	3,005,004
Cash flows from investing activities:
Purchase of property and equipment	(28,930)	(5,322)
Net cash used in investing activities	(28,930)	(5,322)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	3,139,047
Receipt of funds from Relief secured loans	—	4,000,000
Proceeds from Bridge Loan, net of warrant allocation and lender fees	6,013,148	—
Proceeds from Secured Convertible Notes, net of lender fees	5,516,556	—
Proceeds allocated to SWK Warrant based on valuation	327,031	—
Payment of debt and convertible debt issuance costs	(724,928)	—
Net cash provided by financing activities	11,131,807	7,139,047
Net increase in cash and cash equivalents	8,089,622	10,138,729
Cash and cash equivalents, beginning of period	12,710,762	5,761,568
Cash and cash equivalents, end of period	$20,800,384	$15,900,297

Non-cash financing activities:
Non-cash repayment of secured loan	—	$4,000,000

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

Liquidity

The Company had an accumulated deficit of $123.7 million and cash and cash equivalents of $20.8 million as of March 31, 2022. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2022.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended March 31, 2022, the Company did not sell any shares through its ATM facility. During the three months ended March 31, 2021, during multiple trading days, the Company sold an aggregate of 877,107 shares of common stock at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds, net of $0.2 million of fees and offering costs, were $2.6 million. As of March 31, 2022, $40.0 million remained available under the Company’s ATM facility. (See Note 11 for a discussion of subsequent ATM facility activity.)

On April 30, 2020, the Company entered into an equity line purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of March 31, 2022. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. During the three months ended March 31, 2022, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. During the three months ended March 31, 2021, the Company sold 200,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $2.47 per share, resulting in proceeds of $0.5 million.

On January 25, 2021, the Company entered into an option agreement (the “Option Agreement”) with Relief, pursuant to which the Company granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including UCDs and MSUD. The Option Agreement provided a period of time up to June 30, 2021, for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement (the “Security Agreement”). The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. If a definitive agreement with respect to the potential collaboration had not been executed by the parties on or before June 30, 2021, the Exclusivity Option would have terminated, and the Note would have been repayable by the Company upon maturity.

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief (i.e., a $14.0 million “Reimbursement Payment” from Relief to the Company offset by payment of the $4.0 million outstanding balance of the Note plus interest earned through the date of the Collaboration Agreement) and Relief released its security interest in all of the Company’s assets. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of a New Drug Application (“NDA”) for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey, and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. The terms of the Collaboration Agreement and Option Agreement are further described below in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2, Significant Accounting Policies.

On March 4, 2022, the Company entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Bridge Loan”). The Bridge Loan funding closed on March 14, 2022. The proceeds of the Bridge Loan are being used to pay fees, costs and expenses related to the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes.

The Bridge Loan bears interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default, but shall not be higher than the maximum rate permitted to be charged by applicable laws. The Company has the option to capitalize such interest commencing on the date on which the Bridge Loan was funded and continuing until November 15, 2022. Commencing on November 15, 2022, the principal amount of the Bridge Loan will amortize at a rate of $0.7 million payable quarterly. The final maturity date of the Bridge Loan is (a) if full approval by FDA for marketing of ACER-001 (“ACER-001 Approval”) occurs on or before September 30, 2022, then the date which is 12 business days after ACER-001 Approval, or (b) if ACER-001 Approval does not occur on or before September 30, 2022, then March 4, 2024. The Company has the option to prepay the Bridge Loan in whole or in part. Upon the repayment of the Bridge Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to (a) 1.3 times the outstanding principal amount of the Bridge Loan, plus any and all payment-in-kind interest payments, if ACER-001 Approval or such payment occurs on or prior to September 30, 2022, or (b) 1.5 times the outstanding principal amount of the Bridge Loan, plus any and all payment-in-kind interest amounts, if each of ACER-001 Approval and such payment does not occur until after September 30, 2022. Under the Bridge Loan, the Company is required to maintain a cash balance of not less than $1.5 million while the Bridge Loan is outstanding. If the Company is unable to receive approval of ACER-001 from FDA, the required cash balance would increase to $4.0 million 20 days after the date of the FDA’s Complete Response Letter and to $6.5 million 40 days after the date of FDA’s Complete Response Letter, and would be reduced to $2.0 million in the event of positive safety and efficacy data for ACER-801 from a Phase 2a trial.

The Bridge Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement entered into on March 4, 2022, between the Company and SWK, as agent (the “SWK Security Agreement”). The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Bridge Loan was funded.

In addition, the Company issued a warrant (the “SWK Warrant”) to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.46 per share. SWK may exercise the SWK Warrant in accordance with the terms thereof for all or any part of such shares of common stock from the date on which the Bridge Loan was funded until and including March 4, 2029.

On March 4, 2022, the Company also entered into a Secured Convertible Note Purchase Agreement with MAM Aardvark, LLC (“Marathon”) and Marathon Healthcare Finance Fund, L.P. (“Marathon Fund” and together with “Marathon” each a “Holder” and collectively the “Holders”) (the “Secured Convertible Note Purchase Agreement”) pursuant to which the Company issued and sold to the Holders secured convertible notes (the “Secured Convertible Notes”) in an aggregate amount of up to $6.0 million (the “Convertible Note Financing”). The Convertible Note Financing closed on March 14, 2022. The proceeds of the Convertible Note Financing are being used to pay fees, costs and expenses related to the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement and the Marathon Credit Agreement and for other working capital and general corporate purposes.

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash, but will accrue and be payable in cash upon the earlier of a) the repayment of all obligations under the Bridge Loan and termination of such Bridge Loan or b) within three business days of ACER-001 Approval. Subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan (defined below), each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require the Company to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Convertible Secured Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Secured Convertible Note held by such Holder which are forth in the Secured Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

Pursuant to the Secured Convertible Note Purchase Agreement, the Secured Convertible Notes are secured by a lien on collateral representing substantially all assets of the Company, although such security interest is subordinated to the Company’s obligations under the SWK Credit Agreement and may also be subordinated to the Company’s obligations under the Marathon Credit Agreement.

On March 4, 2022, the Company also entered into a Credit Agreement (the “Marathon Credit Agreement”) with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following ACER-001 Approval and until December 31, 2022 (i.e., if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. The Term Loan, if it becomes available, will be used to refinance certain other indebtedness of the Company (including the Bridge Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Should the Term Loan become available, the Company will pay Marathon a commitment fee equal to 1.5% of the Term Loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

The Term Loan will bear interest at an annual rate of 13.5% and will be payable quarterly in arrears. The Company has the option to capitalize up to 4% of such interest commencing on the date on which the Term Loan is funded (the “Term Loan Funding Date”) and continuing until the third anniversary of the Term Loan Funding Date. Commencing on the third anniversary of the Term Loan Funding Date, the principal outstanding amount of the Term Loan will amortize at a rate of 2.78%, payable monthly. The final maturity date of the Term Loan is the earlier of six years after the Term Loan Funding Date or December 31, 2028. The Company has the option to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee equal to (a) if the prepayment is made prior to March 4, 2025, then the greater of 5% or the amount of interest that would have accrued from the date of prepayment until March 4, 2025, (b) if the prepayment is made on or after March 4, 2025, but prior to March 4, 2026, then 3%, (c) if the prepayment is made on or after March 4, 2026, but prior to March 4, 2027, then 2%, or (d) if the prepayment is made on or after March 4, 2027, then 1%.

The Term Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement to be entered into on the Term Loan Funding Date between the Company and Marathon, as agent (the “Marathon Security Agreement”). The Marathon Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid $0.2 million in commitment fees to Marathon in connection with obtaining the commitments in respect of the Term Loan and will pay $0.6 million in additional commitment fees to Marathon following ACER-001 Approval or any change of control of the Company or sale or transfer of the ACER-001 product.

In connection with the Marathon Credit Agreement, on March 4, 2022, the Company, Marathon and the Marathon Fund also entered into a Synthetic Royalty Agreement (the “Royalty Agreement”) pursuant to which, in the event of the funding of the Term Loan, the Company will pay Marathon and the Marathon Fund, on a quarterly basis, 2% of certain aggregate revenue from ACER-001 during that quarter (i.e., 2% of the net sales and of the amount of certain other payments), subject to a cap on the aggregate amount of such payments of $15.0 million. Upon a change of control of the Company or the sale of the ACER-001 business to a third party, the Company would pay Marathon and the Marathon Fund the difference between $15.0 million and the aggregate amount of the payments previously made by the Company to Marathon and the Marathon Fund pursuant to the Royalty Agreement.

The Company’s cash and cash equivalents available at March 31, 2022 are expected to be sufficient to fund its anticipated operating and capital requirements into the third quarter of 2022.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has not established a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of March 31, 2022, the Company had cash and cash equivalents of $20.8 million and current liabilities of $27.6 million, which include $17.2 million associated with deferred collaboration funding (see Revenue Recognition and Accounting for Collaboration Agreements below in Note 2, Significant Accounting Policies), as well as a $0.8 million liability related to the securities class action and stockholder derivative actions legal costs, for which the Company has also recorded an asset of an equal amount representing the recovery from its insurance carriers. The Company’s cash and cash equivalents available at March 31, 2022 are expected to be sufficient to fund its anticipated operating and capital requirements into the third quarter of 2022.

The Company will need to raise additional capital to fund continued operations beyond the third quarter of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the third quarter of 2022, including raising additional capital through either private or public equity or debt financing or non-dilutive funding, as well as using its ATM facility which has $40.0 million available as of March 31, 2022 and/or its remaining $12.1 million available under the equity line facility entered into on April 30, 2020 with Lincoln Park. (See At-the-Market Facility and Common Stock Purchase Agreement below in Note 9.) Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares under its ATM facility which aggregate to no more than one-third of its public float. Additionally, there can be no assurance that the Company will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default, and other provisions that could limit the Company’s ability to cause Lincoln Park to buy common stock from the Company. As noted above, the Company also has available to it the $42.5 million Term Loan conditional upon the approval of ACER-001 by FDA. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park, the Collaboration Agreement with Relief, and the Marathon Credit Agreement for the Term Loan. Any amounts raised will be used for further development of its product candidates, precommercial activities, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are available, or May 16, 2023. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ (deficit) equity and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).
2.	SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. From time to time, estimates having relatively higher significance include determination of stand-alone selling price and variable consideration estimates for purposes of revenue recognition, stock-based compensation, inputs to fair value for debt, contract manufacturing and clinical trial accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief (i.e., a $14.0 million “Reimbursement Payment” from Relief to the Company offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement), and Relief released its security interest in all of the Company’s assets. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

The Company assessed these agreements in accordance with the authoritative literature and concluded that they meet the definition of a collaborative arrangement per ASC 808. For certain parts of the Collaboration Agreement, the Company concluded that Relief represented a customer while, for other parts of the Collaboration Agreement, Relief did not represent a customer. The units of account of the Collaboration Agreement where Relief does not represent a customer are outside of the scope of ASC 606. The Company also determined that the development and commercialization services and Relief’s right to 60% profit in the Acer Territory is within the scope of ASC 730, with regard to funded research and development arrangements.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using actual costs as incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expenses and general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730, Research and Development (ASC 730).

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

At March 31, 2022, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $19.1 million. The Company has recorded $17.2 million as a current liability, which equates to the Company’s estimate of remaining spending under the Collaboration Agreement and which the Company estimates will be recognized within the next 12 months up to the point of the first commercial sale of ACER-001. The remaining balance of $2.0 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. The Company expects to recognize this deferred collaboration funding as it incurs expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory and through the end of the effective date of the Collaboration Agreement. At March 31, 2022, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and $9.1 million recorded as an offset to research and development expenses and $5.6 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2022 and December 31, 2021, the Company had $20.6 million and $12.5 million, respectively, in excess of the FDIC insured limit.

Under the Bridge Loan, the Company is required to maintain a cash and cash equivalents balance of not less than $1.5 million while the Bridge Loan is outstanding. If the Company is unable to receive approval of ACER-001 from the FDA, the required cash balance would increase to $4.0 million 20 days after the date of the FDA’s Complete Response Letter and to $6.5 million 40 days after the date of the FDA’s Complete Response Letter, and would be reduced to $2.0 million in the event of positive safety and efficacy data for ACER-801 from a Phase 2a trial.

The Company recognized a $4.0 million non-cash reduction in a secured loan from Relief during the three months ended March 31, 2021, since the Reimbursement Payment from Relief was received net of the amount of principal and interest due in connection with the secured loan.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•            Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•            Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•            Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Financial instruments consist of cash equivalents, collaboration receivable, accounts payable, accrued expenses, and debt instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for cash equivalents and debt instruments, which were marked to market at the end of each reporting period. See Note 7 for additional information on the fair value of the debt liabilities.

The Company elected the fair value option for both its Bridge Loan and its Secured Convertible Notes dated March 14, 2022 (see Note 7). The Company adjusts both the Bridge Loan and the Secured Convertible Notes to fair value through the change in fair value of debt in the accompanying unaudited condensed statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings.

Debt

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. The Company determined that it is eligible for the fair value option election in connection with the Bridge Loan and the Secured Convertible Notes. Each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception.

Research and Development Expenses

Research and development costs are expensed as incurred and include compensation and related benefits, license fees and third-party contracted research and manufacturing consultants. The Company sometimes makes nonrefundable advance payments for goods and services that will be used in future research and development activities. These payments are capitalized and recorded as an expense in the period that the goods are received or that the services are performed. From time to time, in connection with the Collaboration Agreement with Relief, the Company may recognize “contra-expense” for the research and development activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

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

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CROs”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to research and development expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s financial statements, subsequent changes in estimates may result in a material change in the Company’s accruals. No material changes in estimates were recognized in either of the three months ended March 31, 2022 or 2021. Accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $0.8 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the condensed statements of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. For a limited number of option grants to non-employee contractors, the Company utilizes the simplified method to value these awards. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2022 and 2021 using the Black-Scholes option pricing model:

	2022	2021
Risk-free interest rate	1.18%	0.37%
Expected life (years)	6.25	6.25
Expected volatility	115.0%	92.4%
Dividend rate	0%	0%

Due to its limited operating history and a limited trading history of its common stock in relation to the life of its standard option grants, the Company estimates the volatility of its stock in consideration of a number of factors including the Company’s available stock price history and the stock price volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally ten years) and the vesting period. For other non-employee options, the expected term is the contractual term. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future.  The Company recognizes forfeitures related to employee stock-based awards as they occur. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. Option awards are granted at an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company evaluates the recoverability of goodwill according to ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350) annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. The Company’s goodwill is allocated to the Company’s single reporting unit. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The COVID-19 pandemic involving a respiratory illness caused by a novel coronavirus affected the worldwide economy and triggered decline in the stock markets. The Company considered potential triggering events related to COVID-19 and concluded that there was not a triggering event that would require the Company to perform further impairment analysis. The Company performed a qualitative analysis of goodwill as of December 31, 2021, in which management concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the statements of operations.

Income Taxes

The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. The Company recorded no income tax expense or benefit during the three months ended March 31, 2022 and 2021, due to a full valuation allowance recognized against its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of March 31, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of March 31, 2022 and 2021, the Company had no accruals for interest or penalties related to income tax matters.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three months ended March 31, 2022 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of March 31, 2022.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options, warrants, and the impact of unvested restricted stock. Basic and diluted shares outstanding are the same for each period presented as all common stock equivalents, including potential shares from convertible debt and warrants, would be antidilutive due to the net losses incurred.

The Company applied the two-class method to calculate basic and diluted net loss per share attributable to common stockholders as its warrants to purchase common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company has been in a net loss position and the warrant holders do not participate in losses. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method or treasury stock method, as applicable, to the potentially dilutive instruments.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments by removing, in certain cases, the need for models that required separate accounting for embedded conversion features and also amends the guidance for the derivatives scope exceptions for contracts in an entity’s own equity. This ASU also requires expanded disclosures, including additional information related to the terms and features of convertible instruments and information about events or conditions that cause conversion contingencies to be met or conversion terms to be significantly changed. The Company early adopted ASU No. 2020-06 in the first quarter of 2021. See Note 6 regarding the Secured Convertible Notes which were recognized in the first quarter of 2022 consistent with the adoption of this guidance.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), which clarifies and reduces diversity in issuers’ accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company adopted ASU No. 2021-04 in the first quarter of 2022. There was no impact on the Company’s financial statements or disclosures as a result of the adoption of this guidance.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires annual disclosures regarding transactions with a government that are accounted for by applying a grant or contribution accounting model. The Company adopted ASU No. 2021-10 in the fourth quarter of 2021. There was no impact on the Company’s financial statements or disclosures as a result of the adoption of this guidance.
3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Computer hardware and software	$142,777	$113,847
Leasehold improvements	60,535	60,535
Furniture and fixtures	145,487	145,487
Subtotal property and equipment, gross	348,799	319,869
Less accumulated depreciation	(226,363)	(205,757)
Property and equipment, net	$122,436	$114,112

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued payroll and payroll taxes	$2,633,594	$419,354
Accrued contract manufacturing	2,211,586	827,390
Accrued precommercial costs	407,399	395,923
Accrued legal	285,326	162,812
Accrued consulting	255,063	105,085
Accrued accounting, audit, and tax fees	160,056	167,630
Accrued license fees	84,720	86,259
Accrued miscellaneous expenses	69,648	216,103
Accrued contract research and regulatory consulting	27,934	47,637
Total accrued expenses	$6,135,326	$2,428,193

5.	LEASES

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

The Company entered into a triple net lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon. On April 23, 2019, the Company entered into a modified lease agreement (the “Additional Bend Lease”) to lease an additional 1,389 square feet of office space, commencing on May 1, 2019, located in Bend, Oregon. On November 17, 2021, the Company entered into a lease agreement to extend the term of the Bend Lease and the Additional Bend Lease to June 30, 2022 and to further extend the term either (1) until June 30, 2027 if FDA approval of ACER-001 is received in June 2022, or (2) until June 30, 2025 if FDA approval of ACER-001 is not received in June 2022.

The leases for the Newton and Bend office space are classified as operating leases. The leases contain immaterial provisions for rent holidays and rent escalations over the term of the leases, which have been included in the Company’s right of use asset and lease liabilities. In the year ended December 31, 2021, the Company recorded a non-cash transaction to recognize an additional $0.4 million right of use asset and lease liability in conjunction with the modifications to the leases. The Company’s lease liability as of March 31, 2022 and December 31, 2021 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the leases. As of March 31, 2022, the weighted average remaining lease term was 2.8 years. The Company recorded expense of $0.1 million related to the leases for each of the three months ended March 31, 2022 and 2021.The Company made cash payments for amounts included in the measurement of lease liabilities of $0.1 million, during each of the three months ended March 31, 2022 and 2021. The Company reported a right-of-use asset of $0.3 million in Other non-current assets and lease liabilities totaling $0.3 million in Other current liabilities and Other non-current liabilities as of March 31, 2022.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2022:

Undiscounted lease liabilities for years ending December 31,:
2022 (remaining)	$120,493
2023	103,925
2024	107,290
2025	54,579
Total undiscounted lease liabilities	386,287
Less effects of discounting	(53,445)
Total lease liabilities as of March 31, 2022	$332,842

The Company’s lease liabilities are reported on the unaudited condensed balance sheets as follows:

	March 31, 2022	December 31, 2021
Other current liabilities	$139,091	$184,340
Other non-current liabilities	193,751	209,497
Total lease liabilities	$332,842	$393,837

6.	DEBT

SWK Credit Agreement

On March 4, 2022, the Company entered into the SWK Credit Agreement with the lenders party thereto and SWK, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Bridge Loan”). The Bridge Loan closed on March 14, 2022, after consummation of the Convertible Note Financing (as defined and described below) as well as the satisfaction of other closing conditions as set forth in the SWK Credit Agreement. The proceeds of the Bridge Loan are being used to pay fees, costs and expenses related to the SWK Credit Agreement, the

Secured Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes.

The Bridge Loan bears interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default, but shall not be higher than the maximum rate permitted to be charged by applicable laws. For the period ended March 31, 2022, the current interest rate applicable to the Bridge Loan is 12%. The Company has the option to capitalize such interest commencing on the date on which the Bridge Loan was funded and continuing until November 15, 2022. Commencing on November 15, 2022, the principal amount of the Bridge Loan will amortize at a rate of $0.7 million payable quarterly. The final maturity date of the Bridge Loan is (a) if full approval by FDA for marketing of the Company’s product known as ACER-001 (sodium phenylbutyrate) (“ACER-001 Approval”) occurs on or before September 30, 2022, then the date which is 12 business days after ACER-001 Approval, or (b) if ACER-001 Approval does not occur on or before September 30, 2022, then March 4, 2024. The Company has the option to prepay the Bridge Loan in whole or in part. Upon the repayment of the Bridge Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to (a) 1.3 times the outstanding principal amount of the Bridge Loan, plus any and all paid-in-kind interest amounts, if ACER-001 Approval or such payment occurs on or prior to September 30, 2022, or (b) 1.5 times the outstanding principal amount of the Bridge Loan, plus any and all paid-in-kind interest amounts, if each of ACER-001 Approval and such payment does not occur until after September 30, 2022. The Bridge Loan contains a provision for the establishment of an alternative rate of interest if LIBOR were to no longer be available at any point while the Bridge Loan is outstanding. Under the Bridge Loan, the Company is required to maintain a cash balance of not less than $1.5 million while the Bridge Loan is outstanding. If the Company is unable to receive approval of ACER-001 from the FDA, the required cash balance would increase to $4.0 million 20 days after the date of the FDA’s Complete Response Letter and to $6.5 million 40 days after the date of the FDA’s Complete Response Letter, and would be reduced to $2.0 million in the event of positive safety and efficacy data for ACER-801 from a Phase 2a trial.

The Bridge Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to the SWK Security Agreement. The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Bridge Loan was funded. The Bridge Loan contains certain provisions which could accelerate the maturity date of the outstanding loan should the Company be out of compliance with any of the stated covenants. At March 31, 2022, the Company did not deem probable any events that would give rise to such an acceleration. The Company classified the principal amortization payments of $1.3 million due within twelve months from the date of this report as current in the unaudited condensed balance sheet as of March 31, 2022.

In addition, the Company issued the SWK Warrant to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.46 per share. SWK may exercise the SWK Warrant in accordance with the terms thereof for all or any part of such shares of common stock from the date on which the Bridge Loan was funded until and including March 4, 2029.

The Company recognized the fair value of the SWK Warrant for $0.3 million as additional paid in capital as of the date of the closing of the transaction.

Secured Convertible Notes

On March 4, 2022, the Company also entered into the Secured Convertible Note Purchase Agreement with MAM Aardvark, LLC (“Marathon”) and Marathon Healthcare Finance Fund, L.P. (“Marathon Fund” and together with “Marathon” each a “Holder” and collectively the “Holders”) pursuant to which the Company issued and sold to the Holders the Secured Convertible Notes in an aggregate amount of $6.0 million (the “Convertible Note Financing”). The Convertible Note Financing closed on March 14, 2022 after satisfaction of closing conditions as set forth in the Secured Convertible Note Purchase Agreement. The proceeds of the Convertible Note Financing are being used to pay fees, costs and expenses related to the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement and the Marathon Credit Agreement and for other working capital and general corporate purposes.

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash, but will accrue and be payable in cash upon the earlier of a) the repayment of all obligations under the Bridge Loan and termination of such Bridge Loan or b) within three business days of ACER-001 Approval. Subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan (defined below), each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require the Company to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. In the event of default, interest on the Secured Convertible Notes will increase to the lower of 11.5% per annum or the highest rate permitted by law.

Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Convertible Secured Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Secured Convertible Note held by such Holder which are forth in the Secured Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

Pursuant to the Secured Convertible Note Purchase Agreement, the Secured Convertible Notes are secured by a lien on collateral representing substantially all assets of the Company, although such security interest is subordinated to the Company’s obligations under the SWK Credit Agreement and may also be subordinated to the Company’s obligations under the Marathon Credit Agreement.

Marathon Credit Agreement

On March 4, 2022, the Company also entered into the Marathon Credit Agreement with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following ACER-001 Approval and until December 31, 2022 (i.e., if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. The Term Loan, if it becomes available, will be used to refinance certain other indebtedness of the Company (including the Bridge Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Should the Term Loan become available, the Company will pay Marathon a commitment fee equal to 1.5% of the term loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

The Term Loan will bear interest at an annual rate of 13.5% and will be payable quarterly in arrears. The Company has the option to capitalize up to 4% of such interest commencing on the Term Loan Funding Date and continuing until the third anniversary of the Term Loan Funding Date. Commencing on the third anniversary of the Term Loan Funding Date, the principal outstanding amount of the Term Loan will amortize at a rate of 2.78%, payable monthly. The final maturity date of the Term Loan is the earlier of six years after the Term Loan Funding Date or December 31, 2028. The Company has the option to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee equal to (a) if the prepayment is made prior to March 4, 2025, then the greater of 5% or the amount of interest that would have accrued from the date of prepayment until March 4, 2025, (b) if the prepayment is made on or after March 4, 2025, but prior to March 4, 2026, then 3%, (c) if the prepayment is made on or after March 4, 2026, but prior to March 4, 2027, then 2%, or (d) if the prepayment is made on or after March 4, 2027, then 1%.

The Term Loan will be secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement to be entered into on the Term Loan Funding Date between the Company and Marathon, as agent (the “Marathon Security Agreement”). The Marathon Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company will pay $0.2 million in commitment fees to Marathon in connection with obtaining the commitments in respect of the Term Loan and will pay $0.6 million in additional commitment fees to Marathon following ACER-001 Approval or any change of control of the Company or sale or transfer of the ACER-001 product.

In connection with the Marathon Credit Agreement, on March 4, 2022, the Company, Marathon and the Marathon Fund also entered into the Royalty Agreement pursuant to which, in the event of the funding of the Term Loan, the Company will pay Marathon and the Marathon Fund, on a quarterly basis, 2% of certain aggregate revenue from ACER-001 during that quarter (i.e., 2% of the net sales and of the amount of certain other payments), subject to a cap on the aggregate amount of such payments of $15.0 million. Upon a change of control of the Company or the sale of the ACER-001 business to a third party, the Company would pay Marathon and the Marathon Fund the difference between $15.0 million and the aggregate amount of the payments previously made by the Company to Marathon and the Marathon Fund pursuant to the Royalty Agreement.

As of March 31, 2022, the Company had not triggered the conditions in order to draw on the Term Loan, and as such had not triggered the associated Royalty Agreement.

The Company engaged an exclusive financial advisor with respect to the financings contemplated by the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement and the Marathon Credit Agreement. In connection with the funding of the Bridge Loan and the Convertible Note Financing, the Company paid its financial advisor a fee of $0.5 million for its services. In connection with a funding of the Term Loan, the Company expects to pay the same financial advisor an additional fee of approximately $0.7 million for its services.

The Company is eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such financial instruments and has elected such option. The Company recognized the SWK Warrant at fair value as of the date of the close of the transaction and recorded it in equity. The Bridge Loan and Secured Convertible Notes met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. Therefore, both the Bridge Loan and Secured Convertible Notes are recorded at their fair value upon issuance and subsequently re-measured at each reporting period until their maturity, prepayment or conversion. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired. The Bridge Loan was recorded at fair value of $6.2 million after allocating the fair value of the SWK Warrant of $0.3 million.

The Company incurred $1.2 million of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying unaudited condensed statement of operations for the three months ended March 31, 2022. Debt issuance costs were comprised of $0.5 million that related to the costs and expense paid directly to SWK and the Holders, $0.7 million of costs and expenses paid to the Company’s financial advisor, and other legal and accounting costs. The fee of $0.2 million paid in connection with obtaining the commitments in respect of the Term Loan was paid to Marathon through gross proceeds received from the Secured Convertible Notes. Since this fee is for a future commitment to lend, the Company capitalized the commitment fee paid and is amortizing it over the period in which the Term Loan will be available to be borrowed by the Company, which is until December 31, 2022. Additionally, the Company capitalized $0.2 million associated with the Marathon commitment fee, which is being amortized through the commitment period.

7.FAIR VALUE MEASUREMENTS

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. At each reporting period, the Company reviews the assets and liabilities that are subject to ASC 815-40. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. The valuation methodologies used for the Company’s financial instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth in the tables below.

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2022.

	As of March 31, 2022		Fair Value Measurements As of March 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$20,300,384	$20,300,384	$20,300,384	$—	$—

Liabilities:
Debt:
Secured Convertible Notes	$6,962,400	$6,962,400	$—	$—	$6,962,400
Bridge Loan	$6,172,969	$6,172,969	$—	$—	$6,172,969
	$13,135,369	$13,135,369	$—	$—	$13,135,369

A lattice-based model was used to estimate the fair value of the Secured Convertible Notes at March 31, 2022. The lattice model utilizes a “decision tree,” whereby future movement in the Company’s common stock price is estimated based on a volatility factor. The Company classified the fair value of the Secured Convertible Notes as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions, including the Company’s stock price volatility returns, an appropriate risk-free interest rate, default intensity rate, and expected recovery rate given default.

The Company evaluated the inputs that would be required to estimate the fair value of the Bridge Loan at March 31, 2022. The Company concluded that, given the short time period between issuance and March 31, 2022 and the fact that no identified inputs would have changed between March 14, 2022 and March 31, 2022, there would be no underlying change in fair value recognized during the period. The significant unobservable inputs used in calculating the fair value of the Secured Convertible Notes and Bridge Loan represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Any significant changes in the inputs described herein may result in significantly higher or lower fair value measurements.

	December 31, 2021	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market	March 31, 2022
Secured Convertible Notes	$—	$6,000,000	$—	$—	$962,400	$6,962,400
Bridge Loan	$—	$6,172,969	$—	$—	$—	$6,172,969
	$—	$12,172,969	$—	$—	$962,400	$13,135,369

8.	COMMITMENTS AND CONTINGENCIES

License Agreements

In April 2014, the Company obtained exclusive rights to intellectual property relating to ACER-001 for the treatment of inborn errors of branched-chain amino acid metabolism, including MSUD, and preclinical and clinical data, through a license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, the Company has worldwide exclusive rights to develop, manufacture, use, sell and import licensed products as defined in the agreement. The license agreement requires the Company to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, make payments upon achievement of defined milestones, and pay royalties in the low single-digit percent range on net sales of any developed product over the royalty term.

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

Collaboration Agreement

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received a $10.0 million cash payment from Relief (the $14.0 million “Reimbursement Payment” from Relief to the Company, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest), and Relief released its security interest in the Company’s assets. Under the terms of the Collaboration Agreement, Relief committed to pay the Company Development Payments of up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Litigation

From time to time, the Company may become involved in litigation or proceedings relating to claims arising out of its operations. To the extent that the Company incurs legal costs associated with any potential loss contingency, those legal costs are expensed as incurred.

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al., No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleged that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case was later captioned Skiadas v. Acer Therapeutics Inc. et al. The parties reached an agreement to settle this action for a payment of $8.4 million, which was approved by the Court on January 7, 2022. Payment of the settlement was made by the Company’s insurance carriers. As of March 31, 2022, the Company has recognized a liability of $0.8 million for costs related to both the derivative and class action cases in other current liabilities and has also recognized an asset of an equal amount in other current assets representing the recovery from its insurance carriers.

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

Commitments Under Clinical Trial Agreements

The Company has entered into agreements with two CROs in connection with the conduct of two separate clinical trials for ACER-801 and EDSIVOTM. As a part of those agreements, the Company has agreed to pay any third-party costs or subcontracts associated with those agreements which are unpaid by the CRO. Such reimbursement would apply only to costs approved in advance by the Company. Those CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancellable to date of termination would remain subject to reimbursement.
9.	STOCKHOLDERS’ (DEFICIT) EQUITY

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to not more than one-third of the Company’s public float. During the three months ended March 31, 2021, the Company sold an aggregate of 877,107 additional shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the three months ended March 31, 2021, net of $0.2 million of fees and offering costs, were $2.6 million. As of March 31, 2022, $40.0 million remained available under the Company’s ATM facility. See Note 11 for a discussion of subsequent ATM facility activity.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into an equity line purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $12.1 million obligation remaining as of March 31, 2022. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

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

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. However, there can be no assurance that the Company will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default, and other provisions that could limit the Company’s ability to cause Lincoln Park to buy common stock from the Company.

The proceeds under the purchase agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expenses along with other costs incurred in connection with entering into the purchase agreement.

During the three months ended March 31, 2022, the Company did not sell any shares of common stock under the purchase agreement with Lincoln Park. During the three months ended March 31, 2021, the Company sold 200,000 shares of common stock under the purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

In addition to the 500,000 shares, the total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares authorized for issuance under the 2018 Plan is automatically increased (the “evergreen provision”) on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board of Directors. On January 1, 2022 and 2021, 572,410 and 529,325 additional shares, respectively, were authorized according to the evergreen provision. On February18, 2022, the Company’s Board of Directors amended and restated the 2018 Plan to add a provision permitting the grant of inducement awards under Nasdaq Marketplace Rule 5635(c)(4) to eligible recipients and initially reserved 200,000 shares of the Company’s common stock for issuance pursuant to inducement awards granted under the 2018 Plan. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the three months ended March 31, 2022 or 2021 and no unvested restricted stock units as of March 31, 2022 or December 31, 2021.

At March 31, 2022, 388,063 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At March 31, 2022, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At March 31, 2022, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the three months ended March 31, 2022, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8
Granted	853,000	$2.33
Cancelled/forfeited	(11,875)	$3.76
Options outstanding at March 31, 2022	2,796,100	$6.40	8.2	$0.6
Options exercisable at March 31, 2022	1,285,645	$9.72	6.8	$—

At March 31, 2022, there was $3.7 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 3.2 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $1.99 and $2.89, respectively. The fair value of shares vested during the three months ending March 31, 2022 and 2021 was $1.2 million and $0.8 million, respectively. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended March 31,
	2022	2021
Stock-based compensation
Research and development	$140,440	$168,045
General and administrative	333,657	391,391
Total stock-based compensation expense	$474,097	$559,436

Warrants issued to SWK

	Three Months Ended March 31,
	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Granted during the period	150,000	$2.46	—	$—
Outstanding at end of the period	150,000	$2.46	—	$—

Exercisable at end of the period	150,000	$2.46

Weighted average remaining life	7.0 years		—

10.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrant, were not included in the calculation of the diluted loss per share because to do so would be anti-dilutive. The SWK Warrant price is subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position as of Q1 2022 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrant (as common stock equivalents) would be anti-dilutive and thus would be excluded from the calculation of net loss per share. As of March 31, 2022, the Company excluded from its net loss per share calculations 2.4 million shares related to the Secured Convertible Notes under the “if-converted” method, since even after adjusting for discrete items related to the Secured Convertible Notes for interest and adjustment of fair value, the Company has a net loss during the period and to include these shares would be anti-dilutive.

As of March 31, 2022 and 2021, the number of shares of common stock underlying potentially dilutive securities consist of:

	March 31,
	2022	2021
Options to purchase common stock	2,796,100	1,706,475
SWK Warrant	150,000	—
Total	2,946,100	1,706,475

11.	SUBSEQUENT EVENTS

On April 4, 2022, the Company sold an aggregate of 1,000,000 shares of common stock under its ATM facility at an average gross sale price of $3.1746 per share, resulting in gross proceeds of $3.2 million. Proceeds, net of $0.1 million of fees and offering costs, were $3.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2022. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2021.

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

•	Funding from our equity line purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) may be limited or may be insufficient to fund our operations or implement our strategy
•

Funding from our “at-the-market” (“ATM”) facility with JonesTrading Institutional Services LLC (“Jones Trading”) and Roth Capital Partners, LLC (“Roth Capital”) may be limited or may be insufficient to fund our operations or to implement our strategy

•

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability

•	We currently have no source of product sales revenue and may never be profitable
•	We face risks related to health epidemics including but not limited to the COVID-19 pandemic which could adversely affect our business

•

The requirement that we repay in cash the outstanding principal balance and accrued interest on the Bridge Loan and the Secured Convertible Notes under certain circumstances, and the restrictive covenants contained in these debt instruments, could adversely affect our business plans, liquidity, financial condition and results of operations and may prevent us from taking actions that we would otherwise consider to be in our best interests

•	The terms of the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility
•	The number of shares registered for resale on behalf of the holders of the Secured Convertible Notes is significant in relation to our trading volume
•	A substantial number of shares of our common stock may be issued pursuant to the terms of the Secured Convertible Notes, which could cause the price of our common stock to decline
•

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

•

We may not comply with the Nasdaq continued listing requirements. If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital

•

Future sales of our common stock could cause dilution, and the sale of such common stock by us or by holders of our Secured Convertible Notes, or the perception that such sales may occur, could cause the price of our stock to decline

•

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation, which could negatively affect the value of our common stock

Forward-looking statements speak only as of the date made. We assume no obligation or undertaking to update any forward-looking statements to reflect any changes in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. You should, however, review additional disclosures we make in the reports we file with the Securities and Exchange Commission (“SEC”), including but not limited to the Risk Factors associated with our business.

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including UCDs and MSUD; ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, zika, dengue, ebola, and COVID-19. Each of our product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by FDA.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of product sales revenues and, as such, have been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $123.7 million as of March 31, 2022 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of March 31, 2022, we had cash and cash equivalents of $20.8 million and current liabilities of $27.6 million, which include $17.2 million associated with deferred collaboration funding, as well as a $0.8 million liability related to the securities class action and the stockholder derivative actions legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. Our cash and cash equivalents available at March 31, 2022 are expected to fund our currently anticipated operating and capital requirements into the third quarter of 2022.

We will need to raise additional capital to fund continued operations beyond the third quarter of 2022 because neither FDA approval nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the third quarter of 2022, including raising additional capital through either private or public equity or debt financing, or non-dilutive funding, as well as using our ATM facility which has $40.0 million available as of March 31, 2022 and/or our remaining $12.1 million available under the equity line facility entered into on April 30, 2020 with Lincoln Park. (See At-the-Market Facility and Common Stock Purchase Agreement in Note 9 to our unaudited condensed financial statements.) Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our ATM facility which aggregate to no more than one-third of our public float. Additionally, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. (See Note 11 to our unaudited condensed financial statements for a discussion of subsequent ATM facility activity.) As noted above, we also have available to us the $42.5 million Term Loan conditional upon the approval of ACER-001 by FDA. We have no commitments for any additional financing, except for the agreement with Lincoln Park, the Collaboration Agreement with Relief, and the Marathon Credit Agreement for the Term Loan. Any amounts raised will be used for further development of our product candidates, precommercial activities, and for other working capital purposes.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the option agreement (the “Option Agreement,” together the “Agreements”) previously entered into between us and Relief on January 25, 2021. Pursuant to the Agreements, we received from Relief an upfront non-refundable payment of $1.0 million and a reimbursement payment of $14.0 million. Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments (the “Development Payments”) of up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. The terms of the Agreements are further described in Critical Accounting Policies and Estimates later in this section and in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2 to our unaudited condensed financial statements.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for at least 12 months from the date of these financial statements are available, or May 16, 2023. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

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

Activities Associated with Collaboration Agreements

From time to time, we will recognize as a reduction to research and development expenses and general and administrative expenses amounts attributed to providing services to our collaboration partner for which we have been reimbursed.

Research and Development Expenses

Research and development expenses consist of costs associated with the development of our product candidates. Our research and development expenses include:

•	employee-related expenses, including salaries, benefits, and stock-based compensation
•

external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), contract manufacturing organizations, consultants, and our scientific advisors

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

Since our inception in December 2013, we have spent a total of $72.9 million in research and development expenses through March 31, 2022. Of that amount, $34.4 million was directly related to EDSIVOTM; $24.4 million was directly related to ACER-001, offset by $9.1 million of collaboration funding; $7.2 million was directly related to ACER-801; $5.2 million was directly related to ACER-2820; and $1.7 million was related to other development activities.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the value of liabilities measured at fair value, interest income and of gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. We incur interest expense from loans and notes payable. We record as part of other income (expense), net, transaction gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates. We also record gain on extinguishment of debt as part of other income (expense), net.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the three months ended March 31, 2022, we have updated our critical accounting policies to include debt and convertible debt. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of our critical accounting policies and significant judgments and estimates.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief (i.e., a $14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”,) where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. We also determined that the Services would be satisfied over time as measured using actual costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expenses and general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730, Research and Development (ASC 730).

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

At March 31, 2022, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $19.1 million. We have recorded $17.2 million as a current liability, which equates to our estimate of remaining spending under the Collaboration Agreement which would occur within a 12-month period and prior to the date of the first commercial sale of ACER-001. The remaining balance of $2.0 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. We expect to recognize this deferred collaboration funding as we incur expenses associated with performing the Services up to the date of first commercial sale in Acer Territory and through the end of the effective date of the Collaboration Agreement. At March 31, 2022, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and by $9.1 million recorded as an offset to research and development expenses and $5.6 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (ASC 820), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following:

•            Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•            Level 2—Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•            Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Financial instruments consist of cash equivalents, collaboration receivable, accounts payable, accrued expenses, and debt instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for cash equivalents and debt instruments, which were marked to market at the end of each reporting period. See Note 7 to our unaudited condensed financial statements for additional information on the fair value of the debt liabilities.

We elected the fair value option for both our Bridge Loan and our Secured Convertible Notes dated March 14, 2022 (see Note 7 to our unaudited condensed financial statements). We adjust both the Bridge Loan and the Secured Convertible Notes to fair value through the change in fair value of debt in the accompanying unaudited condensed statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings.

Debt

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. We determined that we are eligible for the fair value option election in connection with the Bridge Loan and the Secured Convertible Notes as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by CROs, manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in either of the three months ended March 31, 2022 or 2021. Our accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $0.8 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue	$—	$900,000	$(900,000)	(100)%
Operating expenses:
Research and development (in the three months ended March 31, 2022 and 2021, net of collaboration funding of $2,999,371 and $286,103, respectively)	3,171,639	2,005,905	1,165,734	58%
General and administrative (in the three months ended March 31, 2022 and 2021, net of collaboration funding of $2,372,175 and $0, respectively)	3,875,601	3,514,141	361,460	10%
Loss from operations	(7,047,240)	(4,620,046)	(2,427,194)	53%
Total other (expense) income, net	(2,131,764)	8,741	(2,140,505)	(24488)%
Net loss	$(9,179,004)	$(4,611,305)	$(4,567,699)	99%

Revenue

We recognized revenue of $0.9 million during the three months ended March 31, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses

Research and development expenses were $3.2 million, net of collaboration funding of $3.0 million for the three months ended March 31, 2022, as compared to $2.0 million, net of collaboration funding of $0.3 million, for the three months ended March 31, 2021. This increase of $1.2 million was primarily due to increases in contract manufacturing expenses, employee-related expenses including a one-time bonus accrual, and clinical and medical affairs expenses, partially offset by the recognition of $3.0 million of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the three months ended March 31, 2022 were comprised of $3.1 million related to ACER-001, offset by $3.0 million of collaboration funding; $1.3 million related to ACER-801; $1.2 million related to EDSIVOTM; and $0.5 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $3.9 million, net of collaboration funding of $2.4 million for the three months ended March 31, 2022, as compared to $3.5 million for the three months ended March 31, 2021. This increase of $0.4 million was primarily due to increases in precommercial expenses, audit and consulting fees, and employee-related expenses including a one-time bonus accrual, partially offset by the recognition of $2.4 million of the collaboration funding from the Collaboration Agreement with Relief.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2022 was primarily attributable to costs of debt issuance and to changes in the fair value of debt instruments. Other income, net for the three months ended March 31, 2021 was attributable to foreign currency gains partially offset by interest expense and bank service charges.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2022, we have raised net cash proceeds of $106.6 million, primarily from common stock offerings, private placements of convertible preferred stock, debt instruments, and convertible debt instruments. In addition, from inception to March 31, 2022, we have raised cash proceeds of $35.0 million from collaboration agreements. As of March 31, 2022, we had $20.8 million in cash and cash equivalents, and current liabilities aggregating to $27.6 million, which include $17.2 million associated with deferred collaboration funding, as well as a $0.8 million liability related to the securities class action and stockholder derivative actions legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. Our net loss for the three months ended March 31, 2022 and 2021 was $9.2 million and $4.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $123.7 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(3,013,255)	$3,005,004
Investing activities	(28,930)	(5,322)
Financing activities	11,131,807	7,139,047
Net increase in cash and cash equivalents	$8,089,622	$10,138,729

Operating Activities

Net cash used operating activities was $3.0 million for the three months ended March 31, 2022, as compared to net cash provided by operating activities of $3.0 million for the three months ended March 31, 2021. The decrease of $6.0 million was primarily the result of an increase in net loss and a decrease in deferred collaboration funding, partially offset by a decrease in collaboration receivable and increases in accrued expenses. During the three months ended March 31, 2021, we recorded in other current assets a $9.9 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we also recorded in other current assets an asset of an equal amount representing the recovery from our insurance carriers. During the three months ended March 31, 2022, we reduced the remaining value of this liability and this asset each by $8.5 million.

Investing Activities

Net cash used in investing activities during each of the three months ended March 31, 2022 and 2021 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $11.1 million for the three months ended March 31, 2022, as compared to $7.1 million for the three months ended March 31, 2021. Net cash provided by financing activities during the three months ended March 31, 2022 consisted of $6.0 million net proceeds received from the Bridge Loan, $5.5 million net proceeds received from the Secured Convertible Notes, and $0.3 million received from the SWK Warrant, partially offset by issuance costs of $0.7 million related to these debt and convertible debt instruments. Net cash provided by financing activities during the three months ended March 31, 2021 pertained to $4.0 million received from the secured loan from Relief, which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement, as well as to $3.1 million proceeds from the issuance of common stock, net of issuance costs.

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

As of March 31, 2022, we had $20.8 million in cash and cash equivalents and had current liabilities of $27.6 million, which include $17.2 million associated with deferred collaboration funding, as well as a $0.8 million liability related to the securities class action and the stockholder derivative actions legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. We believe that our cash and cash equivalents available at March 31, 2022 will be sufficient to fund our currently anticipated operating and capital requirements into the third quarter of 2022.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and

MSUD. In connection with the cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

On April 30, 2020, we entered into a $15.0 million equity line purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of March 31, 2022. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the three months ended March 31, 2022, we did not sell any shares of common stock under our purchase agreement with Lincoln Park. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement. From May 19, 2020 through December 31, 2021, we sold an aggregate of 1,838,957 shares of common stock at an average gross sale price of $3.9228 per share, for gross proceeds of $7.2 million. Proceeds, net of $0.3 million of fees and offering costs were $6.9 million. During the three months ended March 31, 2022, we did not sell any additional shares of common stock through the ATM facility. (See Note 11 to our unaudited condensed financial statements for discussion of subsequent activity through the ATM facility.) We have no commitments for any additional financing, except for the agreement with Lincoln Park, the Collaboration Agreement with Relief, and the Marathon Credit Agreement for the Term Loan.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development and potential commercialization of ACER-001 beyond the third quarter of 2022
•	any continued development, including the initiation of one or more clinical trials for ACER-801
•	any continued development, including the initiation of the DiSCOVER pivotal clinical trial for EDSIVOTM
•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of ACER-2820 we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

Contractual Commitments

License Agreements

In April 2014, we obtained exclusive rights to patents and certain other intellectual property relating to ACER-001 for the treatment of inborn errors of branched-chain amino acid metabolism, including MSUD, and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, we have worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires us to make upfront and annual payments to BCM, reimburse certain of BCM’s legal costs, make payments upon achievement of defined milestones, and pay low single-digit percent royalties on net sales of any developed product over the royalty term.

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

Collaboration Agreement

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief (i.e., a $14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2021. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between us and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, “Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements included in our Forms 10-Q/A for the periods ended March 31, 2021 and June 30, 2021.

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

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q as of and for the three months ended March 31, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Process

We are implementing a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan includes the following actions:

•

Enhancing the design of our review procedures with respect to accounting for any new complex transactions such as this collaboration and license agreement, as well as the periodic evaluation of ongoing activities associated with any collaboration and license agreements and the related accounting and disclosure

•	Implementing additional review procedures with respect to accounting under ASC 808 and ASC 606 to ensure our accounting will continue to be in accordance with that guidance on an ongoing basis
•

Implementing additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augmenting existing staff with internal and external skilled accounting resources, as appropriate, and strengthening the review process

In addition, we are implementing additional review procedures around the accounting for debt, convertible debt, and warrants in connection with the transactions recorded in the three months ended March 31, 2022.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing a plan to remediate the previously identified material weakness in our internal control over financial accounting to strengthen the effectiveness of the design and operation of our control environment. Other than implementing such remediation plan and the above referenced additional review procedures we are implementing around the recent debt, convertible debt, and warrant transactions, there have been no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations.

See Note 8 to our unaudited condensed financial statements included in this report for a description of a putative securities class action and stockholder derivative suit complaints filed against us.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2022, we had an accumulated deficit of $123.7 million, cash and cash equivalents of $20.8 million, and current liabilities of $27.6 million, which include $17.2 million associated with deferred collaboration funding, as well as a $0.8 million liability related to the securities class action and stockholder derivative actions legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. As discussed above, we believe that our cash and cash equivalents available at March 31, 2022 will be sufficient to fund our anticipated operating and capital requirements into the third quarter of 2022. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the volatility associated with the ongoing COVID-19 pandemic, the global supply chain issues and Russia’s invasion of Ukraine has caused significant instability and disruptions in the capital and credit markets, which may continue to be adversely affected by the possibility of a wider European or global conflict and global sanctions imposed in response to Russia’s invasion. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

As of March 31, 2022, we had an accumulated deficit of $123.7 million, cash and cash equivalents of $20.8 million, and current liabilities of $27.6 million, which include $17.2 million associated with deferred collaboration funding, as well as a $0.8 million liability related to the securities class action and stockholder derivative actions legal costs, for which we have also recorded an asset of an equal amount representing the recovery from our insurance carriers. We believe that our cash and cash equivalents available at March 31, 2022 will be sufficient to fund our currently anticipated operating and capital requirements into the third quarter of 2022. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations, including reduction of employees recently hired in order to prepare for possible launch and marketing of ACER-001.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, and March 31, 2022.

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

We entered into the Collaboration Agreement with Relief which allows them to control the development and commercialization of ACER-001 in UCDs and MSUD in territories other than the U.S., Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability. In addition, we are required to provide assistance to Relief in the performance of their contractual obligations, which may distract us from achieving our objectives.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between Acer and Relief on January 25, 2021 which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief (i.e., a $14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European (“EU”) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Funding from our equity line purchase agreement with Lincoln Park may be limited or may be insufficient to fund our operations or implement our strategy.

Under our equity line purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020, with $12.1 million obligation remaining as of March 31, 2022. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement. From April 4, 2022 through the date of this report, we have sold an aggregate of 1,000,000 shares of common stock under our ATM facility for gross proceeds of $3.2 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2022 and 2021 was $9.2 million and $4.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $123.7 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent pandemic of COVID-19, a respiratory illness caused by a novel coronavirus. While our employees work remotely a large part of the time, these effects could include disruptions or restrictions on our employees’ ability to travel, as well as disruptions at or closures of our facilities or the facilities of our manufacturers and suppliers, which could adversely impact our development activities and other operations. Health professionals may reduce staffing and reduce or postpone meetings with clients, colleagues, and others in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition, and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or volatility that could adversely affect our manufacturers and suppliers and otherwise adversely impact our development activities and other operations. Current estimates of the possible impact of global issues on the drug supply chain and its application to our potential products may also be affected by the manufacturing steps required to be undertaken to produce finished product, including manufacture of active pharmaceutical ingredient, excipients, packaging, and labelling.

The extent to which the COVID-19 pandemic will continue to affect our business, results of operations, and financial condition is difficult to predict. The outbreak could potentially affect the business of FDA, European Medicines Agency (“EMA”) or other health authorities, which could result in delays in meetings related to our product candidates and our planned clinical trials and ultimately in the review and approval of our product candidates. The spread of COVID-19 may also slow potential enrollment of clinical trials and reduce the number of eligible patients for our clinical trials, thereby making recruitment more difficult and competitive. Prolonged disruptions to businesses, manufacturing and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to material adverse effects on our business operations, including layoffs and/or suspension of our business operations. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when and in the amount needed. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, any COVID-19 infection of any of our employees could have a significant impact on our ability to conduct business.

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

Risks Related to the Secured Convertible Notes and Bridge Loan

The requirement that we repay in cash the outstanding principal balance and accrued interest on the Bridge Loan and the Secured Convertible Notes under certain circumstances, and the restrictive covenants contained in these debt instruments, could adversely affect our business plans, liquidity, financial condition and results of operations and may prevent us from taking actions that we would otherwise consider to be in our best interests.

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash but will accrue and be payable in cash within three business days of ACER-001 Approval. Additionally, subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan, each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require us to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. Any outstanding principal of the Secured Convertible Notes, together with all accrued and unpaid interest, will be due and payable on the earlier of March 14, 2025, or upon a change of control of Acer. With respect to the Bridge Loan, we have the option to capitalize the accrued interest on the Bridge Loan until November 15, 2022. Commencing November 15, 2022, the principal amount of the Bridge Loan amortizes at a rate of $0.7 million payable quarterly, with the final maturity being the earlier of (i) 12 business days after ACER-001 Approval if such occurs on or before September 30, 2022 or (ii) March 4, 2024 if ACER-001 Approval does not occur on or before September 30, 2022. We must also pay an exit fee to SWK of between 1.3 to 1.5 times the outstanding principal amount of the Bridge Loan, depending upon certain conditions and timing. Funding from the Term Loan will be available to us to be borrowed only upon and following ACER‑001 Approval and until December 31, 2022, and repayment terms do not commence until thereafter. We intend to use the proceeds from the Term Loan to refinance certain other indebtedness, including the Bridge Loan. However, if ACER-001 Approval does not occur prior to December 31, 2022, then the Term Loan will not be available to us, and we may not have sufficient available cash or be able to obtain financing at the time we are required to make payments under our indebtedness. Our failure to repurchase Secured Convertible Notes at a time when the repurchase is required by the notes, or to pay any cash for principal reduction or accrued interest on the Secured Convertible Notes or the Bridge Loan would constitute a default under the relevant indebtedness.

In addition, the Secured Convertible Notes and the Bridge Loan and Term Loan contain certain restrictive covenants. These obligations and covenants could have important consequences on our business. In particular, they could:

•	require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash available for other purposes
•	limit our ability to obtain additional funds and otherwise raise additional capital for working capital, acquisitions, research and development expenditures, and general corporate purposes
•	limit our ability to conduct acquisitions, joint ventures or other similar arrangements
•	limit our flexibility in planning for, or reacting to, changes in our business and the pharmaceutical and biotechnology industry in which we operate and compete
•	increase our vulnerability to general adverse economic and industry conditions
•	place us at a competitive disadvantage compared to our competitors that have lower fixed costs or better access to capital resources

The debt service requirements of the Secured Convertible Notes and the Bridge Loan could intensify these risks. Our ability to make scheduled payments of interest, principal or to repurchase or refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not receive the ACER‑001 Approval timely, or at all, which is a condition precedent in order to borrow under the Marathon Credit Agreement. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, and if the Term Loan does not become available to us to be borrowed, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. No assurances can be given that we will be successful in making the required payments under our indebtedness, or in refinancing our obligations on favorable terms, or at all. Should we determine to refinance, it could be further dilutive to our stockholders. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

If we are unable to make the required cash payments or refinance our indebtedness, there could be a default under the Secured Convertible Notes and/or the Bridge Loan. In such event, or if a default otherwise occurs, including as a result of our failure to comply with the restrictive covenants contained therein, the interest rate on the outstanding principal balance of the Secured Convertible Notes will increase from 6.5% to 11.5% from and after any occurrence and during the continuance of an event of default, pursuant to the Secured Convertible Note Purchase Agreement.

The terms of the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility.

The Secured Convertible Notes and Bridge Loan, by which we borrowed $6.0 million and $6.5 million, respectively, are secured by a first priority lien on all of our assets (including our intellectual property). Upon repayment of the Bridge Loan, we are required to pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement) equal to (a) 1.3 times the outstanding principal amount of the Bridge Loan if ACER-001 Approval or such payment occurs on or prior to September 30, 2022, or (b) 1.5 times the outstanding principal amount of the Bridge Loan if each of ACER-001 Approval and such payment does not occur until after September 30, 2022. Our Bridge Loan bears interest at an annual rate equal to three-month London Interbank Offered Rates (LIBOR) (or such other rate as may be agreed between SWK and us following the date on which three-month LIBOR is no longer available), subject to a 1.0% LIBOR floor, plus a margin of 11.0%, and is therefore sensitive to changes in interest rates. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with SWK on an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States. We cannot predict what the impact of any such alternative rate would be to our interest expense. However, the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to the Bridge Loan, and implementing changes to our systems and processes.

The Secured Convertible Notes and SWK Credit Agreement restrict our ability to incur new indebtedness, sell assets, and to pursue certain mergers, acquisitions, amalgamations or consolidations, other than permitted indebtedness or permitted acquisitions, that we may believe to be in our best interest. In addition, the SWK Credit Agreement and the Term Loan contain financial covenants that require us to maintain a minimum cash balance level. If we default under the SWK Credit Agreement, the lenders will be able to declare all obligations immediately due and payable, including certain fees and other obligations. The lenders could declare an event of default upon the occurrence of any event that they interpret as a material adverse change or material adverse effect, as defined in the SWK Credit Agreement. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

The number of shares registered for resale on behalf of the holders of the Secured Convertible Notes is significant in relation to our trading volume.

All of the shares of common stock underlying the Secured Convertible Notes that we registered for resale on behalf of holders are “restricted securities” as that term is defined in Rule 144 under the Securities Act. We registered the offer and resale by the holders of the shares underlying the Secured Convertible Notes to satisfy certain registration rights we granted to the holders, and so that the shares may be offered for resale into the public market by the holders. If all such shares were sold into the market all at once or at about the same time, it could depress the market price of our stock during the period the registration statement covering the resale of the shares remains effective and also could affect our ability to raise equity capital.

A substantial number of shares of our common stock may be issued pursuant to the terms of the Secured Convertible Notes, which could cause the price of our common stock to decline.

The Secured Convertible Notes are convertible into shares of our common stock immediately after issuance at a conversion price of $2.50, for an aggregate of 2,400,000 shares upon conversion of the original principal amount (without taking into account the limitations on the conversion of the Secured Convertible Notes). Furthermore, the number of shares of common stock to be issued upon conversion of the Secured Convertible Notes may be substantially greater if accrued but unpaid interest on the Secured Convertible Notes is converted into shares of common stock at the same time as the principal is converted. We are unable to predict if and when the holders will convert their Secured Convertible Notes, and whether or not any accrued but unpaid interest will also be converted. While accrued interest on the Secured Convertible Notes is payable in cash according to their terms, any accrued but unpaid interest is also convertible into shares of common stock at the same time as the holder otherwise converts principal on the Secured Convertible Notes.

We registered 2,478,000 shares of our common stock for resale by the holders in the event that up to six months of accrued but unpaid interest is included in the conversion. The actual number of shares issued upon conversion of the Secured Convertible Notes may be more or less than this amount depending upon the outstanding principal balance and the amount of any accrued but unpaid interest at the time. We may need to register more shares if the accrued but unpaid interest at the time of conversion represents more than 78,000 shares of our common stock. The foregoing amount of shares registered does not take into account the limitations on conversion of the Secured Convertible Notes.

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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the U.S., it is necessary to submit and obtain approval of an NDA from FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by FDA to ensure compliance with the applicable Current Good Manufacturing Practice (“cGMP”) requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities, may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice (“cGCP”).

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

Following a Type B meeting with FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In April 2022, we received breakthrough therapy designation and we are working with FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. Initiation of the EDSIVOTM DiSCOVER pivotal clinical trial is expected by the end of the second quarter of 2022. Additional capital will be needed to fund the trial beyond the third quarter of 2022. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Following a Type B meeting with FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In April 2022, we received breakthrough therapy designation and are working with FDA to reach agreement on a SPA. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. Initiation of the EDSIVOTM DiSCOVER pivotal clinical trial is expected by the end of the second quarter of 2022. Additional capital will be needed to fund the trial beyond the third quarter of 2022. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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
•

failure to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trial is being conducted, by the data safety monitoring board (“DSMB”) for such trial, or by FDA or comparable foreign regulatory authorities. We or such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, safety issues or adverse side effects, failure to demonstrate a benefit from using the drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion or termination of any clinical trial of our current product candidates, the commercial prospects of our current product candidates will be harmed, and our ability to generate product revenues from our product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow our development and approval process and jeopardize our ability to commence product sales and generate revenues. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of March 31, 2022, we had a workforce of 39 full-time employees, in addition to several consultants or independent contractors, to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to cybersecurity breaches and damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, there has recently been a significant increase in ransomware and cybersecurity attacks related to the ongoing conflict between Russia and Ukraine, which could lead to interruptions, delays, or loss of critical data if we or one of our partners is the subject of such an attack. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we intend to rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or cybersecurity or other security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and our reputation could be harmed. In addition, there are known cyberattacks against pharmaceutical companies engaged in development of therapeutic or vaccine products addressing COVID-19. Our ACER-2820 program is one such program that could attract the attention of cyber attackers.

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

Following a Type B meeting with FDA in the second quarter of 2021, we are now planning a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the study discussed with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug) and no PK data needing to be collected; and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In April 2022, we received breakthrough therapy designation. Based on initial power calculations, we anticipate that the trial should plan to enroll approximately 200 COL3A1+ vEDS patients in the U.S., and the duration of the clinical trial is estimated to be approximately 3.5 years to complete once fully enrolled. Initiation of the EDSIVOTM DiSCOVER pivotal clinical trial is expected by the end of the second quarter of 2022. Additional capital will be needed to fund the trial beyond the third quarter of 2022. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk, and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

We do not currently own or operate manufacturing facilities for clinical or commercial production of our product candidates. We lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. Instead, we rely on, and expect to continue to rely on, third parties for the supply of raw materials and manufacture of drug supplies necessary to conduct our preclinical studies and clinical trials. Our reliance on third parties may expose us to more risk than if we were to manufacture our current product candidates or other products ourselves. Delays in production by third parties could delay our clinical trials or have an adverse impact on any commercial activities. In addition, the fact that we are dependent on third parties for the manufacture of and formulation of our product candidates means that we are subject to the risk that the products may have manufacturing defects that we have limited ability to prevent or control. Although we oversee these activities to ensure compliance with our quality standards, budgets and timelines, we have had and will continue to have less control over the manufacturing of our product candidates than potentially would be the case if we were to manufacture our product candidates. Further, due to the ongoing impact of the COVID-19 pandemic, new pandemic lockdowns in China, global supply chain issues, Russia’s invasion of Ukraine, or other reasons, the third parties we deal with could experience increased costs in transportation, logistics, raw materials and other costs, may have difficulty sourcing raw materials, may have staffing difficulties, might undergo changes in priorities or may become financially distressed, which would adversely affect the manufacturing and production of our product candidates. In addition, a third party could be acquired by, or enter into an exclusive arrangement with, one of our competitors, which would adversely affect our ability to access the formulations we require.

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
•

the development status of any of our drug candidates, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to (i) ACER-001 for which we received FDA’s acceptance for filing and substantive review of our NDA in October 2021 and (ii) continued development of EDSIVOTM in light of FDA’s March 2020 denial of our appeal of the June 2019 Complete Response Letter and our plan to conduct a pivotal clinical trial in patients with COL3A1+ vEDS

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
•

dilutive effects of sales of shares of common stock by us or our stockholders, including by holders of the Secured Convertible Notes upon conversion, and sales of common stock acquired upon exercise by the holders of options

•

our ability to sell shares of common stock to Lincoln Park pursuant to the terms of the equity line purchase agreement and our ability to register and maintain the registration of the shares issued and issuable thereunder

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock. As noted, the short-, medium-, and long-term impacts of the COVID-19 pandemic on the U.S. and global economies generally, and on our business specifically, are difficult to predict.

We may not comply with the Nasdaq continued listing requirements. If we are unable to maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On December 29, 2021, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our minimum Market Value of Listed Securities (“MVLS”) was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time and at December 31, 2021. In accordance with Nasdaq listing rules, we had 180 calendar days, or until June 27, 2022, to regain compliance. On March 30, 2022, we received notice from Nasdaq that we had regained compliance with the applicable continued listing standards and that the matter was closed. We cannot assure you that we will be able to maintain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements would result in our common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

We have been a defendant in securities litigation in the past and may become the target of securities litigation in the future, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. For example, we were named in a putative securities class action complaint and several stockholder derivative actions as a result of the decline in our stock price following the June 25, 2019 announcement that we had received a Complete Response Letter from FDA regarding our NDA for EDSIVO™. (See Item 1 – Legal Proceedings for additional information regarding the settlement of these matters.) If we become involved in this type of litigation in the future, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Future sales of our common stock could cause dilution, and the sale of such common stock by us or by holders of our Secured Convertible Notes, or the perception that such sales may occur, could cause the price of our stock to decline.

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 14,310,244 shares of common stock were outstanding as of March 31, 2022. As of such date, another 2,796,100 shares of common stock were issuable upon exercise of outstanding options, and the Secured Convertible Notes were outstanding and convertible by the holders into shares of common stock. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

We may sell additional shares of common stock, as well as securities convertible into or exercisable for common stock, in subsequent public or private offerings. We may also issue additional shares of common stock, as well as securities convertible into or exercisable for common stock, to finance future acquisitions. We will need to raise additional capital in order to initiate or complete additional development activities for all of our product candidates or to pursue additional disease indications for our product candidates, and this may require us to issue a substantial amount of securities (including common stock as well as securities convertible into or exercisable for common stock). There can be no assurance that our capital raising efforts will be able to attract the capital needed to execute on our business plan and sustain our operations. Moreover, we cannot predict the size of future issuances of our common stock, as well as securities convertible into or exercisable for common stock, or the effect, if any, that future issuances and sales of our securities will have on the market price of our common stock. Sales of substantial amounts of our common stock by us or by the holders of our Secured Convertible Notes, as well as securities convertible into or exercisable for common stock, including shares issued in connection with an acquisition or securing funds to complete any clinical trial plans, or the perception that such sales could occur, may result in substantial dilution and may adversely affect prevailing market prices for our common stock. In addition, the perception in the public markets that the holders of our Secured Convertible Notes may sell all or a portion of their shares upon conversion as a result of our registration of such shares for resale by the holders could also in and of itself have a material adverse effect on the market price of our common stock.

On April 30, 2020, we entered into the equity line purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, with $12.1 million obligation remaining as of March 31, 2022. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,100,000 shares of common stock under the purchase agreement for net proceeds of $2.6 million.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in a company’s ownership by “five-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We experienced an ownership change on July 17, 2015 and August 3, 2018, and may experience ownership changes in the future as a result of previous or future transactions in our stock, some of which may be outside our control. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards, or other pre-change tax attributes, to offset U.S. federal and state taxable income and taxes may be subject to significant limitations.

Because of their ownership of our common stock, insiders may influence significant corporate decisions.

As of March 31, 2022, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1+

Credit Agreement dated March 4, 2022, among Acer Therapeutics Inc., the lenders party thereto and SWK Funding LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.2+

Guarantee and Collateral Agreement dated March 4, 2022, among Acer Therapeutics Inc. and SWK Funding LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.3

Warrant issued on March 4, 2022, by the Company to SWK Funding LLC pursuant to the Credit Agreement dated March 4, 2022, among Acer Therapeutics Inc., the lenders party thereto and SWK Funding LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.4+

Secured Convertible Note Purchase Agreement dated March 4, 2022, between Acer Therapeutics Inc., MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.5

Form of Secured Convertible Note issued by Acer Therapeutics Inc. to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. pursuant to the Secured Convertible Note Purchase Agreement dated March 4, 2022, between Acer Therapeutics Inc. and MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.6+

Credit Agreement dated March 4, 2022, among Acer Therapeutics Inc., the lenders party thereto and MAM Aardvark, LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.7

Form of Guarantee and Collateral Agreement to be dated the Term Loan Funding Date among Acer Therapeutics Inc. and MAM Aardvark, LLC, as agent (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed March 7, 2022).

10.8

Synthetic Royalty Agreement dated March 4, 2022, between Acer Therapeutics Inc., MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed March 7, 2022).

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

+

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

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

ACER THERAPEUTICS INC.

Date: May 16, 2022	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)