Form 10-Q
period 2022-06-30
Acer Therapeutics Inc.
filed 2022-08-15
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 1, 2022, there were 15,942,749 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the six months ended June 30, 2022

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, including our condensed financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

•

We will require additional financing to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts

•

Substantial doubt exists as to our ability to continue as a going concern. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations

•

The requirement that we repay in cash the outstanding principal balance and accrued interest on our senior secured term loan facility in an aggregate principal amount of $6.5 million with the lenders party thereto and SWK Funding LLC, as the agent (the “Bridge Loan”), and, under certain circumstances, secured convertible notes in an aggregate principal amount of $6 million issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (the “Secured Convertible Notes”), and the restrictive covenants contained in these debt instruments, could adversely affect our business plans, liquidity, financial condition and results of operations and may prevent us from taking actions that we would otherwise consider to be in our best interests

•

Our initial New Drug Application (“NDA”) for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with urea cycle disorders (“UCDs”) received a Complete Response Letter, although our resubmission of the NDA has been accepted for substantive review by the United States Food and Drug Administration (“FDA”) with a January 15, 2023 Prescription Drug User Fee Act (“PDUFA”) target action date

•

The marketing approval processes of FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001, our business will be substantially harmed

•

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data, which could have a negative impact on the success of our product development efforts

•

We entered into the Secured Convertible Notes and Bridge Loan which provided us with initial loan proceeds of $12.5 million, less fees and costs. In return for those funds and commitments, the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. Some of those covenants and conditions may significantly restrict our ability to conduct our business

•

We entered into the Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows Relief to control the development and commercialization of ACER-001 for the treatment of UCDs and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability. In addition, we are required to provide assistance to Relief in the performance of their contractual obligations, which may distract us from achieving our objectives

•

Our efforts to raise additional funds could be affected by negative conditions in the capital markets, which in recent months have been especially challenging, and there are numerous companies in the pharmaceutical and biotech sectors who are seeking additional capital from many of the same sources, which may also limit the amount of capital, if any, available to us

•

We have identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the fiscal quarters ended March 31, 2021 and June 30, 2021. This material weakness, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

•

Funding from our equity line purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and our “at-the-market” (“ATM”) facility with JonesTrading Institutional Services LLC (“Jones Trading”) may be limited or may be insufficient to fund our operations or implement our strategy

•

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability

•	We currently have no source of commercial product sales revenue and may never be profitable
•	We face risks related to health epidemics including but not limited to the COVID-19 pandemic which could adversely affect our business
•

The number of shares registered for resale on behalf of the holders of the Secured Convertible Notes is significant in relation to our trading volume. Should any of those holders elect to sell all or a significant portion of their holdings, it could put downward pressure on our stock price

•	A substantial number of shares of our common stock may be issued pursuant to the terms of the Secured Convertible Notes, which could cause the price of our common stock to decline
•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, particularly for product candidates for rara diseases. Our ability to successfully design and complete clinical trials is uncertain

•

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained

•

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates

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
•

We are a party to license or similar agreements under which we license intellectual property, data, and/or receive commercialization rights. If we fail to comply with obligations in such agreements or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business; any termination of such agreements would adversely affect our business

•	Our share price is very volatile, may not reflect the underlying value of our net assets or business prospects, and you may not be able to resell your shares at a profit or at all
•

We have been notified that we do not comply with the Nasdaq continued listing requirements. If we are unable to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital

•	Future sales of our common stock or the issuance of debt or other equity securities, which may be senior to the common stock, could cause dilution and could cause the price of our stock to decline

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$14,469,744	$12,710,762
Collaboration receivable	—	5,000,000
Prepaid expenses	666,318	1,094,229
Other current assets	65,061	9,283,625
Total current assets	15,201,123	28,088,616
Property and equipment, net	101,582	114,112
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	292,918	406,956
Total assets	$23,242,890	$36,256,951
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,491,991	$1,405,734
Accrued expenses	5,567,964	2,428,193
Deferred collaboration funding, current	6,340,438	15,825,938
Other current liabilities	185,265	9,450,085
Bridge loan payable, current, at fair value	1,887,606	—
Total current liabilities	17,473,264	29,109,950
Deferred collaboration funding, non-current	7,868,731	8,661,109
Bridge loan payable non-current, at fair value	2,197,103	—
Convertible note payable, at fair value	4,321,200	—
Other non-current liabilities	166,134	209,497
Total liabilities	32,026,432	37,980,556
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 15,672,791 and 14,310,244 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,567	1,431
Additional paid-in capital	117,570,885	112,784,918
Accumulated deficit	(126,355,994)	(114,509,954)
Total stockholders’ deficit	(8,783,542)	(1,723,605)
Total liabilities and stockholders’ deficit	$23,242,890	$36,256,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$900,000
Operating expenses:
Research and development (net of collaboration funding of $1,648,631 and $1,025,935 in the three months ended June 30, 2022 and 2021, respectively, and of $4,648,002 and $1,312,038 in the six months ended June 30, 2022 and 2021, respectively)	3,426,773	1,361,287	6,598,412	3,367,192
General and administrative (net of collaboration funding of $3,257,701 and $602,534 in the three months ended June 30, 2022 and 2021, respectively, and of $5,629,876 and $602,534 in the six months ended June 30, 2022 and 2021, respectively)	3,638,073	2,268,508	7,513,674	5,782,649
Total operating expenses	7,064,846	3,629,795	14,112,086	9,149,841
Loss from operations	(7,064,846)	(3,629,795)	(14,112,086)	(8,249,841)
Other income (expense), net:
Costs of debt issuance	(200,129)	—	(1,368,194)	—
Changes in fair value of debt instruments	4,729,460	—	3,767,060	—
Interest and other income (expense) , net	(139,234)	564,914	(142,072)	524,751
Foreign currency transaction gain (loss)	7,713	(4,156)	9,252	44,748
Total other income (expense), net	4,397,810	560,758	2,266,046	569,499
Net loss	$(2,667,036)	$(3,069,037)	$(11,846,040)	$(7,680,342)
Net loss per share - basic and diluted	$(0.17)	$(0.21)	$(0.80)	$(0.54)
Weighted average common shares outstanding - basic and diluted	15,273,707	14,310,244	14,794,637	14,225,551

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)
Stock-based compensation	—	—	474,097	—	474,097
Proceeds allocated to SWK Warrant	—	—	327,031	—	327,031
Net loss	—	—	—	(9,179,004)	(9,179,004)
Balance, March 31, 2022	14,310,244	1,431	113,586,046	(123,688,958)	(10,101,481)
Issuance of common stock, net of issuance costs	1,362,547	136	3,524,062	—	3,524,198
Stock-based compensation	—	—	460,777	—	460,777
Net loss	—	—	—	(2,667,036)	(2,667,036)
Balance, June 30, 2022	15,672,791	$1,567	$117,570,885	$(126,355,994)	$(8,783,542)

	Three and Six Months Ended June 30, 2021
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss	—	—	—	(4,611,305)	(4,611,305)
Balance, March 31, 2021	14,310,244	1,431	111,057,347	(103,747,266)	7,311,512
Stock-based compensation	—	—	594,663	—	594,663
Net loss	—	—	—	(3,069,037)	(3,069,037)
Balance, June 30, 2021	14,310,244	$1,431	$111,652,010	$(106,816,303)	$4,837,138

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,846,040)	$(7,680,342)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	934,874	1,154,099
Depreciation	38,796	32,637
Non-cash changes in fair value of debt	(3,767,060)	—
Debt issuance costs recognized as expense	1,368,194	—
Gain on extinguishment of debt	—	(568,909)
Non-cash interest expense	—	2,756
Loss on disposal of property and equipment, net	4,669	—
Changes in operating assets and liabilities
Collaboration receivable	5,000,000	—
Prepaid expenses	427,911	251,338
Other current assets	9,215,320	(9,395,172)
Accounts payable	2,086,257	136,346
Accrued expenses	3,139,771	(2,281,814)
Deferred collaboration funding	(10,277,878)	18,191,292
Other current liabilities	(9,190,901)	9,400,708
Net cash (used in) provided by operating activities	(12,866,087)	9,242,939
Cash flows from investing activities:
Purchase of property and equipment	(30,935)	(15,222)
Net cash used in investing activities	(30,935)	(15,222)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	3,524,198	3,139,047
Receipt of funds from Relief secured loans	—	4,000,000
Proceeds from Bridge Loan, net of warrant allocation and lender fees	6,013,148	—
Proceeds from Secured Convertible Notes, net of lender fees	5,516,556	—
Proceeds allocated to SWK Warrant based on valuation	327,031
Payment of debt and convertible debt issuance costs	(724,929)	—
Net cash provided by financing activities	14,656,004	7,139,047
Net increase in cash and cash equivalents	1,758,982	16,366,764
Cash and cash equivalents, beginning of period	12,710,762	5,761,568
Cash and cash equivalents, end of period	$14,469,744	$22,128,332

Supplemental cash flow information:
Cash paid for interest	$136,500	$—

Non-cash financing activities:
Non-cash repayment of secured loan	$—	$4,000,000
Extinguishment of debt	$—	$568,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four investigational programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, Zika, dengue, Ebola, and COVID-19. Each of the Company’s product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

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

Liquidity

The Company had an accumulated deficit of $126.4 million and cash and cash equivalents of $14.5 million as of June 30, 2022. Net cash used in operating activities was $12.9 million for the six months ended June 30, 2022.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three and six months ended June 30, 2022, the Company sold 1,062,547 shares of common stock through its ATM facility at a gross sale price of $3.0719 per share, for gross proceeds of $3.3 million. Proceeds, net of $0.2 million of fees and offering costs, were $3.1 million. As of June 30, 2022, $36.7 million remained available under the Company’s ATM facility, subject to various limitations.

On April 30, 2020, the Company entered into an equity line purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $11.8 million obligation remaining as of June 30, 2022. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. During the three and six months ended June 30, 2022, the Company sold 300,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.25 per share, resulting in proceeds of $0.4 million. As of June 30, 2022, $11.8 million remained available under the Lincoln Park agreement, subject to various limitations.

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to the Company offset by payment of the $4.0 million outstanding balance of the Note plus interest earned through the date of the Collaboration Agreement) and Relief released its security interest in all of the Company’s assets pursuant to the Promissory Note. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of a New Drug Application (“NDA”) for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey, and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. The terms of the Collaboration Agreement and Option Agreement are further described below in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2, Significant Accounting Policies.

On March 4, 2022, the Company entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Bridge Loan”). The Bridge Loan funding closed on March 14, 2022. The proceeds of the Bridge Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes.

The Bridge Loan bears interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. The Company has the option to capitalize such interest commencing on the date on which the Bridge Loan was funded and continuing until November 15, 2022. Commencing on November 15, 2022, the principal amount of the Bridge Loan will amortize at a rate of $0.7 million, payable quarterly. The final maturity date of the Bridge Loan is (a) if full approval by FDA for marketing of ACER-001 (“ACER-001 Approval”) occurs on or before September 30, 2022, then the date which is 12 business days after ACER-001 Approval, or (b) if ACER-001 Approval does not occur on or before September 30, 2022, then March 4, 2024. The Company has the option to prepay the Bridge Loan in whole or in part. Upon the repayment of the Bridge Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to (a) 1.3 times the outstanding principal amount of the Bridge Loan, plus any and all payment-in-kind interest payments, if ACER-001 Approval or such payment occurs on or prior to September 30, 2022, or (b) 1.5 times the outstanding principal amount of the Bridge Loan, plus any and all payment-in-kind interest amounts, if each of ACER-001 Approval and such payment does not occur until after September 30, 2022. Under the Bridge Loan, the Company was required to maintain a cash and cash equivalents balance of not less than $4.0 million as of 20 days following receipt of FDA’s Complete Response Letter in June 2022 with respect to the Company’s NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs and is then required to maintain a cash and cash equivalents balance of not less than $6.5 million as of 40 days following receipt of that Complete Response Letter for the remainder of the time that the Bridge Loan is outstanding. The minimum cash balance would be reduced to $2.0 million in the event of positive safety and efficacy data for ACER-801 from a Phase 2a trial.

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

On March 4, 2022, the Company also entered into a Credit Agreement (the “Marathon Credit Agreement”) with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following ACER-001 Approval and until December 31, 2022 (i.e., if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by FDA, the Prescription Drug User Fee Act (“PDUFA”) target action date is January 15, 2023. The Term Loan, if it becomes available, will be used to refinance certain other indebtedness of the Company (including the Bridge Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Should the Term Loan become available, the Company will pay Marathon a commitment fee equal to 1.5% of the Term Loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

The Term Loan would bear interest at an annual rate of 13.5% and would be payable quarterly in arrears. The Company would have the option to capitalize up to 4% of such interest commencing on the date on which the Term Loan is funded (the “Term Loan Funding Date”) and continuing until the third anniversary of the Term Loan Funding Date. Commencing on the third anniversary of the Term Loan Funding Date, the principal outstanding amount of the Term Loan would amortize at a rate of 2.78%, payable monthly. The final maturity date of the Term Loan would be the earlier of six years after the Term Loan Funding Date or December 31, 2028. The Company would have the option to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee equal to (a) if the prepayment is made prior to March 4, 2025, then the greater of 5% or the amount of interest that would have accrued from the date of prepayment until March 4, 2025, (b) if the prepayment is made on or after March 4, 2025, but prior to March 4, 2026, then 3%,

(c) if the prepayment is made on or after March 4, 2026, but prior to March 4, 2027, then 2%, or (d) if the prepayment is made on or after March 4, 2027, then 1%.

The Term Loan would be secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement to be entered into on the Term Loan Funding Date between the Company and Marathon, as agent (the “Marathon Security Agreement”). The Marathon Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid $0.2 million in commitment fees to Marathon in connection with obtaining the commitments in respect of the Term Loan and will pay $0.6 million in additional commitment fees to Marathon following ACER-001 Approval or any change of control of the Company or sale or transfer of the ACER-001 product.

In connection with the Marathon Credit Agreement, on March 4, 2022, the Company, Marathon and the Marathon Fund also entered into a Synthetic Royalty Agreement (the “Royalty Agreement”) pursuant to which, in the event of the funding of the Term Loan, the Company will pay Marathon and the Marathon Fund, on a quarterly basis, 2% of certain aggregate commercial revenue from sales of ACER-001 during that quarter (i.e., 2% of the net sales and of the amount of certain other payments), subject to a cap on the aggregate amount of such payments of $15.0 million. Upon a change of control of the Company or the sale of the ACER-001 business to a third party, the Company would pay Marathon and the Marathon Fund the difference between $15.0 million and the aggregate amount of the payments previously made by the Company to Marathon and the Marathon Fund pursuant to the Royalty Agreement.

The Company’s cash and cash equivalents available at June 30, 2022 are expected to be sufficient to fund its anticipated operating and capital requirements through the third quarter of 2022.

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

As of June 30, 2022, the Company had cash and cash equivalents of $14.5 million and current liabilities of $17.5 million, which include $6.3 million associated with deferred collaboration funding (see Revenue Recognition and Accounting for Collaboration Agreements below in Note 2, Significant Accounting Policies). The Company’s cash and cash equivalents available at June 30, 2022 are expected to be sufficient to fund its anticipated operating and capital requirements through the third quarter of 2022.

The Company will need to raise additional capital to fund continued operations beyond the third quarter of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the third quarter of 2022, including raising additional capital through either private or public equity or debt financing or additional program collaborations or non-dilutive funding, as well as using its ATM facility which has $36.7 million available as of June 30, 2022 and/or its remaining $11.8 million available under the equity line facility entered into on April 30, 2020 with Lincoln Park. (See At-the-Market Facility and Common Stock Purchase Agreement below in Note 9.) Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares under its ATM facility which aggregate to no more than one-third of its public float. Additionally, there can be no assurance that the Company will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default, and other provisions that could limit the Company’s ability to cause Lincoln Park to buy common stock from the Company. As noted above, the Company also has available to it the $42.5 million Term Loan conditional upon the approval of ACER-001 by FDA; provided, however, that if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date. The PDUFA target action date for the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatments of patients with UCDs is January 15, 2023. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park, and the Marathon Credit Agreement for the Term Loan. Any amounts raised will be used for further development of its product candidates, precommercial activities, and for other working capital purposes.

If the Company is unable to obtain additional funding to support its current or proposed activities and operations, it may not be able to continue its operations as currently anticipated, which may require it to suspend or terminate any ongoing development activities, modify its business plan, curtail various aspects of its operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, the Company’s stockholders may lose a substantial portion or even all of their investment.

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are available, or August 15, 2023. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ (deficit) equity and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. From time to time, estimates having relatively higher significance include determination of stand-alone selling price and variable consideration estimates for purposes of revenue recognition, deferred collaboration funding, stock-based compensation, inputs to fair value for debt, contract manufacturing and clinical trial accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Revenue Recognition and Accounting for Collaboration Agreements

The Company’s revenues are generated from a single collaboration agreement which included the sale of a license of intellectual property. The Company analyzes its collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements, (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes the Company’s share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If the Company concludes a counter-party to a transaction is not a customer or otherwise not within the scope of

ASC 606 or ASC 808, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction.

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

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to the Company offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement), and Relief released its security interest in all of the Company’s assets pursuant to the Promissory Note. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using actual costs as incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expenses and general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730, Research and Development (“ASC 730”).

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

At June 30, 2022, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $14.2 million. The Company has recorded $6.3 million as a current liability, which equates to the Company’s estimate of remaining spending under the Collaboration Agreement and which the Company estimates will be recognized within the next 12 months up to the point of the first commercial sale of ACER-001. The remaining balance of $7.9 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. The Company expects to recognize this deferred collaboration funding as it incurs expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory and through the end of the effective date of the Collaboration Agreement. At June 30, 2022, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and $10.7 million recorded as an offset to research and development expenses and $8.8 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2022 and December 31, 2021, the Company had $14.2 million and $12.5 million, respectively, in excess of the FDIC insured limit.

Under the Bridge Loan, the Company was required to maintain a cash and cash equivalents balance of not less than $4.0 million as of 20 days following receipt of FDA’s Complete Response Letter in June 2022 with respect to the Company’s NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs and is then required to maintain a cash and cash equivalents balance of not less than $6.5 million as of 40 days following receipt of that Complete Response Letter for the remainder of the time that the Bridge Loan is outstanding. The minimum cash balance would be reduced to $2.0 million in the event of positive safety and efficacy data for ACER-801 from a Phase 2a trial.

The Company recognized a $4.0 million non-cash reduction in a secured loan from Relief during the six months ended June 30, 2021, since the Reimbursement Payment from Relief was received net of the amount of principal and interest due in connection with the secured loan.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The Company elected the fair value option for both its Bridge Loan and its Secured Convertible Notes dated March 14, 2022 (see Note 7). The Company adjusts both the Bridge Loan and the Secured Convertible Notes to fair value through the change in fair value of debt in the accompanying unaudited condensed statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in the accompanying unaudited condensed statement of operations.

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

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CROs”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to research and development expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s financial statements, subsequent changes in estimates may result in a material change in the Company’s accruals. No material changes in estimates were recognized in either of the three or six months ended June 30, 2022 or 2021. Accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $0.3 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

The Company records stock-based payments at fair value. The measurement date for compensation expense related to awards is generally the date of the grant. The fair value of awards is recognized as an expense in the condensed statements of operations over the requisite service period, which is generally the vesting period. The fair value of options is calculated using the Black-Scholes option pricing model. A limited number of option grants are periodically made to non-employee contractors, and the Company utilizes the simplified method to value these awards. This option valuation model requires the use of assumptions including, among others, the volatility of stock price, the expected term of the option, and the risk-free interest rate.

The following assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2022 and 2021 using the Black-Scholes option pricing model:

	2022	2021
Risk-free interest rate	1.18%-1.83%	0.37%- 0.62%
Expected life (years)	6.25	6.25
Expected volatility	113.0% - 115.0%	92.4%
Dividend rate	0%	0%

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

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company’s goodwill is allocated to the Company’s single reporting unit. The Company evaluates the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The Company performed a qualitative analysis of goodwill as of June 21, 2022 as it considered the Complete Response Letter received from FDA in June 2022 with respect to the Company’s NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs to be a triggering event requiring it to perform that analysis. Management concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount at June 30, 2022.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the statements of operations.

Income Taxes

The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. The Company recorded no income tax expense or benefit during the three or six months ended June 30, 2022 and 2021, due to a full valuation allowance recognized against its net deferred tax assets. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of June 30, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of June 30, 2022 and 2021, the Company had no accruals for interest or penalties related to income tax matters.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three or six months ended June 30, 2022 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of June 30, 2022.

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
3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Computer hardware and software	$144,782	$113,847
Leasehold improvements	52,887	60,535
Furniture and fixtures	106,698	145,487
Subtotal property and equipment, gross	304,367	319,869
Less accumulated depreciation	(202,785)	(205,757)
Property and equipment, net	$101,582	$114,112

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued payroll and payroll taxes	$2,539,643	$419,354
Accrued precommercial costs	1,120,435	395,923
Accrued contract manufacturing	935,710	827,390
Accrued accounting, audit, and tax fees	278,950	167,630
Accrued contract research and regulatory consulting	236,356	47,637
Accrued legal	212,291	162,812
Accrued consulting	103,855	105,085
Accrued license fees	78,015	86,259
Accrued miscellaneous expenses	62,709	216,103
Total accrued expenses	$5,567,964	$2,428,193

5.	LEASES

On March 6, 2018, the Company entered into a lease agreement (the “Newton Lease”), commencing on October 1, 2018, for certain premises which consist of 2,760 square feet of office space located in Newton, Massachusetts. On March 5, 2019, the Company entered into a modified lease agreement (the “Additional Newton Lease”) to lease an additional 1,600 square feet of office space, commencing on June 1, 2019, located in Newton, Massachusetts. The Newton Lease expires on May 31, 2022. On October 15, 2021, the Company entered into a lease amendment extending the Additional Newton Lease through December 31, 2022. Effective with the expiration of the Newton Lease and the extension of the Newton Additional Lease, the space leased by the Company in Newton was reduced to 1,600 square feet as of June 1, 2022. The Company is required to share in certain taxes and operating expenses associated with the Newton Lease and the Additional Newton Lease.

The Company entered into a triple net lease (the “Bend Lease”) effective April 1, 2018 for certain premises consisting of 2,288 square feet of office space located in Bend, Oregon. On April 23, 2019, the Company entered into a modified lease agreement (the “Additional Bend Lease”) to lease an additional 1,389 square feet of office space, commencing on May 1, 2019, located in Bend, Oregon. On November 17, 2021, the Company entered into a lease agreement to extend the term of the Bend Lease and the Additional Bend Lease to June 30, 2022 and to further extend the term either (1) until June 30, 2027 if FDA approval of ACER-001 was received in June 2022, or (2) until June 30, 2025 if FDA approval of ACER-001 was not received in June 2022. As FDA approval of ACER-001 was not received in June 2022, the Company entered into a lease amendment in June 2022 such that the renewal term for this office space was extended until June 30, 2025.

The leases for the Newton and Bend office space are classified as operating leases. The leases contain immaterial provisions for rent holidays and rent escalations over the term of the leases, which have been included in the Company’s right of use asset and lease liabilities. In the year ended December 31, 2021, the Company recorded a non-cash transaction to recognize an additional $0.4 million right of use asset and lease liability in conjunction with the modifications to the leases. The Company’s lease liability as of June 30, 2022 and December 31, 2021 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the leases. As of June 30, 2022, the weighted average remaining lease term was 2.7 years. The Company recorded expense of $0.1 million related to the leases for each of the three and six months ended June 30, 2022 and 2021. The Company made cash payments for amounts included in the measurement of lease liabilities of $0.1 million, during each of the three and six months ended June 30, 2022 and 2021. The Company reported a right-of-use asset of $0.3 million in Other non-current assets and lease liabilities totaling $0.3 million in Other current liabilities and Other non-current liabilities as of June 30, 2022.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of June 30, 2022:

Undiscounted lease liabilities for years ending December 31:
2022 (remaining)	$60,317
2023	103,925
2024	107,290
2025	54,579
Total undiscounted lease liabilities	326,111
Less effects of discounting	(49,556)
Total lease liabilities as of June 30, 2022	$276,555

The Company’s lease liabilities are reported on the unaudited condensed balance sheets as follows:

	June 30, 2022	December 31, 2021
Other current liabilities	$110,421	$184,340
Other non-current liabilities	166,134	209,497
Total lease liabilities	$276,555	$393,837

6.	DEBT

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

The Bridge Loan bears interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. For the period ended June 30, 2022, the current interest rate applicable to the Bridge Loan is 12%. The Company has the option to capitalize such interest commencing on the date on which the Bridge Loan was funded and continuing until November 15, 2022. Commencing on November 15, 2022, the principal amount of the Bridge Loan will amortize at a rate of $0.7 million payable quarterly. The final maturity date of the Bridge Loan is (a) if full approval by FDA for marketing of the Company’s product known as ACER-001 (sodium phenylbutyrate) (“ACER-001 Approval”) occurs on or before September 30, 2022, then the date which is 12 business days after ACER-001 Approval, or (b) if ACER-001 Approval does not occur on or before September 30, 2022, then March 4, 2024. The Company has the option to prepay the Bridge Loan in whole or in part. Upon the repayment of the Bridge Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to (a) 1.3 times the outstanding principal amount of the Bridge Loan, plus any and all paid-in-kind interest amounts, if ACER-001 Approval or such payment occurs on or prior to September 30, 2022, or (b) 1.5 times the outstanding principal amount of the Bridge Loan, plus any and all paid-in-kind interest amounts, if each of ACER-001 Approval and such payment does not occur until after September 30, 2022. The Bridge Loan contains a provision for the establishment of an alternative rate of interest if LIBOR were to no longer be available at any point while the Bridge Loan is outstanding. Under the Bridge Loan, the Company was required to maintain a cash and cash equivalents balance of not less than $4.0 million as of 20 days following receipt of FDA’s Complete Response Letter in June 2022 with respect to the Company’s NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs and is then required to maintain a cash and cash equivalents balance of not less than $6.5 million as of 40 days following receipt of that Complete Response Letter for the remainder of the time that the Bridge Loan is outstanding. The minimum cash balance would be reduced to $2.0 million in the event of positive safety and efficacy data for ACER-801 from a Phase 2a trial.

The Bridge Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to the SWK Security Agreement. The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Bridge Loan was funded. The Bridge Loan contains certain provisions which could accelerate the maturity date of the outstanding loan should the Company be out of compliance with any of the stated covenants. At June 30, 2022, the Company did not deem probable any events that would give rise to such an acceleration. The Company classified the principal amortization payments of $1.9 million due within twelve months from the date of this report as current in the unaudited condensed balance sheet as of June 30, 2022.

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

The Company evaluated its compliance with all covenants with respect to the SWK Credit Agreement and concluded that it was in compliance as of June 30, 2022.

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

The Company evaluated its compliance with all covenants with respect to the Secured Convertible Note Purchase Agreement and concluded that it was in compliance as of June 30, 2022.

Marathon Credit Agreement

On March 4, 2022, the Company also entered into the Marathon Credit Agreement with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following ACER-001 Approval and until December 31, 2022 (i.e., if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by FDA, the PDUFA target action date is January 15, 2023. The Term Loan, if it becomes available, will be used to refinance certain other indebtedness of the Company (including the Bridge Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Should the Term Loan become available, the Company will pay Marathon a commitment fee equal to 1.5% of the term loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

The Term Loan would bear interest at an annual rate of 13.5% and would be payable quarterly in arrears. The Company would have the option to capitalize up to 4% of such interest commencing on the Term Loan Funding Date and continuing until the third anniversary of the Term Loan Funding Date. Commencing on the third anniversary of the Term Loan Funding Date, the principal outstanding amount of the Term Loan would amortize at a rate of 2.78%, payable monthly. The final maturity date of the Term Loan would be the earlier of six years after the Term Loan Funding Date or December 31, 2028. The Company would have the option to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee equal to (a) if the prepayment is made prior to March 4, 2025, then the greater of 5% or the amount of interest that would have accrued from the date of prepayment until March 4, 2025, (b) if the prepayment is made on or after March 4, 2025, but prior to March 4, 2026, then 3%, (c) if the prepayment is made on or after March 4, 2026, but prior to March 4, 2027, then 2%, or (d) if the prepayment is made on or after March 4, 2027, then 1%.

The Term Loan would be secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement to be entered into on the Term Loan Funding Date between the Company and Marathon, as agent (the “Marathon Security Agreement”). The Marathon Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid $0.2 million in commitment fees to Marathon in connection with obtaining the commitments in respect of the Term Loan and will pay $0.6 million in additional commitment fees to Marathon following ACER-001 Approval or any change of control of the Company or sale or transfer of the ACER-001 product.

In connection with the Marathon Credit Agreement, on March 4, 2022, the Company, Marathon and the Marathon Fund also entered into the Royalty Agreement pursuant to which, in the event of the funding of the Term Loan, the Company will pay Marathon and the Marathon Fund, on a quarterly basis, 2% of certain aggregate commercial revenue from sales of ACER-001 during that quarter (i.e., 2% of the net sales and of the amount of certain other payments), subject to a cap on the aggregate amount of such payments of

$15.0 million. Upon a change of control of the Company or the sale of the ACER-001 business to a third party, the Company would pay Marathon and the Marathon Fund the difference between $15.0 million and the aggregate amount of the payments previously made by the Company to Marathon and the Marathon Fund pursuant to the Royalty Agreement.

As of June 30, 2022, the Company had not triggered the conditions in order to draw on the Term Loan, and as such had not triggered the associated Royalty Agreement.

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

The Company incurred $1.2 million of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying unaudited condensed statement of operations for the six months ended June 30, 2022. Debt issuance costs were comprised of $0.5 million that related to the costs and expense paid directly to SWK and the Holders, $0.7 million of costs and expenses paid to the Company’s financial advisor, and other legal and accounting costs. The fee of $0.2 million paid in connection with obtaining the commitments in respect of the Term Loan was paid to Marathon through gross proceeds received from the Secured Convertible Notes. The Company recorded this fee as expense during the three months ended June 30, 2022.

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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2022.

	As of June 30, 2022		Fair Value Measurements As of June 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$13,969,744	$13,969,744	$13,969,744	$—	$—

Liabilities:
Debt:
Secured Convertible Notes	$4,321,200	$4,321,200	$—	$—	$4,321,200
Bridge Loan	$4,084,709	$4,084,709	$—	$—	$4,084,709
	$8,405,909	$8,405,909	$—	$—	$8,405,909

A lattice-based model was used to estimate the fair value of the Secured Convertible Notes at June 30, 2022. The lattice model utilizes a “decision tree,” whereby future movement in the Company’s common stock price is estimated based on a volatility factor. The Company classified the fair value of the Secured Convertible Notes as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions, including the Company’s stock price volatility returns, an appropriate risk-free interest rate, default intensity rate, and expected recovery rate given default. The Company updated its estimate of fair value of the Bridge Loan based on the probability-weighted net present value of future cash flows at June 30, 2022

The significant unobservable inputs used in calculating the fair value of the Secured Convertible Notes and Bridge Loan represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Any significant changes in the inputs described herein may result in significantly higher or lower fair value measurements. During the three and six months ended June 30, 2022, the Company recognized a reduction in the fair value of the Bridge Loan of $2.1 million, through non-operating income in the statement of operations. During the three and six months ended June 30, 2022, the Company recognized a reduction in the fair value of the Secured Convertible Notes of $2.7 million and $1.7 million, respectively, through non-operating income in the statement of operations.

	December 31, 2021	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market	June 30, 2022
Secured Convertible Notes	$—	$6,000,000	$—	$—	$(1,678,800)	$4,321,200
Bridge Loan	$—	$6,172,969	$—	$—	$(2,088,260)	$4,084,709
	$—	$12,172,969	$—	$—	$(3,767,060)	$8,405,909

8.	COMMITMENTS AND CONTINGENCIES

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

Collaboration Agreement

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received a $10.0 million cash payment from Relief (the $14.0 million “Reimbursement Payment” from Relief to the Company, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest), and Relief released its security interest in the Company’s assets pursuant to the Promissory Note. Under the terms of the Collaboration Agreement, Relief committed to pay the Company Development Payments of up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

The Securities Class Action and Stockholder Derivative Actions

On July 1, 2019, plaintiff Tyler Sell filed a putative class action lawsuit, Sell v. Acer Therapeutics Inc. et al., No. 1:19-cv-06137GHW, against the Company, Chris Schelling and Harry Palmin, in the U.S. District Court for the Southern District of New York. The Complaint alleged that the Company violated federal securities laws by allegedly making material false and misleading statements regarding the likelihood of FDA approval for the EDSIVOTM NDA. With the selection of a lead plaintiff, the case was later captioned Skiadas v. Acer Therapeutics Inc. et al. The parties reached an agreement to settle this action for a payment of $8.4 million, which was approved by the Court on January 7, 2022. Payment of the settlement was made by the Company’s insurance carriers. As of June 30, 2022, the Company has a remaining recognized liability of $0.1 million for costs related to both the derivative and class action cases in other current liabilities and has also recognized an asset of an equal amount in other current assets representing the expected remaining recovery from its insurance carriers.

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

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to not more than one-third of the Company’s public float. During the three and six months ended June 30, 2022, the Company sold 1,062,547 shares of common stock through its ATM facility at a gross sale price of $3.0719 per share, for gross proceeds of $3.3 million. Proceeds, net of $0.2 million of fees and offering costs, were $3.1 million. During the six months ended June 30, 2021, the Company sold an aggregate of 877,107 additional shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the six months ended June 30, 2021, net of $0.2 million of fees and offering costs, were $2.6 million. As of June 30, 2022, $36.7 million remained available under the Company’s ATM facility. See Note 11 for a discussion of subsequent ATM facility activity.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into an equity line purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $11.8 million obligation remaining as of June 30, 2022. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

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

During the three and six months ended June 30, 2022, the Company sold 300,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.25 per share, resulting in proceeds of $0.4 million. During the three months ended June 30, 2021, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. During the six months ended June 30, 2021, the Company sold 200,000 shares of common stock under the purchase agreement with Lincoln Park at a weighted average price of $2.47 per share, resulting in proceeds of $0.5 million.

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

In addition to the 500,000 shares, the total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares authorized for issuance under the 2018 Plan is automatically increased (the “evergreen provision”) on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board of Directors. On January 1, 2022 and 2021, 572,410 and 529,325 additional shares, respectively, were authorized according to the evergreen provision. On February18, 2022, the Company’s Board of Directors amended and restated the 2018 Plan to add a provision permitting the grant of inducement awards under Nasdaq Marketplace Rule 5635(c)(4) to eligible recipients and initially reserved 200,000 shares of the Company’s common stock for issuance pursuant to inducement awards granted under the 2018 Plan. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the six months ended June 30, 2022 or 2021 and no unvested restricted stock units as of June 30, 2022 or December 31, 2021.

At June 30, 2022, 333,376 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At June 30, 2022, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At June 30, 2022, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the six months ended June 30, 2022, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8
Granted	958,000	$2.33
Cancelled/forfeited	(62,188)	$4.12
Options outstanding at June 30, 2022	2,850,787	$6.29	8.0	$—
Options exercisable at June 30, 2022	1,322,180	$9.80	6.6	$—

At June 30, 2022, there was $3.3 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 3.0 years. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2022 was $1.97 and $1.99, respectively. The weighted average grant date fair value of options granted during the three and six months ended June 30, 2021was $2.18 and $2.83, respectively. The fair value of shares vested during the three and six months ending June 30, 2022 was $0.4 million and $1.5 million, respectively. The fair value of shares vested during the three and six months ending June 30, 2021 was $0.3 million and $1.2 million, respectively. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation
Research and development	$158,880	$176,534	$299,320	$344,580
General and administrative	301,897	418,129	635,554	809,519
Total stock-based compensation expense	$460,777	$594,663	$934,874	$1,154,099

Warrants issued to SWK

	Six Months Ended June 30,
	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Granted during the period	150,000	$2.46	—	$—
Outstanding at end of the period	150,000	$2.46	—	$—

Exercisable at end of the period	150,000	$2.46

Weighted average remaining life	6.8 years		—

10.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrant, were not included in the calculation of the diluted loss per share because to do so would be anti-dilutive. The SWK Warrant price is subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position as of the second quarter of 2022 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrant (as common stock equivalents) would be anti-dilutive and thus would be excluded from the calculation of net loss per share. As of June 30, 2022, the Company excluded from its net loss per share calculations 2.4 million shares related to the Secured Convertible Notes under the “if-converted” method, since even after adjusting for discrete items related to the Secured Convertible Notes for interest and adjustment of fair value, the Company has a net loss during the period and to include these shares would be anti-dilutive.

As of June 30, 2022 and 2021, the number of shares of common stock underlying potentially dilutive securities consist of:

	June 30,
	2022	2021
Options to purchase common stock	2,850,787	1,751,475
SWK Warrant	150,000	—
Total	3,000,787	1,751,475

11.	SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company sold an aggregate of 133,206 shares of common stock under its ATM facility at an average gross sale price of $1.51 per share, resulting in gross and net proceeds of $0.2 million.

Subsequent to June 30, 2022, the Company sold 275,000 shares of common stock under its purchase agreement with Lincoln Park at an average gross sale price of $1.38 per share, resulting in gross proceeds of $0.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2022. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2021.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including ACER-001 (sodium phenylbutyrate), ACER-801 (osanetant), EDSIVO™ (celiprolol), and ACER-2820 (emetine), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could affect our ability to successfully implement our business strategy and cause actual results to differ materially from those anticipated. You should carefully consider all of the information in this report and, in particular, the principal risks set forth above under “Summary Risk Factors” and all of the other specific factors further discussed in Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company:

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four investigational programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including UCDs and MSUD; ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, Zika, dengue, Ebola, and COVID-19. Each of our product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by FDA.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of commercial product revenues and, as such, have been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $126.4 million as of June 30, 2022 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of June 30, 2022, we had cash and cash equivalents of $14.5 million and current liabilities of $17.5 million, which include $6.3 million associated with deferred collaboration funding. Our cash and cash equivalents available at June 30, 2022 are expected to be sufficient to fund our anticipated operating and capital requirements through the third quarter of 2022.

We will need to raise additional capital to fund continued operations beyond the third quarter of 2022 because neither FDA approval of ACER-001 nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the third quarter of 2022, including raising additional capital through either private or public equity or debt financing or additional program collaborations or non-dilutive funding, as well as using our ATM facility which has $36.7 million available as of June 30, 2022 and/or our remaining $11.8 million available under the equity line facility entered into on April 30, 2020 with Lincoln Park. (See At-the-Market Facility and Common Stock Purchase Agreement in Note 9 to our unaudited condensed financial statements.) Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our ATM facility which aggregate to no more than one-third of our public float. Additionally, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. (See Note 11 to our unaudited condensed financial statements for a discussion of subsequent ATM facility activity.) As noted above, we also have available to us the $42.5 million Term Loan conditional upon the approval of ACER-001 by FDA; provided, however, that if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date. The PDUFA target action date for the Company’s resubmitted New Drug Application (“NDA”) in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs is January 15, 2023. We have no commitments for any additional financing, except for the agreement with Lincoln Park and the Marathon Credit Agreement for the Term Loan. Any amounts raised will be used for further development of our product candidates, precommercial activities, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for at least 12 months from the date these financial statements are available, or August 15, 2023. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

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

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. From time to time, in connection with the Collaboration Agreement with Relief, we may recognize “contra-expense” for the research and development activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

At any time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects.

Since our inception in December 2013, we have spent a total of $78.0 million in research and development expenses through June 30, 2022. Of that amount, $35.2 million was directly related to EDSIVOTM; $26.2 million was directly related to ACER-001, offset by $10.7 of collaboration funding; $9.2 million was directly related to ACER-801; $5.4 million was directly related to ACER-2820; and $2.0 million was related to other development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; external precommercial costs; and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future. From time to time, in connection with the Collaboration Agreement with Relief, we may recognize “contra-expense” for the general and administrative activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the six months ended June 30, 2022, we have updated our critical accounting policies to include debt and convertible debt. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of our critical accounting policies and significant judgments and estimates.

Revenue Recognition and Accounting for Collaboration Agreements

Our revenues are generated from a single collaboration agreement which included the sale of a license of intellectual property. We analyze our collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and the collaboration partner are within the scope of other accounting literature. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”,) where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the ACER-001 approved product in the U.S. We also determined that the Services would be satisfied over time as measured using actual costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the ACER-001 product. Research and development expenses and general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730, Research and Development (“ASC 730”).

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

At June 30, 2022, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $14.2 million. We have recorded $6.3 million as a current liability, which equates to our estimate of remaining spending under the Collaboration Agreement which would occur within a 12-month period and prior to the date of the first commercial sale of ACER-001. The remaining balance of $7.9 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. We expect to recognize this deferred collaboration funding as we incur expenses associated with performing the Services up to the date of first commercial sale in Acer Territory and through the end of the effective date of the Collaboration Agreement. At June 30, 2022, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and by $10.7 million recorded as an offset to research and development expenses and $8.8 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. We evaluate the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might be impaired include declines in our stock price, market capitalization, or cash flows. We may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. Our goodwill is allocated to a single reporting unit. If we were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes among the following.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by CROs, manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in either of the three or six months ended June 30, 2022 or 2021. Our accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $0.3 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development (net of collaboration funding of $1,648,631 and $1,025,935 in the three months ended June 30, 2022 and 2021, respectively)	$3,426,773	$1,361,287	$2,065,486	152%
General and administrative (net of collaboration funding of $3,257,701 and $602,534 in the three months ended June 30, 2022 and 2021, respectively)	3,638,073	2,268,508	1,369,565	60%
Loss from operations	(7,064,846)	(3,629,795)	(3,435,051)	95%
Total other income (expense), net	4,397,810	560,758	3,837,052	684%
Net loss	$(2,667,036)	$(3,069,037)	$402,001	(13)%

Research and Development Expenses

Research and development expenses were $3.4 million, net of collaboration funding of $1.6 million, for the three months ended June 30, 2022, as compared to $1.4 million, net of collaboration funding of $1.0 million, for the three months ended June 30, 2021. This increase of $2.0 million was primarily due to increases in expenses for clinical studies. Research and development expenses for the three months ended June 30, 2022 were comprised of $2.1 million related to ACER-801; $1.8 million related to ACER-001, offset by $1.6 million of collaboration funding; $0.8 million related to EDSIVOTM; and $0.3 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $3.6 million, net of collaboration funding of $3.3 million, for the three months ended June 30, 2022, as compared to $2.3 million, net of collaboration funding of $0.6 million, for the three months ended June 30, 2021. This increase of $1.3 million was primarily due to increases in precommercial expenses, audit and consulting fees, and employee-related expenses, partially offset by a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance. Other income (expense), net for the three months ended June 30, 2021 was primarily attributable to a gain on extinguishment of debt related to the forgiveness of the Payroll Protection Program (“PPP”) loan.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue	$—	$900,000	$(900,000)	N/A
Operating expenses:
Research and development (net of collaboration funding of $4,648,002 and $1,312,038 in the six months ended June 30, 2022 and 2021, respectively)	6,598,412	3,367,192	3,231,220	96%
General and administrative (net of collaboration funding of $5,629,876 and $602,534 in the six months ended June 30, 2022 and 2021, respectively)	7,513,674	5,782,649	1,731,025	30%
Loss from operations	(14,112,086)	(8,249,841)	(5,862,245)	71%
Total other income (expense), net	2,266,046	569,499	1,696,547	298%
Net loss	$(11,846,040)	$(7,680,342)	$(4,165,698)	54%

Revenue

We recognized revenue of $0.9 million during the six months ended June 30, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses

Research and development expenses were $6.6 million, net of collaboration funding of $4.6 million, for the six months ended June 30, 2022, as compared to $3.4 million, net of collaboration funding of $1.3 million, for the six months ended June 30, 2021. This increase of $3.2 million was primarily due to increases in clinical studies and other medical affairs expenses, employee-related expenses including a one-time bonus accrual, and contract manufacturing expenses, partially offset by a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the six months ended June 30, 2022 were comprised of $4.9 million related to ACER-001, offset by $4.6 million of collaboration funding; $3.4 million related to ACER-801; $2.1 million related to EDSIVOTM; $0.2 million related to ACER-2820, and $0.6 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $7.5 million, net of collaboration funding of $5.6 million, for the six months ended June 30, 2022, as compared to $5.8 million, net of collaboration funding of $0.6 million, for the six months ended June 30, 2021. This increase of $1.7 million was primarily due to increases in precommercial expenses, audit and consulting fees, and employee-related expenses including a one-time bonus accrual, partially offset by a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance. Other income, net for the six months ended June 30, 2021 was primarily attributable to a gain on extinguishment of debt related to forgiveness of the PPP loan.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2022, we have raised net cash proceeds of $110.1 million, primarily from common stock offerings, private placements of convertible preferred stock, debt instruments, and convertible debt instruments. In addition, from inception to June 30, 2022, we have raised cash proceeds of $35.0 million from collaboration agreements. As of June 30, 2022, we had $14.5 million in cash and cash equivalents, and current liabilities aggregating to $17.5 million, which include $6.3 million associated with deferred collaboration funding. Our net loss for the three months ended June 30, 2022 and 2021 was $2.7 million and $3.1 million, respectively. As of June 30, 2022, we had an accumulated deficit of $126.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(12,866,087)	$9,242,939
Investing activities	(30,935)	(15,222)
Financing activities	14,656,004	7,139,047
Net increase in cash and cash equivalents	$1,758,982	$16,366,764

Operating Activities

Net cash used in operating activities was $12.9 million for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $9.2 million for the six months ended June 30, 2021.The decrease of $22.1 million was primarily the result of a decrease in deferred collaboration funding, an increase in net loss, after adjusting for non-cash changes in the fair value of debt, and debt issuance costs, partially offset by a decrease in collaboration receivables and increases in accounts payable and accrued expenses. During the six months ended June 30, 2021, we recorded in other current assets a $9.4 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we also recorded in other current assets an asset of an equal amount representing the expected recovery from our insurance carriers. During the six months ended June 30, 2022, we reduced the remaining value of this liability and this asset each by $9.2 million.

Investing Activities

Net cash used in investing activities during each of the six months ended June 30, 2022 and 2021 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $14.7 million for the six months ended June 30, 2022, as compared to $7.1 million for the six months ended June 30, 2021. Net cash provided by financing activities during the six months ended June 30, 2022 consisted primarily of $6.0 million net proceeds received from the Bridge Loan, $5.5 million net proceeds received from the Secured Convertible Notes, and $0.3 million received from the SWK Warrant, partially offset by issuance costs of $0.7 million related to these debt and convertible debt instruments, and proceeds from the issuance of common stock, net of issuance costs. Net cash provided by financing activities during the six months ended June 30, 2021 was primarily due to the $4.0 million received from the secured loan from Relief, which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement, as well as to proceeds from the issuance of common stock, net of issuance costs.

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

As of June 30, 2022, we had $14.5 million in cash and cash equivalents and had current liabilities of $17.5 million, which include $6.3 million associated with deferred collaboration funding. We believe that our cash and cash equivalents available at June 30, 2022 will be sufficient to fund our currently anticipated operating and capital requirements through the third quarter of 2022. There is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. We received a $10.0 million cash payment from Relief ($14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the Note, plus interest earned through the date of the Collaboration Agreement). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. In connection with the cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets pursuant to the Promissory Note.

On April 30, 2020, we entered into a $15.0 million equity line purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020, with $11.8 million obligation remaining as of June 30, 2022. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the three and six months ended June 30, 2022, we sold 300,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average gross sale price of $1.25 per share, resulting in proceeds of $0.4 million. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,400,000 shares of common stock under the purchase agreement for net proceeds of $3.2 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement. From May 19, 2020 through December 31, 2021, we sold an aggregate of 1,838,957 shares of common stock at an average gross sale price of $3.9228 per share, for gross proceeds of $7.2 million. Proceeds, net of $0.3 million of fees and offering costs were $6.9 million. During the three and six months ended June 30, 2022, we sold 1,062,547 shares of common stock through the ATM facility at a gross sale price of $3.0719 per share, for gross proceeds of $3.3 million. Proceeds, net of $0.2 million of fees and offering costs, were $3.1 million. We have no commitments for any additional financing, except for the agreement with Lincoln Park and the Marathon Credit Agreement for the Term Loan.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development and potential commercialization of ACER-001 beyond the third quarter of 2022
•	any continued development, including the initiation or continuation of one or more clinical trials for ACER-801
•	any continued development, including the DiSCOVER pivotal Phase 3 clinical trial for EDSIVOTM
•	our ability to obtain adequate levels of financing to meet our operating plan
•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish

•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of ACER-2820 we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

Until we can generate a sufficient amount of product sales revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity or debt securities, non-dilutive funding, and/or through strategic collaborations.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the third quarter of 2022, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility and/or our equity line facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds through public or private equity or debt financings or other sources, such as non-dilutive funding or strategic collaborations, when needed, we may be required to delay, limit, reduce or terminate our product development or pursuit of regulatory approval efforts or provide rights to develop and market product candidates to third parties that we would otherwise prefer to develop and, if applicable, market ourselves. Further, if we are unable to obtain additional funding to support our current or proposed activities and operations, we may not be able to continue our operations as currently anticipated, which may require us to suspend or terminate any ongoing development activities, modify our business plan, curtail various aspects of our operations, cease operations, or seek relief under applicable bankruptcy laws. In such event, our stockholders may lose a substantial portion or even all of their investment.

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

Collaboration Agreement

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between us and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) we received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to us a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note we issued to Relief, and (iii) we granted Relief a security interest in all of our assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest). Under the terms of the Collaboration Agreement, Relief committed to pay us Development Payments of up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12,

2021 and January 14, 2021. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. In connection with cancellation of the $4.0 million promissory note executed by us in favor of Relief on January 25, 2021, Relief released its security interest in all of our assets pursuant to the Promissory Note.

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between us and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, “Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements included in our Forms 10-Q/A for the periods ended March 31, 2021 and June 30, 2021.

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

As a result of the identified material weakness, our management directed a comprehensive review of this complex nonrecurring transaction to assess the possibility of further material misstatements that may remain unidentified. As a result of such review, and notwithstanding the material weakness described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q as of and for the three months ended June 30, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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
•

Implementing additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augmenting existing staff with internal and external skilled accounting resources, as appropriate, and strengthening the review process

In addition, we implemented additional review procedures around the accounting for debt, convertible debt, and warrants in connection with the transactions recorded in the six-month period ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing a plan to remediate the previously identified material weakness in our internal control over financial accounting to strengthen the effectiveness of the design and operation of our control environment. Other than implementing such remediation plan and the above referenced additional review procedures we are implementing around the recent debt, convertible debt, and warrant transactions, there have been no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations.

See Note 8 to our unaudited condensed financial statements included in this report for a description of a putative securities class action and stockholder derivative suit complaints filed against us, all of which have now been dismissed.

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

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2022, we had an accumulated deficit of $126.4 million, cash and cash equivalents of $14.5 million, and current liabilities of $17.5 million, which include $6.3 million associated with deferred collaboration funding. As discussed above, we believe that our cash and cash equivalents available at June 30, 2022 will be sufficient to fund our anticipated operating and capital requirements through the third quarter of 2022. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, which recently have been extremely challenging. For example, the volatility associated with the ongoing COVID-19 pandemic, the global supply chain issues and Russia’s invasion of Ukraine has caused significant instability and disruptions in the capital and credit markets, which may continue to be adversely affected by the possibility of a wider European or global conflict and global sanctions imposed in response to Russia’s invasion. The continued increase in inflation has exacerbated negative economic and financial conditions. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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

•	the cost of manufacturing current product candidates and future product candidates, if any, that we obtain approval for and successfully commercialize
•	the timing, receipt, and amount of payments we may receive from Relief under the Collaboration Agreement
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements
•	the number and characteristics of any additional product candidates we may develop or acquire
•	any product liability or other lawsuits related to our product candidates or commenced against us
•	the expenses needed to attract and retain skilled personnel
•	the costs associated with being a public company
•	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property rights, including litigation costs and the outcome of such litigation
•	the timing, receipt and amount of sales of, or royalties on, future approved product candidates, if any
•	the amount of our market capitalization as reflected from time to time in the open market

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

As of June 30, 2022, we had an accumulated deficit of $126.4 million, cash and cash equivalents of $14.5 million, and current liabilities of $17.5 million, which include $6.3 million associated with deferred collaboration funding. We believe that our cash and cash equivalents available at June 30, 2022 will be sufficient to fund our currently anticipated operating and capital requirements through the third quarter of 2022. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations, including reduction of employees recently hired in order to prepare for possible launch and marketing of ACER-001.

Our efforts to raise additional funds could be affected by negative conditions in the capital markets generally, which in recent months have been especially challenging, and there are numerous companies in the pharmaceutical and biotech sectors who are seeking additional capital from many of the same sources, which may also limit the amount of capital, if any, available to us.

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

On March 19, 2021, we entered into the Collaboration Agreement with Relief providing for the development and commercialization of ACER-001 for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between Acer and Relief on January 25, 2021 which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements in return for a $1.0 million exclusivity fee. Upon signing the Collaboration Agreement, we received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to us offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest). Under the terms of the Collaboration Agreement, Relief committed to pay us up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, we received from Relief the $10.0 million First Development Payment. We were contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon FDA’s acceptance of an NDA for ACER-001 in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, we entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. We received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, we retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where we will receive from Relief a 15% royalty on all net sales received in the Relief Territory. We could also receive a total of $6.0 million in milestone payments based on the first European (“EU”) marketing approvals of ACER-001 for a UCD and MSUD. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022.

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

Under our equity line purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020, with $11.8 million obligation remaining as of June 30, 2022. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,400,000 shares of common stock under the purchase agreement for net proceeds of $3.2 million.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement. From July 1, 2021 through the date of this report, we have sold an aggregate of 1,062,547 shares of common stock under our ATM facility for gross proceeds of $3.3 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2022 and 2021 was $11.8 million and $7.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $126.4 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

We currently have no source of commercial product sales revenue and may never be profitable.

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

We face substantial competitive and other risks in our ACER-2820 program, aimed against a variety of viruses, including cytomegalovirus, Zika, dengue, Ebola, and COVID-19, and we may be unable to raise non-dilutive capital to continue the program.

We have a development program for ACER-2820, a host-directed therapy against a variety of viruses, including cytomegalovirus, Zika, dengue, Ebola, and COVID-19. The competition for funding research and development in these diseases is intense and most of our competitors have greater resources available to them. Further advancement of the ACER-2820 program is dependent on our ability to raise non-dilutive capital. There can be no assurance that we will be able to obtain adequate financing to carry out our development plan or that, even if funding is obtained, our development of ACER-2820 will be successful, timely, and accepted by appropriate regulatory authorities.

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

Risks Related to the Secured Convertible Notes and Bridge Loan

The requirement that we repay in cash the outstanding principal balance and accrued interest on the Bridge Loan and the Secured Convertible Notes under certain circumstances, and the restrictive covenants contained in these debt instruments, could adversely affect our business plans, liquidity, financial condition and results of operations and may prevent us from taking actions that we would otherwise consider to be in our best interests. If we were to fail to meet our obligations under those agreements, the lender(s) could declare an event of default which, if not timely and fully cured to the lender(s) satisfaction, could result in a material adverse effect on our business, including but not limited to a loss of control over our cash and other assets, in which the lenders have a security interest.

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash but will accrue and be payable in cash within three business days of ACER-001 Approval. Additionally, subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan, each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require us to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. Any outstanding principal of the Secured Convertible Notes, together with all accrued and unpaid interest, will be due and payable on the earlier of March 14, 2025, or upon a change of control of Acer. With respect to the Bridge Loan, we have the option to capitalize the accrued interest on the Bridge Loan until November 15, 2022. Commencing November 15, 2022, the principal amount of the Bridge Loan amortizes at a rate of $0.7 million payable quarterly, with the final maturity being the earlier of (i) 12 business days after ACER-001 Approval if such occurs on or before September 30, 2022 or (ii) March 4, 2024 if ACER-001 Approval does not occur on or before September 30, 2022. We must also pay an exit fee to SWK of between 1.3 to 1.5 times the outstanding principal amount of the Bridge Loan, depending upon certain conditions and timing. Funding from the Term Loan will be available to us to be borrowed only upon and following ACER‑001 Approval and until December 31, 2022, and repayment terms do not commence until thereafter. We intend to use the proceeds from the Term Loan to refinance certain other indebtedness, including the Bridge Loan. However, if ACER-001 Approval does not occur prior to December 31, 2022, then the Term Loan will not be available to us unless we are able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date, and we may not have sufficient available cash or be able to obtain financing at the time we are required to make payments under our indebtedness. Funding of the Term Loan is also subject to the satisfaction of other conditions as set forth in the Marathon Credit Agreement. Moreover, although the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by FDA, the Prescription Drug User Fee Act (“PDUFA”) target action date is January 15, 2023. Our failure to repurchase Secured Convertible Notes at a time when the repurchase is required by the notes, or to pay any cash for principal reduction or accrued interest on the Secured Convertible Notes or the Bridge Loan would constitute a default under the relevant indebtedness.

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

If we are unable to make the required cash payments or refinance our indebtedness, there could be a default under the Secured Convertible Notes and/or the Bridge Loan. In such event, or if a default otherwise occurs, including as a result of our failure to comply with the restrictive covenants contained therein, the interest rate on the outstanding principal balance of the Secured Convertible Notes will increase from 6.5% to 11.5% from and after any occurrence and during the continuance of an event of default, pursuant to the Secured Convertible Note Purchase Agreement. In addition, if not timely cured, the lenders could take such actions as may be available to senior secured creditors generally, and specifically under the loan agreements, including assertion of control over some or all of our assets.

We entered into a loan agreement for the Secured Convertible Notes and Bridge Loan with Marathon and SWK, respectively, which provided us with initial loan proceeds of $12.5 million, less fees and costs, and which under certain circumstances can generate additional funding. In return for those funds and commitments, the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. Some of those covenants and conditions may significantly restrict our ability to conduct our business.

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

Risks Related to the Clinical Development and Marketing Approval of Our Product Candidates

Our NDA for ACER-001 received a Complete Response Letter in June 2022, although our resubmission of the NDA has been accepted for substantive review with a January 15, 2023 PDUFA target action date.

In June 2022, we received FDA’s Complete Response Letter regarding our NDA for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs. The Complete Response Letter indicated that FDA cannot approve the NDA in its current form and stated: “[The FDA’s] field investigator could not complete inspection of [the Company’s third-party contract packaging manufacturer], because the facility was not ready for inspection. Satisfactory inspection is required before [the NDA] may be approved. Please notify us in writing when this facility is ready for inspection.” The FDA did not cite any other approvability issues in the Complete Response Letter pertaining to the NDA, nor request any additional clinical or pharmacokinetic studies be conducted prior to FDA approval. The FDA did provide one comment in the Complete Response Letter (identified as “not an approvability issue”) requesting additional existing nonclinical information to be provided in the resubmission of the NDA. We are actively collaborating with our third-party contract packaging manufacturer and cooperating with FDA to address FDA’s comments as soon as reasonably possible. In this regard, we announced on July 18, 2022 the resubmission of an updated NDA for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs and, on July 28, 2022, we announced FDA’s acceptance of such resubmission for review as well as a PDUFA target action date for the resubmitted NDA of January 15, 2023. There can be no assurance, however, that FDA inspection of the third-party contract packaging manufacturer facility will be satisfactory, that such inspection is the only impediment to FDA approval of our resubmitted NDA, that our resubmitted NDA will otherwise be approved by FDA, or that ACER-001 will be approved for any indication. Depending on our progress with FDA and the resubmitted NDA, as well as our available resources and needs, we may decide at any time not to continue development of ACER-001, which could have a material adverse effect on our business operations and financial prospects.

The marketing approval processes of FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001, our business will be substantially harmed.

None of our current product candidates have gained marketing approval for sale in the U.S. or any other country, and we cannot guarantee that we will ever have marketable products. Our most advanced product, ACER-001, is currently under review with FDA with a January 15, 2023 PDUFA target action date. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the U.S. without first obtaining approval from FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

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

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions, even those that are or have been accepted for filing and reviewed by FDA, will ultimately be approved. If the application is not accepted for review, or if FDA finds after review that the NDA is not approvable as submitted, FDA may require that we conduct additional clinical studies or preclinical testing or take other actions before it will reconsider our application. If FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to reduce headcount or other expenses and/or expend more resources than we have available. In addition, FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

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

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data, which could have a negative impact on the success of our product development efforts.

Traditional drug development typically relies upon Section 505(b)(1) of the FFDCA for seeking marketing authorization in the U.S., where the sponsor of the product candidate (i.e., the applicant for marketing authorization) is required to conduct all of the studies needed to demonstrate the safety and efficacy of such candidate, a pathway that we plan to use for ACER-801 and EDSIVOTM. Our current strategy for seeking marketing authorization in the U.S. for ACER-001 relies at least in part on Section 505(b)(2) of the FFDCA, which permits use of a marketing application, referred to as a 505(b)(2) application, where at least some of the information needed to demonstrate the safety and efficacy of the product candidate at issue for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use. The FDA interprets this to mean that an applicant may rely for approval on such data as that found in published literature or FDA’s finding of safety or effectiveness, or both, of a previously approved drug product owned by a third party. There is no assurance that FDA would find third-party data relied upon by us in a 505(b)(2) application sufficient or adequate to support approval, and FDA may require us to generate additional data to support the safety and efficacy of our product candidates. Depending on the time, nature, risk, and cost of obtaining that data or undertaking the required activities, we may decide that we are not able or willing to proceed with development, and may or may not reduce headcount and spending accordingly.

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

Following a Type B meeting with FDA in the second quarter of 2021, we are now conducting a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the trial under SPA agreement with FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug); and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In April 2022, we received breakthrough therapy designation and reached agreement on a SPA in May 2022. The trial plan is to enroll approximately 150 COL3A1+ vEDS patients in the U.S., and the duration of the trial is estimated to be approximately 3.5 years to complete once fully enrolled (based on statistical power calculations and number of primary events). Additional capital will be needed to fund the trial beyond the third quarter of 2022. One interim analysis (based on number of primary events) is planned at approximately 24 months after full enrollment. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of June 30, 2022, we had a workforce of 41 full-time employees, in addition to several consultants or independent contractors, to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

Currently, most reported estimates of the prevalence of UCDs, MSUD, and vEDS are based on studies of small subsets of the population of specific geographic areas, which are then extrapolated to estimate the prevalence of the diseases in the broader world population. It is difficult to precisely measure the incidence or prevalence of vEDS in any population. Studies estimate the prevalence of vEDS as ranging from approximately 1 in 90,000 to 1 in 250,000. In 2017, we commissioned a patient-finder study that phenotypically identified 4,169 vEDS patients in the U.S. from an analysis of a commercially available patient claims database, with data of approximately 190 million unique patient lives. Based on that information, we estimate the prevalence of phenotypically-defined vEDS in the U.S. could be greater than 1 in 45,000.

It is estimated that UCDs, MSUD, and vEDS collectively impact approximately 7,000 patients in the U.S. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of UCDs, MSUD, or vEDS in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of UCDs, MSUD, or vEDS or of the number of patients who may benefit from treatment with ACER-001 or EDSIVOTM prove to be incorrect, the market opportunities for our product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for each of these product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

We currently have limited marketing and sales experience. If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any product sales revenue.

We have never commercialized a product candidate and, although precommercial activities had been conducted for ACER-001 and EDSIVOTM prior to our receipt of FDA’s Complete Response Letters with respect to each of these development programs, we currently do not have marketing, sales or distribution capabilities for any marketed products. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved product candidates, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by FDA after we submit our NDA for a product candidate. For example, the Complete Response Letter we received for ACER-001 identifies satisfactory inspection of our packaging and labeling contract vendor as a necessary prerequisite to any approval for marketing ACER-001. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of FDA or others, FDA may refuse to approve our NDA. If FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidates or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidates, to obtain marketing approval of our NDA or to continue to market our product candidates, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization (“CMO”) or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of our product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. Although we have contracts in place, they may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

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
•

the development status of any of our drug candidates, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to (i) ACER-001 for which we received FDA’s acceptance for review of our resubmitted New Drug Application for the treatment of patients with UCDs and a PDUFA target action date of January 15, 2023, (iii) potential ACER-801 topline results in the fourth quarter of 2022 from an ongoing Phase 2a trial for the treatment of moderate to severe VMS in post-menopausal women, assuming such trial continues to completion on the schedule currently expected, and (iv) a recently commenced EDSIVOTM pivotal Phase 3 clinical trial in patients with COL3A1+ vEDS

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

•	our ability to sell shares of common stock pursuant to our at-the-market facility with Jones Trading Institutional Services and Roth Capital Partners, LLC

Broad market and industry factors, as well as economic and political factors, also may materially adversely affect the market price of our common stock. As noted, the short-, medium-, and long-term impacts of the COVID-19 pandemic on the U.S. and global economies generally, and on our business specifically, are difficult to predict.

We have been notified that we are not in compliance with the Nasdaq continued listing requirements. If we are unable to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock's market price and liquidity and reduce our ability to raise capital.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 31, 2022, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our minimum Market Value of Listed Securities (“MVLS”) was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time. In accordance with Nasdaq listing rules, we have 180 calendar days, or until November 28, 2022, to regain compliance. Previously, on December 29, 2021, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our MVLS was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time and at December 31, 2021. In accordance with Nasdaq listing rules, we had 180 calendar days, or until June 27, 2022, to regain compliance. On March 30, 2022, we received notice from Nasdaq that we had regained compliance with the applicable continued listing standards and that the matter was closed. There can be no assurance that we will be able to regain and maintain compliance with Nasdaq listing standards. Our failure to meet or to continue to meet these requirements could result in our common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of certain contractual obligations.

We have been a defendant in securities litigation in the past and may become the target of securities litigation in the future, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. For example, we were named in a putative securities class action complaint and several stockholder derivative actions, which have been subsequently settled, as a result of the decline in our stock price following a 2019 Complete Response Letter from FDA regarding our NDA for EDSIVO™. If we become involved in this type of litigation in the future, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 15,672,791 shares of common stock were outstanding as of June 30, 2022. As of such date, another 2,850,787 shares of common stock were issuable upon exercise of outstanding options, 150,000 shares of common stock were issuable upon exercise of the SWK Warrant, and the Secured Convertible Notes were outstanding and convertible by the holders into shares of common stock (including 2,400,000 shares upon conversion of the original principal amount, without taking into account the limitations on the conversion of the Secured Convertible Notes, plus additional shares if accrued but unpaid interest on the Secured Convertible Notes is converted into shares of common stock). A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the equity line purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, with $11.8 million obligation remaining as of June 30, 2022. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,400,000 shares of common stock under the purchase agreement for net proceeds of $3.2 million.

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

On November 9, 2018, we entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market offering. We have no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of June 30, 2022, $36.7 million remained available under this facility, subject to various limitations.

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

As of June 30, 2022, our executive officers and directors and their affiliates beneficially owned or controlled 14% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1+	Employment Agreement between Acer Therapeutics Inc. and Tanya Hayden dated June 19, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

*	Filed herewith.
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

ACER THERAPEUTICS INC.

Date: August 15, 2022	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Financial Officer (Principal Financial and Accounting Officer)