Form 10-Q/A
period 2022-06-30
Acer Therapeutics Inc.
filed 2022-11-14
CIK 1069308

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

EXPLANATORY NOTE

Acer Therapeutics Inc. (the "Company" or "we," "our" or "us") is filing this Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to amend its Quarterly Report on Form 10-Q, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 15, 2022 (the "Original Form 10-Q"), to restate certain items presented in our Original Form 10-Q. This Form 10-Q/A includes restatement of our unaudited condensed interim financial statements as of and for the three and six months ended June 30, 2022. We are also providing an update in our disclosures in Part I, Item 4, “Controls and Procedures,” of this Form 10-Q/A regarding a material weakness in internal control over financial reporting.

Background of Restatement

On November 10, 2022, the Company, after discussion with its independent registered public accounting firm and the Audit Committee of its Board of Directors (the “Audit Committee”), concluded that it incorrectly applied certain interpretive accounting guidance related to ASC 260, Earnings Per Share (the “Guidance”), which affected the Company’s presentation of its diluted earnings per share (“EPS”) calculation.

As a general rule, where shares issuable from convertible instruments are “anti-dilutive” (e.g., inclusion of such shares in a diluted EPS calculation on an “if converted” basis would have the effect of decreasing the loss per share), diluted EPS calculations exclude such shares.  For companies (like the Company) which are experiencing losses, this is a common result.  A different outcome is possible, however, in certain circumstances involving a contract which is (i) reported as an asset or liability for accounting purposes and recorded at fair value, where changes in fair value occurring from period to period are recorded in earnings, and (ii) convertible into shares.  The Company has such a contract – i.e., the Company’s secured convertible notes in an aggregate original principal amount of $6 million issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (the “Secured Convertible Notes”).

In the Original Form 10-Q, the Company excluded from its diluted EPS calculation for the three and six months ended June 30, 2022, the shares issuable upon a conversion of the Secured Convertible Notes – i.e., the Secured Convertible Notes was not treated on an “if converted” basis.  The Company also recognized a reduction, during the three and six months ended June 30, 2022, in the fair value of the Secured Convertible Notes of $2.6 million and $1.7 million, respectively, through non-operating income in the statement of operations (i.e., the Company recognized a “gain” from a reduction in the fair value of this debt).  Pursuant to the Guidance, if the change in loss that would result if a contract had been reported as an equity instrument for accounting purposes during a period would be dilutive (i.e., increasing the loss per share in the Company’s situation), then the “if converted” method is applied.  In the instance of the Secured Convertible Notes at and for the three and six months ended June 30, 2022, applying the “if converted” method would have resulted in the addition of 2,407,693 and 1,577,900 weighted average shares to the denominator of the Company’s diluted EPS calculation for the three and six months, respectively. These shares are with respect to the original principal amount of the Secured Convertible Notes, and the assumed conversion of accrued interest owed at the beginning of the period, which alone would have had the common “anti-dilutive” result.  However, applying such method also would have resulted in elimination from the diluted EPS calculation numerator of the $2.6 million and $1.7 million “gain” from the reduction in the fair value of the Secured Convertible Notes during the three and six months ended June 30, 2022, respectively. These share and gain adjustments distill an overall net dilutive effect on the Company’s diluted EPS calculation. Thus, pursuant to the Guidance, “if converted” treatment should have been applied to the Secured Convertible Notes for the three and six months ended June 30, 2022.

The Original Form 10-Q, including in Notes 7 and 10 in the Notes to Unaudited Condensed Interim Financial Statements, included disclosures regarding (i) 2.4 million shares of the Company’s common stock issuable upon a conversion of the original principal amount of the Secured Convertible Notes and the assumed conversion of accrued interest owed at the beginning of the period, (ii) the reduction, during the three and six months ended June 30, 2022, in the fair value of the Secured Convertible Notes of $2.6 million and $1.7 million, respectively and (iii) the Company’s calculation of its diluted EPS without the inclusion of shares issuable upon a conversion of the Secured Convertible Notes as if it had been converted at the beginning of the period.

The restatement reflects the addition of “if converted” treatment of the Secured Convertible Notes in the Company’s calculation of its diluted EPS as well as related information in the Notes to Unaudited Condensed Interim Financial Statements. The following table presents the effects of the error correction on the Company’s Unaudited Condensed Interim Statement of Operations for the three and six months ended June 30, 2022, by showing basic net loss per share as previously reported, and additional disclosure of diluted loss per share and diluted weighted average common shares outstanding applying the “if converted” method to the Secured Convertible Notes as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share – basic (as restated)	$(0.17)	$(0.21)	$(0.80)	$(0.54)
Weighted average common shares outstanding – basic (as restated)	15,273,707	14,310,244	14,794,637	14,225,551
Net loss per share – diluted (as restated) (1)	$(0.30)	$(0.21)	$(0.83)	$(0.54)
Weighted average common shares outstanding – diluted (as restated)	17,681,400	14,310,244	16,372,537	14,225,551

(1) In calculating diluted net loss per share, we excluded the impact of changes in the fair value of the Secured Convertible Notes of $2.6 million and $1.7 million, for the three and six months ended June 30, 2022, respectively. Included in the denominator using the “if-converted” method during the three and six months ended June 30, 2022, are the 2,407,693 shares and 1,577,900 shares, respectively, associated with the original principal amount of the Secured Convertible Notes and the assumed conversion of accrued interest owed at the beginning of the period.

Refer to Note 1, “Nature Of Operations And Basis Of Presentation,” Note 2, “Significant Accounting Policies, Basic and Diluted Net Loss per Common Share,” and Note 10, “Net Loss Per Share,” to the Unaudited Condensed Financial Statements included in this Form 10-Q/A for more information regarding the impact of correcting the error on the Company’s consolidated financial statements.

The Audit Committee concluded that the previously issued Unaudited Condensed Financial Statements and financial data covering the three and six months ended June 30, 2022 contained in the Original Form 10-Q required restatement and should no longer be relied upon. See the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2022 for additional details.

Internal Control Over Financial Reporting

The Company’s management has determined that there were deficiencies in its internal control over financial reporting that constituted a material weakness at June 30, 2022. For a discussion of management’s consideration of its disclosure controls and procedures and the material weakness in its internal control over financial reporting, see Part I, Item 4, “Controls and Procedures,” included in this Form 10-Q/A.

The following items included in the Original Form 10-Q are amended by this Form 10-Q/A.

•	•Summary Risk Factors
•	•Part I, Item 1 - Financial Statements and Notes
•	•Part I, Item 4 - Controls and Procedures
•	•Part II, Item 1A – Risk Factors

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, nor modify or update the information contained therein other than as required to correct the error noted above and record the adjustment described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer are filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-Q/A.

ACER THERAPEUTICS INC.

For the six months ended June 30, 2022

SUMMARY RISK FACTORS (AS RESTATED)

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

•

We will require additional financing to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts

•

Substantial doubt exists as to our ability to continue as a going concern. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations

•

The requirement that we repay in cash the outstanding principal balance and accrued interest on our senior secured term loan facility in an aggregate principal amount of $6.5 million with the lenders party thereto and SWK Funding LLC, as the agent (the “Bridge Loan”), and, under certain circumstances, secured convertible notes in an aggregate principal amount of $6 million issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (the “Secured Convertible Notes”), and the restrictive covenants contained in these debt instruments, could adversely affect our business plans, liquidity, financial condition and results of operations and may prevent us from taking actions that we would otherwise consider to be in our best interests

•

Our initial New Drug Application (“NDA”) for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with urea cycle disorders (“UCDs”) received a Complete Response Letter, although our resubmission of the NDA has been accepted for substantive review by the United States Food and Drug Administration (“FDA”) with a January 15, 2023 Prescription Drug User Fee Act (“PDUFA”) target action date

•

The marketing approval processes of FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001, our business will be substantially harmed

•

If we are unable to obtain approval under Section 505(b)(2) of the FFDCA or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data, which could have a negative impact on the success of our product development efforts

•

We entered into the Secured Convertible Notes and Bridge Loan which provided us with initial loan proceeds of $12.5 million, less fees and costs. In return for those funds and commitments, the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. Some of those covenants and conditions may significantly restrict our ability to conduct our business

•

We entered into the Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows Relief to control the development and commercialization of ACER-001 for the treatment of UCDs and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability. In addition, we are required to provide assistance to Relief in the performance of their contractual obligations, which may distract us from achieving our objectives

•

Our efforts to raise additional funds could be affected by negative conditions in the capital markets, which in recent months have been especially challenging, and there are numerous companies in the pharmaceutical and biotech sectors who are seeking additional capital from many of the same sources, which may also limit the amount of capital, if any, available to us

•

We have identified material weaknesses in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the three months ended March 31, 2021 and June 30, 2021, and another restatement of our unaudited condensed interim financial statements for the three and six months ended June 30, 2022. These material weaknesses, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

•

Funding from our equity line purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and our “at-the-market” (“ATM”) facility with JonesTrading Institutional Services LLC (“Jones Trading”) may be limited or may be insufficient to fund our operations or implement our strategy

•

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability

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

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited) (As Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$900,000
Operating expenses:
Research and development (net of collaboration funding of $1,648,631 and $1,025,935 in the three months ended June 30, 2022 and 2021, respectively, and of $4,648,002 and $1,312,038 in the six months ended June 30, 2022 and 2021, respectively)	3,426,773	1,361,287	6,598,412	3,367,192
General and administrative (net of collaboration funding of $3,257,701 and $602,534 in the three months ended June 30, 2022 and 2021, respectively, and of $5,629,876 and $602,534 in the six months ended June 30, 2022 and 2021, respectively)	3,638,073	2,268,508	7,513,674	5,782,649
Total operating expenses	7,064,846	3,629,795	14,112,086	9,149,841
Loss from operations	(7,064,846)	(3,629,795)	(14,112,086)	(8,249,841)
Other income (expense), net:
Costs of debt issuance	(200,129)	—	(1,368,194)	—
Changes in fair value of debt instruments	4,729,460	—	3,767,060	—
Interest and other income (expense) , net	(139,234)	564,914	(142,072)	524,751
Foreign currency transaction gain (loss)	7,713	(4,156)	9,252	44,748
Total other income (expense), net	4,397,810	560,758	2,266,046	569,499
Net loss	$(2,667,036)	$(3,069,037)	$(11,846,040)	$(7,680,342)
Net loss per share - basic (as restated)	$(0.17)	$(0.21)	$(0.80)	$(0.54)
Weighted average common shares outstanding - basic (as restated)	15,273,707	14,310,244	14,794,637	14,225,551
Net loss per share - diluted (as restated)	$(0.30)	$(0.21)	$(0.83)	$(0.54)
Weighted average common shares outstanding - diluted (as restated)	17,681,400	14,310,244	16,372,537	14,225,551

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

Restatement of Previously Issued Financial Statements

The Company has restated its previously reported unaudited condensed interim financial statements for the three and six months ended June 30, 2022. The restatement reflects the addition of “if converted” treatment of the Secured Convertible Notes in the Company’s calculation of its diluted EPS as well as related information in the Notes to Unaudited Condensed Interim Financial Statements. The following table presents the effects of the error correction on the Company’s Unaudited Condensed Interim Statement of Operations for the three and six months ended June 30, 2022, by showing basic net loss per share as previously reported, and additional disclosure of diluted loss per share and diluted weighted average common shares outstanding applying the “if converted” method to the Secured Convertible Notes as described above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss per share – basic (as restated)	$(0.17)	$(0.21)	$(0.80)	$(0.54)
Weighted average common shares outstanding – basic (as restated)	15,273,707	14,310,244	14,794,637	14,225,551
Net loss per share – diluted (as restated) (1)	$(0.30)	$(0.21)	$(0.83)	$(0.54)
Weighted average common shares outstanding – diluted (as restated)	17,681,400	14,310,244	16,372,537	14,225,551

(1) In calculating diluted net loss per share, we excluded the impact of changes in the fair value of the Secured Convertible Notes of $2.6 million and $1.7 million, for the three and six months ended June 30, 2022, respectively. Included in the denominator using the “if-converted” method during the three and six months ended June 30, 2022, are the 2,407,693 shares and 1,577,900 shares, respectively, associated with the original principal amount of the Secured Convertible Notes and the assumed conversion of accrued interest owed at the beginning of the period.

Refer to Note 10, “Net Loss Per Share,” and Note 2 “Significant Accounting Policies, Basic and Diluted Net Loss per Common Share” to these unaudited condensed financial statements included in this form 10-Q/A for more information regarding the impact of correcting the error on the Company’s consolidated financial statements.
2.	SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)

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

Basic and Diluted Net Loss per Common Share (As Restated)

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, in those instances where it would be dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants, the impact of unvested restricted stock, and the potential shares assuming conversion of convertible debt. Basic and diluted shares outstanding are the same for each period presented when all common stock equivalents, including potential shares from convertible debt and warrants, would be antidilutive due to the net losses incurred, except in certain instances as noted below.

The two-class method is an earnings allocation formula that treats a participating security such as a warrant as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company has been in a net loss position and while our warrants are considered a participating security, the terms of the warrant agreement does not obligate them to participate in losses. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method or treasury stock method, as applicable, to the potentially dilutive instruments. A contract that may be settled in shares and is reported as an asset or liability for accounting purposes may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and doing so is dilutive to the net loss per share calculation (including as a result of the inclusion of underlying shares in the net loss per share calculation).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation
Research and development	$158,880	$176,534	$299,320	$344,580
General and administrative	301,897	418,129	635,554	809,519
Total stock-based compensation expense	$460,777	$594,663	$934,874	$1,154,099

Warrants issued to SWK

	Six Months Ended June 30,
	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Granted during the period	150,000	$2.46	—	$—
Outstanding at end of the period	150,000	$2.46	—	$—

Exercisable at end of the period	150,000	$2.46

Weighted average remaining life	6.8 years		—

10.	NET LOSS PER SHARE (AS RESTATED)

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrant, were not included in the calculation of the diluted loss per share because to do so would be anti-dilutive. The SWK Warrant price is subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position as of the second quarter of 2022 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrant (as common stock equivalents) would be anti-dilutive and thus would be excluded from the calculation of net loss per share. When calculating diluted net loss per share, the Company includes, only if dilutive, the potential common shares associated with the Secured Convertible Notes using the “if converted” method, which adjusts the numerator for any impact to earnings for the period and includes in the denominator the shares assumed to be converted at the beginning of the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2022 is as follows:

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Numerator:
Net loss	$(2,667,036)	$(11,846,040)

Denominator:
Basic:
Weighted average shares of common stock outstanding	15,273,707	14,794,637

Diluted:
Weighted average shares of common stock outstanding	15,273,707	14,794,637
Effect of potentially dilutive shares (1)	2,407,693	1,577,900
Total weighted average shares of common stock and potentially dilutive shares	17,681,400	16,372,537

Net loss per common share:
Basic:
Net loss applicable to common stockholders	$(2,667,036)	$(11,846,040)
Weighted average shares of stock outstanding, basic	15,273,707	14,794,637
Basic net loss per common share	$(0.17)	$(0.80)

Diluted:
Net loss applicable to common shareholders, diluted (1)	$(5,308,236)	$(13,524,840)
Weighted average shares of stock outstanding, diluted	17,681,400	16,372,537
Diluted net loss per common share	$(0.30)	$(0.83)

(1) In calculating diluted net loss per share, we excluded the impact of changes in the fair value of the Secured Convertible Notes of $2.6 million and $1.7 million, for the three and six months ended June 30, 2022, respectively. The 2,407,693 shares and 1,577,900 shares for the three and six months ended June 30, 2022, respectively, are the weighted average shares associated with the original principal amount of the Secured Convertible Notes and the shares that may be issuable upon the conversion of accrued interest owed at the beginning of the period.

As of June 30, 2022 and 2021, the number of shares of common stock underlying potentially dilutive securities excluded from the calculation of diluted net loss per share, because our net loss meant that their inclusion would have been anti-dilutive for those periods, consists of:

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures. (As Restated)

Evaluation of Disclosure Controls and Procedures (As Restated)

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between us and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, “Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements included in our Forms 10-Q/A for the periods ended March 31, 2021 and June 30, 2021. Additionally, management determined that a restatement of certain items presented in our original Form 10-Q for the period ended June 30, 2022, was required as a result of a material weakness in our internal control over financial reporting related to the application of certain interpretive accounting guidance related to ASC 260, Earnings Per Share. Specifically, when the fair value of a contract is reported as an asset or liability for accounting purposes and changes in the fair value are recorded through earnings, such as the Secured Convertible Notes, the calculation of diluted earnings per share using the “if-converted” method may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and in doing so the result is dilutive to the net loss per share calculation. Refer to the EXPLANATORY NOTE included at the beginning of this Form 10-Q/A and Note 10 “Net Loss Per Share” to the Unaudited Condensed Financial Statements included in this Form 10-Q/A for the period ended June 30, 2022.

Material Weaknesses in Internal Control over Financial Reporting (As Restated)

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

We identified an additional material weakness related to control over financial reporting, and specifically the application of ASC 260, Earnings Per Share. This matter was discovered during the course of the external review of the accounting for earnings per share and was reviewed with our Audit Committee. This material weakness resulted in the restatement described in the EXPLANATORY NOTE included at the beginning of this Form 10-Q/A and in Part I, Item 1, Note 1 “Nature of Operations and Basis of Presentation, Restatement of Previously Issued Financial Statements” to the unaudited condensed interim financial statements included in this Form 10-Q/A for the period ended June 30, 2022.The Company has clarified its internal documentation and revised its accounting position to appropriately consider the impact of such a diluted calculation related to an instrument recorded as an asset or liability at fair value with changes in fair value recorded through earnings.

As a result of the identified material weaknesses, our management directed a comprehensive review of the complex nonrecurring Relief collaboration transaction to assess the possibility of further material misstatements that may remain unidentified, as well as a comprehensive review of its accounting policy and procedures for calculating earnings per share.

As a result of such review, and notwithstanding the material weaknesses described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q as of and for the three and six months ended June 30, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Process (As Restated)

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
•

Implementing additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augmenting existing staff with internal and external skilled accounting resources, as appropriate, and strengthening the review process

In addition, we implemented additional review procedures around the accounting for debt, convertible debt, and warrants in connection with the transactions recorded in the six months ended June 30, 2022.

We have implemented a comprehensive review of our accounting policy and procedure to clarify the application of the “if converted” method and its impact on convertible instruments recorded as assets or liabilities which are measured at fair value with changes in fair value recognized in earnings. Additionally, we will separate the controls over the calculation and presentation of earnings per share into a separate set of control activities to ensure the appropriate level of accuracy and precision is applied to every potential common share appropriately.

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

Changes in Internal Control over Financial Reporting (As Restated)

As discussed above, we are implementing a plan to remediate the previously identified material weaknesses in our internal control over financial accounting to strengthen the effectiveness of the design and operation of our control environment. Other than implementing such remediation plan and the above referenced additional review procedures we are implementing around the recent debt, convertible debt, and warrant transactions, and additionally earnings per share related to the “if-converted” method, there have been no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have identified material weaknesses in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the three months ended March 31, 2021 and June 30, 2021, and another restatement of our unaudited condensed interim financial statements for the three and six months ended June 30, 2022. These material weaknesses, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022. As also described elsewhere in this report, a restatement of certain items presented in our original Form 10-Q for the period ended June 30, 2022, was required as a result of a material weakness in our internal control over accounting for debt related to the application of certain interpretive accounting guidance related to ASC 260, Earnings Per Share. Specifically, when the fair value of a contract is reported as an asset or liability for accounting purposes and changes in the fair value are recorded through earnings, such as the Secured Convertible Notes, the calculations of diluted earnings per share using the “if-converted” method may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and in doing so the result is dilutive to the net loss per share calculation.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified with respect to our accounting and reporting for the Relief transaction as well as application of the “if-converted” method to the Secured Convertible Notes in certain situations, see Part I, Item 4, “Controls and Procedures” included in this report.

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

We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

As discussed in this report, we identified a material weakness in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the three months ended March 31, 2021 and June 30, 2021 relating to the Collaboration Agreement we entered into with Relief. As also discussed in this report, a restatement of certain items presented in our original Form 10-Q for the three and six months ended June 30, 2022, was required as a result of a material weakness in our internal control over accounting for debt related to the application of certain interpretive accounting guidance related to ASC 260, Earnings Per Share. Specifically, when the fair value of a contract is reported as an asset or liability for accounting purposes and changes in the fair value are recorded through earnings, such as the Secured Convertible Notes, the calculation of diluted earnings per share using the “if-converted” method may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and in doing so the result is dilutive to the net loss per share calculation. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

ACER THERAPEUTICS INC.

Date: November 14, 2022	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Financial Officer (Principal Financial and Accounting Officer)