Form 10-Q
period 2022-09-30
Acer Therapeutics Inc.
filed 2022-11-14
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 1, 2022, there were 16,373,611, shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the nine months ended September 30, 2022

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, including our condensed financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

•

We have sufficient capital to fund current operations only through part of the fourth quarter of 2022. We will require additional financing almost immediately and in any event within the fourth quarter of 2022 to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts, or to suspend or restructure our business

•

Substantial doubt exists as to our ability to continue as a going concern. Unless we are able to raise additional capital almost immediately and in any event within the fourth quarter of 2022 to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, restructure, reduce, or delay operations. Our efforts to raise additional funds could be affected by negative conditions in the capital markets, which in recent months have been especially challenging, and there are numerous companies in the pharmaceutical and biotech sectors who are seeking additional capital from many of the same sources, which may also limit the amount of capital, if any, available to us

•

The requirement that we repay in cash the outstanding principal balance and accrued interest on our senior secured term loan facility in an aggregate principal amount of $6.5 million with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, and, under certain circumstances, secured convertible notes in an aggregate principal amount of $6.0 million issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (the “Secured Convertible Notes”), and the restrictive covenants contained in these debt instruments, could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability, and prevent us from taking actions that we would otherwise consider to be in our best interests

•

Our initial New Drug Application (“NDA”) for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with urea cycle disorders (“UCDs”) received a Complete Response Letter in June 2022, although our resubmission of the NDA has been accepted for substantive review by the United States Food and Drug Administration (“FDA”) with a January 15, 2023 Prescription Drug User Fee Act (“PDUFA”) target action date

•

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001, our business will be substantially harmed

•

If we are unable to obtain approval under Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act (“FFDCA”) or if we are required to generate additional data related to safety or efficacy in order to seek approval under Section 505(b)(2), we may be unable to meet our anticipated development and commercialization timelines, and could decide not to pursue further development, depending on the expected time, cost, and risks associated with generating any such additional data, which could have a negative impact on the success of our product development efforts

•

We entered into the Secured Convertible Notes and a senior secured term loan facility (the “Bridge Loan”) which provided us with initial loan proceeds of $12.5 million, less fees and costs, and which under certain circumstances can generate additional funding. In return for those funds and commitments, the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. Some of those covenants and conditions could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability, and prevent us from taking actions that we would otherwise consider to be in our best interests

•

We entered into the Collaboration and License Agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) which allows Relief to control the development and commercialization of ACER-001 for the treatment of UCDs and Maple Syrup Urine Disease (“MSUD”) in territories other than the United States (“U.S.”), Canada, Brazil, Turkey and Japan, which may impact our ability to generate revenues and achieve or sustain profitability. In addition, we are required to provide assistance to Relief in the performance of their contractual obligations, which may distract us from achieving our objectives

•

We have identified material weaknesses in our internal control over financial reporting that resulted in a restatement of our unaudited condensed interim financial statements for the three months ended March 31, 2021 and June 30, 2021, and another restatement of our unaudited condensed interim financial statements for the three and six months ended June 30, 2022. These material weaknesses, if not remediated, could again adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner

•

Funding from our equity line purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and our “at-the-market” (“ATM”) facility with JonesTrading Institutional Services LLC (“Jones Trading”) may be limited or may be insufficient to fund our operations or implement our strategy

•

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability

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
•

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, particularly for product candidates for rare diseases. Our ability to successfully design and complete clinical trials is uncertain

•

Our product candidates may cause undesirable adverse effects or have other properties that could delay or prevent their marketing approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if obtained

•

Even if we obtain the required regulatory approvals in the U.S. and other territories, the commercial success of our product candidates will depend on, among other factors, market awareness and acceptance of our product candidates

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

•	Future sales of our common stock or the issuance of debt or other equity securities, which may be senior to the common stock, could cause dilution and could cause the price of our stock to decline

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,377,923	$12,710,762
Collaboration receivable	—	5,000,000
Prepaid expenses	920,710	1,094,229
Other current assets	5,436	9,283,625
Total current assets	7,304,069	28,088,616
Property and equipment, net	92,502	114,112
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	280,695	406,956
Total assets	$15,324,533	$36,256,951
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,687,513	$1,405,734
Accrued expenses	3,858,735	2,428,193
Deferred collaboration funding, current	10,598,201	15,825,938
Other current liabilities	138,721	9,450,085
Bridge loan payable, current, at fair value	1,510,571	—
Total current liabilities	20,793,741	29,109,950
Deferred collaboration funding, non-current	—	8,661,109
Bridge loan payable non-current, at fair value	2,967,788	—
Convertible note payable, at fair value	3,603,000	—
Other non-current liabilities	167,321	209,497
Total liabilities	27,531,850	37,980,556
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 16,373,611 and 14,310,244 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,637	1,431
Additional paid-in capital	119,153,985	112,784,918
Accumulated deficit	(131,362,939)	(114,509,954)
Total stockholders’ deficit	(12,207,317)	(1,723,605)
Total liabilities and stockholders’ deficit	$15,324,533	$36,256,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$—	$—	$900,000
Operating expenses:
Research and development (net of collaboration funding of $2,178,078 and $3,454,881 in the three months ended September 30, 2022 and 2021, respectively, and of $6,826,080 and $4,766,919 in the nine months ended September 30, 2022 and 2021, respectively)	2,681,680	1,435,461	9,280,092	4,802,653
General and administrative (net of collaboration funding of $1,432,889 and $958,590 in the three months ended September 30, 2022 and 2021, respectively, and of $7,062,766 and $1,561,124 in the nine months ended September 30, 2022 and 2021, respectively)	2,557,370	1,843,360	10,071,044	7,626,009
Total operating expenses	5,239,050	3,278,821	19,351,136	12,428,662
Loss from operations	(5,239,050)	(3,278,821)	(19,351,136)	(11,528,662)
Other income (expense), net:
Costs of debt issuance	(122,400)	—	(1,490,594)	—
Changes in fair value of debt instruments	324,550	—	4,091,610	—
Interest and other income (expense), net	19,431	(2,471)	(122,641)	522,280
Foreign currency transaction gain	10,524	8,284	19,776	53,032
Total other income (expense), net	232,105	5,813	2,498,151	575,312
Net loss	$(5,006,945)	$(3,273,008)	$(16,852,985)	$(10,953,350)
Net loss per share - basic	$(0.31)	$(0.23)	$(1.11)	$(0.77)
Weighted average common shares outstanding - basic	16,089,019	14,310,244	15,230,839	14,254,092
Net loss per share - diluted	$(0.31)	$(0.23)	$(1.13)	$(0.77)
Weighted average common shares outstanding - diluted	16,089,019	14,310,244	17,085,784	14,254,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)
Stock-based compensation	—	—	474,097	—	474,097
Proceeds allocated to First SWK Warrant	—	—	327,031	—	327,031
Net loss	—	—	—	(9,179,004)	(9,179,004)
Balance, March 31, 2022	14,310,244	1,431	113,586,046	(123,688,958)	(10,101,481)
Issuance of common stock, net of issuance costs	1,362,547	136	3,524,062	—	3,524,198
Stock-based compensation	—	—	460,777	—	460,777
Net loss	—	—	—	(2,667,036)	(2,667,036)
Balance, June 30, 2022	15,672,791	1,567	117,570,885	(126,355,994)	(8,783,542)
Issuance of common stock, net of issuance costs	700,820	70	1,000,585	—	1,000,655
Value of SWK Amendment Warrant	—	—	122,400	—	122,400
Stock-based compensation	—	—	460,115	—	460,115
Net loss	—	—	—	(5,006,945)	(5,006,945)
Balance, September 30, 2022	16,373,611	$1,637	$119,153,985	$(131,362,939)	$(12,207,317)

	Three and Nine Months Ended September 30, 2021
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	13,233,137	$1,324	$107,358,971	$(99,135,961)	$8,224,334
Issuance of common stock, net of issuance costs	1,077,107	107	3,138,940	—	3,139,047
Stock-based compensation	—	—	559,436	—	559,436
Net loss	—	—	—	(4,611,305)	(4,611,305)
Balance, March 31, 2021	14,310,244	1,431	111,057,347	(103,747,266)	7,311,512
Stock-based compensation	—	—	594,663	—	594,663
Net loss	—	—	—	(3,069,037)	(3,069,037)
Balance, June 30, 2021	14,310,244	1,431	111,652,010	(106,816,303)	4,837,138
Stock-based compensation	—	—	600,313	—	600,313
Net loss	—	—	—	(3,273,008)	(3,273,008)
Balance, September 30, 2021	14,310,244	$1,431	$112,252,323	$(110,089,311)	$2,164,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(16,852,985)	$(10,953,350)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	1,394,989	1,754,412
Depreciation	52,781	51,225
Non-cash changes in fair value of debt	(4,091,610)	—
Debt issuance costs recognized as expense	1,490,594	—
Gain on extinguishment of debt	—	(568,909)
Loss on disposal of property and equipment, net	4,669	—
Changes in operating assets and liabilities
Collaboration receivable	5,000,000	—
Prepaid expenses	173,519	(427,189)
Other current assets	9,292,384	(9,323,586)
Accounts payable	3,281,779	(583,048)
Accrued expenses	1,430,542	(1,697,086)
Deferred collaboration funding	(13,888,846)	13,771,957
Other current liabilities	(9,241,474)	9,260,913
Net cash (used in) provided by operating activities	(21,953,658)	1,285,339
Cash flows from investing activities:
Purchase of property and equipment	(35,840)	(34,458)
Net cash used in investing activities	(35,840)	(34,458)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	4,524,853	3,139,047
Receipt of funds from Relief secured loans	—	4,000,000
Proceeds from Bridge Loan, net of warrant allocation and lender fees	6,013,148	—
Proceeds from Secured Convertible Notes, net of lender fees	5,516,556	—
Proceeds allocated to First SWK Warrant based on valuation	327,031
Payment of debt and convertible debt issuance costs	(724,929)	—
Net cash provided by financing activities	15,656,659	7,139,047
Net (decrease) increase in cash and cash equivalents	(6,332,839)	8,389,928
Cash and cash equivalents, beginning of period	12,710,762	5,761,568
Cash and cash equivalents, end of period	$6,377,923	$14,151,496

Supplemental cash flow information:
Cash paid for interest	$136,500	$—

Non-cash financing activities:
Non-cash repayment of secured loan	$—	$4,000,000
Extinguishment of debt	$—	$568,909

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business

Acer Therapeutics Inc., a Delaware corporation (the “Company”), is a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. The Company’s pipeline includes four investigational programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including urea cycle disorders (“UCDs”) and Maple Syrup Urine Disease (“MSUD”); ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”) and post-traumatic stress disorder (“PTSD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, Zika, dengue, Ebola, and COVID-19. Each of the Company’s product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the United States (“U.S.”) Food and Drug Administration (“FDA”).

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has received revenue and collaboration funding related to the collaboration and license agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) as described below but has not generated any product revenue from sales to date and may never generate any product revenue from sales in the future.

Liquidity

The Company had an accumulated deficit of $131.4 million and cash and cash equivalents of $6.4 million as of September 30, 2022. Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2022.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended September 30, 2022, the Company sold 350,820 shares of common stock through its ATM facility at a gross sale price of $1.5223 per share, for proceeds of $0.5 million. During the nine months ended September 30, 2022, the Company sold 1,413,367 shares of common stock through its ATM facility at a gross sale price of $2.6872 per share, for gross proceeds of $3.8 million; proceeds, net of $0.1 million of fees and offering costs, were $3.7 million. As of September 30, 2022, $36.2 million remained available under the Company’s ATM facility, subject to various limitations.

On April 30, 2020, the Company entered into an equity line purchase agreement and registration rights agreement pursuant to which Lincoln Park Capital Fund, LLC (“Lincoln Park”) has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $11.3 million obligation remaining as of September 30, 2022, subject to various limitations. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. During the three months ended September 30, 2022, the Company sold 350,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.39 per share, resulting in proceeds of $0.5 million. During the nine months ended September 30, 2022, the Company sold 650,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.32 per share, resulting in proceeds of $0.9 million.

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

On March 4, 2022, the Company entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Bridge Loan”). The Bridge Loan funding closed on March 14, 2022. The proceeds of the Bridge Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes. On August 19, 2022, the Company entered into an amendment (the “First Amendment”) to the SWK Credit Agreement, which extended the date through which the Company has the option to capitalize interest on the SWK Credit Agreement and which revised the Company’s minimum cash requirement under the Bridge Loan.

The Bridge Loan bears interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. The Company has the option to capitalize such interest commencing on the date on which the Bridge Loan was funded and continuing until February 15, 2023. Commencing on February 15, 2023, the principal amount of the Bridge Loan will amortize at a rate of $0.7 million, payable quarterly. The final maturity date of the Bridge Loan is March 4, 2024. The Company has the option to prepay the Bridge Loan in whole or in part. Upon the repayment of the Bridge Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Bridge Loan, plus any and all payment-in-kind interest amounts. Under the Bridge Loan as amended, the Company’s minimum cash requirement is such that its consolidated unencumbered liquid assets must not be less than the lesser of (a) the outstanding principal amount of the Bridge Loan, or (b) $1.5 million; provided, that such $1.5 million amount automatically increases to (i) $4.0 million 20 days following a Liquidity Trigger Date, if any, and (ii) $6.5 million 40 days following a Liquidity Trigger Date, if any, with “Liquidity Trigger Date” meaning the date, if any, on which each of the following conditions exists: (1) the Company has received a second Complete Response Letter from the FDA in relation to ACER-001; (2) the Company’s Board of Directors has determined that discontinuation of the development program for ACER-801 is warranted based upon a serious adverse event or a lack of efficacy in the results from a completed Phase 2a trial; and (3) the Company shall have failed to enter into arrangements prior to December 31, 2022 involving rights to EDSIVO™ which result in at least a specified threshold of upfront or near-term payments to the Company.

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

In connection with the execution of the SWK Credit Agreement, the Company issued a warrant (the “First SWK Warrant”) to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.46 per share. In connection with the execution of the First Amendment, the Company issued to SWK an additional warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.51 per share (such warrant, the "SWK Amendment Warrant" and, together with the First SWK Warrant, the "SWK Warrants"). SWK may exercise the SWK Warrants in accordance with the terms thereof for all or any part of such shares of common stock from the date on which the Bridge Loan was funded until and including March 4, 2029.

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

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash, but will accrue and be payable in cash upon the earlier of a) the repayment of all obligations under the Bridge Loan and termination of such Bridge Loan or b) within three business days of ACER-001 Approval. Subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan (defined below), each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require the Company to redeem the Secured Convertible Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Secured Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Secured Convertible Note held by such Holder which are forth in the Secured Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

Pursuant to the Secured Convertible Note Purchase Agreement, the Secured Convertible Notes are secured by a lien on collateral representing substantially all assets of the Company, although such security interest is subordinated to the Company’s obligations under the SWK Credit Agreement and may also be subordinated to the Company’s obligations under the Marathon Credit Agreement.

On March 4, 2022, the Company also entered into a Credit Agreement (the “Marathon Credit Agreement”) with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following ACER-001 Approval and until December 31, 2022 (i.e., if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by the FDA, the Prescription Drug User Fee Act (“PDUFA”) target action date is January 15, 2023. The Term Loan, if it becomes available, will be used to refinance certain other indebtedness of the Company (including the Bridge Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Should the Term Loan become available, the Company will pay Marathon a commitment fee equal to 1.5% of the Term Loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

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

The Nasdaq Capital Market’s continued listing standards for the Company’s common stock require, among other things, that the Company maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 31, 2022, the Company received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days the Company’s minimum Market Value of Listed Securities (“MVLS”) was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). The Company’s stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time. In accordance with Nasdaq listing rules, the Company has 180 calendar days, or until November 28, 2022, to regain compliance. There can be no assurance that the Company will be able to regain and maintain compliance with Nasdaq listing standards. The Company’s failure to meet or to continue to meet these requirements could result in the Company’s common stock being delisted from the Nasdaq Capital Market. If the Company’s common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of the Company’s common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Secured Convertible Notes).

Management expects to continue to finance operations through the issuance of additional equity or debt securities, non-dilutive funding, and/or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business and any securities issued may have rights, preferences, or privileges senior to the Company’s common stock and may dilute the ownership of current stockholders of the Company. The Company’s cash and cash equivalents available at September 30, 2022 are expected to be sufficient to fund its anticipated operating and capital requirements into, but not through, the fourth quarter of 2022.

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

As of September 30, 2022, the Company had cash and cash equivalents of $6.4 million and current liabilities of $20.8 million, which include $10.6 million associated with deferred collaboration funding (see Revenue Recognition and Accounting for Collaboration Agreements below in Note 2, Significant Accounting Policies). The Company’s cash and cash equivalents available at September 30, 2022 are expected to be sufficient to fund its anticipated operating and capital requirements into, but not through, the fourth quarter of 2022.

The Company will need to raise additional capital in the fourth quarter of 2022 to fund continued operations because neither the FDA approval of ACER-001 nor subsequent product revenues are assured. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the fourth quarter of 2022, including raising additional capital through either private or public equity or debt financing or additional program collaborations or non-dilutive funding, as well as using its ATM facility which has $36.2 million available as of September 30, 2022 and/or its remaining $11.3 million available under the equity line facility entered into on April 30, 2020 with Lincoln Park. (See At-the-Market Facility and Common Stock Purchase Agreement below in Note 9.) Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares under its ATM facility which aggregate to no more than one-third of its public float. Additionally, there can be no assurance that the Company will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default, and other provisions that could limit the Company’s ability to cause Lincoln Park to buy common stock from the Company. As noted above, the Company also has available to it the $42.5 million Term Loan conditional upon the approval of ACER-001 by the FDA; provided, however, that if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date. The PDUFA target action date for the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatments of patients with UCDs is January 15, 2023. The Company has no commitments for any additional financing, except for the agreement with Lincoln Park, and the Marathon Credit Agreement for the Term Loan. Any amounts raised will be used for further development of its product candidates, precommercial activities, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are available, or November 14, 2023. The accompanying unaudited condensed financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ (deficit) equity and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2021, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the condensed financial statements and reported amounts of revenues and expenses during the reporting period. From time to time, estimates having relatively higher significance include determination of stand-alone selling price and variable consideration estimates for purposes of measuring collaboration funding, revenue recognition, deferred collaboration funding, stock-based compensation, inputs to fair value for debt, contract manufacturing and clinical trial accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Revenue Recognition and Accounting for Collaboration Agreements

The Company’s revenue and collaboration funding are generated from a single collaboration agreement which included the sale of a license of intellectual property. The Company analyzes its collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements, (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes the Company’s share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If the Company concludes a counter-party to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction.

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

At September 30, 2022, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $10.6 million. The Company has recorded $10.6 million as a current liability, which equates to the Company’s estimate of remaining spending under the Collaboration Agreement and which the Company estimates will be recognized within the next 12 months up to the point of the first commercial sale of ACER-001. The non-current liability reported as of December 31, 2021 represented the then current estimated amount that would have been taken against future net profit payments made to Relief should they have occurred. The Company expects to recognize this deferred collaboration funding as it incurs expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory and through the end of the effective date of the Collaboration Agreement. At September 30, 2022, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and $12.9 million recorded as an offset to research and development expenses and $10.3 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2022 and December 31, 2021, the Company had $6.1 million and $12.5 million, respectively, in excess of the FDIC insured limit.

Under the Bridge Loan as amended, the Company’s minimum cash requirement is such that its consolidated unencumbered liquid assets must not be less than the lesser of (a) the outstanding principal amount of the Bridge Loan, or (b) $1.5 million; provided, that such $1.5 million amount automatically increases to (i) $4.0 million 20 days following a Liquidity Trigger Date, if any, and (ii) $6.5 million 40 days following a Liquidity Trigger Date, if any, with “Liquidity Trigger Date” meaning the date, if any, on which each of the following conditions exists: (1) the Company has received a second Complete Response Letter from the FDA in relation to ACER-001; (2) the Company’s Board of Directors has determined that discontinuation of the development program for ACER-801 is warranted based upon a serious adverse event or a lack of efficacy in the results from a completed Phase 2a trial; and (3) the Company shall have failed to enter into arrangements prior to December 31, 2022 involving rights to EDSIVO™ which result in at least a specified threshold of upfront or near-term payments to the Company.

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

Clinical Trial and Preclinical Study Expenses

The Company makes estimates of prepaid and/or accrued expenses as of each balance sheet date in its financial statements based on certain facts and circumstances at that time. The Company’s accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by contract research organizations (“CROs”), manufacturing organizations, and for other trial- and study-related activities. Payments under the Company’s agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, the Company obtains information from various sources and estimates the level of effort or expense allocated to each period. Adjustments to research and development expenses may be necessary in future periods as the Company’s estimates change. As these activities are generally material to the Company’s financial statements, subsequent changes in estimates may result in a material change in the Company’s accruals. No material changes in estimates were recognized in either of the three or nine months ended September 30, 2022 or 2021. Accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $1.0 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively.

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

The following assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2022 and 2021 using the Black-Scholes option pricing model:

	2022	2021
Risk-free interest rate	1.18%-2.95%	0.37%- 0.84%
Expected life (years)	6.25	6.25
Expected volatility	112.0% - 115.0%	92.4%
Dividend rate	0%	0%

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

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company’s goodwill is allocated to the Company’s single reporting unit. The Company evaluates the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The Company performed a qualitative analysis of goodwill as of June 21, 2022 as it considered the Complete Response Letter received from the FDA in June 2022 with respect to the Company’s NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs to be a triggering event requiring it to perform that analysis. Management concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount at June 30, 2022.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the statements of operations.

Income Taxes

The Company recorded no income tax expense or benefit during the three or nine months ended September 30, 2022 and 2021, due to a full valuation allowance recognized against its net deferred tax assets. The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of September 30, 2022 and 2021. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of September 30, 2022 and 2021, the Company had no accruals for interest or penalties related to income tax matters.

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions, and technical corrections to tax depreciation methods for qualified improvement property. The Company is required to recognize the effects of tax law changes in the period of enactment. The enactment of the CARES Act did not result in material adjustments for the income tax provision for the three or nine months ended September 30, 2022 or to the Company’s assessment of the realizability of deferred tax assets as the carry back of net operating losses was used as a source of income. There were no other effects to the Company’s tax provision as a result of the CARES Act as of September 30, 2022.

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

The two-class method is an earnings allocation formula that treats a participating security, such as a warrant, as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company has been in a net loss position and while our warrants are considered a participating security, the terms of the warrant agreement does not obligate them to participate in losses. Diluted net income per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method or treasury stock method, as applicable, to the potentially dilutive instruments. A contract that may be settled in shares and is reported as an asset or liability for accounting purposes may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and doing so is dilutive to the net loss per share calculation (including as a result of the inclusion of underlying shares in the net loss per share calculation).

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

3.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Computer hardware and software	$142,870	$113,847
Leasehold improvements	52,887	60,535
Furniture and fixtures	111,603	145,487
Subtotal property and equipment, gross	307,360	319,869
Less accumulated depreciation	(214,858)	(205,757)
Property and equipment, net	$92,502	$114,112

4.	ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued payroll and payroll taxes	$2,552,744	$419,354
Accrued contract manufacturing	368,180	827,390
Accrued contract research and regulatory consulting	312,197	47,637
Accrued precommercial costs	236,569	395,923
Accrued accounting, audit, and tax fees	159,292	167,630
Accrued legal	91,574	162,812
Accrued license fees	74,125	86,259
Accrued miscellaneous expenses	39,204	216,103
Accrued consulting	24,850	105,085
Total accrued expenses	$3,858,735	$2,428,193

5.	LEASES

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

The leases for the Newton and Bend office space are classified as operating leases. The leases contain immaterial provisions for rent holidays and rent escalations over the term of the leases, which have been included in the Company’s right of use asset and lease liabilities. In the year ended December 31, 2021, the Company recorded a non-cash transaction to recognize an additional $0.4 million right of use asset and lease liability in conjunction with the modifications to the leases. The Company’s lease liability as of September 30, 2022 and December 31, 2021 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the leases. As of September 30, 2022, the weighted average remaining lease term was 2.6 years. The Company recorded expense of $44 thousand and $0.1 million related to the leases for the three months ended September 30, 2022 and 2021, respectively, and recorded expense of $0.2 million related to the leases for each of the nine months ended September 30, 2022 and 2021. The Company made cash payments for amounts included in the measurement of lease liabilities of $27 thousand and $0.1 million during the three months ended September 30, 2022 and 2021, respectively, and of $0.2 million for each of the nine months ended September 30, 2022 and 2021. The Company reported a right-of-use asset of $0.3 million in Other non-current assets and lease liabilities totaling $0.3 million in Other current liabilities and Other non-current liabilities as of September 30, 2022.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of September 30, 2022:

Undiscounted lease liabilities for years ending December 31,:
2022 (remaining)	$41,387
2023	103,925
2024	107,290
2025	54,579
Total undiscounted lease liabilities	307,181
Less effects of discounting	(21,464)
Total lease liabilities as of September 30, 2022	$285,717

The Company’s lease liabilities are reported on the unaudited condensed balance sheets as follows:

	September 30, 2022	December 31, 2021
Other current liabilities	$118,396	$184,340
Other non-current liabilities	167,321	209,497
Total lease liabilities	$285,717	$393,837

6.	DEBT

SWK Credit Agreement

On March 4, 2022, the Company entered into the SWK Credit Agreement with the lenders party thereto and SWK, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Bridge Loan”). The Bridge Loan closed on March 14, 2022, after consummation of the Convertible Note Financing (as defined and described below) as well as the satisfaction of other closing conditions as set forth in the SWK Credit Agreement. The proceeds of the Bridge Loan are being used to pay fees, costs and expenses related to the SWK Credit Agreement, the Secured Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes. On August 19, 2022, the Company entered into an amendment (the “First Amendment”) to the SWK Credit Agreement, which extended the date through which the Company has the option to capitalize interest on the SWK Credit Agreement and which revised the Company’s minimum cash requirement under the Bridge Loan.

The Bridge Loan bears interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. For the period ended September 30, 2022, the current interest rate applicable to the Bridge Loan is 12%. The Company has the option to capitalize such interest commencing on the date on which the Bridge Loan was funded and continuing until February 15, 2023. Commencing on February 15, 2023, the principal amount of the Bridge Loan will amortize at a rate of $0.7 million payable quarterly. The final maturity date of the Bridge Loan is March 4, 2024. The Company has the option to prepay the Bridge Loan in whole or in part. Upon the repayment of the Bridge Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Bridge Loan, plus any and all paid-in-kind interest amounts. The Bridge Loan contains a provision for the establishment of an alternative rate of interest if LIBOR were to no longer be available at any point while the Bridge Loan is outstanding. Under the Bridge Loan as amended, the Company’s minimum cash requirement is such that its consolidated unencumbered liquid assets must not be less than the lesser of (a) the outstanding principal amount of the Bridge Loan, or (b) $1.5 million; provided, that such $1.5 million amount automatically increases to (i) $4.0 million 20 days following a Liquidity Trigger Date, if any, and (ii) $6.5 million 40 days following a Liquidity Trigger Date, if any, with “Liquidity Trigger Date” meaning the date, if any, on which each of the following conditions exists: (1) the Company has received a second Complete Response Letter from the FDA in relation to ACER-001; (2) the Company’s Board of Directors has determined that discontinuation of the development program for ACER-801 is warranted based upon a serious adverse event or a lack of efficacy in the results from a completed Phase 2a trial; and (3) the Company shall have failed to enter into arrangements prior to December 31, 2022 involving rights to EDSIVO™ which result in at least a specified threshold of upfront or near-term payments to the Company.

The Bridge Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to the SWK Security Agreement. The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Bridge Loan was funded. The Bridge Loan contains certain provisions which could accelerate the maturity date of the outstanding loan should the Company be out of compliance with any of the stated covenants. At September 30, 2022, the Company did not deem probable any events that would give rise to such an acceleration. The Company classified the fair value of the interest and principal amortization payments of $1.5 million due within twelve months from the date of this report as current in the unaudited condensed balance sheet as of September 30, 2022.

In connection with the execution of the SWK Credit Agreement, the Company issued a warrant (the “First SWK Warrant”) to purchase 150,000 shares of the Company’s common stock at an exercise price of $2.46 per share. In connection with the execution of the First Amendment, the Company issued to SWK an additional warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.51 per share (such warrant, the "SWK Amendment Warrant" and, together with the First SWK Warrant, the "SWK Warrants"). SWK may exercise the SWK Warrants in accordance with the terms thereof for all or any part of such shares of common stock from the date on which the Bridge Loan was funded until and including March 4, 2029.

The Company recognized the fair value of the First SWK Warrant for $0.3 million as additional paid in capital as of the date of the closing of the transaction. Additionally, the Company recognized the fair value of the SWK Amendment Warrant in connection with the First Amendment, for $0.1 million as additional paid in capital and as non-operating cost of debt issuance, as of the date of the First Amendment.

The Company evaluated its compliance with all covenants with respect to the SWK Credit Agreement as amended and concluded that it was in compliance as of September 30, 2022.

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

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash, but will accrue and be payable in cash upon the earlier of a) the repayment of all obligations under the Bridge Loan and termination of such Bridge Loan or b) within three business days of ACER-001 Approval. Subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan (defined below), each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require the Company to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. In the event of default, interest on the Secured Convertible Notes will increase to the lower of 11.5% per annum or the highest rate permitted by law. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Secured Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Secured Convertible Note held by such Holder which are forth in the Secured

Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

Pursuant to the Secured Convertible Note Purchase Agreement, the Secured Convertible Notes are secured by a lien on collateral representing substantially all assets of the Company, although such security interest is subordinated to the Company’s obligations under the SWK Credit Agreement and may also be subordinated to the Company’s obligations under the Marathon Credit Agreement.

The Company evaluated its compliance with all covenants with respect to the Secured Convertible Note Purchase Agreement and concluded that it was in compliance as of September 30, 2022.

Marathon Credit Agreement

On March 4, 2022, the Company also entered into the Marathon Credit Agreement with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following ACER-001 Approval and until December 31, 2022 (i.e., if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by the FDA, the PDUFA target action date is January 15, 2023. The Term Loan, if it becomes available, will be used to refinance certain other indebtedness of the Company (including the Bridge Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Should the Term Loan become available, the Company will pay Marathon a commitment fee equal to 1.5% of the term loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

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

As of September 30, 2022, the Company had not triggered the conditions in order to draw on the Term Loan, and as such had not triggered the associated Royalty Agreement.

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

The Company is eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such financial instruments and has elected such option. The Company recognized the First SWK Warrant at fair value as of the date of the close of the transaction and recorded it in equity. The Bridge Loan and Secured Convertible Notes met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. Therefore, both the Bridge Loan and Secured Convertible Notes are recorded at their fair value upon issuance and subsequently re-measured at each reporting period until their maturity, prepayment or conversion. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired. The Bridge Loan was recorded at fair value of $6.2 million after allocating the fair value of the First SWK Warrant of $0.3 million.

The Company incurred $1.2 million of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2022. Debt issuance costs were comprised of $0.5 million that related to the costs and expense paid directly to SWK and the Holders, $0.7 million of costs and expenses paid to the Company’s financial advisor, and other legal and accounting costs. The fee of $0.2 million paid in connection with obtaining the commitments in respect of the Term Loan was paid to Marathon through gross proceeds received from the Secured Convertible Notes. The Company recorded this fee as expense during the nine months ended September 30, 2022.

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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2022.

	As of September 30, 2022		Fair Value Measurements As of September 30, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$5,877,923	$5,877,923	$5,877,923	$—	$—

Liabilities:
Debt:
Secured Convertible Notes	$3,603,000	$3,603,000	$—	$—	$3,603,000
Bridge Loan	$4,478,359	$4,478,359	$—	$—	$4,478,359
	$8,081,359	$8,081,359	$—	$—	$8,081,359

A lattice-based model was used to estimate the fair value of the Secured Convertible Notes at September 30, 2022. The lattice model utilizes a “decision tree,” whereby future movement in the Company’s common stock price is estimated based on a volatility factor. The Company classified the fair value of the Secured Convertible Notes as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions, including the Company’s stock price volatility returns, an appropriate risk-free interest rate, default intensity rate, and expected recovery rate given default. The Company updated its estimate of fair value of the Bridge Loan based on the probability-weighted net present value of future cash flows at September 30, 2022.

The significant unobservable inputs used in calculating the fair value of the Secured Convertible Notes and Bridge Loan represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Any significant changes in the inputs described herein may result in significantly higher or lower fair value measurements. The Company recognized an increase in the fair value of the Bridge Loan of $0.4 million during the three months ended September 30, 2022 and a decrease of $1.7 million during the nine months ended September 30, 2022, through non-operating income in the statement of operations. During the three and nine months ended September 30, 2022, the Company recognized a decrease in the fair value of the Secured Convertible Notes of $0.7 million and $2.4 million, respectively, through non-operating income in the statement of operations.

	December 31, 2021	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market	September 30, 2022
Secured Convertible Notes	$—	$6,000,000	$—	$—	$(2,397,000)	$3,603,000
Bridge Loan	$—	$6,172,969	$—	$—	$(1,694,610)	$4,478,359
	$—	$12,172,969	$—	$—	$(4,091,610)	$8,081,359

8.	COMMITMENTS AND CONTINGENCIES

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

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to not more than one-third of the Company’s public float. During the three months ended September 30, 2022, the Company sold 350,820 shares of common stock through its ATM facility at a gross sale price of $1.5223 per share, for proceeds of $0.5 million. During the nine months ended September 30, 2022, the Company sold 1,413,367 shares of common stock through its ATM facility at a gross sale price of $2.6872 per share, for gross proceeds of $3.8 million. Proceeds, net of $0.1 million of fees and offering costs, were $3.7 million. During the nine months ended September 30, 2021, the Company sold an aggregate of 877,107 additional shares of common stock through the ATM at an average gross sale price of $3.1692 per share, for gross proceeds of $2.8 million. Proceeds for the nine months ended September 30, 2021, net of $0.2 million of fees and offering costs, were $2.6 million. As of September 30, 2022, $36.2 million remained available under the Company’s ATM facility.

Common Stock Purchase Agreement

On April 30, 2020, the Company entered into an equity line purchase agreement and a registration rights agreement pursuant to which Lincoln Park has committed to purchase up to $15.0 million of the Company’s common stock. Under the terms and subject to the conditions of the purchase agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to $15.0 million of the Company’s common stock, with $11.3 million obligation remaining as of September 30, 2022. Such sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on June 8, 2020. The number of shares the Company may sell to Lincoln Park on any single business day in a regular purchase is 50,000, but that amount may be increased up to 100,000 shares, depending upon the market price of the Company’s common stock at the time of sale and subject to a maximum limit of $1.0 million per regular purchase. The purchase price per share for each such regular purchase will be based on prevailing market prices of the Company’s common stock immediately preceding the time of sale as computed under the purchase agreement. In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement.

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

During the three months ended September 30, 2022, the Company sold 350,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.39 per share, resulting in proceeds of $0.5 million. During the nine months ended September 30, 2022, the Company sold 650,000 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.32 per share, resulting in proceeds of $0.9 million.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the nine months ended September 30, 2022 or 2021 and no unvested restricted stock units as of September 30, 2022 or December 31, 2021.

At September 30, 2022, 353,688 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of up to 165,000 shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At September 30, 2022, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of up to 470,170 shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At September 30, 2022, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the nine months ended September 30, 2022, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8
Granted	960,500	$2.33
Cancelled/forfeited	(85,000)	$3.75
Options outstanding at September 30, 2022	2,830,475	$6.32	7.8	$—
Options exercisable at September 30, 2022	1,398,730	$9.64	6.5	$—

At September 30, 2022, there was $2.8 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans. The average remaining vesting period for options was 2.8 years. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2022 was $1.24 and $1.99, respectively. The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2021was $1.93 and $2.63, respectively. The fair value of shares vested during the three and nine months ending September 30, 2022 was $0.4 million and $1.9 million, respectively. The fair value of shares vested during the three and nine months ending September 30, 2021 was $0.5 million and $1.6 million, respectively. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation
Research and development	$160,316	$183,505	$459,636	$528,385
General and administrative	299,799	416,508	935,353	1,226,027
Total stock-based compensation expense	$460,115	$600,013	$1,394,989	$1,754,412

Warrants issued to SWK

	Nine Months Ended September 30,
	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	—	—
Granted during the period	250,000	2.08	—	—
Outstanding at end of the period	250,000	$2.08	—	$—

Exercisable at end of the period	250,000	$2.08	—	$—

Weighted average remaining life	6.5 years		—

10.	NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrants, were not included in the calculation of the diluted loss per share because to do so would be antidilutive. The exercise prices of the SWK Warrants are subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position as of the third quarter of 2022 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrants (as common stock equivalents) would be anti-dilutive and thus would be excluded from the calculation of net loss per share. When calculating diluted net loss per share, the Company includes, only if dilutive, the potential common shares associated with the Secured Convertible Notes using the “if-converted” method, which adjusts the numerator for any impact to earnings for the period and includes in the denominator the shares assumed to be converted at the beginning of the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share for the three and nine months ended September 30, 2022 is as follows:

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022
Numerator:
Net loss	$(5,006,945)	$(16,852,985)

Denominator:
Basic:
Weighted average shares of common stock outstanding	16,089,019	15,230,839

Diluted:
Weighted average shares of common stock outstanding	16,089,019	15,230,839
Effect of potentially dilutive shares (1)	0	1,854,945
Total weighted average shares of common stock and potentially dilutive shares	16,089,019	17,085,784

Net loss per common share:
Basic:
Net loss applicable to common stockholders	$(5,006,945)	$(16,852,985)
Weighted average shares of stock outstanding, basic	16,089,019	15,230,839
Basic net loss per common share	$(0.31)	$(1.11)

Diluted:
Net loss applicable to common shareholders, diluted (1)	$(5,006,945)	$(19,249,985)
Weighted average shares of stock outstanding, diluted	16,089,019	17,085,784
Diluted net loss per common share	$(0.31)	$(1.13)

(1) In calculating diluted net loss per share, we excluded the impact of changes in the fair value of the Secured Convertible Notes of $2.4 million for the nine months ended September 30, 2022. The 1,854,945 shares for the nine months ended September 30, 2022 are the weighted average shares associated with the original principal amount of the Secured Convertible Notes.

As of September 30, 2022 and 2021, the number of shares of common stock underlying potentially dilutive securities excluded from the calculation of diluted net loss per share, because the company’s net loss meant that their inclusion would have been antidilutive for those periods, consist of:

	September 30,
	2022	2021
Options to purchase common stock	2,830,475	1,908,975
SWK Warrants	250,000	—
Total	3,080,475	1,908,975

The application of the “if-converted” method to the 2.4 million shares associated with the Secured Convertible Notes, as well as the 46,586 shares associated with the assumed conversion of accrued interest owed at the beginning of the period, was not applicable for the three months ended September 30, 2022 because to do so would have been antidilutive.
11.	SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company sold an aggregate of 66,083 shares of common stock under its ATM facility at an average gross sale price of $1.35 per share, resulting in gross and net proceeds of $0.1 million.

Subsequent to September 30, 2022, the Company sold 50,000 shares of common stock under its purchase agreement with Lincoln Park at an average gross sale price of $1.20 per share, resulting in proceeds of $60 thousand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2022. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2021.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, sufficiency of capital to fund operations and the duration thereof, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, product development, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates, including ACER-001 (sodium phenylbutyrate), ACER-801 (osanetant), EDSIVO™ (celiprolol), and ACER-2820 (emetine), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could affect our ability to successfully implement our business strategy and cause actual results to differ materially from those anticipated. You should carefully consider all of the information in this report and, in particular, the principal risks set forth above under “Summary Risk Factors” and all of the other specific factors further discussed in Item 1A of this report, “Risk Factors,” before deciding whether to invest in our company:

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

Overview

We are a pharmaceutical company focused on the acquisition, development, and commercialization of therapies for serious rare and life-threatening diseases with significant unmet medical needs. Our pipeline includes four investigational programs: ACER-001 (sodium phenylbutyrate) for the treatment of various inborn errors of metabolism, including UCDs and MSUD; ACER-801 (osanetant) for the treatment of induced vasomotor symptoms (“iVMS”) and post-traumatic stress disorder (“PTSD”); EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation; and ACER-2820 (emetine), a host-directed therapy against a variety of viruses, including cytomegalovirus, Zika, dengue, Ebola, and COVID-19. Each of our product candidates is believed to present a comparatively de-risked profile, having one or more of a favorable safety profile, clinical proof-of-concept data, mechanistic differentiation, and/or accelerated pathways for development through specific programs and procedures established by the FDA.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have not established a source of commercial product revenues and, as such, have been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $131.4 million as of September 30, 2022 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of September 30, 2022, we had cash and cash equivalents of $6.4 million and current liabilities of $20.8 million, which include $10.6 million associated with deferred collaboration funding. Our cash and cash equivalents available at September 30, 2022 are expected to be sufficient to fund our anticipated operating and capital requirements into, but not through, the fourth quarter of 2022.

We will need to raise additional capital in the fourth quarter of 2022 to fund continued operations because neither FDA approval of ACER-001 nor subsequent product revenues are assured. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations in the fourth quarter of 2022, including raising additional capital through either private or public equity or debt financing or additional program collaborations or non-dilutive funding, as well as using our ATM facility which has $36.2 million available as of September 30, 2022 and/or our remaining $11.3 million available under the equity line facility entered into on April 30, 2020 with Lincoln Park. (See At-the-Market Facility and Common Stock Purchase Agreement in Note 9 to our unaudited condensed financial statements.) Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our ATM facility which aggregate to no more than one-third of our public float. Additionally, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. As noted above, we also have available to us the $42.5 million Term Loan conditional upon the approval of ACER-001 by the FDA; provided, however, that if ACER-001 Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date. The PDUFA target action date for the Company’s resubmitted New Drug Application (“NDA”) in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs is January 15, 2023. We have no commitments for any additional financing, except for the agreement with Lincoln Park and the Marathon Credit Agreement for the Term Loan. Any amounts raised will be used for further development of our product candidates, precommercial activities, and for other working capital purposes.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for at least 12 months from the date these financial statements are available, or November 14, 2023. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

Revenue

We have no products approved for commercial sale and have not generated any revenue from product sales. We do not expect to generate any revenue from product sales unless and until we obtain regulatory approval for and commercialize any of our product candidates.

Our revenue and collaboration funding to date consist of activities in connection with a collaboration agreement, including a license of intellectual property. We expect that any revenue or collaboration funding we generate will fluctuate from quarter to quarter as a result of the timing of contractually specified milestones, if at all, the timing and amount of payments relating to such milestones, as well as the extent to which any products are approved and successfully commercialized.

If our product candidates are not developed in a timely manner, if regulatory approval is not obtained for them, or if such product candidates are not commercialized, our ability to generate future revenue, and our results of operations and financial position, would be adversely affected.

Activities Associated with Collaboration Agreements

From time to time, we will recognize collaboration funding as a reduction to research and development expenses and general and administrative expenses amounts attributed to providing services to our collaboration partner for which we have been reimbursed.

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

Since our inception in December 2013, we have spent a total of $82.8 million in research and development expenses through September 30, 2022. Of that amount, $36.2 million was directly related to EDSIVOTM; $28.4 million was directly related to ACER-001, offset by $12.9 million of collaboration funding; $10.5 million was directly related to ACER-801; $5.4 million was directly related to ACER-2820; and $2.3 million was related to other development activities.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. During the nine months ended September 30, 2022, we have updated our critical accounting policies to include debt and convertible debt. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021 for a discussion of our critical accounting policies and significant judgments and estimates.

Revenue Recognition and Accounting for Collaboration Agreements

Our revenue and collaboration funding are generated from a single collaboration agreement which included the sale of a license of intellectual property. We analyze our collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, we assess whether aspects of the arrangement between us and the collaboration partner are within the scope of other accounting literature. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If we conclude a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, we consider the guidance in other accounting literature as applicable or by analogy to account for such transaction.

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

We recognize as a receivable under the Collaboration Agreement consideration, which is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts receivable under the Collaboration Agreement plus payments received from Relief, net of the amount recorded as license revenue and as offsets to research and development expenses and to general and administrative expenses, are reported as deferred collaboration funding.

At September 30, 2022, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $10.6 million. We have recorded $10.6 million as a current liability, which equates to our estimate of remaining spending under the Collaboration Agreement which we estimate will be recognized within the next 12 months up to the point of the first commercial sale of ACER-001. The non-current liability reported as of December 31, 2021 represented the then current estimated amount that would have been taken against future net profit payments made to Relief should they have occurred. We expect to recognize this deferred collaboration funding as we incur expenses associated with performing the Services up to the date of first commercial sale in Acer Territory and through the end of the effective date of the Collaboration Agreement. At September 30, 2022, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and by $12.9 million recorded as an offset to research and development expenses and $10.3 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by CROs, manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in either of the three or nine months ended September 30, 2022 or 2021. Our accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $1.0 million and $0.2 million at September 30, 2022 and December 31, 2021, respectively.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Operating expenses:
Research and development (net of collaboration funding of $2,178,078 and $3,454,881 in the three months ended September 30, 2022 and 2021, respectively)	$2,681,680	$1,435,461	$1,246,219	87%
General and administrative (net of collaboration funding of $1,432,889 and $958,590 in the three months ended September 30, 2022 and 2021, respectively)	2,557,370	1,843,360	714,010	39%
Loss from operations	(5,239,050)	(3,278,821)	(1,960,229)	60%
Total other income (expense), net	232,105	5,813	226,292	3893%
Net loss	$(5,006,945)	$(3,273,008)	$(1,733,937)	53%

Research and Development Expenses

Research and development expenses were $2.7 million, net of collaboration funding of $2.2 million, for the three months ended September 30, 2022, as compared to $1.4 million, net of collaboration funding of $3.5 million, for the three months ended September 30, 2021. This increase of $1.3 million was primarily due to increases in expenses for clinical studies related to ACER-801 and EDSIVOTM, contract research, and employee-related expenses, partially offset by decreases in expenses related to contract manufacturing. Research and development expenses related to ACER-001 decreased in the three months ended September 30, 2022, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the three months ended September 30, 2022 were comprised of $2.3 million related to ACER-001, offset by $2.2 million of collaboration funding; $1.2 million related to ACER-801; $1.0 million related to EDSIVOTM; and $0.4 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $2.6 million, net of collaboration funding of $1.4 million, for the three months ended September 30, 2022, as compared to $1.8 million, net of collaboration funding of $1.0 million, for the three months ended September 30, 2021. This increase of $0.8 million was primarily due to increases in employee-related expenses, precommercial expenses, and audit and consulting fees, partially offset by an increase in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance. Other income (expense), net for the three months ended September 30, 2021 was primarily attributable to foreign currency gains and losses.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue	$—	$900,000	$(900,000)	N/A
Operating expenses:
Research and development (net of collaboration funding of $6,826,080 and $4,766,919 in the nine months ended September 30, 2022 and 2021, respectively)	9,280,092	4,802,653	4,477,439	93%
General and administrative (net of collaboration funding of $7,062,766 and $1,561,124 in the nine months ended September 30, 2022 and 2021, respectively)	10,071,044	7,626,009	2,445,035	32%
Loss from operations	(19,351,136)	(11,528,662)	(7,822,474)	68%
Total other income (expense), net	2,498,151	575,312	1,922,839	334%
Net loss	$(16,852,985)	$(10,953,350)	$(5,899,635)	54%

Revenue

We recognized revenue of $0.9 million during the nine months ended September 30, 2021 related to the license of intellectual property as part of the Collaboration Agreement with Relief.

Research and Development Expenses

Research and development expenses were $9.3 million, net of collaboration funding of $6.8 million, for the nine months ended September 30, 2022, as compared to $4.8 million, net of collaboration funding of $4.8 million, for the nine months ended September 30, 2021. This increase of $4.5 million was primarily due to increases in expenses related to clinical studies, employee-related expenses including a one-time bonus accrual, contract research expenses, and contract manufacturing expenses, partially offset by an increase in the recognition of the collaboration funding from the Collaboration Agreement with Relief and decreases in regulatory and filing fees. Research and development expenses for the nine months ended September 30, 2022 were comprised of $7.1 million related to ACER-001, offset by $6.8 million of collaboration funding; $4.6 million related to ACER-801; $3.0 million related to EDSIVOTM; $0.2 million related to ACER-2820, and $1.2 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $10.1 million, net of collaboration funding of $7.1 million, for the nine months ended September 30, 2022, as compared to $7.6 million, net of collaboration funding of $1.6 million, for the nine months ended September 30, 2021. This increase of $2.5 million was primarily due to increases in precommercial expenses, audit and consulting fees, and employee-related expenses including a one-time bonus accrual, and software expenses, partially offset by an increase in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance. Other income, net for the nine months ended September 30, 2021 was primarily attributable to a gain on extinguishment of debt related to forgiveness of the PPP loan.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2022, we have raised net cash proceeds of $111.1 million, primarily from common stock offerings, private placements of convertible preferred stock, debt instruments, and convertible debt instruments. In addition, from inception to September 30, 2022, we have raised cash proceeds of $35.0 million from collaboration agreements. As of September 30, 2022, we had $6.4 million in cash and cash equivalents, and current liabilities aggregating to $20.8 million, which include $10.6 million associated with deferred collaboration funding. Our net loss for the three months ended September 30, 2022 and 2021 was $5.0 million and $3.3 million, respectively. As of September 30, 2022, we had an accumulated deficit of $131.4 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by:
Operating activities	$(21,953,658)	$1,285,339
Investing activities	(35,840)	(34,458)
Financing activities	15,656,659	7,139,047
Net (decrease) increase in cash and cash equivalents	$(6,332,839)	$8,389,928

Operating Activities

Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $1.3 million for the nine months ended September 30, 2021.The decrease of $23.3 million was primarily the result of a decrease in deferred collaboration funding, an increase in net loss, after adjusting for non-cash changes in the fair value of debt, and debt issuance costs, partially offset by a decrease in collaboration receivables and increases in accounts payable and accrued expenses. During the nine months ended September 30, 2021, we recorded in other current assets a $9.2 million liability related to the securities class action and stockholder derivative actions settlements and legal costs, for which we also recorded in other current assets an asset of an equal amount representing the expected recovery from our insurance carriers. During the nine months ended September 30, 2022, we reduced the value of this liability and this asset each by $9.2 million as settlement was made by our insurance carriers.

Investing Activities

Net cash used in investing activities during each of the nine months ended September 30, 2022 and 2021 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $15.7 million for the nine months ended September 30, 2022, as compared to $7.1 million for the nine months ended September 30, 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 consisted primarily of $6.0 million net proceeds received from the Bridge Loan, $5.5 million net proceeds received from the Secured Convertible Notes, and $0.3 million received from the First SWK Warrant, partially offset by issuance costs of $0.7 million related to these debt and convertible debt instruments, and proceeds from the issuance of common stock, net of issuance costs. Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to the $4.0 million received from the secured loan from Relief, which was settled net against the Reimbursement Payment received from Relief in connection with the Collaboration Agreement, as well as to proceeds from the issuance of common stock, net of issuance costs.

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

As of September 30, 2022, we had $6.4 million in cash and cash equivalents and had current liabilities of $20.8 million, which include $10.6 million associated with deferred collaboration funding. We believe that our cash and cash equivalents available at September 30, 2022 will be sufficient to fund our currently anticipated operating and capital requirements into the fourth quarter of 2022. There is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

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

On April 30, 2020, we entered into a $15.0 million equity line purchase agreement and registration rights agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park an aggregate of up to $15.0 million in shares of our common stock, subject to certain conditions and limitations. Under the terms and subject to the conditions of the purchase agreement, Lincoln Park is obligated to purchase up to an aggregate of $15.0 million in shares of common stock (subject to certain limitations) from time to time over a 36-month period commencing on June 8, 2020, with $11.3 million obligation remaining as of September 30, 2022. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock in regular purchases, increasing to amounts of up to 100,000 shares depending upon the closing sale price of our common stock. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases or as additional accelerated purchases. The purchase price of shares of common stock related to this future funding will be based upon the market price of our common stock preceding the time of sale as computed under purchase agreement. However, there can be no assurance that we will be able to receive the entire obligation amount from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us. During the three months ended September 30, 2022, we sold 350,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average gross sale price of $1.39 per share, resulting in proceeds of $0.5 million. During the nine months ended September 30, 2022, we sold 650,000 shares of common stock under our purchase agreement with Lincoln Park at a weighted average gross sale price of $1.32 per share, resulting in proceeds of $0.9 million. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,750,000 shares of common stock under the purchase agreement for net proceeds of $3.7 million.

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading and Roth Capital. This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement. From May 19, 2020 through December 31, 2021, we sold an aggregate of 1,838,957 shares of common stock at an average gross sale price of $3.9228 per share, for gross proceeds of $7.2 million. Proceeds, net of $0.3 million of fees and offering costs were $6.9 million. During the three months ended September 30, 2022, we sold 350,820 shares of common stock through our ATM facility at a gross sale price of $1.5223 per share, for proceeds of $0.5 million. During the nine months ended September 30, 2022, we sold 1,413,367 shares of common stock through our ATM facility at a gross sale price of $2.6872 per share, for gross proceeds of $3.8 million. Proceeds, net of $0.1 million of fees and offering costs, were $3.7 million. We have no commitments for any additional financing, except for the agreement with Lincoln Park and the Marathon Credit Agreement for the Term Loan.

Our future capital requirements are difficult to forecast and will depend on many factors, including but not limited to:

•	any continued development and potential commercialization of ACER-001 beyond the fourth quarter of 2022
•	any continued development, including the initiation or continuation of one or more clinical trials for ACER-801
•	any continued development, including the DiSCOVER pivotal Phase 3 clinical trial for EDSIVOTM
•	our ability to obtain adequate levels of financing to meet our operating plan

•	the costs associated with filing, outcome, and timing of regulatory approvals
•	the terms and timing of any strategic alliance, licensing and other arrangements that we may establish
•	the cost and timing of hiring any new employees to support our business operations
•	the costs and timing of having clinical supplies of our product candidates manufactured
•	the initiation and progress of ongoing preclinical studies and clinical trials for our product candidates
•	the costs involved in patent filing, prosecution, and enforcement
•	the number of programs we pursue
•	any development of ACER-2820 we may choose to pursue (although any such development will depend upon the availability of non-dilutive financing)

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

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the fourth quarter of 2022, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility and/or our equity line facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 31, 2022, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our minimum Market Value of Listed Securities (“MVLS”) was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time. In accordance with Nasdaq listing rules, we have 180 calendar days, or until November 28, 2022, to regain compliance. There can be no assurance that we will be able to regain and maintain compliance with Nasdaq listing standards. Our failure to meet or to continue to meet these requirements could result in the Company’s common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Secured Convertible Notes).

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

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting related to the allocation of transaction price related to the collaboration and license agreement (the “Collaboration Agreement”) between us and Relief Therapeutics Holding AG, which was entered into on March 19, 2021, and the associated estimate of stand-alone selling price of each of the units of account identified in the Collaboration Agreement. Refer to the section titled “Restatement of Previously Issued Financial Statements” in Part I, Item 1, Note 1, “Nature of Operations and Basis of Presentation” to the unaudited condensed interim financial statements included in our Forms 10-Q/A for the periods ended March 31, 2021 and June 30, 2021. Additionally, management determined that a restatement of certain items presented in our original Form 10-Q for the period ended June 30, 2022, was required as a result of a material weakness in our internal control over financial reporting related to the application of certain interpretive accounting guidance related to ASC 260, Earnings Per Share. Specifically, when the fair value of a contract is reported as an asset or liability for accounting purposes and changes in the fair value are recorded through earnings, such as the Secured Convertible Notes, the calculation of diluted earnings per share using the “if-converted” method may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and in doing so the result is dilutive to the net loss per share calculation. Refer to the EXPLANATORY NOTE included at the beginning of our Quarterly Report on Form 10-Q/A for the period ended June 30, 2022, such description which is incorporated by reference herein, and Note 10 “Net Loss Per Share” to the unaudited condensed financial statements included in this report.

Material Weaknesses in Internal Control over Financial Reporting

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

We identified an additional material weakness related to control over financial reporting, and specifically the application of ASC 260, Earnings Per Share. This matter was discovered during the course of the external review of the accounting for earnings per share and was reviewed with our Audit Committee. This material weakness resulted in the restatement described in the EXPLANATORY NOTE included at the beginning of our Form 10-Q/A for the period ended June 30, 2022, and in Part I, Item 1, Note 10 “Net Loss Per Share,” to the unaudited condensed interim financial statements included in such Form 10-Q/A. The Company has clarified its internal documentation and revised its accounting position to appropriately consider the impact of such a diluted calculation related to an instrument recorded as an asset or liability at fair value with changes in fair value recorded through earnings..

As a result of the identified material weaknesses, our management directed a comprehensive review of the complex nonrecurring Relief collaboration transaction to assess the possibility of further material misstatements that may remain unidentified, as well as a comprehensive review of its accounting policy and procedures for calculating earnings per share.

As a result of such review, and notwithstanding the material weaknesses described above, our management, including our Certifying Officers, believe that the unaudited condensed interim financial statements contained in this Form 10-Q as of and for the three and nine months ended September 30, 2022, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation Process

We have implemented a plan of remediation to strengthen the effectiveness of the design and operation of our internal control environment. The remediation plan includes the following actions:

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
•

Implementing additional identification, accounting, and review controls with respect to complex and nonrecurring transactions, as well as augmenting existing staff with internal and external skilled accounting resources, as appropriate, and strengthening the review process

In addition, we implemented additional review procedures around the accounting for debt, convertible debt, and warrants in connection with the transactions recorded in the nine months ended September 30, 2022.

We have implemented a comprehensive review of our accounting policy and procedure to clarify the application of the “if-converted” method and its impact on convertible instruments recorded as assets or liabilities which are measured at fair value with changes in fair value recognized in earnings. Additionally, we will separate the controls over the calculation and presentation of earnings per share into a separate set of control activities to ensure the appropriate level of accuracy and precision is applied to every potential common share appropriately.

The actions that we are taking are subject to ongoing senior management review as well as Audit Committee oversight. We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements to the internal controls around complex nonrecurring transactions. We have implemented these steps; however, some of these steps will take time to be fully integrated and assessed as being designed and operating effectively. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

As discussed above, we are implementing a plan to remediate the previously identified material weaknesses in our internal control over financial accounting to strengthen the effectiveness of the design and operation of our control environment. Other than implementing such remediation plan and the above referenced additional review procedures we are implementing around the recent debt, convertible debt, and warrant transactions, and additionally earnings per share related to the “if-converted” method, there have been no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Condition

We have sufficient capital to fund current operations only through part of the fourth quarter of 2022. We will require additional financing almost immediately and in any event within the fourth quarter of 2022 to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts, or to suspend or restructure our business.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of September 30, 2022, we had an accumulated deficit of $131.4 million, cash and cash equivalents of $6.4 million, and current liabilities of $20.8 million, which include $10.6 million associated with deferred collaboration funding. As discussed above, we believe that our cash and cash equivalents available at September 30, 2022 will be sufficient to fund our anticipated operating and capital requirements into the fourth quarter of 2022.

We will need to raise additional capital almost immediately and in any event within the fourth quarter of 2022 in order to finance the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to further develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

Our operating plan may change as a result of factors currently unknown to us, and we may need to seek substantial additional funds through public or private equity or debt financings or other sources, such as non-dilutive funding or strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, which recently have been extremely challenging. For example, the volatility associated with the ongoing COVID-19 pandemic, the global supply chain issues and Russia’s invasion of Ukraine has caused significant instability and disruptions in the capital and credit markets, which may continue to be adversely affected, including by the possibility of a wider European or global conflict and global sanctions imposed in response to Russia’s invasion. The continued increase in inflation has exacerbated negative economic and financial conditions. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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
•

the terms and conditions of the Secured Convertible Notes and Bridge Loan, including those which require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for our current product candidates or future product candidates, if any
•	delay, limit, reduce or terminate our research and development activities
•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize future approved product candidates, if any
•	otherwise delay, limit, reduce, restructure or terminate our operations

Substantial doubt exists as to our ability to continue as a going concern.

As of September 30, 2022, we had an accumulated deficit of $131.4 million, cash and cash equivalents of $6.4 million, and current liabilities of $20.8 million, which include $10.6 million associated with deferred collaboration funding. We believe that our cash and cash equivalents available at September 30, 2022 will be sufficient to fund our currently anticipated operating and capital requirements into the fourth quarter of 2022. We will continue to require substantial capital to continue our clinical development and pursuit of regulatory approval activities. Accordingly, we will need to raise substantial additional capital almost immediately and in any event within the fourth quarter of 2022 to continue to fund our operations. Moreover, we have not established a source of product sales and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital almost immediately, and in any event within the fourth quarter of 2022, to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, restructure, reduce, or delay operations, including reduction of employees recently hired in order to prepare for possible launch and marketing of ACER-001. There is no guarantee that ACER-001 will receive regulatory authority approval in any territory or become commercially available for the indications under investigation.

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

As described elsewhere in this report, we identified a material weakness in our internal control over financial reporting related to the accounting and reporting for the Collaboration Agreement entered into with Relief. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022, and June 30, 2022. As also described elsewhere in this report, a restatement of certain items presented in our original Form 10-Q for the period ended June 30, 2022, was required as a result of a material weakness in our internal control over accounting for debt related to the application of certain interpretive accounting guidance related to ASC 260, Earnings Per Share. Specifically, when the fair value of a contract is reported as an asset or liability for accounting purposes and the changes in fair value are recorded through earnings, such as the Secured Convertible Notes, the calculation of diluted earnings per share using the “if-converted” method may require an adjustment to the numerator for any changes in income or loss that would result if the contract had been reported as an equity instrument for accounting purposes during the period, and in doing so the result is dilutive to the net loss per share calculation.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time, and we can provide no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weaknesses identified with respect to our accounting and reporting for the Relief transaction as well as application of the “if-converted" method to the Secured Convertible Notes in certain situations, see Part I, Item 4, “Controls and Procedures” included in this report.

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

Under our equity line purchase agreement with Lincoln Park, we may direct Lincoln Park to purchase up to $15.0 million of shares of our common stock, subject to certain limitations and conditions, over a 36-month period commencing on June 8, 2020, with $11.3 million obligation remaining as of September 30, 2022. There can be no assurance that we will be able to receive all of the remaining committed funds from Lincoln Park because the purchase agreement contains limitations, restrictions, requirements, events of default and other provisions that could limit our ability to cause Lincoln Park to buy common stock from us, including that Lincoln Park own no more than 9.99% of our common stock. In addition, under the applicable rules of the Nasdaq Capital Market, if we seek to issue shares in excess of 19.99% of the total common stock outstanding as of the date we entered into the purchase agreement, we may be required to seek stockholder approval in order to be in compliance with the Nasdaq Capital Market rules. Our inability to access a portion or the full amount remaining available under the purchase agreement, in the absence of any other financing sources, could have a material adverse effect on our business. Subsequent to signing the purchase agreement and through the date of this report, we have sold an aggregate of 1,750,000 shares of common stock under the purchase agreement for net proceeds of $3.7 million.

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

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement. From October 1, 2021 through the date of this report, we have sold an aggregate of 1,413,367 shares of common stock under our ATM facility for gross proceeds of $3.8 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period. The number of shares and price at which we may be able to sell shares under the ATM facility may be limited due to market conditions and other factors beyond our control.

We have a limited operating history and have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability. The absence of any commercial sales and our limited operating history make it difficult to assess our future viability.

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2022 and 2021 was $16.9 million and $11.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $131.4 million. We expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates.

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

In addition, because of the numerous risks and uncertainties associated with clinical product development, including that our product candidates may not successfully advance through development or achieve regulatory approval, we are unable to predict the timing or amount of any potential future product sales revenues. Our expenses also could increase beyond expectations if we decide to or are required by the FDA, or comparable foreign regulatory authorities, to perform studies or trials to satisfy additional unexpected activities in addition to those that we currently anticipate.

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

The extent to which the COVID-19 pandemic will continue to affect our business, results of operations, and financial condition is difficult to predict. The outbreak has affected, and could potentially continue to affect, the business of the FDA, European Medicines Agency (“EMA”) or other health authorities, which has resulted and could continue to result in delays in meetings and other activities related to our product candidates and our planned clinical trials and ultimately in the review and approval of our product candidates. The spread of COVID-19 may also slow enrollment of clinical trials and reduce the number of eligible patients for our clinical trials, thereby making recruitment more difficult and competitive. Prolonged disruptions to businesses, manufacturing and supply chain, including shelter-in-place or similar orders imposed by federal, state or local government authorities, and economic downturns can lead to material adverse effects on our business operations, including layoffs and/or suspension of our business operations. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when and in the amount needed. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, any COVID-19 infection of any of our employees could have a significant impact on our ability to conduct business.

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

Risks Related to the Secured Convertible Notes and Bridge Loan

The requirement that we repay in cash the outstanding principal balance and accrued interest on the Bridge Loan and the Secured Convertible Notes under certain circumstances, and the restrictive covenants contained in these debt instruments, could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability and prevent us from taking actions that we would otherwise consider to be in our best interests. If we were to fail to meet our obligations under those agreements, the lender(s) could declare an event of default which, if not timely and fully cured to the lender(s) satisfaction, could result in a material adverse effect on our business, including but not limited to a loss of control over our cash and other assets, in which the lenders have a security interest.

The Secured Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of ACER-001 Approval and the repayment in full of the Bridge Loan, interest will not be payable in cash but will accrue and be payable in cash within three business days of ACER-001 Approval. Additionally, subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan, each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require us to redeem the Secured Convertible Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. Any outstanding principal of the Secured Convertible Notes, together with all accrued and unpaid interest, will be due and payable on the earlier of March 14, 2025, or upon a change of control of Acer. With respect to the Bridge Loan, we have the option to capitalize the accrued interest on the Bridge Loan until February 15, 2023. Commencing February 15, 2023, the principal amount of the Bridge Loan amortizes at a rate of $0.7 million payable quarterly, with the final maturity being March 4, 2024. We must also pay an exit fee to SWK (inclusive of all principal, interest, and origination and other fees paid to SWK under the Credit Agreement with SWK (the “SWK Credit Agreement”) of 1.5 times the outstanding principal amount of the Bridge Loan. Funding from the Term Loan will be available to us to be borrowed only upon and following ACER‑001 Approval and until December 31, 2022, and repayment terms do not commence until thereafter. We intend to use the proceeds from the Term Loan to refinance certain other indebtedness, including the Bridge Loan. However, if ACER-001 Approval does not occur prior to December 31, 2022, then the Term Loan will not be available to us unless we are able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date, and we may not have sufficient available cash or be able to obtain financing at the time we are required to make payments under our indebtedness. Funding of the Term Loan is also subject to the satisfaction of other conditions as set forth in the Marathon Credit Agreement. Moreover, although the Company’s resubmitted NDA in respect of ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by the FDA, the Prescription Drug User Fee Act (“PDUFA”) target action date is January 15, 2023. Our failure to repurchase Secured Convertible Notes at a time when the repurchase is required by the notes, or to pay any cash for principal reduction or accrued interest on the Secured Convertible Notes or the Bridge Loan would constitute a default under the relevant indebtedness.

In addition, the Secured Convertible Notes and the Bridge Loan and Term Loan contain certain restrictive covenants. These obligations and covenants could have important consequences on our business. In particular, they could:

•

require us to dedicate a substantial portion of our cash flow from operations to service our indebtedness or comply with liquidity covenants, thereby reducing the amount of our cash available for other purposes

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

We entered into a loan agreement for the Secured Convertible Notes and Bridge Loan with Marathon and SWK, respectively, which provided us with initial loan proceeds of $12.5 million, less fees and costs, and which under certain circumstances can generate additional funding. In return for those funds and commitments, the Secured Convertible Notes and Bridge Loan require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. Some of those covenants could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability, and prevent us from taking actions that we would otherwise consider to be in our best interests.

The Secured Convertible Notes and Bridge Loan, by which we borrowed $6.0 million and $6.5 million, respectively, are secured by a first priority lien on all of our assets (including our intellectual property). Upon repayment of the Bridge Loan, we are required to pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement) equal to 1.5 times the outstanding principal amount of the Bridge Loan. Our Bridge Loan bears interest at an annual rate equal to three-month London Interbank Offered Rates (LIBOR) (or such other rate as may be agreed between SWK and us following the date on which three-month LIBOR is no longer available), subject to a 1.0% LIBOR floor, plus a margin of 11.0%, and is therefore sensitive to changes in interest rates. If three-month LIBOR can no longer be determined or if the applicable governmental authority ceases to supervise or sanction such rates, then we will endeavor to agree with SWK on an alternate rate of interest that gives due consideration to the then prevailing market convention for determining interest for comparable loans in the United States. We cannot predict what the impact of any such alternative rate would be to our interest expense. However, the discontinuation, reform, or replacement of LIBOR or any other benchmark rates may result in fluctuating interest rates that may have a negative impact on our interest expense and cash flows. Furthermore, we cannot predict or quantify the time, effort and cost required to transition to the use of new benchmark rates, including with respect to negotiating and implementing any necessary changes to the Bridge Loan, and implementing changes to our systems and processes.

The Secured Convertible Notes and SWK Credit Agreement restrict our ability to incur new indebtedness, sell assets, and to pursue certain mergers, acquisitions, amalgamations or consolidations, other than permitted indebtedness or permitted acquisitions, that we may believe to be in our best interest. In addition, the SWK Credit Agreement and the Term Loan contain financial covenants that require us to maintain a minimum cash balance level as well as covenants and restrictions that could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability and prevent us from taking actions that we would otherwise consider to be in our best interests. If we default under the SWK Credit Agreement, the lenders will be able to declare all obligations immediately due and payable, including certain fees and other obligations. The lenders could declare an event of default upon the occurrence of any event that they interpret as a material adverse change or material adverse effect, as defined in the SWK Credit Agreement. Any declaration by the lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

In June 2022, we received the FDA’s Complete Response Letter regarding our NDA for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs. The Complete Response Letter indicated that the FDA cannot approve the NDA in its current form and stated: “[The FDA’s] field investigator could not complete inspection of [the Company’s third-party contract packaging manufacturer], because the facility was not ready for inspection. Satisfactory inspection is required before [the NDA] may be approved. Please notify us in writing when this facility is ready for inspection.” The FDA did not cite any other approvability issues in the Complete Response Letter pertaining to the NDA, nor request any additional clinical or pharmacokinetic studies be conducted prior to FDA approval. The FDA did provide one comment in the Complete Response Letter (identified as “not an approvability issue”) requesting additional existing nonclinical information to be provided in the resubmission of the NDA. We are actively collaborating with our third-party contract packaging manufacturer and cooperating with the FDA to address the FDA’s comments as soon as reasonably possible. In this regard, we announced on July 18, 2022 the resubmission of an updated NDA for ACER-001 (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs and, on July 28, 2022, we announced the FDA’s acceptance of such resubmission for review as well as a PDUFA target action date for the resubmitted NDA of January 15, 2023. There can be no assurance, however, that the FDA inspection of the third-party contract packaging manufacturer facility will be satisfactory, that such inspection is the only impediment to FDA approval of our resubmitted NDA, that our resubmitted NDA will otherwise be approved by the FDA, or that ACER-001 will be approved for any indication. Depending on our progress with the FDA and the resubmitted NDA, as well as our available resources and needs, we may decide at any time not to continue development of ACER-001, which could have a material adverse effect on our business operations and financial prospects.

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, including ACER-001, our business will be substantially harmed.

None of our current product candidates have gained marketing approval for sale in the U.S. or any other country, and we cannot guarantee that we will ever have marketable products. Our most advanced product, ACER-001, is currently under review with the FDA with a January 15, 2023 PDUFA target action date. Our business is substantially dependent on our ability to complete the development of, obtain marketing approval for, and successfully commercialize our product candidates in a timely manner. We cannot commercialize our product candidates in the U.S. without first obtaining approval from the FDA to market each product candidate. Similarly, we cannot commercialize our product candidates outside of the U.S. without obtaining regulatory approval from comparable foreign regulatory authorities. Our product candidates could fail to receive marketing approval for many reasons, including the following:

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

Before obtaining marketing approval for the commercial sale of any drug product for a target indication, we must demonstrate in preclinical studies and well-controlled clinical trials and, to the satisfaction of the applicable regulatory authorities, that the product is safe and effective for its intended use and that the manufacturing facilities, processes, and controls are adequate to preserve the drug’s identity, strength, quality and purity. In the U.S., it is necessary to submit and obtain approval of an NDA from the FDA. An NDA must include extensive preclinical and clinical data and supporting information to establish the product safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for the product. After the submission but before approval of the NDA, the manufacturing facilities used to manufacture a product candidate must be inspected by the FDA to ensure compliance with the applicable Current Good Manufacturing Practice (“cGMP”) requirements. The FDA and the Competent Authorities of the Member States of the European Economic Area (“EEA”) and comparable foreign regulatory authorities may also inspect our clinical trial sites and audit clinical study data to ensure that our studies are properly conducted in accordance with the IND regulations, human subject protection regulations, and current good clinical practice (“cGCP”).

Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and approval may not be obtained. Upon submission of an NDA, the FDA must make an initial determination that the application is sufficiently complete to accept the submission for filing. We cannot be certain that any submissions, even those that are or have been accepted for filing and reviewed by FDA, will ultimately be approved. If the application is not accepted for review, or if the FDA finds after review that the NDA is not approvable as submitted, the FDA may require that we conduct additional clinical studies or preclinical testing or take other actions before it will reconsider our application. If the FDA requires additional studies or data, we would incur increased costs and delays in the marketing approval process, which may require us to reduce headcount or other expenses and/or expend more resources than we have available. In addition, the FDA may not consider any additional information to be complete or sufficient to support the filing or approval of the NDA.

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. For example, in June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS. The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the FDA’s Complete Response Letter regarding our NDA for EDSIVOTM, we halted precommercial activities. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence.

Following a Type B meeting with the FDA in the second quarter of 2021, we are now conducting a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1+ vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the trial under SPA agreement with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug); and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In April 2022, we received breakthrough therapy designation and reached agreement on a SPA in May 2022. The trial plan is to enroll approximately 150 COL3A1+ vEDS patients in the U.S., and the duration of the trial is estimated to be approximately 3.5 years to complete once fully enrolled (based on statistical power calculations and number of primary events). Additional capital will be needed to fund the trial beyond the fourth quarter of 2022. One interim analysis (based on number of primary events) is planned at approximately 24 months after full enrollment. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

Preclinical trials must also be conducted in accordance with the FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including current Good Laboratory Practice (“cGLP”), an international standard meant to harmonize the conduct and quality of nonclinical studies and the archiving and reporting of findings. Preclinical studies including long-term toxicity studies and carcinogenicity studies in animals may result in findings that may require further evaluation, which could affect the risk-benefit evaluation of clinical development, or which may lead the regulatory agencies to delay, prohibit the initiation of or halt clinical trials or delay or deny marketing authorization applications. Failure to adhere to the applicable cGLP standards or misconduct during the course of preclinical trials may invalidate the data and require one or more studies to be repeated or additional testing to be conducted.

Clinical trials must also be conducted in accordance with the FDA and comparable foreign authorities’ legal requirements, regulations or guidelines, including human subject protection requirements and cGCP. Clinical trials are subject to further oversight by these governmental agencies and Institutional Review Boards (“IRBs”), at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our current product candidates produced under cGMP and other requirements. Clinical trials are usually conducted at multiple sites, potentially including some sites in countries outside the U.S. and the European Union, which may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of foreign and non-EU clinical research organizations, as well as expose us to risks associated with clinical investigators who are unknown to the FDA or the European regulatory authorities, and with different standards of diagnosis, screening and medical care.

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

Our 2019 restructuring may have a negative impact on our ability to attract and retain qualified personnel. In order to reduce operating expenses and conserve cash resources following receipt of the Complete Response Letter we received from the FDA regarding our NDA for EDSIVO™ for the treatment of vEDS in June 2019, we implemented a corporate restructuring initiative including a reduction of approximately 60% of our full-time workforce of 48 employees and a halt of precommercial activities for EDSIVO™. As of September 30, 2022, we had a workforce of 41 full-time employees, in addition to several consultants or independent contractors, to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any further workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

We have never commercialized a product candidate and, although precommercial activities had been conducted for ACER-001 and EDSIVOTM prior to our receipt of the FDA’s Complete Response Letters with respect to each of these development programs, we currently do not have marketing, sales or distribution capabilities for any marketed products. In order to commercialize any of our products that receive marketing approval, we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. In the event of successful development of our product candidates, if we elect to build a targeted specialty sales force, such an effort would be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved product candidates, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates if we receive marketing approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted.

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
•

the development status of any of our drug candidates, including clinical study results and determinations by regulatory authorities with respect thereto, including but not limited to (i) ACER-001 for which we received the FDA’s acceptance for review of our resubmitted New Drug Application for the treatment of patients with UCDs and a PDUFA target action date of January 15, 2023, (iii) potential ACER-801 topline results in the fourth quarter of 2022 from an ongoing Phase 2a trial for the treatment of moderate to severe VMS in post-menopausal women, assuming such trial continues to completion on the schedule currently expected, and (iv) a recently commenced EDSIVOTM pivotal Phase 3 clinical trial in patients with COL3A1+ vEDS

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

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 31, 2022, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our minimum Market Value of Listed Securities (“MVLS”) was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time. In accordance with Nasdaq listing rules, we have 180 calendar days, or until November 28, 2022, to regain compliance. Previously, on December 29, 2021, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days our MVLS was below the $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). Our stockholder’s equity and net income from continuing operations were also below the alternate listing standards levels at that time and at December 31, 2021. In accordance with Nasdaq listing rules, we had 180 calendar days, or until June 27, 2022, to regain compliance. On March 30, 2022, we received notice from Nasdaq that we had regained compliance with the applicable continued listing standards and that the matter was closed. There can be no assurance that we will be able to regain and maintain compliance with Nasdaq listing standards. Our failure to meet or to continue to meet these requirements could result in our common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Secured Convertible Notes).

We have been a defendant in securities litigation in the past and may become the target of securities litigation in the future, which may be costly and time-consuming to defend.

Following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. This risk is especially relevant for us because pharmaceutical companies like ours have experienced significant stock price volatility in recent years. For example, we were named in a putative securities class action complaint and several stockholder derivative actions, which have been subsequently settled, as a result of the decline in our stock price following a 2019 Complete Response Letter from the FDA regarding our NDA for EDSIVO™. If we become involved in this type of litigation in the future, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 16,373,611 shares of common stock were outstanding as of September 30, 2022. As of such date, another 2,830,475 shares of common stock were issuable upon exercise of outstanding options, 250,000 shares of common stock were issuable upon exercise of warrants issued to SWK pursuant to the SWK Credit Agreement, and the Secured Convertible Notes were outstanding and convertible by the holders into shares of common stock (including 2,400,000 shares upon conversion of the original principal amount, without taking into account the limitations on the conversion of the Secured Convertible Notes, plus additional shares if accrued but unpaid interest on the Secured Convertible Notes is converted into shares of common stock). A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On April 30, 2020, we entered into the equity line purchase agreement with Lincoln Park, pursuant to which Lincoln Park has committed to purchase up to $15.0 million of our common stock, subject to various limitations, with $11.3 million of such obligation remaining as of September 30, 2022. Upon the execution of the purchase agreement, we issued 148,148 commitment shares to Lincoln Park as consideration for its commitment to purchase shares of our common stock under the purchase agreement. The remaining shares of our common stock that may be issued under the purchase agreement may be sold by us to Lincoln Park at our discretion from time to time over a 36-month period commencing on June 8, 2020, subject to various limitations. The purchase price for the shares that we may sell to Lincoln Park under the purchase agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Subsequent to signing the purchase agreement through the date of this report, we have sold an aggregate of 1,750,000 shares of common stock under the purchase agreement for net proceeds of $3.7 million.

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

On November 9, 2018, we entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand and subject to various limitations, in transactions deemed to be an at-the-market offering. We have no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of September 30, 2022, $36.2 million remained available under this facility, subject to various limitations.

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

As of September 30, 2022, our executive officers and directors and their affiliates beneficially owned or controlled 14% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

10.1

Amendment to Credit Agreement dated August 19, 2022, among Acer Therapeutics Inc., the lenders party thereto and SWK Funding LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2022).

10.2

Warrant issued on August 19, 2022, by the Company to SWK Funding LLC pursuant to the Amendment to Credit Agreement dated August 19, 2022, among Acer Therapeutics Inc., the lenders party thereto and SWK Funding LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 23, 2022).

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