Form 10-Q
period 2023-03-31
Acer Therapeutics Inc.
filed 2023-05-15
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 15, 2023, there were 24,300,073 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the three months ended March 31, 2023

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, including our condensed financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Summary Risk Factors

•
We currently believe that our existing cash and cash equivalents at March 31, 2023, together with the net proceeds from our ATM (defined below) facility subsequent to March 31, 2023 totaling $0.3 million from the sale of 456,886 shares at an average net per share price of $0.7635, will be sufficient to fund our anticipated operating and capital requirements into late in the second quarter of 2023. We will require additional financing to commercialize OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with urea cycle disorders (“UCDs”) involving deficiencies of carbamylphosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”), as well as to complete development and seek to obtain marketing approval of our other product candidates and, if approved, to commercialize our other product candidates. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts, or to suspend or restructure our business.
•
Substantial doubt exists as to our ability to continue as a going concern. Unless we are able to raise additional capital by late in the second quarter of 2023 to continue to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, restructure, reduce, or delay operations. Our efforts to raise additional funds could be affected by negative conditions in the capital markets, which in recent months have been especially challenging, and there are numerous companies in the pharmaceutical and biotech sectors seeking additional capital from many of the same sources, which may also limit the amount of capital, if any, available to us. The recent turmoil in the banking sector initiated by the failure of Silicon Valley Bank (“SVB”) has added to the volatility in that sector. While we have no direct relationship or business with SVB or other banks that have failed thus far in 2023, this situation has added to the difficulties in raising capital on a timely basis and on favorable terms.
•
The requirements (i) that we repay in cash the outstanding principal balance and accrued interest on our senior secured term loan facility (the “SWK Loans”), in a principal amount of $13.9 million plus interest and fees (including a repayment premium of up to 50% of such principal amount) with the lenders party thereto and SWK Funding LLC (“SWK”) as the agent, (ii) that the principal amount of the SWK Loans are amortizing at a monthly rate of $0.6 million (subject to the ability of the Company to forego the payment in May 2023, and at the discretion of SWK the payment in June 2023), (iii) that we maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (a) the outstanding principal amount of the SWK Loans or (b) $3.0 million (subject to a temporary reduction in such $3.0 million amount (to $1.75 million) through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023), (iv) with respect to the secured convertible notes issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (“Marathon”) in an aggregate principal amount of $6.0 million (the “Marathon Convertible Notes”), that we repurchase the Marathon Convertible Notes for $12.0 million plus accrued interest plus $1.5 million (or a prorated amount) for each 90-day period (or portion) thereafter, and (v) that we abide by certain additional operating and financial covenants and restrictions on our operating and financial flexibility under the SWK Loans and the Marathon Convertible Notes, all of which could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability, and prevent us from taking actions that we would otherwise consider to be in our best interests.
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

•
If we decide not to pursue further development of ACER-801 (osanetant) for the treatment of vasomotor symptoms following our pause of that program to conduct a thorough review of the full data set from our Phase 2a proof of concept clinical trial (where topline results showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women), we will have significantly reduced our portfolio of development programs as well as a possible revenue source.
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
•
If we are unable to maintain effective disclosure controls and internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be materially and adversely affected.
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
•
If we are not able to regain or maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,379,977	$2,329,218
Inventory	412,038	—
Prepaid expenses	800,777	759,292
Deferred financing costs	—	408,000
Other current assets	14,638	20,188
Total current assets	7,607,430	3,516,698
Property and equipment, net	202,097	214,578
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	215,302	245,683
Total assets	$15,672,096	$11,624,226
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,602,316	$3,813,280
Accrued expenses	4,316,305	3,657,394
Deferred collaboration funding, current	2,890,097	8,412,971
Other current liabilities	742,323	741,425
Convertible note payable, current, at fair value	11,392,167	—
SWK Loans payable, current, at fair value	17,057,110	2,326,630
Total current liabilities	38,000,318	18,951,700
Deferred collaboration funding, non-current	3,661,868	—
SWK Loans payable, non-current, at fair value	—	3,240,601
Convertible note payable, at fair value	—	6,047,532
Other non-current liabilities	123,509	145,665
Total liabilities	41,785,695	28,385,498
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 23,421,534 and 19,624,280 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2,342	1,962
Additional paid-in capital	130,912,034	123,984,035
Accumulated deficit	(157,027,975)	(140,747,269)
Total stockholders’ deficit	(26,113,599)	(16,761,272)
Total liabilities and stockholders’ deficit	$15,672,096	$11,624,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development (net of collaboration funding of $718,410 and $2,999,371 in the three months ended March 31, 2023 and 2022 respectively)	$2,421,120	$3,171,639
General and administrative (net of collaboration funding of $1,142,596 and $2,372,175 in the three months ended March 31, 2023 and 2022 respectively)	2,568,181	3,875,601
Total operating expenses	4,989,301	7,047,240
Loss from operations	(4,989,301)	(7,047,240)
Other income (expense), net:
Costs of debt issuance	(577,225)	(1,168,065)
Loss on extinguishment of debt	(8,191,494)	—
Changes in fair value of debt instruments gain (loss)	(2,211,685)	(962,400)
Interest and other income (expense), net	(286,537)	(2,838)
Foreign currency transaction (loss) gain	(24,464)	1,539
Total other income (expense), net	(11,291,405)	(2,131,764)
Net loss	$(16,280,706)	$(9,179,004)
Net loss per share - basic	$(0.77)	$(0.64)
Weighted average common shares outstanding - basic	21,113,166	14,310,244
Net loss per share - diluted	$(0.77)	$(0.64)
Weighted average common shares outstanding - diluted	21,113,166	14,310,244

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	19,624,280	$1,962	$123,984,035	$(140,747,269)	$(16,761,272)
Stock-based compensation	—	—	285,509	—	285,509
Issuance of common stock and warrants, net of issuance costs	3,797,254	380	6,169,990	—	6,170,370
Proceeds allocated to Third SWK Warrant	—	—	472,500	—	472,500
Net loss	—	—	—	(16,280,706)	(16,280,706)
Balance, March 31, 2023	23,421,534	$2,342	$130,912,034	$(157,027,975)	$(26,113,599)

	Three Months Ended March 31, 2022
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)
Stock-based compensation	—	—	474,097	—	474,097
Proceeds allocated to First SWK Warrant	—	—	327,031	—	327,031
Net loss	—	—	—	(9,179,004)	(9,179,004)
Balance, March 31, 2022	14,310,244	$1,431	$113,586,046	$(123,688,958)	$(10,101,481)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,280,706)	$(9,179,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	285,509	474,097
Depreciation	15,547	20,606
Non-cash changes in fair value of debt, (gain) loss	2,211,685	962,400
Loss on extinguishment of debt	8,191,494	—
Debt issuance costs recognized as expense	169,225	1,168,065
Amortization of debt issuance costs	408,000
Changes in operating assets and liabilities
Collaboration receivable	—	5,000,000
Inventory	(412,038)	—
Prepaid expenses	(41,485)	(430,787)
Other current and non-current assets	14,673	8,455,326
Accounts payable	(2,210,964)	613,919
Accrued expenses	492,176	3,707,133
Deferred collaboration funding	(1,861,006)	(5,371,546)
Other current liabilities	—	(8,433,464)
Net cash used in operating activities	(9,017,890)	(3,013,255)
Cash flows from investing activities:
Purchase of property and equipment	(3,066)	(28,930)
Net cash used in investing activities	(3,066)	(28,930)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	6,170,370	—
Proceeds from Original Term Loan, net of warrant allocation and lender fees	—	6,013,148
Proceeds from Marathon Convertible Notes, net of lender fees	—	5,516,556
Proceeds from SWK Second Term Loan, net of warrant allocation and lender fees	6,527,500	—
Proceeds allocated to First SWK Warrant based on valuation	—	327,031
Proceeds allocated to Third SWK Warrant based on valuation	472,500	—
Payment of debt and convertible debt issuance costs	(98,655)	(724,928)

Net cash provided by financing activities	13,071,715	11,131,807
Net increase in cash and cash equivalents	4,050,759	8,089,622
Cash and cash equivalents, beginning of period	2,329,218	12,710,762
Cash and cash equivalents, end of period	$6,379,977	$20,800,384

Supplemental cash flow information:
Cash paid for interest	$322,306	$—

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

In the U.S., OLPRUVA™ (sodium phenylbutyrate) for oral suspension is approved for the treatment of urea cycle disorders (“UCDs”) involving deficiencies of carbamylphosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”). The Company also has a pipeline of investigational product candidates, including EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation, and ACER-801 (osanetant) for the treatment of vasomotor symptoms (“VMS”), post-traumatic stress disorder (“PTSD”), and prostate cancer, although the ACER-801 program is currently on pause while the Company conducts a thorough review of the full data set of results from its Phase 2a proof of concept clinical trial (where topline results showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women). The Company also intends to explore additional lifecycle opportunities for OLPRUVA™ (sodium phenylbutyrate) in various disorders where proof of concept data exists, subject to additional capital.

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, precommercial activities, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has received revenue and collaboration funding related to the collaboration and license agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) as described below but has not generated any product revenue from sales to date and may never generate any product revenue from sales in the future.

Liquidity

The Company had an accumulated deficit of $157.0 million and cash and cash equivalents of $6.4 million as of March 31, 2023. Net cash used in operating activities was $9.0 million and $3.0 million for the quarters ended March 31, 2023 and 2022, respectively.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the three months ended March 31, 2023, the Company sold 1,462,254 shares of common stock through its ATM facility at a gross sale price of $2.8095 per share, for proceeds of $4.1 million. Proceeds, net of $0.1 million of fees and offering costs, were $4.0 million. As of March 31, 2023, $29.4 million remained available under the Company’s ATM facility, subject to various limitations. In connection with the March 2023 Offering (defined below), the Company suspended the ATM facility and entered into a related restriction (see Note 9), prohibiting the Company from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into common stock, subject to certain exceptions, until April 24, 2023.

Subsequent to March 31, 2023 and after the expiration of the suspension of the ATM facility on April 24, 2023, the Company sold an aggregate of 456,886 shares of common stock under its ATM facility at an average gross sale price of $0.7912 per share, resulting in gross proceeds of $0.4 million. Proceeds, net of $14 thousand in fees and offering costs, were $0.3 million.

On April 30, 2020, the Company entered into an equity line purchase agreement and registration rights agreement pursuant to which Lincoln Park committed to purchase up to $15.0 million of the Company’s common stock. During the year ended December 31, 2022, the Company sold 772,057 shares of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.42 per share, resulting in proceeds of $1.1 million. The Lincoln Park facility was completed on December 30, 2022 and is now terminated.

On January 25, 2021, the Company entered into an option agreement (the “Option Agreement”) with Relief, pursuant to which the Company granted Relief an exclusive option (the “Exclusivity Option”) to pursue a potential collaboration and license arrangement with the Company, and then on March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of OLPRUVATM for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to the Company offset by payment of a $4.0 million Promissory Note drawn in connection with the Option Agreement, plus interest earned through the date of the Collaboration Agreement) and Relief released its security interest in all of the Company’s assets, pursuant to the Promissory Note. Additionally, under the terms of the Collaboration Agreement, the Company received an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications (the “Development Payments”). Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey, and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European marketing approvals of OLPRUVATM for a UCD and MSUD. The terms of the Collaboration Agreement and Option Agreement are further described below in the Revenue Recognition and Accounting for Collaboration Agreements section of Note 2, Significant Accounting Policies.

On March 4, 2022, the Company entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Original Term Loan”). The Original Term Loan funding closed on March 14, 2022. The proceeds of the Original Term Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes. On August 19, 2022, the Company entered into an amendment (the “First Amendment”) to the SWK Credit Agreement, which among other provisions revised the Company’s required minimum amount of unencumbered liquid assets under the Original Term Loan. On January 30, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provided for an additional senior secured term loan to be made to the Company in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 (the “Second Term Loan”, and together with the Original Term Loan, the “SWK Loans”). On May 12, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million (or, if less, the outstanding principal amount of the SWK Loans) until the SWK Loans are repaid), (ii) the ability for the Company to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for the Company to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement as amended through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows the Company to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. The Company has the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, the Company is required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

The SWK Loans are secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement entered into on March 4, 2022, between the Company and SWK, as agent (the “SWK Security Agreement”). The Current SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Original Term Loan was funded.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that each of the Holders have agreed to defer payment by the Company of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by the Company on April 15, 2023. Subject to the restrictions set forth in a subordination agreement among each of the Holders and SWK, as agent and lender, the Company is required to repurchase each Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or the Company’s receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurs on May 30, 2023, the Buy-Out Percentage shall be increased to 212.5%); provided, that if the Company is prohibited from effectuating such repurchases pursuant to a subordination agreement with SWK, the Company shall cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment.

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

Pursuant to the Marathon Convertible Note Purchase Agreement, the Marathon Convertible Notes are secured by a lien on collateral representing substantially all assets of the Company, although such security interest is subordinated to the Company’s obligations under the Current SWK Credit Agreement.

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

The Company elected to terminate the Marathon Credit Agreement by entering into a Termination Agreement on January 30, 2023, which terminated the Credit Agreement and the associated Royalty Agreement. See Note 6, Debt for further discussion of the status of the Marathon Convertible Notes, and the Marathon Credit Agreement.

The Nasdaq Capital Market’s continued listing standards for the Company’s common stock require, among other things, that the Company maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities ("MVLS") of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 3, 2023, the Company received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days, the Company’s minimum MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rules, the Company has 180 calendar days, or until October 30, 2023, to regain compliance. In addition, pursuant to Nasdaq Listing Rules, the Company is required to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. Following the announcement of topline results in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the Company’s stock has traded below the required minimum bid price for continued listing on Nasdaq. There can be no assurance that the Company will be able to maintain compliance with Nasdaq listing standards. The Company’s failure to meet or to continue to meet these requirements could result in the Company’s common stock being delisted from the Nasdaq Capital Market. If the Company’s common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of the Company’s common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Marathon Convertible Notes).

Management expects to continue to finance operations through the issuance of additional equity or debt securities, non-dilutive funding, and/or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business and any securities issued may have rights, preferences, or privileges senior to the Company’s common stock and may dilute the ownership of current stockholders of the Company. The Company believes that its existing cash and cash equivalents at March 31, 2023, together with the net proceeds from its ATM facility subsequent to March 31, 2023 totaling $0.3 million from the sale of 456,886 shares at an average net share price of $0.7635 million, will be sufficient to fund its anticipated operating and capital requirements into late in the second quarter of 2023.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has suffered recurring losses from operations, negative cash flows from operations, has a net working capital deficiency, has a net capital deficiency, and has minimum unencumbered liquid assets requirements under its Current SWK Credit Agreement. While the Company has received approval for its OLPRUVATM product, it has yet to launch the product and establish a source of commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial activities.

As of March 31, 2023, the Company had cash and cash equivalents of $6.4 million and current liabilities of $38.0 million, which include $2.9 million associated with deferred collaboration funding (see Revenue Recognition and Accounting for Collaboration Agreements below in Note 2, Significant Accounting Policies). The Company believes that its existing cash and cash equivalents at March 31, 2023, together with the net proceeds from its ATM facility subsequent to March 31, 2023 totaling $0.3 million from the sale of 456,886 shares at an average net per share price of $0.7635, will be sufficient to fund its anticipated operating and capital requirements into late in the second quarter of 2023.

The Company will need to raise additional capital to fund continued operations beyond late in the second quarter of 2023. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond late in the second quarter of 2023, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using its ATM facility which had $29.4 million available as of March 31, 2023. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is only able to issue a limited number of shares under its ATM facility. From May 19, 2020 through March 31, 2023, the Company has raised gross proceeds of $20.6 million from the ATM facility and gross proceeds of $4.0 million from the agreement with Lincoln Park, which equity line facility was completed on December 30, 2022 and is now terminated.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are available, or May 15, 2024. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ deficit and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2.
SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

On January 25, 2021, the Company entered into the Option Agreement with Relief pursuant to which the Company granted Relief the Exclusivity Option to pursue a potential collaboration and license arrangement with the Company, and then on March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of OLPRUVATM for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Company received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to the Company, offset by repayment of a $4.0 million Promissory Note drawn in connection with the Option Agreement, plus interest earned through the date of the Collaboration Agreement), and Relief released its security interest in all of the Company’s assets pursuant to the Promissory Note. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the year ended December 31, 2021, the Company received from Relief the $10.0 million First Development Payment and the additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for OLPRUVATM in a UCD for filing and review, which acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies will split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals for a UCD and MSUD.

The Company assessed these agreements in accordance with the authoritative literature and concluded that they meet the definition of a collaborative arrangement per ASC 808. For certain parts of the Collaboration Agreement, the Company concluded that Relief represented a customer while, for other parts of the Collaboration Agreement, Relief did not represent a customer. The units of account of the Collaboration Agreement where Relief does not represent a customer are outside of the scope of ASC 606. The Company also determined that the development and commercialization services and Relief’s right to 60% profit in the Acer Territory is within the scope of ASC Topic 730, Research and Development(“ASC 730”), with regard to funded research and development arrangements.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the OLPRUVATM approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using actual costs as incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the OLPRUVATM product. Research and development expenses and general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730. Any amounts recorded as deferred collaboration funding liability which are not recognized as contra-expense at the date of first commercial sale will be classified as contra-royalty and recognized against amounts of net-profit royalty payments recognized by the Company over the term of the agreement between the parties, estimated to be approximately thirteen years beginning in 2023.

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

At March 31, 2023, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $6.6 million. The Company has recorded $2.9 million as a current liability, which equates to the Company’s estimate of remaining spending under the Collaboration Agreement and which the Company estimates will be recognized within the next 12 months up to the point of the first commercial sale of OLPRUVATM. The remaining balance of $3.7 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. The Company expects to recognize this deferred collaboration funding as it incurs expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory and through the end of the effective date of the Collaboration Agreement. At March 31, 2023, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and $14.6 million recorded as an offset to research and development expenses and $12.6 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2023 and December 31, 2022, the Company had $6.1 million and $2.1 million, respectively, in excess of the FDIC insured limit.

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

The Company elected the fair value option for both its Original Term Loan and its Marathon Convertible Notes dated March 14, 2022. The Company also elected the fair value option for the Second Term Loan (see Note 7). The Company adjusts both the Original Term Loan and the Marathon Convertible Notes to fair value through the change in fair value of debt in the accompanying statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in the accompanying statements of operations.

Clinical Trial and Preclinical Study Expenses

No material changes in estimates of clinical trial or preclinical study expenses were recognized in either of the three months ended March 31, 2023 and 2022. Accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $0.8 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively.

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

The following assumptions were used to estimate the fair value of stock options granted during the three months ended March 31, 2023 and 2022 using the Black-Scholes option pricing model:

	2023	2022
Risk-free interest rate	4.00%	1.18%
Expected life (years)	6.25	6.25
Expected volatility	113.0%	115.0%
Dividend rate	0%	0%

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

Inventory

The Company values its inventories at the lower-of-cost or net realizable value. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company classifies its inventory costs as long term, in other assets in its balance sheets, when it expects to utilize the inventory beyond their normal operating cycle.

Prior to the regulatory approval of a product candidate, the Company incurs expenses for the manufacture of material that could potentially be available to support the commercial launch of its products upon approval. Until the first reporting period when regulatory approval has been received or is otherwise considered probable and the future economic benefit is expected to be realized, the Company records all such costs as research and development expense. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded as a component of cost of product sales in the statements of operations and comprehensive loss. The determination of whether inventory costs will be realizable requires the use of estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required. Additionally, the Company’s product is subject to strict quality control and monitoring that it performs throughout the manufacturing process. In the event that certain batches or units of product do not meet quality specifications, the Company will record a charge to cost of product sales, to write-down any unmarketable inventory to its estimated net realizable value.

The components of inventory are summarized as follows:

	March 31, 2023	December 31, 2022
Raw materials	$—	$—
Work in process	412,038	—
Finished goods	—	—
Total inventory	$412,038	$—

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company’s goodwill is allocated to the Company’s single reporting unit. The Company evaluates the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The Company performed a qualitative analysis of goodwill as of June 21, 2022 as it considered the Complete Response Letter received from the FDA in June 2022 with respect to the Company’s NDA in respect of OLPRUVATM (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs to be a triggering event requiring it to perform that analysis. Management concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As of March 31, 2023 and December 31, 2022, the Company's liabilities were in excess of its assets, including goodwill. ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test and accordingly the Company was not required to perform an evaluation.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the statements of operations.

Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2023 and 2022, due to a full valuation allowance recognized against its net deferred tax assets. The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of March 31, 2023 and 2022. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of March 31, 2023 and 2022, the Company had no accruals for interest or penalties related to income tax matters.

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, in those instances where it would be dilutive, the weighted average number of potential shares of common stock including the assumed exercise of stock options and warrants, the impact of unvested restricted stock, and the potential shares assuming conversion of convertible debt. Basic and diluted shares outstanding are the same for each period presented when all common stock equivalents, including potential shares from convertible debt and warrants, would be antidilutive due to the net losses incurred, except in certain instances as noted below. In certain circumstances the Company includes in both the calculation of basic and diluted net loss per share, the weighted average number of shares associated with a pre-funded warrant because the exercise of such a warrant is virtually assured since the exercise price is nonsubstantive.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13. Financial Instruments-Credit Losses (Topic 326), which requires a financial asset to be presented at amortized cost basis at the net amount expected to be collected and also that credit losses relating to available-for-sale debt securities be recorded through an allowance for credit losses. In November 2019, the FASB issued an amendment making this ASU effective for annual reporting periods beginning after December 15, 2022 for smaller reporting companies. The Company adopted ASU No. 2016-13 in the first quarter of 2023. There was no material impact on the Company’s financial statements or disclosures as a result of the adoption of this guidance.

3.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Computer hardware and software	$145,936	$142,870
Leasehold improvements	52,887	52,887
Furniture and fixtures	111,603	111,603
Manufacturing equipment	135,330	135,330
Subtotal property and equipment, gross	445,756	442,690
Less accumulated depreciation	(243,659)	(228,112)
Property and equipment, net	$202,097	$214,578

4.
ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued employee bonus and vacation	$2,600,113	$2,624,910
Accrued interest	409,233	313,068
Accrued contract manufacturing	276,954	42,679
Accrued accounting, audit, and tax fees	218,946	82,779
Accrued precommercial costs	215,007	203,016
Accrued legal fees	180,922	172,945
Accrued consulting	156,188	3,000
Accrued contract research and regulatory consulting	133,735	68,432
Accrued license fees	82,053	80,526
Accrued miscellaneous expenses	43,154	66,039
Total accrued expenses	$4,316,305	$3,657,394

5.
LEASES

The Company leases office space in Newton, Massachusetts and Bend, Oregon. The Newton lease was classified as an operating lease until it expired on December 31, 2022, and the Company is currently renting space on month-to-month basis for this facility. The Bend lease is classified as an operating lease and contains immaterial provisions for rent holidays and rent escalations over the term of the leases, which have been included in the Company’s right of use asset and lease liabilities. The Company’s lease liability as of March 31, 2023 and December 31, 2022 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the Bend, Oregon lease and a lease modification. As of March 31, 2023, the weighted average remaining lease term was 2.3 years. The Company recorded expense of $44 thousand and $0.1 million related to the leases for the three months ended March 31, 2023 and 2022, respectively. The Company made cash payments for amounts included in the measurement of lease liabilities of $31 thousand and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. The Company reported a right-of-use asset of $0.2 million in Other non-current assets and lease liabilities totaling $0.2 million in Other current liabilities and Other non-current liabilities as of March 31, 2023.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of March 31, 2023:

	As of March 31, 2023	As of December 31, 2022
2023	78,467	103,925
2024	107,290	107,290
2025	54,579	54,579
Total undiscounted lease liabilities	240,336	265,794
Less effects of discounting	(12,004)	(16,204)
Total lease liabilities as of March 31, 2023	$228,332	$249,590

The Company’s lease liabilities are reported on the unaudited condensed balance sheets as follows:

	March 31, 2023	December 31, 2022
Other current liabilities	$104,823	$103,925
Other non-current liabilities	123,509	145,665
Total lease liabilities	$228,332	$249,590

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

The Original Term Loan bore interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. For the period ended March 31, 2023, the current interest rate applicable to the Original Term Loan is 15.9%. The Company had the option to capitalize such interest commencing on the date on which the Original Term Loan was funded and continuing until February 15, 2023. Commencing on February 15, 2023, the principal amount of the Original Term Loan will amortize at a rate of $0.7 million payable quarterly. The final maturity date of the Original Term Loan is March 4, 2024. The

Company is required to pay $2.1 million of principal payments in 2023, with the remainder payable in 2024. The Company has the option to prepay the Original Term Loan in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all paid-in-kind interest amounts. The Original Term Loan contains a provision for the establishment of an alternative rate of interest if LIBOR were to no longer be available at any point while the Original Term Loan is outstanding. Under the Original Term Loan as amended, the Company’s minimum cash requirement is such that its unencumbered liquid assets must not be less than the lesser of (a) the outstanding principal amount of the Original Term Loan, or (b) $3.0 million (note: clause (y) was increased from $1.5 million due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women).

The Original Term Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to the SWK Security Agreement. The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Original Term Loan was funded. The Original Term Loan contains certain provisions which could accelerate the maturity date of the outstanding loan should the Company be out of compliance with any of the stated covenants. At March 31, 2023, the Company did not deem probable any events that would give rise to such an acceleration.

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

The Company evaluated its compliance with all covenants with respect to the SWK Credit Agreement as amended and concluded that it was in compliance as of March 31, 2023.

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

On May 12, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million (or, if less, the outstanding principal amount of the SWK Loans) until the SWK Loans are repaid), (ii) the ability for the Company to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for the Company to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement as amended by through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows the Company to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. The Company has the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, the Company is required to maintain for purposes of the SWK Loan unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

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

The Company classified the entire fair value of the SWK Original Term Loan, and Second Term Loan which are both due within twelve months from the date of this report, as current in the balance sheet as of March 31, 2023.

In connection with the Second Amendment and the origination of the SWK Second Term Loan, the Company determined that the changes in the cash flows were greater than ten percent, and thus concluded that the modification should be accounted for as an extinguishment. The Company evaluated the change in the fair value of the SWK Second Term loan pre-modification compared to post-modification and concluded that a loss on extinguishment of $2.7 million should be recorded as of the date of the modification, January 30, 2023, which appears in the three months ended March 31, 2023, as a component of “Other Non Operating Income (Expense)” in the Statement of Operations. Additionally, the Company also recorded during the three months ended March 31, 2023, in “Other Non Operating Income (Expense)” as “Change in fair value of debt instruments gain (loss)” a loss of $0.3 million for change in fair value of the Original Term Loan pre-modification from December 31, 2022 through the date of modification, as well as a loss of $1.5 million related to the change in fair value of the post-modification SWK Loans from the date of modification through March 31, 2023. The Company recognized the fair value of the Third SWK Warrant of $0.5 million as "Loss on extinguishment” in the Statement of Operations. The Company will continue to account for the combined Original and Second SWK Term Loans using the fair value election.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of OLPRUVATM Approval and the repayment in full of the Original Term Loan, interest will not be payable in cash, but will accrue and be payable in cash upon the earlier of a) the repayment of all obligations under the Original Term Loan and termination of such Original Term Loan or b) within three business days of OLPRUVATM Approval. Subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan (defined below), each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require the Company to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. In the event of default, interest on the Marathon Convertible Notes will increase to the lower of 11.5% per annum or the highest rate permitted by law. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment, for an aggregate of 2.4 million shares upon conversion of the original principal amount. The nature of the adjustment to conversion price is limited to instances such as stock splits and reverse stock splits. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

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

Pursuant to the terms of the Marathon Amendment Agreement, each holder agrees to defer payment by the Company of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by the Company on April 15, 2023. Each Marathon Convertible Note is amended with retroactive effect to delete the concept of a default rate of interest. Each Marathon Convertible Note is amended to obligate the Company to repurchase such Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or the Company’s receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurs on May 30, 2023, the Buy-Out Percentage shall be increased to 212.5%); provided, that if the Company is prohibited from effectuating such repurchases pursuant to a subordination agreement with SWK, the Company shall cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice.

The Company evaluated its compliance with all covenants with respect to the Marathon Convertible Note Purchase Agreement and concluded that it was in compliance as of March 31, 2023. The Company has classified the total fair value of the Marathon Convertible Notes which is due within twelve months from the date of this report, as current in the balance sheet as of March 31, 2023.

In connection with the above Marathon Amendment Agreement, the Company determined that the changes in the fair value of the post-modification Marathon Convertible Note compared to the original Marathon Convertible Note were greater than ten percent, and thus concluded that the modification should be accounted for as an extinguishment. The Company evaluated the change in the fair value of the Marathon Convertible Note pre-modification compared to post-modification and concluded that a loss on extinguishment of $5.0 million should be recorded as of the date of modification of January 30, 2023, which appears in the three months ended March 31, 2023, as a component of “Other Non Operating Income (Expense)” in the Statement of Operations. Additionally, the Company also recorded in the three months ended March 31, 2023, in “Other Non Operating Income (Expense)” as “Change in fair value of debt instruments gain (loss)” a gain of $0.5 million for changes in the fair value of the pre-modification Marathon Convertible Note from December 31, 2022 through the date of modification, as well as a loss of $0.9 million for changes in fair value of the Marathon Convertible Note from the date of modification through March 31, 2023. The Company will continue to account for the combined Original and Second SWK Term Loans using the fair value election.

Marathon Credit Agreement

On March 4, 2022, the Company also entered into the Marathon Credit Agreement with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan will be available to be borrowed only following OLPRUVATM Approval and until December 31, 2022 (i.e., if OLPRUVATM Approval does not occur on or before December 31, 2022, then the Term Loan will not be available unless the Company is able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Term Loan is also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of OLPRUVATM (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs has been accepted for substantive review by the FDA, the PDUFA target action date is January 15, 2023. The Term Loan, if it became available, would be used to refinance certain other indebtedness of the Company (including the Original Term Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Had the Term Loan become available, the Company would pay Marathon a commitment fee equal to 1.5% of the term loan amount. The Marathon Credit Agreement also includes an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may agree to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company cannot unilaterally trigger such an increase).

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

As of December 31, 2022, the Company had not requested funding of the Term Loan, and as such had not triggered the associated Royalty Agreement. On December 30, 2022, the Company and Marathon entered into an Extension Agreement which extended the Term Loan Commitment Date to January 16, 2023. See Note 11, Subsequent Events for further discussion of the status of the Marathon Convertible Notes and the Marathon Credit Agreement.

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

Accounting for SWK Original and Second Term Loan and Marathon Convertible Notes

The Company is eligible to elect the fair value option under ASC 815 and bypass analysis of potential embedded derivatives and further analysis of bifurcation of any such financial instruments and has elected such option. The Company recognized the First SWK Warrant at fair value as of the date of the close of the transaction and recorded it in equity. The Original Term Loan and Marathon Convertible Notes met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. Additionally, as noted above in connection with the amendments, the Company performed the same evaluation on the Original Term Loan as amended, the Second Term Loan, and Marathon Convertible Notes, as amended, and concluded that the fair value option was still appropriate. Therefore, the Original Term Loan, Second Term Loan, and Marathon Convertible Notes are recorded at their fair value upon issuance and subsequently re-measured at each reporting period until their maturity, prepayment or conversion. Additionally, all issuance costs incurred in connection with a debt instrument that is measured at fair value pursuant to the election of the fair value option are expensed during the period the debt is acquired. The Original Term Loan was recorded at fair value of $6.2 million after allocating the fair value of the First SWK Warrant of $0.3 million.

The Company incurred $1.2 million of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying statement of operations for the year ended December 31, 2022. Debt issuance costs were comprised of $0.5 million that related to the costs and expense paid directly to SWK and the Holders, $0.7 million of costs and expenses paid to the Company’s financial advisor, and other legal and accounting costs. The fee of $0.2 million paid in connection with obtaining the commitments in respect of the Term Loan was paid to Marathon through gross proceeds received from the Marathon Convertible Notes. The Company recorded this fee as expense during the year ended December 31, 2022. As a result of the approval of OLPRUVATM, the Company will pay $0.6 million for the Term Loan commitment fee and has recognized a liability for $0.6 million and a current asset for deferred financing costs of $0.4 million as of December 31, 2022. The Company recognized expense $0.2 million during the year ended December 31, 2022, and $0.4 million during the three months ended March 31, 2023, related to this fee.

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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2023.

	As of March 31, 2023		Fair Value Measurements As of March 31, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$5,879,977	$5,879,977	$5,879,977	$—	$—

Liabilities:
Debt:
Secured Convertible Notes	11,392,167	11,392,167	—	—	11,392,167
SWK Loans	17,057,110	17,057,110	—	—	17,057,110
	$28,449,277	$28,449,277	$—	$—	$28,449,277

	As of December 31, 2022		Fair Value Measurements As of December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$1,829,218	$1,829,218	$1,829,218	$—	$—

Liabilities:
Debt:
Secured Convertible Notes	6,360,600	6,360,600	—	—	6,360,600
SWK Loans	5,567,231	5,567,231	—	—	5,567,231
	$11,927,831	$11,927,831	$—	$—	$11,927,831

A lattice-based model was used to estimate the fair value of the Marathon Convertible Notes at March 31, 2023. The lattice model utilizes a “decision tree,” whereby future movement in the Company’s common stock price is estimated based on a volatility factor. Additionally, the Company included in its decision tree, when relevant, a probability assessment of the approval of ACER-001 and the resulting impact of such an event. The Company classified the fair value of the Marathon Convertible Notes as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions, including the Company’s stock price volatility returns, an appropriate risk-free interest rate, and derived credit spread, default probability rate, and expected recovery rate given default.

The Company updated its estimate of fair value of the SWK Loans based on the probability-weighted net present value of future cash flows at March 31, 2023.

The significant unobservable inputs used in calculating the fair value of the Marathon Convertible Notes and SWK Loans represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Any significant changes in the inputs described herein may result in significantly higher or lower fair value measurements.

The Company recorded in the three months ended March 31, 2023, in “Other Non Operating Income (Expense)” as “Changes in fair value of debt instruments gain (loss)” a loss of $0.3 million for change in fair value of the Original Term Loan pre-modification from December 31, 2022 through the date of modification, as well as a loss of $1.5 million related to the change in fair value of the post-modification SWK Loans from the date of modification through March 31, 2023. For the three months ended March 31, 2023, the Company evaluated the inputs that would be required to estimate the fair value of the Original Term Loan at March 31, 2022. The Company concluded that, given the short time period between the issuance date of March 14, 2022 and March 31, 2022 and the fact that no identified inputs would have changed between March 14, 2022 and March 31, 2022, there would be no underlying change in fair value recognized during the period.

The Company recorded in the three months ended March 31, 2023, in “Other Non Operating Income (Expense)” as “Changes in fair value of debt instruments gain (loss)” a gain of $0.5 million for changes in the fair value of the pre-modification Marathon Convertible Note from December 31, 2022 through the date of modification, as well as a loss of $0.9 million for changes in fair value of the Marathon Convertible Note from the date of modification through March 31, 2023. The Company recognized $0.4 million of accrued interest in connection with the Marathon Convertible Notes as of March 31, 2023 for the interest accrued on the notes since the date of issuance and payable as of this date in cash, now that it is allowable under the subordination agreement with the receipt of approval of OLPRUVATM.

	December 31, 2022	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market		March 31, 2023
Marathon Convertible Notes (1)	$6,360,600	$—	$—	$96,165	$5,344,635	(2)	$11,801,400
SWK Loans	5,567,231	7,000,000	(322,306)	—	4,812,185	(3)	17,057,110
	$11,927,831	$7,000,000	$(322,306)	$96,165	$10,156,820		$28,858,510

(1) Marathon Convertible Notes were recorded as $0.4 million in accrued interest expenses and $11.4 million in convertible note payable, at fair value in the Company’s balance sheet at March 31, 2023.

(2) The Adjustment to Fair Value for the Marathon Convertible Notes during the three months ended March 31, 2023, includes $5.0 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period.

(3) The Adjustment to Fair Value for the SWK Loans during the three months ended March 31, 2023, includes $2.7 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period.

	December 31, 2021	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market	March 31, 2022
Marathon Convertible Notes	$—	$6,000,000	$—	$—	$962,400	$6,962,400
SWK Loans	—	6,172,969	—	—	—	6,172,969
	$—	$12,172,969	$—	$—	$962,400	$13,135,369

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

9.
STOCKHOLDERS’ DEFICIT

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to not more than one-third of the Company’s public float. During the three months ended March 31, 2023, the Company sold an aggregate of 1,462,254 shares of common stock through the ATM facility at an average gross sale price of $2.8095 per share, for gross proceeds of $4.1 million. Proceeds, net of $0.1 million in fees and offering costs, were $4.0 million. During the three months ended March 31, 2022, the Company did not sell any shares of common stock through the ATM facility. As of March 31, 2023, $29.4 million remained available under the Company’s ATM facility, subject to certain limitations.

See Note 11, Subsequent Events for further discussion of the status of the Company’s ATM facility.

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

Under applicable rules of the Nasdaq Capital Market, in no event may the Company have issued or sold to Lincoln Park under the purchase agreement more than 19.99% of the shares of the Company’s common stock outstanding immediately prior to the execution of the purchase agreement, unless (i) the Company obtained stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) the average price of all applicable sales of common stock to Lincoln Park under the purchase agreement equaled or exceeded $2.1668, such that issuances and sales of the common stock to Lincoln Park under the purchase agreement would be exempt from the issuance limitation under applicable Nasdaq rules.

Lincoln Park had no right to require the Company to sell any shares of common stock to Lincoln Park, but Lincoln Park was obligated to make purchases as the Company directed, subject to certain conditions. In all instances, the Company may not have sold shares of its common stock to Lincoln Park under the purchase agreement if doing so would have resulted in Lincoln Park beneficially owning more than 9.99% of its common stock. The Company determined that the right to sell additional shares represented a freestanding put option under ASC 815 Derivatives and Hedging, but had a fair value of zero, and therefore no additional accounting was required.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement depended on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. However, there was no assurance that the Company would have been able to receive the entire obligation amount from Lincoln Park because the purchase agreement contained limitations, restrictions, requirements, events of default and other provisions that could have limited the Company’s ability to cause Lincoln Park to buy common stock from the Company.

The proceeds under the purchase agreement to the Company depended on the frequency and prices at which the Company sold shares of its stock to Lincoln Park. The Company issued 148,148 shares of common stock to Lincoln Park as a commitment fee in connection with entering into the purchase agreement. The $0.4 million fair value of the commitment fee shares was recorded to General and administrative expenses along with other costs incurred in connection with entering into the purchase agreement.

During the three months ended March 31, 2022, the Company did not sell any shares of common stock under its purchase agreement with Lincoln Park. The Lincoln Park facility was completed on December 30, 2022 and is now terminated.

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

Each Common Warrant represents the right to purchase shares of Common Stock at an exercise price of $0.791 per share of Common Stock. The Common Warrants are exercisable immediately and have a term of five and one-half years from the issuance date, subject in each case to the beneficial ownership limitations set forth in the form of Common Warrant. The Company recognized the Common Warrants and Pre-Funded Warrants as classified as equity.

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

2018 Stock Incentive Plan

The Company’s 2018 Stock Incentive Plan (the “2018 Plan”), was adopted on May 14, 2018, and provided for the grant of shares of common stock as stock options, restricted stock, stock appreciation rights, restricted stock units, performance-based awards and cash-based awards that may be settled in cash, stock or other property to employees, executive officers, directors, and consultants. The total number of shares reserved for issuance under the 2018 Plan also consists of the sum of the number of shares subject to outstanding awards under the Company’s 2010 Stock Incentive Plan, as amended and restated (the “2010 Plan”), and the 2013 Stock Incentive Plan, as amended (the “2013 Plan”), as of the effective date of the 2018 Plan that are subsequently forfeited or terminated for any reason prior to being exercised or settled, plus the number of shares subject to vesting restrictions under the 2010 Plan and the 2013 Plan on the effective date of the 2018 Plan that are subsequently forfeited, plus the number of shares reserved but not issued or subject to outstanding grants under the 2010 Plan and the 2013 Plan as of the effective date of the 2018 Plan, up to a maximum of 635,170 shares in aggregate. In addition, the number of shares authorized for issuance under the 2018 Plan is automatically increased (the “evergreen provision”) on the first day of each fiscal year beginning on January 1, 2019, and ending on (and including) January 1, 2028, in an amount equal to the lesser of (i) 4% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (ii) another amount (including zero) determined by the Company’s Board of Directors. On January 1, 2023 and 2022, 784,971 and 572,410 additional shares, respectively, were authorized according to the evergreen provision. On February 18, 2022, the Company’s Board of Directors amended and restated the 2018 Plan to add a provision permitting the grant of inducement awards under Nasdaq Marketplace Rule 5635(c)(4) to eligible recipients and initially reserved 200,000 shares of the Company’s common stock for issuance pursuant to inducement awards granted under the 2018 Plan. Any shares subject to awards granted under the 2018 Plan that are forfeited or terminated before being exercised or settled, or are not delivered to the participant because such award is settled in cash, will again become available for issuance under the 2018 Plan. Shares withheld to satisfy the grant, exercise price or tax withholding obligation related to an award will again become available for issuance under the 2018 Plan.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the three months ended March 31, 2023 or 2022 and no unvested restricted stock units as of March 31, 2023 or 2022.

At March 31, 2023, 695,036 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At March 31, 2023, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At March 31, 2023, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the three months ended March 31, 2023 and 2022, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2022	2,794,850	$6.36	7.4
Granted	630,000	$1.67
Cancelled/forfeited	(150,752)	$3.83
Options outstanding at March 31, 2023	3,274,098	$5.58	7.5	$—
Options exercisable at March 31, 2023	1,780,877	$8.34	6.1	$—

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8
Granted	853,000	$2.33
Cancelled/forfeited	(11,875)	$3.76
Options outstanding at March 31, 2022	2,796,100	$6.40	8.2	$0.6
Options exercisable at March 31, 2022	1,285,645	$9.72	6.8	$—

At March 31, 2023, there was $2.6 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans, which will be recognized as expense over the remaining vesting period for those options of 3.9 years. The weighted average grant date fair value of options granted during the three months ended March 31, 2023 was $1.43. The fair value of shares vested during the three months ending March 31, 2023 and 2022, was $0.8 million and $1.2 million, respectively. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended March 31,
	2023	2022
Stock-based compensation
Research and development	$169,929	$140,440
General and administrative	115,580	333,657
Total stock-based compensation expense	$285,509	$474,097

Warrants issued to SWK

	For the three months ended March 31,
	2023		2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	250,000	$2.08	—	$—
Granted during the period	250,000	2.39	150,000	2.46
Outstanding at end of the period	500,000	$2.24	150,000	$2.46

Exercisable at end of the period	500,000	$2.24	150,000	$2.46

Weighted average remaining life	5.9 years		7.0 years

Warrants issued in March 2023 Offering

	For the three months ended March 31,
	2023
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—
Granted during the period	3,505,612	0.66
Outstanding at end of the period	3,505,612	$0.66

Exercisable at end of the period	3,505,612	$0.66

Weighted average remaining life	5.5 years

10.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrants, were not included in the calculation of the diluted loss per share because to do so would be antidilutive. The exercise prices of the SWK Warrants are subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position for the three month period ended March 31, 2023 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrants (as common stock equivalents) would be antidilutive and thus would be excluded from the calculation of net loss per share. When calculating diluted net loss per share, the Company includes, only if dilutive, the potential common shares associated with the Marathon Convertible Notes using the “if-converted” method, which adjusts the numerator for any impact to earnings for the period and includes in the denominator the shares assumed to be converted at the beginning of the period.

Additionally, the Company included the common shares associated with the Pre-Funded Warrants of 585,306 shares in its calculations of weighted average shares outstanding for the three months ended March 31, 2023 for basic and diluted earnings per share because the exercise of such a warrant is virtually assured since the exercise price is nonsubstantive.

As of March 31, 2023 and 2022, the number of shares of common stock underlying potentially dilutive securities excluded from the calculation of diluted net loss per share, because the company’s net loss meant that their inclusion would have been antidilutive for those periods, consist of:

	March 31,
	2023	2022
Options to purchase common stock	3,274,098	2,796,100
Shares associated with Marathon Convertible Note	2,400,000	2,400,000
March 2023 Offering warrants	2,920,306	—
SWK Warrants	500,000	150,000
Total	9,094,404	5,346,100

The application of the “if-converted” method to the 2.4 million shares associated with the Secured Convertible Notes, as of the beginning of the period, was not applicable for the three months ended March 31, 2023 because to do so would have been antidilutive.

11.
SUBSEQUENT EVENTS

Subsequent to March 31, 2023, the Company sold an aggregate of 456,886 shares of common stock under its ATM facility at an average gross sale price of $0.7912 per share, resulting in gross proceeds of $0.4 million. Proceeds, net of $14 thousand in fees and offering costs, were $0.3 million.

On April 12, 2023, the Company issued 585,306 shares of common stock due to the exercise of the Pre-Funded Warrants.

On May 12, 2023, the Company entered into the Third Amendment to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company pursuant to the SWK Credit Agreement as amended through the Third Amendment (i.e., the Current SWK Credit Agreement), from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million (or, if less, the outstanding principal amount of the SWK Loans) until the SWK Loans are repaid, (ii) the Company’s ability to forego a $0.6 million amortization payment otherwise due under the Current SWK Credit Agreement on May 15, 2023, and at the discretion of SWK a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the Company’s ability to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due under the Current SWK Credit Agreement on May 15, 2023.

The SWK Loans made under the Current SWK Credit Agreement bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows the Company to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. The Company has the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, the Company is required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

The SWK Loans are secured by a first priority lien on all of the Company’s assets and any of the Company’s future subsidiaries pursuant to a Guarantee and Collateral Agreement entered into on March 4, 2022, between the Company and SWK, as agent (i.e., the SWK Security Agreement). The Current SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of March 31, 2023. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2022.

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

In the U.S., OLPRUVA™ (sodium phenylbutyrate) for oral suspension is approved for the treatment of urea cycle disorders (“UCDs”) involving deficiencies of carbamylphosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”). We also have a pipeline of investigational product candidates, including EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) patients with a confirmed type III collagen (COL3A1) mutation, and ACER-801 (osanetant) for the treatment of vasomotor symptoms (“VMS”), post-traumatic stress disorder (“PTSD”), and prostate cancer, although the ACER-801 program is currently on pause while we conduct a thorough review of the full data set of results from its Phase 2a proof of concept clinical trial (where topline results showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women). We also intend to explore additional lifecycle opportunities for OLPRUVA™ (sodium phenylbutyrate) in various disorders where proof of concept data exists, subject to additional capital.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have suffered recurring losses from operations, negative cash flows from operations, have a net working capital deficiency, have a net capital deficiency, and have minimum unencumbered liquid assets requirements under our SWK Credit Agreement. While we have received approval for OLPRUVATM, we have yet to launch the product and establish a source of commercial product revenues and, as such, have been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $157.0 million as of March 31, 2023 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial activities.

As of March 31, 2023, we had cash and cash equivalents of $6.4 million and current liabilities of $38.0 million, which include $2.9 million associated with deferred collaboration funding. Our cash and cash equivalents available at March 31, 2023, together with the subsequent proceeds from our ATM facility (defined below), are expected to be sufficient to fund our anticipated operating and capital requirements into late in the second quarter of 2023.

We will need to raise additional capital to fund continued operations beyond the second quarter of 2023. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond late in the second quarter of 2023, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility which has $29.0 million available as of May 15, 2023. (See At-the Market Facility and Common Stock Purchase Agreement in Note 9 as well as Note 11 to our financial statements.) Moreover, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float, we are only able to issue a limited number of shares under our ATM facility. From May 19, 2020 through March 31, 2023, we have raised gross proceeds of $20.6 million from the ATM facility and gross proceeds of $4.0 million from an equity line purchase agreement with Lincoln Park (defined below), which equity line facility was completed on December 30, 2022 and is now terminated.

On March 4, 2022, we entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Original Term Loan”). The Original Term Loan funding closed on March 14, 2022. The proceeds of the Original Term Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes. On August 19, 2022, we entered into an amendment (the “First Amendment”) to the SWK Credit Agreement, which among other provisions revised our required minimum amount of unencumbered liquid assets under the Original Term Loan. On January 30, 2023, we entered into a Second Amendment (the “Second Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provided for an additional senior secured term loan to be made to us in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 (the “Second Term Loan”, and together with the Original Term Loan, the “SWK Loans”). On May 12, 2023, we entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million (or, if less, the outstanding principal amount of the SWK Loans) until the SWK Loans are repaid), (ii) the ability for us to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for us to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement, as amended through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. We have the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term

Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that each of the Holders have agreed to defer payment by us of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by us on April 15, 2023. Subject to the restrictions set forth in a subordination agreement among each of the Holders and SWK, as agent and lender, we are required to repurchase each Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or our receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurs on May 30, 2023, the Buy-Out Percentage shall be increased to 212.5%) provided, that if we are prohibited from effectuating such repurchases pursuant to the subordination agreement with SWK, we are required to cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by us for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of us.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for at least 12 months from the date these financial statements are available, or May 15, 2024. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

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

At any time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. Since our inception in December 2013, we have spent a total of $89.6 million in research and development expenses through March 31, 2023. Of that amount, $38.2 million was directly related to EDSIVOTM; $30.3 million was directly related to OLPRUVATM, offset by $14.6 million of collaboration funding; $12.5 million was directly related to ACER-801; $5.4 million was directly related to ACER-2820; and $3.2 million was related to other development activities.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the value of liabilities measured at fair value, including losses on extinguishment related to our debt, debt issuance costs on our debt recorded at fair value, interest income and interest expense, and of gains and losses resulting from the revaluation of assets and liabilities denominated in foreign currencies. We earn interest income from interest-bearing accounts and money market funds, which we classify as cash and cash equivalents. We incur interest expense from loans and notes payable. We record as part of other income (expense), net, transaction gains and losses on foreign currency denominated assets and liabilities when they are revalued each period due to changes in underlying exchange rates. We also record gain on extinguishment of debt as part of other income (expense), net.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of our critical accounting policies and significant judgments and estimates.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, we applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where we determined control was transferred to the customer. The combined unit of account for the Services will be recognized over the service period through the anticipated date of first commercial sale of the OLPRUVATM approved product in the U.S. We also determined that the Services would be satisfied over time as measured using actual costs incurred by us toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the OLPRUVATM product. Research and development expenses and general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the

Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC 730. Any amounts recorded as deferred collaboration funding liability which are not recognized as contra-expense at the date of first commercial sale, will be classified as contra-royalty and recognized against amounts of net-profit royalty payments recognized by the Company over the term of the agreement between the parties, estimated to be approximately thirteen years beginning in 2023.

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

At March 31, 2023, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $6.6 million. We have recorded $2.9 million as a current liability, which equates to our estimate of remaining spending under the Collaboration Agreement which we estimate will be recognized within the next 12 months up to the point of the first commercial sale of OLPRUVATM. The remaining balance of $3.7 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. At March 31, 2023, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and by $14.6 million recorded as an offset to research and development expenses, and $12.6 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

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

We elected the fair value option for both our Original Term Loan and our Marathon Convertible Notes dated March 14, 2022 (see Note 7 to our financial statements). We also applied the fair value option to the Second Term Loan and to the amended Original Term Loan and amended Marathon Convertible Notes, amended on January 30, 2023.We adjust both the Original Term Loan and the Marathon Convertible Notes to fair value through the change in fair value of debt in the accompanying statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings.

Debt

Convertible notes are regarded as compound instruments, consisting of a liability component and an equity component. We determined that we are eligible for the fair value option election in connection with the Original Term Loan as amended, Second Term Loan, and Marathon Convertible Notes as amended, as each instrument met the definition of a “recognized financial liability” which is an acceptable financial instrument eligible for the fair value option under ASC 825-10-15-4 and do not meet the definition of any of the financial instruments found within ASC 825-10-15-5 that are not eligible for the fair value option. At the date of issuance, the fair value for each instrument is derived from the instrument’s implied discount rate at inception.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by CROs, manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three months ended March 31, 2023 and 2022. Our accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $0.8 million and $0.9 million at March 31, 2023 and December 31, 2022, respectively.

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development (net of collaboration funding of $718,410 and $2,999,371 in the three months ended March 31, 2023 and 2022 respectively)	$2,421,120	$3,171,639	$(750,519)	(24)%
General and administrative (net of collaboration funding of $1,142,596 and $2,372,175 in the three months ended March 31, 2023 and 2022 respectively)	2,568,181	3,875,601	(1,307,420)	(34)%
Loss from operations	(4,989,301)	(7,047,240)	2,057,939	(29)%
Total other income (expense), net	(11,291,405)	(2,131,764)	(9,159,641)	430%
Net loss	$(16,280,706)	$(9,179,004)	$(7,101,702)	77%

Research and Development Expenses

Research and development expenses were $2.4 million, net of collaboration funding of $0.7 million, for the three months ended March 31, 2023, as compared to $3.2 million, net of collaboration funding of $3.0 million, for the three months ended March 31, 2022. This decrease of $0.8 million was primarily due to decreases in expenses for contract manufacturing and contract research, employee-related expenses, and clinical studies related to ACER-801 and EDSIVOTM. Research and development expenses related to ACER-001 decreased in the three months ended March 31, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the three months ended March 31, 2023 were comprised of $1.0 million related to EDSIVOTM; $0.8 million related to ACER-001, offset by $0.7 million of collaboration funding; $0.8 million related to ACER-801; and $0.5 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $2.6 million, net of collaboration funding of $1.1 million, for the three months ended March 31, 2023, as compared to $3.9 million, net of collaboration funding of $2.4 million, for the three months ended March 31, 2022. This decrease of $1.3 million was primarily due to decreases in employee-related expenses, precommercial expenses, and consulting fees. General and administrative expenses related to ACER-001 decreased in the three months ended March 31, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2023 was primarily attributable to expense from extinguishment of debt, changes in the fair value of debt instruments, and costs of debt issuance. The loss on extinguishment of debt totaling $8.2 million recognized in the three months ended March 31, 2023 was comprised of $5.0 million and $2.7 million of increases in the post-modification cashflows of the Marathon Convertible Notes and SWK Loans, respectively, as well as the fair value of the SWK Third Warrant of $0.5 million. Other income (expense), net for the three months ended March 31, 2022 was primarily attributable to costs of debt issuance and to changes in the fair value of debt instruments.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to March 31, 2023, we have raised net cash proceeds of $122.1 million, primarily from common stock offerings, private placements of convertible preferred stock, debt instruments, and convertible debt instruments. In addition, from inception to March 31, 2023, we have raised cash proceeds of $35.0 million from collaboration agreements. As of March 31, 2023, we had $6.4 million in cash and cash equivalents, and current liabilities aggregating to $38.0 million, which include $2.9 million associated with deferred collaboration funding. Our net loss for the three months ended March 31, 2023 and 2022 was $16.3 million and $9.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $157.0 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(9,017,890)	$(3,013,255)
Investing activities	(3,066)	(28,930)
Financing activities	13,071,715	11,131,807
Net increase in cash and cash equivalents	$4,050,759	$8,089,622

Operating Activities

Net cash used in operating activities was $9.0 million for the three months ended March 31, 2023, as compared to $3.0 million for the three months ended March 31, 2022.The increase of $6.0 million was primarily the result of decreases in deferred collaboration funding in the three months ended March 31, 2023 as compared to the same period in the prior year, and the receipt in the prior year three month period of the $5.0 million receivable from Relief, as well as the decrease in net loss adjusted for non-cash items. Additionally, decreases in accounts payable and accruals during the three months ended March 31, 2023, whereas, in the prior year during that same period accounts payable and accrual increased due to timing of payments.

Investing Activities

Net cash used in investing activities during each of the three months ended March 31, 2023 and 2022 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $13.1 million for the three months ended March 31, 2023, as compared to $11.1 million for the three months ended March 31, 2022. Financing activities in the three months ended March 31, 2023 include receipt of proceeds for the issuance of common stock and warrants, net of fees of $6.2 million, and proceeds from the issuance of the SWK Second Term loan and SWK Third Warrant, net of fees of $6.9 million. Net cash provided by financing activities during the three months ended March 31, 2022 consisted of $6.0 million net proceeds received from the Original Term Loan, $5.5 million net proceeds received from the Secured Convertible Notes, and $0.3 million received from the SWK Warrant, partially offset by issuance costs of $0.7 million related to these debt and convertible debt instruments.

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

As of March 31, 2023, we had $6.4 million in cash and cash equivalents and current liabilities of $38.0 million, which include $2.9 million associated with deferred collaboration funding. Our cash and cash equivalents available at March 31, 2023, together with the net proceeds from our ATM facility subsequent to March 31, 2023 totaling $0.3 million from the sale of 456,886 shares at an average net per share price of $0.7635 are expected to be sufficient to fund our anticipated operating and capital requirements into late in the second quarter of 2023. There is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

On March 4, 2022, we entered into the SWK Credit Agreement with the lenders party thereto and SWK, as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (i.e., the Original Term Loan). The Original Term Loan funding closed on March 14, 2022. The proceeds of the Original Term Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement and the Marathon Credit Agreement and for other working capital and general corporate purposes. On August 19, 2022, we entered into the First Amendment to the SWK Credit Agreement, which among other provisions revised our required minimum amount of unencumbered liquid assets under the Original Term Loan. On January 30, 2023, we entered into the Second Amendment to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provided for an additional senior secured term loan (i.e., the Second Term Loan) to be made to us in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023. On May 12, 2023, we entered into the Third Amendment to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million (or, if less, the outstanding principal amount of the SWK Loans) until the SWK Loans are repaid), (ii) our ability to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) our ability to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement as amended through the Third Amendment (i.e., the Current SWK Credit Agreement) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. We have the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

The SWK Loans are secured by a first priority lien on all of our assets and any of our future subsidiaries pursuant to a Guarantee and Collateral Agreement entered into on March 4, 2022, between us and SWK, as agent (i.e., the SWK Security Agreement). The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. We paid to SWK $0.1 million in origination fees on the date on which the Original Term Loan was funded.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that each of the Holders have agreed to defer payment by us of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by us on April 15, 2023. Subject to the restrictions set forth in a subordination agreement among each of the Holders and SWK, as agent and lender, we are required to repurchase each Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or our receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (i.e., the Buy-Out Percentage) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurs on May 30, 2023, the Buy-Out Percentage shall be increased to 212.5%); provided, that if we are prohibited from effectuating such repurchases pursuant to the subordination agreement with SWK, we are required to cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by us for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of us.

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

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”). This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement. From May 19, 2020 through December 31, 2022, we sold an aggregate of 6,028,535 shares of common stock at an average gross sale price of $2.7429 per share, for gross proceeds of $16.5 million. Proceeds, net of $0.7 million of fees and offering costs were $15.8 million. During the three months ended March 31, 2023, we sold 1,462,254 additional shares of common stock through our ATM facility at an average gross sale price of $2.8095 per share, for gross proceeds of $4.1 million. Proceeds, net of $0.1 million in fees and offering costs for the three months ended March 31, 2023, were $4.0 million. As of March 31, 2023, $29.4 million remained available under our ATM facility, subject to various limitations. In connection with the March 2023 Offering, we suspended our ATM facility and entered into a related restriction prohibiting us from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into our common stock, subject to certain exceptions, until April 24, 2023. Subsequent to April 24, 2023, the Company sold an aggregate of 456,886 shares of common stock under its ATM facility at an average gross sale price of $0.7912 per share, resulting in gross proceeds of $0.4 million. Proceeds, net of $14 thousand in fees and offering costs, were $0.3 million.

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

Until we can generate a sufficient amount of product sales revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing, non-dilutive funding, and strategic alliances. As of March 31, 2023, we did not maintain any lines of credit or have any sources of debt or equity capital committed for funding other than our ATM facility.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the second quarter of 2023, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities (“MVLS”) of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 3, 2023, the Company received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days, the Company’s minimum MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rules, the Company has 180 calendar days, or until October 30, 2023, to regain compliance. In addition, pursuant to Nasdaq Listing Rules, we are required to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. Following the announcement of topline results in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, our stock has traded below the required minimum bid price for continued listing on Nasdaq. If we are unable to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital. There can be no assurance that we will be able to maintain compliance with Nasdaq listing standards. Our failure to meet or to continue to meet these requirements could result in the Company’s common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Marathon Convertible Notes).

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

Our management, with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of March 31, 2023 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Remediation of Previously Identified Material Weakness

As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company identified a material weakness in its internal controls over financial reporting as of December 31, 2022, in that it did not design or maintain procedures or controls to accurately apply ASC 260, Earnings Per Share.

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

These actions resulted in an improved internal control environment that was in place for a period of time to allow for our management to conclude, based on evidence obtained in validating the design and operating effectiveness of these controls, that we have fully remediated the material weakness related to Earnings Per Share as of March 31, 2023.

Changes in Internal Control over Financial Reporting

In addition to implementing the remediation plan as referenced above, we have also implemented controls around accounting for inventory to support the new activities as a result of the FDA approval of OLPRUVATM. Other than these areas, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Condition

Our existing cash and cash equivalents at March 31, 2023, together with the net proceeds from our ATM facility subsequent to March 31, 2023, totaling $0.3 million from the sale of 456,886 shares at an average net per share price of $0.7635, are expected to be sufficient to fund our anticipated operating and capital requirements into late in the second quarter of 2023. We will require additional financing to commercialize OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, as well as to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts, or to suspend or restructure our business.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of March 31, 2023, we had an accumulated deficit of $157.0 million, cash and cash equivalents of $6.4 million and current liabilities of $38.0 million, which include $2.9 million associated with deferred collaboration funding.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, which recently have been extremely challenging. For example, the volatility associated with the ongoing COVID-19 pandemic, the global supply chain issues and Russia’s invasion of Ukraine has caused significant instability and disruptions in the capital and credit markets, which may continue to be adversely affected, including by the possibility of a wider European or global conflict and global sanctions imposed in response to Russia’s invasion. The continued increases and fluctuations in interest rates and inflation have exacerbated negative economic and financial conditions. A severe or prolonged economic downturn, such as a global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. The recent turmoil in the banking sector initiated by the failure of Silicon Valley Bank (“SVB”) has added to the volatility in that sector. While we have no direct relationship or business with SVB or other banks that have failed thus far in 2023, this situation has added to the difficulties in raising capital on a timely basis and on favorable terms. We cannot anticipate all of the ways in which the foregoing, and the current economic climate and financial market conditions generally, could adversely impact our business.

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
•
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

As noted above, (i) since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates, (ii) as of March 31, 2023, we had an accumulated deficit of $157.0 million, cash and cash equivalents of $6.4 million, and current liabilities of $38.0 million, which include $2.9 million associated with deferred collaboration funding, (iii) we will need to raise additional capital within the second quarter of 2023 in order to continue to finance our operations, including with respect to the commercialization of OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, as well as to pursue further clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates.

Although OLPRUVATM for oral suspension in the U.S. has been approved by the FDA for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, we have not yet achieved revenue from product sales and we expect to continue to incur losses for the foreseeable future as we continue our commercialization efforts for OLPRUVATM as well as development of, and seeking marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital within the second quarter of 2023, to continue to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, restructure, reduce, or delay operations, including reduction of employees which support our efforts toward the commercialization of OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS.

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

On March 19, 2021, we entered into the Collaboration Agreement, with Relief, providing for the development and commercialization of OLPRUVATM for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and Maple Syrup Urine Disease (“MSUD”). Pursuant to the Collaboration Agreement, we retain development and commercialization rights in the U.S., Canada, Brazil, Turkey, and Japan, we split net profits from such territories 60%:40% in favor of Relief, Relief licenses rights for the rest of the world, and we receive a 15% royalty on net sales in Relief’s licensed territories. In addition, we are required to provide assistance to Relief in the performance of its contractual obligations, which may distract us from achieving our objectives.

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

If we are unable to maintain effective disclosure controls and internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be materially and adversely affected.

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

As previously described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company identified a material weakness in its internal controls over financial reporting, in that it did not design or maintain procedures or controls to accurately apply ASC 260, Earnings Per Share. As a result of this material weaknesses, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022, September 30, 2022, and December 31, 2022. The Company has, from time to time, identified other material weaknesses in its internal control over financial reporting.

While we believe we have fully remediated the material weakness related to Earnings Per Share as of March 31, 2023, any failure to maintain effective internal control over financial reporting in the future, or failure to remediate any future material weakness, could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations and may lose confidence in our financial reporting and our business, reputation, results of operations, liquidity, financial condition, stock price and ability to access the capital markets could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws, stock market listing requirements and covenants regarding the timely filing of periodic reports, we may be subject to regulatory investigations and penalties, and we may face claims invoking the federal and state securities laws. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

We can provide no assurance that additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future these controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Funding from our ATM facility with JonesTrading and Roth Capital may be limited or may be insufficient to fund our operations or to implement our strategy.

We will need to keep current our shelf registration statement and an offering prospectus relating to our ATM facility with JonesTrading and Roth Capital in order to use the program to sell shares of our common stock, as well as provide certain periodic deliverables required by the amended and restated sales agreement with JonesTrading and Roth Capital for the ATM facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement. Subsequent to March 31, 2023, we have sold an aggregate of 456,886 shares of common stock under our ATM facility for gross proceeds of $0.4 million. These sales of common stock are counted toward the maximum of one-third of our public float that can be sold in a 12-month period and reduce the remaining shares available to sell under our ATM facility during that 12-month period.

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

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2023 was $16.3 million. As of March 31, 2023, we had an accumulated deficit of $157.0 million. We expect to continue to incur losses for the foreseeable future as we continue OLPRUVATM commercialization and our development of, and seek marketing approvals for, our product candidates.

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

As previously reported, we have identified material weaknesses in our internal control over financial reporting as recently as December 31, 2022. Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal controls over financial reporting, we cannot be certain that, in the future, a material weakness will not exist or otherwise be discovered. We may discover other weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

Our business could be materially adversely affected by the effects of a widespread outbreak of contagious disease, including the recent pandemic of COVID-19, a respiratory illness caused by a novel coronavirus. While our employees work remotely a large part of the time, these effects could include disruptions or restrictions on our employees’ ability to travel, as well as disruptions at or closures of our facilities or the facilities of our manufacturers and suppliers, which could adversely impact our development activities and other operations. Health professionals may reduce staffing and reduce or postpone meetings with clients, colleagues, and others in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition, and results of operations. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn or volatility that could adversely affect our manufacturers and suppliers and otherwise adversely impact our development activities and other operations. Current estimates of the possible impact of global issues on the drug supply chain and its application to our potential products may also be affected by the manufacturing steps required to be undertaken to produce finished product, including manufacture of active pharmaceutical ingredient, excipients, packaging, and labeling.

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

The secured convertible notes issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P., (the “Holders”), in an aggregate principal amount of $6.0 million (the “Marathon Convertible Notes”), bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that accrued and unpaid interest through March 31, 2023 was deferred and became due and payable in cash, together with any accrued and unpaid interest on each Marathon Convertible Note after March 31, 2023, on April 15, 2023. Additionally, subject to the restrictions set forth in a subordination agreement among SWK Funding LLC (”SWK”), as agent and lender, and each of the Holders (the “Subordination Agreement”), we are required to repurchase the Marathon Convertible Notes, on or before the fifth business day following the earlier of June 15, 2023 and our receipt of gross proceeds of at least $40.0 million from the issuance or sale of debt, equity or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second SWK Loan, defined below) at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of the Marathon Convertible Notes, plus any accrued but unpaid interest thereon to the date of such repurchase plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before the repurchase actually occurs (i.e., the Buy-Out Percentage would be 212.5% 45 days after April 15, 2023); provided, that if we are prohibited from effectuating such repurchases pursuant to the Subordination Agreement, the repurchase is to occur on or before the fifth business day after such prohibition is no longer applicable.

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

Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

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

As of March 31, 2023, we had a workforce of 33 full-time employees, in addition to several consultants or independent contractors, to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

If we decide not to pursue further development of ACER-801 (osanetant) for the treatment of vasomotor symptoms following our pause of that program to conduct a thorough review of the full data set from our Phase 2a proof of concept clinical trial, we will have significantly reduced our portfolio of development programs as well as a possible revenue source.

In March 2023 we announced that topline results from our Phase 2a proof of concept clinical trial to evaluate ACER-801 (osanetant) as a potential treatment for moderate to severe Vasomotor Symptoms (VMS) associated with menopause showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women. As a result, we paused the ACER-801 program to conduct a thorough review of the full data set. If we decide not to pursue further development of osanetant, we will have significantly reduced our portfolio of development programs as well as a possible revenue source.

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

We do not currently, and in the future we may not be able to comply with the Nasdaq Capital Market’s continued listing standards for our common stock, which could result in our common stock being delisted from the Nasdaq Capital Market as well as a number of negative implications, including reduced market price and liquidity of our common stock, the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Marathon Convertible Notes).

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) MVLS of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 3, 2023, the Company received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days, the Company’s minimum MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rules, the Company has 180 calendar days, or until October 30, 2023, to regain compliance.

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

There can be no assurance that we will be able to regain or maintain compliance with Nasdaq listing standards. Our failure to continue to meet these requirements could result in our common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Marathon Convertible Notes).

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 24,300,073 shares of common stock were outstanding as of May 15, 2023. As of such date, another 3,155,100 shares of common stock were issuable upon exercise of outstanding options, 500,000 shares of common stock were issuable upon exercise of warrants issued to SWK pursuant to the SWK Credit Agreement, the Marathon Convertible Notes were outstanding and convertible by the holders into shares of common stock (including 2,400,000 shares upon conversion of the original principal amount, without taking into account the limitations on the conversion of the Marathon Convertible Notes, plus additional shares if accrued but unpaid interest on the Marathon Convertible Notes is converted into shares of common stock), and 2,920,306 shares of common stock were issuable pursuant to a common stock purchase warrant we sold in a private placement concurrent with the March 2023 Offering. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On November 9, 2018, we entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand and subject to various limitations, in transactions deemed to be an at-the-market offering. We have no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of March 31, 2023, $29.4 million remained available under this facility.

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

As of March 31, 2023, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 21, 2023, we entered into a securities purchase agreement with an institutional accredited investor pursuant to which we agreed to issue and sell, (i) in a registered direct offering, an aggregate of 2,335,000 shares of our common stock and pre-funded warrants to purchase up to 585,306 shares of our common stock at an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase up to 2,920,306 shares of our common stock at an exercise price of $0.791 per share. The securities issued or issuable in the concurrent private placement (common warrants and shares of common stock issuable upon exercise of such common warrants) were not registered under the Securities Act of 1933 and were offered pursuant to the exemption provided in Section 4(a)(2) thereunder.

Item 5. Other Information.

On May 12, 2023, we entered into the Third Amendment to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us pursuant to the SWK Credit Agreement as amended through the Third Amendment (i.e., the Current SWK Credit Agreement), from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million (or, if less, the outstanding principal amount of the SWK Loans) until the SWK Loans are repaid, (ii) our ability to forego a $0.6 million amortization payment otherwise due under the Current SWK Credit Agreement on May 15, 2023, and at the discretion of SWK a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) our ability to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due under the Current SWK Credit Agreement on May 15, 2023.

The SWK Loans made under the Current SWK Credit Agreement bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allows us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. We have the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK a possible further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023, with such minimum required amount returning following the period(s) of any such temporary reduction(s) to $3.0 million).

The SWK Loans are secured by a first priority lien on all of our assets and any of our future subsidiaries pursuant to a Guarantee and Collateral Agreement entered into on March 4, 2022, between us and SWK, as agent (i.e., the SWK Security Agreement). The Current SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants.

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

4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 22, 2023.)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 22, 2023.)

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

10.3

Form of Securities Purchase Agreement, dated as of March 21, 2023, between Acer Therapeutics Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2023.)

10.4

Extension Agreement, dated as of December 30, 2022, among Acer Therapeutics Inc., MAM Aardvark, LLC as administrative and collateral agent for the lenders, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2023.)

10.5

Credit Agreement dated March 4, 2022, among Acer Therapeutics Inc., the lenders party thereto and MAM Aardvark, LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 7, 2022.)

10.6

Second Amendment to Credit Agreement dated January 30, 2023, among Acer Therapeutics Inc., the lenders party thereto and SWK Funding LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 31, 2023.)

10.7*	Third Amendment to Credit Agreement dated May 12, 2023, among Acer Therapeutics Inc., the lenders party thereto and SWK Funding LLC, as the agent, sole lead arranger and sole bookrunner.

10.8

Warrant issued on January 30, 2023, by the Company to SWK Funding LLC pursuant to the Second Amendment to Credit Agreement dated January 30, 2023, among Acer Therapeutics Inc., the lenders party thereto and SWK funding LLC, as the agent, sole lead arranger and sole bookrunner (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 31, 2023).

10.9

Secured Convertible Note Purchase Agreement dated March 4, 2022, between Acer Therapeutics Inc., MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 7, 2022.)

10.10

Form of Secured Convertible Note issuable by Acer Therapeutics Inc. to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. pursuant to the Secured Convertible Note Purchase Agreement dated March 4, 2022, between Acer Therapeutics Inc. and MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (incorporated by reference to Exhibit 10.6 the Registrant’s Current Report on Form 8-K filed on March 7, 2022.)

10.11

Amendment Agreement dated January 30, 2023, with respect to Secured Convertible Note Purchase Agreement between Acer Therapeutics Inc., MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 31, 2023.)

10.12

Credit Agreement, dated as of March 4, 2022, among Acer Therapeutics Inc., the Lenders party thereto and MAM Aardvark, LLC, not individually, but solely in its capacity as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 7, 2022.)

10.13

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACER THERAPEUTICS INC.

Date: May 15, 2023	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Financial Officer (Principal Financial and Accounting Officer)