Form 10-Q
period 2023-06-30
Acer Therapeutics Inc.
filed 2023-08-14
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 1, 2023, there were 24,463,726 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the six months ended June 30, 2023

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, including our condensed financial statements and related notes, and our other filings made from time to time with the Securities and Exchange Commission. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. If any of these risks occur, our business, financial condition, and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

Summary Risk Factors

•
We currently believe that our existing cash and cash equivalents at June 30, 2023 will be sufficient to fund our anticipated operating and capital requirements through the middle of the third quarter of 2023. We will require additional financing to commercialize OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with urea cycle disorders (“UCDs”) involving deficiencies of carbamylphosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”), as well as to complete development and seek to obtain marketing approval of our other product candidates and, if approved, to commercialize our other product candidates. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts, or to suspend or restructure our business.
•
Substantial doubt exists as to our ability to continue as a going concern. Unless we are able to raise additional capital during the third quarter of 2023 to continue to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, restructure, reduce, or delay operations. Our efforts to raise additional funds could be affected by negative conditions in the capital markets, which in recent months have been especially challenging, and there are numerous companies in the pharmaceutical and biotech sectors seeking additional capital from many of the same sources, which may also limit the amount of capital, if any, available to us. The recent turmoil in the banking sector initiated by the failure of Silicon Valley Bank (“SVB”) has added to the volatility in that sector. While we have no direct relationship or business with SVB or other banks that have failed thus far in 2023, this situation has added to the difficulties in raising capital on a timely basis and on favorable terms.
•
The requirements (i) that we repay in cash the outstanding principal balance and accrued interest on our senior secured term loan facility (the “SWK Loans”), in a principal amount of $13.9 million plus interest and fees (including a repayment premium of up to 50% of such principal amount) with the lenders party thereto and SWK Funding LLC (“SWK”) as the agent, (ii) that the principal amount of the SWK Loans are amortizing at a monthly rate of $0.6 million (subject to the ability of the Company to forego the payment in May 2023, and at the discretion of SWK (which was exercised) the payment in June 2023), (iii) that we maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (a) the outstanding principal amount of the SWK Loans or (b) $3.0 million (subject to a temporary reduction in such $3.0 million amount (to $1.75 million) through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans, the purchaser Nantahala Capital Management, LLC (“Nantahala”), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million, (iv) with respect to the secured convertible notes issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P. (“Marathon”) in an aggregate principal amount of $6.0 million (the “Marathon Convertible Notes”), that we repurchase the Marathon Convertible Notes for $12.0 million plus accrued interest plus $1.5 million (or a prorated amount) for each 90-day period (or portion) after April 15, 2023, and (v) that we abide by certain additional operating and financial covenants and restrictions on our operating and financial flexibility under the SWK Loans and the Marathon Convertible Notes, all of which could materially adversely affect our business plans, liquidity, financial condition, results of operations and viability, and prevent us from taking actions that we would otherwise consider to be in our best interests.
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
•
On May 3, 2023, we received a letter from Nasdaq indicating that for the last 30 consecutive business days our minimum market value of listed securities ("MVLS") was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market. We have 180 calendar days, or until October 30, 2023, to regain compliance with respect to our minimum MVLS. In addition, on June 5, 2023, we received another letter from the listing qualifications department staff of Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market. We have 180 calendar days, or until December 4, 2023, to regain compliance with respect to the minimum bid price requirement (i.e., the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance period ending December 4, 2023). If we are not able to regain or maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,553,416	$2,329,218
Inventory	4,600,618	—
Prepaid expenses	583,339	759,292
Deferred financing costs	—	408,000
Other current assets	14,638	20,188
Total current assets	6,752,011	3,516,698
Property and equipment, net	54,273	214,578
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	194,725	245,683
Total assets	$14,648,276	$11,624,226
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,713,655	$3,813,280
Accrued expenses	4,724,835	3,657,394
Deferred collaboration funding, current	181,888	8,412,971
Schelling Promissory Note payable to an officer	1,000,000	—
Other current liabilities	742,922	741,425
Convertible note payable, current, at fair value	13,078,200	—
SWK Loans payable, current, at fair value	17,986,848	2,326,630
Total current liabilities	43,428,348	18,951,700
Deferred collaboration funding, non-current	4,365,310	—
SWK Loans payable, non-current, at fair value	—	3,240,601
Convertible note payable, at fair value	—	6,047,532
Other non-current liabilities	100,836	145,665
Total liabilities	47,894,494	28,385,498
Commitments and Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 24,463,726 and 19,624,280 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2,446	1,962
Additional paid-in capital	131,870,031	123,984,035
Accumulated deficit	(165,118,695)	(140,747,269)
Total stockholders’ deficit	(33,246,218)	(16,761,272)
Total liabilities and stockholders’ deficit	$14,648,276	$11,624,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development (net of collaboration funding of $600,072 and $1,648,631 in the three months ended June 30, 2023 and 2022, respectively, and of $1,318,482 and $4,648,002 in the six months ended June 30, 2023 and 2022, respectively)	$1,440,717	$3,426,773	$3,861,837	$6,598,412
General and administrative (net of collaboration funding of $1,404,695 and $3,257,701 in the three months ended June 30, 2023 and 2022, respectively, and of $2,547,291 and $5,629,876 in the six months ended June 30, 2023 and 2022, respectively)	2,853,760	3,638,073	5,421,942	7,513,674
Total operating expenses	4,294,477	7,064,846	9,283,779	14,112,086
Loss from operations	(4,294,477)	(7,064,846)	(9,283,779)	(14,112,086)
Other income (expense), net:
Costs of debt issuance	—	(200,129)	(577,225)	(1,368,194)
Loss on extinguishment of debt	(350,000)	—	(8,541,494)	—
Changes in fair value of debt instruments (loss) gain	(2,806,538)	4,729,460	(5,018,223)	3,767,060
Interest and other income (expense), net	(639,610)	(139,234)	(926,147)	(142,072)
Foreign currency transaction (loss) gain	(95)	7,713	(24,558)	9,252
Total other income (expense), net	(3,796,243)	4,397,810	(15,087,647)	2,266,046
Net loss	$(8,090,720)	$(2,667,036)	$(24,371,426)	$(11,846,040)
Net loss per share - basic	$(0.33)	$(0.17)	$(1.07)	$(0.80)
Weighted average common shares outstanding - basic	24,462,895	15,273,707	22,765,268	14,794,637
Net loss per share - diluted	$(0.33)	$(0.30)	$(1.07)	$(0.83)
Weighted average common shares outstanding - diluted	24,462,895	17,681,400	22,765,268	16,372,537

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	19,624,280	$1,962	$123,984,035	$(140,747,269)	$(16,761,272)
Stock-based compensation	—	—	285,509	—	285,509
Issuance of common stock and warrants, net of issuance costs	3,797,254	380	6,169,990	—	6,170,370
Proceeds allocated to Third SWK Warrant	—	—	472,500	—	472,500
Net loss	—	—	—	(16,280,706)	(16,280,706)
Balance, March 31, 2023	23,421,534	$2,342	$130,912,034	$(157,027,975)	$(26,113,599)
Stock-based compensation	—	—	259,903	—	259,903
Issuance of common stock, net of issuance costs	456,886	46	347,567	—	347,613
Issuance of Fourth SWK Warrant	—	—	350,000	—	350,000
Exercise of Pre-Funded Warrants	585,306	58	527	—	585
Net loss	—	—	—	(8,090,720)	(8,090,720)
Balance, June 30, 2023	24,463,726	$2,446	$131,870,031	$(165,118,695)	$(33,246,218)

	Three and Six Months Ended June 30, 2022
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)
Stock-based compensation	—	—	474,097	—	474,097
Proceeds allocated to First SWK Warrant	—	—	327,031	—	327,031
Net loss	—	—	—	(9,179,004)	(9,179,004)
Balance, March 31, 2022	14,310,244	$1,431	$113,586,046	$(123,688,958)	$(10,101,481)
Stock-based compensation	—	—	460,777	—	460,777
Issuance of common stock, net of issuance costs	1,362,547	136	3,524,062	—	3,524,198
Net loss	—	—	—	(2,667,036)	(2,667,036)
Balance, June 30, 2022	15,672,791	$1,567	$117,570,885	$(126,355,994)	$(8,783,542)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,371,426)	$(11,846,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	545,412	934,874
Depreciation	25,476	38,796
Non-cash changes in fair value of debt, loss (gain)	5,018,223	(3,767,060)
Loss on extinguishment of debt	8,541,494	—
Debt issuance costs recognized as expense	169,225	1,368,194
Amortization of debt issuance costs	408,000	—
Loss on disposal of property and equipment, net	137,895	4,669
Changes in operating assets and liabilities
Collaboration receivable	—	5,000,000
Inventory	(4,600,618)	—
Prepaid expenses	175,953	427,911
Other current and non-current assets	13,175	9,215,320
Accounts payable	1,900,375	2,086,257
Accrued expenses	1,380,510	3,139,771
Deferred collaboration funding	(3,865,773)	(10,277,878)
Other current liabilities	—	(9,190,901)
Net cash used in operating activities	(14,522,079)	(12,866,087)
Cash flows from investing activities:
Purchase of property and equipment	(3,066)	(30,935)
Net cash used in investing activities	(3,066)	(30,935)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	6,517,983	3,524,198
Proceeds from Original Term Loan, net of warrant allocation and lender fees	—	6,013,148
Proceeds from Marathon Convertible Notes, net of lender fees	—	5,516,556
Proceeds from SWK Second Term Loan, net of warrant allocation and lender fees	6,527,500	—
Proceeds allocated to First SWK Warrant based on valuation	—	327,031
Proceeds allocated to Third SWK Warrant based on valuation	472,500	—
Proceeds from exercise of Pre-Funded Warrants	585	—
Proceeds from issuance of Schelling Promissory Note payable to an officer	1,000,000	—
Payment of debt principal	(600,000)	—
Payment of issuance costs for debt and convertible debt	(169,225)	(724,929)
Net cash provided by financing activities	13,749,343	14,656,004
Net (decrease) increase in cash and cash equivalents	(775,802)	1,758,982
Cash and cash equivalents, beginning of period	2,329,218	12,710,762
Cash and cash equivalents, end of period	$1,553,416	$14,469,744

Supplemental cash flow information:
Cash paid for interest	$999,095	$136,500

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

Since its inception, the Company has devoted substantially all of its efforts to business planning, research and development, precommercial and commercial activities, recruiting management and technical staff, acquiring operating assets, and raising capital. The Company has received revenue and collaboration funding related to the collaboration and license agreement (the “Collaboration Agreement”) with Relief Therapeutics Holding AG (“Relief”) as described below but has not generated any product revenue from sales to date and may never generate any product revenue from sales in the future.

Liquidity

The Company had an accumulated deficit of $165.1 million and cash and cash equivalents of $1.6 million as of June 30, 2023. Net cash used in operating activities was $14.5 million and $12.9 million for the six months ended June 30, 2023 and 2022, respectively.

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an at-the-market (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. During the six months ended June 30, 2023, the Company sold 1,919,140 shares of common stock through its ATM facility at a gross sale price of $2.3290 per share, for proceeds of $4.5 million. Proceeds, net of $0.2 million of fees and offering costs, were $4.3 million. As of June 30, 2023, $29.0 million remained available under the Company’s ATM facility, subject to various limitations. In connection with the March 2023 Offering (defined below), the Company suspended the ATM facility and entered into a related restriction (see Note 9), prohibiting the Company from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into common stock, subject to certain exceptions, until April 24, 2023. The Company resumed its ATM activity after April 24, 2023 and, during the balance of the second quarter of 2023, the Company sold 456,886 shares of common stock through its ATM facility at a gross sale price of $0.7912 per share, for proceeds of $0.4 million. Proceeds, net of $14 thousand of fees and offering costs, were $0.3 million.

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

On March 4, 2022, the Company entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Original Term Loan”). The Original Term Loan funding closed on March 14, 2022. The proceeds of the Original Term Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes. On August 19, 2022, the Company entered into an amendment (the “First Amendment”) to the SWK Credit Agreement, which among other provisions revised the Company’s required minimum amount of unencumbered liquid assets under the Original Term Loan. On January 30, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provided for an additional senior secured term loan to be made to the Company in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 (the “Second Term Loan”, and together with the Original Term Loan, the “SWK Loans”). On May 12, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5.million, (ii) the ability for the Company to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for the Company to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement as amended through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allowed the Company to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. The Company has the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, the Company is required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million).

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

On June 16, 2023, SWK sold the SWK Loans to Nantahala Capital Management, LLC (“Nantahala”). In connection with the sale of the SWK Loans there were no changes to any of the contractual provisions of the loans; however, the Company (i) issued to SWK an additional warrant (the "Fourth SWK Warrant") to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00, which expires on June 16, 2030, with other terms and conditions being the same as the Third SWK Warrant, and (ii) has benefited from waivers/reductions provided by Nantahala with respect to the minimum amount of unencumbered liquid assets required to be maintained by the Company pursuant to the SWK Loans. The Company determined that due to its deemed participation in the transfer of the SWK Loans by way of issuing the Fourth SWK Warrant, it should account for the transfer as an extinguishment of debt. Since there were no changes to the underlying contractual provisions of each loan as part of such transfer, there was no difference in fair value at the point of transfer of the SWK Loans. However, the Fourth SWK Warrant, valued at $0.4 million based on a Black-Scholes calculation, was recorded as a loss on extinguishment.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that each of the Holders have agreed to defer payment by the Company of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by the Company on April 15, 2023. Subject to the restrictions set forth in a subordination agreement among each of the Holders and SWK, as agent and lender, the Company is required to repurchase each Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or the Company’s receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200%

(the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurred on May 30, 2023, the Buy-Out Percentage would have been increased to 212.5%); provided, that if the Company is prohibited from effectuating such repurchases pursuant to a subordination agreement with SWK, the Company shall cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

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

On March 21, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Purchaser”) pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering, an aggregate of 2,335,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), and pre-funded warrants to purchase up to 585,306 shares of Common Stock (the “Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase up to 2,920,306 shares of Common Stock (the “Common Warrants”) at an exercise price of $0.791 per share. Such registered direct offering and concurrent private placement are referred to herein as the “March 2023 Offering.” The combined purchase price for one Share and one Common Warrant was $0.916, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was $0.915. The March 2023 Offering was priced at-the-market under Nasdaq rules. The Company received aggregate gross proceeds from the Offering of approximately $2.7 million before deducting the placement agent fee and related offering expenses, resulting in net proceeds of approximately $2.3 million. The March 2023 Offering closed on March 24, 2023. See Note 9, Stockholders' Deficit for further discussion of the March 2023 Offering.

The Nasdaq Capital Market’s continued listing standards for the Company’s common stock require, among other things, that the Company maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities ("MVLS") of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 3, 2023, the Company received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days, the Company’s minimum MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rules, the Company has 180 calendar days, or until October 30, 2023, to regain compliance with respect to the Company’s minimum MVLS. In addition, pursuant to Nasdaq Listing Rules, the Company is required to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. On June 5, 2023, the Company received another letter from the listing qualifications department staff of Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(a)(2). In accordance with Nasdaq listing rules, the Company has 180 calendar days, or until December 4, 2023, to regain compliance with respect to the minimum bid price requirement (i.e., the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance period ending December 4, 2023). If the Company fails to regain compliance with the minimum bid price requirement by December 4, 2023, the Company could be eligible for an additional 180-day compliance period to demonstrate compliance with the minimum bid price requirement. In order to qualify for such additional period, however, the Company will be required to meet the continued listing requirement for minimum MVLS and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. There can be no assurance that the Company will be able to maintain compliance with Nasdaq listing standards. The Company’s failure to meet or to continue to meet these requirements could result in the Company’s common stock being delisted from the Nasdaq Capital Market. If the Company’s common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of the Company’s common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Marathon Convertible Notes).

Management expects to continue to finance operations through the issuance of additional equity or debt securities, non-dilutive funding, and/or through strategic collaborations. Any transactions which occur may contain covenants that restrict the ability of management to operate the business and any securities issued may have rights, preferences, or privileges senior to the Company’s common stock and may dilute the ownership of current stockholders of the Company. The Company believes that its existing cash and cash equivalents at June 30, 2023 will be sufficient to fund its anticipated operating and capital requirements through the middle of the third quarter of 2023.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations, negative cash flows from operations, has a net working capital deficiency, has a net capital deficiency, and has minimum unencumbered liquid assets requirements under its Current SWK Credit Agreement. While the Company has received approval for its OLPRUVATM product, the Company has yet to receive commercial product revenues and, as such, has been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and potential precommercial and commercial activities.

As of June 30, 2023, the Company had cash and cash equivalents of $1.6 million and current liabilities of $43.4 million, which include $0.2 million associated with deferred collaboration funding (see Revenue Recognition and Accounting for Collaboration Agreements below in Note 2, Significant Accounting Policies). The Company believes that its existing cash and cash equivalents at June 30, 2023 will be sufficient to fund its anticipated operating and capital requirements through the middle of the third quarter of 2023.

The Company will need to raise additional capital to fund continued operations beyond the middle of the third quarter of 2023. The Company may not be successful in its efforts to raise additional funds or achieve profitable operations. The Company continues to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support its ongoing operations beyond the middle of the third quarter of 2023, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using its ATM facility which had $29.0 million available as of June 30, 2023. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is only able to issue a limited number of shares under its ATM facility. From May 19, 2020 through June 30, 2023, the Company has raised gross proceeds of $21.0 million from the ATM facility and gross proceeds of $4.0 million from the agreement with Lincoln Park, which equity line facility was completed on December 30, 2022 and is now terminated.

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

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date these financial statements are available, or August 14, 2024. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ deficit and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

At June 30, 2023, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $4.5 million. The Company has recorded $0.2 million as a current liability. $4.3 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. The Company has recognized deferred collaboration funding as it incurred expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory. The offset to future net profit royalties will be recognized straight line beginning in the first quarter in which the Company is able to generate net profit on the OLPRUVATM product and through the end of the effective date of the Collaboration Agreement. At June 30, 2023, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and $15.2 million recorded as an offset to research and development expenses and $14.0 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2023 and December 31, 2022, the Company had $1.3 million and $2.1 million, respectively, in excess of the FDIC insured limit.

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

The Company elected the fair value option for both its Original Term Loan and its Marathon Convertible Notes dated March 14, 2022. The Company also elected the fair value option for the Second Term Loan (see Note 7). The Company was not required to change its fair value option in connection with the sale of the SWK Loans by SWK to Nantahala. The Company adjusts both the Original Term Loan and the Marathon Convertible Notes to fair value through the change in fair value of debt in the accompanying statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in the accompanying statements of operations.

Clinical Trial and Preclinical Study Expenses

No material changes in estimates of clinical trial or preclinical study expenses were recognized in either of the three or six months ended June 30, 2023 or 2022. Accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $1.1 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively.

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

The following assumptions were used to estimate the fair value of stock options granted during the six months ended June 30, 2023 and 2022 using the Black-Scholes option pricing model:

	2023	2022
Risk-free interest rate	4.00%	1.18%-1.83%
Expected life (years)	5.50-6.25	6.25
Expected volatility	113.0%	113.0%-115.0%
Dividend rate	0%	0%

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

The components of inventory are summarized as follows:

	June 30, 2023	December 31, 2022
Raw materials	$2,899,422	$—
Work in process	1,274,082	—
Finished goods	427,114	—
Total inventory	$4,600,618	$—

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company’s goodwill is allocated to the Company’s single reporting unit. The Company evaluates the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The Company performed a qualitative analysis of goodwill as of June 21, 2022 as it considered the Complete Response Letter received from the FDA in June 2022 with respect to the Company’s NDA in respect of OLPRUVATM (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs to be a triggering event requiring it to perform that analysis. Management concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As of June 30, 2023 and December 31, 2022, the Company's liabilities were in excess of its assets, including goodwill. ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Accordingly, the Company was not required to perform an evaluation.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the statements of operations.

Income Taxes

The Company recorded no income tax expense or benefit during the three or six months ended June 30, 2023 and 2022, due to a full valuation allowance recognized against its net deferred tax assets. The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of June 30, 2023 and December 31, 2022. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of June 30, 2023 and December 31, 2022, the Company had no accruals for interest or penalties related to income tax matters.

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

3.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Computer hardware and software	$143,370	$142,870
Leasehold improvements	52,887	52,887
Furniture and fixtures	111,603	111,603
Manufacturing equipment	—	135,330
Subtotal property and equipment, gross	307,860	442,690
Less accumulated depreciation	(253,587)	(228,112)
Property and equipment, net	$54,273	$214,578

4.
ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued employee bonus and vacation	$2,545,253	$2,624,910
Accrued contract manufacturing	1,202,392	42,679
Accrued miscellaneous expenses	211,824	66,039
Accrued accounting, audit, and tax fees	197,618	82,779
Accrued contract research and regulatory consulting	184,002	68,432
Accrued precommercial and commercial costs	140,565	203,016
Accrued license fees	82,165	80,526
Accrued legal fees	79,984	172,945
Accrued consulting	79,552	3,000
Accrued interest	1,480	313,068
Total accrued expenses	$4,724,835	$3,657,394

5.
LEASES

The Company leases office space in Newton, Massachusetts and Bend, Oregon. The Newton lease was classified as an operating lease until it expired on December 31, 2022, and the Company is currently renting space on a month-to-month basis for this facility. The Bend lease is classified as an operating lease and contains immaterial provisions for rent holidays and rent escalations over the term of the lease, which have been included in the Company’s right of use asset and lease liabilities. The Company’s lease liability as of June 30, 2023 and December 31, 2022 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the Bend, Oregon lease and a lease modification. As of June 30, 2023, the weighted average remaining lease term was 2.0 years. The Company recorded a combined expense of $45 thousand and $0.1 million related to the Bend and Newton leases for the three months ended June 30, 2023 and 2022, respectively, and recorded a combined expense of $0.1 million related to the Bend and Newton leases for each of the six months ended June 30, 2023 and 2022. The Company made cash payments for amounts included in the measurement of lease liabilities of $47 thousand and $0.1 million during the three months ended June 30, 2023 and 2022, respectively, and of $0.1 million for each of the six months ended June 30, 2023 and 2022. The Company reported a right-of-use asset of $0.2 million in Other non-current assets and lease liabilities totaling $0.2 million in Other current liabilities and Other non-current liabilities as of June 30, 2023.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of June 30, 2023:

	As of June 30, 2023	As of December 31, 2022
2023	52,711	103,925
2024	107,290	107,290
2025	54,579	54,579
Total undiscounted lease liabilities	214,580	265,794
Less effects of discounting	(8,322)	(16,204)
Total lease liabilities as of June 30, 2023	$206,258	$249,590

The Company’s lease liabilities are reported on the unaudited condensed balance sheets as follows:

	June 30, 2023	December 31, 2022
Other current liabilities	$105,422	$103,925
Other non-current liabilities	100,836	145,665
Total lease liabilities	$206,258	$249,590

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

The Original Term Loan bore interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. For the period ended June 30, 2023, the current interest rate applicable to the Original Term Loan is 16.3%. The Company had the option to capitalize such interest commencing on the date on which the Original Term Loan was funded and continuing until February 15, 2023. Commencing on February 15, 2023, the principal amount of the Original Term Loan will amortize at a rate of $0.7 million payable quarterly. The final maturity date of the Original Term Loan is March 4, 2024. The Company is required to pay $2.1 million of principal payments in 2023, with the remainder payable in 2024. The Company has the option to prepay the Original Term Loan in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all paid-in-kind interest amounts. The Original Term Loan contains a provision for the establishment of an alternative rate of interest if LIBOR were to no longer be available at any point while the Original Term Loan is outstanding. Under the Original Term Loan as amended, the Company’s minimum cash requirement was such that its unencumbered liquid assets must not have been less than the lesser of (a) the outstanding principal amount of the Original Term Loan, or (b) $3.0 million (note: clause (y) was increased from $1.5 million due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women). SWK, the lender, had agreed per the terms of the amended credit agreement that the minimum cash requirement could be lowered to $1.3 million through June 30, 2023.

The Original Term Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to the SWK Security Agreement. The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Original Term Loan was funded. The Original Term Loan contains certain provisions which could accelerate the maturity date of the outstanding loan should the Company be out of compliance with any of the stated covenants. At June 30, 2023, the Company did not deem probable any events that would give rise to such an acceleration.

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

The Company evaluated its compliance with all covenants with respect to the SWK Credit Agreement as amended and concluded that it was in compliance as of June 30, 2023.

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

On May 12, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million, (ii) the ability for the Company to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for the Company to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement as amended by and through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allowed the Company to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. The Company has the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, the Company is required to maintain for purposes of the SWK Loan unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million).

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

The Company classified the entire fair value of the SWK Original Term Loan, and Second Term Loan which are both due within twelve months from the date of this report, as current in the balance sheet as of June 30, 2023.

In connection with the Second Amendment and the origination of the SWK Second Term Loan, the Company determined that the changes in the cash flows were greater than ten percent, and thus concluded that the modification should be accounted for as an extinguishment. The Company evaluated the change in the fair value of the SWK Second Term loan pre-modification compared to post-modification and concluded that a loss on extinguishment of $2.7 million should be recorded as of the date of the modification, January 30, 2023, which appears in the six months ended June 30, 2023, as a component of “Other income (expense), net” in the Statement of Operations. Additionally, the Company also recorded during the six months ended June 30, 2023, in “Other income (expense), net” as “Change in fair value of debt instruments gain (loss)” a loss of $0.3 million for change in fair value of the Original Term Loan pre-modification from December 31, 2022 through the date of modification, as well as a loss of $1.5 million related to the change in fair value of the post-modification SWK Loans from the date of modification through June 30, 2023. The Company recognized the fair value of the Third SWK Warrant of $0.5 million as "Loss on extinguishment” in the Statement of Operations. The Company will continue to account for the combined Original and Second SWK Term Loans using the fair value election.

On June 16, 2023, SWK sold the SWK Loans to Nantahala. In connection with the sale of the SWK Loans there were no changes to any of the contractual provisions of the loans; however, the Company (i) issued to SWK the Fourth SWK Warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00, which expires on June 16, 2030, with other terms and conditions being the same as the Third SWK Warrant, and (ii) has benefited from waivers/reductions provided by Nantahala with respect to the minimum amount of unencumbered liquid assets required to be maintained by the Company pursuant to the SWK Loans. The Company determined that due to its deemed participation in the transfer of the SWK Loans by way of issuing the Fourth SWK Warrant, it should account for the transfer of the SWK Loans as an extinguishment of debt. Since there were no changes to the underlying contractual provisions of each loan as part of such transfer, there was no difference in fair value at the point of transfer of the SWK Loans. However, the Fourth SWK Warrant, valued at $0.4 million based on a Black-Scholes calculation, was recorded as a “Loss on extinguishment of debt” in the Statement of Operations. The Company will continue to account for the SWK Loans using the fair value election.

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

Pursuant to the terms of the Marathon Amendment Agreement, each holder agrees to defer payment by the Company of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by the Company on April 15, 2023. Each Marathon Convertible Note is amended with retroactive effect to delete the concept of a default rate of interest. Each Marathon Convertible Note is amended to obligate the Company to repurchase such Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or the Company’s receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurred on May 30, 2023, the Buy-Out Percentage would have been increased to 212.5%); provided, that if the Company is prohibited from effectuating such repurchases pursuant to a subordination agreement with SWK, the Company shall cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice.

The Company evaluated its compliance with all covenants with respect to the Marathon Convertible Note Purchase Agreement and concluded that it was in compliance as of June 30, 2023. The Company has classified the total fair value of the Marathon Convertible Notes which is due within twelve months from the date of this report, as current in the balance sheet as of June 30, 2023.

In connection with the above Marathon Amendment Agreement, the Company determined that the changes in the fair value of the post-modification Marathon Convertible Note compared to the original Marathon Convertible Note were greater than ten percent, and thus concluded that the modification should be accounted for as an extinguishment. The Company evaluated the change in the fair value of the Marathon Convertible Note pre-modification compared to post-modification and concluded that a loss on extinguishment of $5.0 million should be recorded as of the date of modification of January 30, 2023, which appears in the six months ended June 30, 2023, as a component of “Other income (expense), net” in the Statement of Operations. Additionally, the Company also recorded in the six months ended June 30, 2023, in “Other income (expense), net” as “Change in fair value of debt instruments gain (loss)” a gain of $0.5 million for changes in the fair value of the pre-modification Marathon Convertible Note from December 31, 2022 through the date of modification, as well as a loss of $0.9 million for changes in fair value of the Marathon Convertible Note from the date of modification through June 30, 2023. The Company will continue to account for the combined Original and Second SWK Term Loans using the fair value election.

Marathon Credit Agreement

On March 4, 2022, the Company also entered into the Marathon Credit Agreement with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Term Loan”). The Term Loan was available to be borrowed only following OLPRUVATM Approval and until December 31, 2022 (i.e., if OLPRUVATM Approval did not occur on or before December 31, 2022, then the Term Loan would not be available unless the Company was able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Term Loan was also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of OLPRUVATM (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs was accepted for substantive review by the FDA, the PDUFA target action date was January 15, 2023. The Term Loan, if it became available, would have been used to refinance certain other indebtedness of the Company (including the Original Term Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Had the Term Loan become available, the Company would have paid Marathon a commitment fee equal to 1.5% of the term loan amount. The Marathon Credit Agreement also included an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may have agreed to increase the Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company could not have unilaterally triggered such an increase).

The Term Loan would have borne interest at an annual rate of 13.5% and would have been payable quarterly in arrears. The Company would have had the option to capitalize up to 4% of such interest commencing on the Term Loan Funding Date and continuing until the third anniversary of the Term Loan Funding Date. Commencing on the third anniversary of the Term Loan

Funding Date, the principal outstanding amount of the Term Loan would have amortized at a rate of 2.78%, payable monthly. The final maturity date of the Term Loan would have been the earlier of six years after the Term Loan Funding Date or December 31, 2028. The Company would have had the option to prepay the Term Loan in whole or in part at any time, subject to a prepayment fee equal to (a) if the prepayment was made prior to March 4, 2025, then the greater of 5% or the amount of interest that would have accrued from the date of prepayment until March 4, 2025, (b) if the prepayment was made on or after March 4, 2025, but prior to March 4, 2026, then 3%, (c) if the prepayment was made on or after March 4, 2026, but prior to March 4, 2027, then 2%, or (d) if the prepayment was made on or after March 4, 2027, then 1%.

The Term Loan would have been secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement to be entered into on the Term Loan Funding Date between the Company and Marathon, as agent (the “Marathon Security Agreement”). The Marathon Credit Agreement contained customary representations and warranties and affirmative and negative covenants. The Company paid $0.2 million in commitment fees to Marathon in connection with obtaining the commitments in respect of the Term Loan and will pay $0.6 million in additional commitment fees to Marathon following OLPRUVATM Approval or any change of control of the Company or sale or transfer of the OLPRUVATM product.

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

The Company incurred $1.2 million of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying statement of operations for the year ended December 31,

2022. Debt issuance costs were comprised of $0.5 million that related to the costs and expense paid directly to SWK and the Holders, $0.7 million of costs and expenses paid to the Company’s financial advisor, and other legal and accounting costs. The fee of $0.2 million paid in connection with obtaining the commitments in respect of the Term Loan was paid to Marathon through gross proceeds received from the Marathon Convertible Notes. The Company recorded this fee as expense during the year ended December 31, 2022. As a result of the approval of OLPRUVATM, the Company will pay $0.6 million for the Term Loan commitment fee and has recognized a liability for $0.6 million and a current asset for deferred financing costs of $0.4 million as of December 31, 2022. The Company recognized expense of $0.2 million during the year ended December 31, 2022 and $0.4 million during the six months ended June 30, 2023, related to this fee. As of June 30, 2023, this amount remains unpaid.

The Company engaged an exclusive financial advisor with respect to the financings contemplated by the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement and the Marathon Credit Agreement. In connection with the funding of the Original Term Loan and the Convertible Note Financing, the Company paid its financial advisor a fee of $0.5 million for its services.

Promissory note payable to an officer

On June 22, 2023, the Company received $1.0 million in funding in exchange for the issuance of an unsecured, subordinated promissory note for that principal amount (the “Schelling Promissory Note”) to Christopher Schelling, the Company’s Chief Executive Officer and Founder, a member of the Company’s Board of Directors, and the beneficial owner of more than 10% of the Company’s outstanding common stock. Pursuant to the Schelling Promissory Note, the principal amount will accrue interest at a rate of 6% per annum, and all principal and accrued interest will be due and payable on August 21, 2023 (the “Maturity Date”); provided, however, that the repayment obligation of the Company under the Schelling Promissory Note is expressly subordinated to the Company’s obligations under its outstanding secured debt. If the Schelling Promissory Note is not paid in full on or before the Maturity Date, the unpaid balance will thereafter accrue interest at a rate of 10% per annum.

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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2023.

	As of June 30, 2023		Fair Value Measurements As of June 30, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$1,053,416	$1,053,416	$1,053,416	$—	$—

Liabilities:
Debt:
Marathon Convertible Notes	13,078,200	13,078,200	—	—	13,078,200
SWK Loans	17,986,848	17,986,848	—	—	17,986,848
	$31,065,048	$31,065,048	$—	$—	$31,065,048

	As of December 31, 2022		Fair Value Measurements As of December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$1,829,218	$1,829,218	$1,829,218	$—	$—

Liabilities:
Debt:
Marathon Convertible Notes	6,360,600	6,360,600	—	—	6,360,600
SWK Loans	5,567,231	5,567,231	—	—	5,567,231
	$11,927,831	$11,927,831	$—	$—	$11,927,831

A lattice-based model was used to estimate the fair value of the Marathon Convertible Notes at June 30, 2023. The lattice model utilizes a “decision tree,” whereby future movement in the Company’s common stock price is estimated based on a volatility factor. Additionally, the Company included in its decision tree, when relevant, a probability assessment of the approval of ACER-001 and the resulting impact of such an event. The Company classified the fair value of the Marathon Convertible Notes as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions, including the Company’s stock price volatility returns, an appropriate risk-free interest rate, and derived credit spread, default probability rate, and expected recovery rate given default.

The Company updated its estimate of fair value of the SWK Loans based on the probability-weighted net present value of future cash flows at June 30, 2023.

The significant unobservable inputs used in calculating the fair value of the Marathon Convertible Notes and SWK Loans represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Any significant changes in the inputs described herein may result in significantly higher or lower fair value measurements.

In the six months ended June 30, 2023 the Company recorded in “Other income (expense), net” as “Changes in fair value of debt instruments gain (loss)” a loss of $0.3 million, for change in fair value of the Original Term Loan pre-modification from December 31, 2022 through the date of modification, as well as a loss of $3.6 million related to the change in fair value of the post-modification SWK Loans from the date of modification through June 30, 2023. Additionally, during the six months ended June 30, 2023, the adjustment to fair value for the SWK Loans during the three months ended March 31, 2023 includes $2.7 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period. During the three months ended June 30, 2023, the Company recorded a loss of $1.8 million for the change in fair value of the SWK Loans post-modification from March 31, 2023 through June 30, 2023.

In the six months ended June 30, 2023, the Company recorded in “Other income (expense), net” as “Changes in fair value of debt instruments gain (loss)” a gain of $0.5 million for changes in the fair value of the pre-modification Marathon Convertible Note from December 31, 2022 through the date of modification, as well as a loss of $2.6 million for changes in fair value of the Marathon Convertible Note from the date of modification through June 30, 2023. Additionally, during the six months ended June 30, 2023, the adjustment to fair value for the Marathon Convertible Note during the three months ended March 31, 2023 includes $5.0 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period. During the three months ended June 30, 2023, the Company recorded a loss of $1.7 million for the change in fair value of the Marathon Convertible Note post-modification from March 31, 2023 through June 30, 2023.

	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Activity recorded as change in fair value gain (loss), SWK Loans
Loss from change in fair value from December 31, 2022 to date of modification	$—	$(299,923)
Loss from change in fair value from date of modification to June 30, 2023	(1,797,294)	(3,599,362)
Loss from extinguishment of debt related to increase in post-modification cashflows	—	(2,710,194)
Total change in fair value recognized, SWK Loans	(1,797,294)	(6,609,479)

Activity recorded as change in fair value gain (loss), Marathon Convertible Note
Gain from change in fair value from December 31, 2022 to date of modification	$—	$498,600
Loss from change in fair value from date of modification to June 30, 2023	(1,686,033)	(2,616,633)
Loss from extinguishment of debt related to increase in post-modification cashflows	—	(5,008,800)
Total change in fair value recognized, Marathon Convertible Note	(1,686,033)	(7,126,833)

Total change in fair value recognized during the three and six months ended June 30, 2023	$(3,483,327)	$(13,736,312)

	December 31, 2022	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market		June 30, 2023
Marathon Convertible Notes	$6,360,600	$—	$(409,233)	$—	$7,126,833	(1)	$13,078,200
SWK Loans	5,567,231	7,000,000	(1,189,862)	—	6,609,479	(2)	17,986,848
	$11,927,831	$7,000,000	$(1,599,095)	$—	$13,736,312		$31,065,048

(1) The Adjustment to Fair Value for the Marathon Convertible Notes during the six months ended June 30, 2023, includes $5.0 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period.

(2) The Adjustment to Fair Value for the SWK Loans during the six months ended June 30, 2023, includes $2.7 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period.

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

9.
STOCKHOLDERS’ DEFICIT

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company has no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. The Company will need to keep current its shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, the Company is currently only able to issue a limited number of shares which aggregate to not more than one-third of the Company’s public float. During the three months ended June 30, 2023, the Company sold an aggregate of 456,886 shares of common stock through the ATM facility at an average gross sale price of $0.7912 per share for gross proceeds of $0.4 million. Proceeds for the three months ended June 30, 2023, net of $14 thousand in fees and offering costs, were $0.3 million. During the six months ended June 30, 2023, the Company sold an aggregate of 1,919,140 shares of common stock through the ATM facility at an average gross sale price of $2.3290 per share for gross proceeds of $4.5 million. Proceeds for the six months ended June 30, 2023, net of $0.2 million in fees and offering costs, were $4.3 million. During the three and six months ended June 30, 2022, the Company sold 1,062,547 shares of common stock through the ATM facility at a gross sale price of $3.0719 per share, for gross proceeds of $3.3 million. Proceeds, net of $0.2 million of fees and offering costs, were $3.1 million. As of June 30, 2023, $29.0 million remained available under the Company’s ATM facility, subject to certain limitations.

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

During the three and six months ended June 30, 2022, the Company sold 300,000 of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.25 per share, resulting in proceeds of $0.4 million. The Lincoln Park facility was completed on December 30, 2022 and is now terminated.

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

Securities Purchase Agreement

On March 21, 2023, the Company entered into the Purchase Agreement with the Purchaser pursuant to which the Company agreed to issue and sell, (i) in a registered direct offering, an aggregate of 2,335,000 shares of Common Stock, par value $0.0001 per share, and Pre-Funded Warrants to purchase up to 585,306 shares of Common Stock at an exercise price of $0.001 per share, and (ii) in a concurrent private placement, warrants to purchase up to 2,920,306 shares of Common Stock (the “Common

Warrants”) at an exercise price of $0.791 per share. Such registered direct offering and concurrent private placement are referred to herein as the “March 2023 Offering.” The combined purchase price for one Share and one Common Warrant was $0.916, and the combined purchase price for one Pre-Funded Warrant and one Common Warrant was $0.915. The March 2023 Offering was priced at-the-market under Nasdaq rules. The Company received aggregate gross proceeds from the Offering of approximately $2.7 million before deducting the placement agent fee (as described in greater detail below) and related offering expenses, resulting in net proceeds of approximately $2.3 million. The March 2023 Offering closed on March 24, 2023.

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

The Shares, the Pre-Funded Warrants and the shares of Common Stock issuable thereunder were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-261342), which was filed with the Securities and Exchange Commission (the “Commission”) on November 24, 2021 and was declared effective by the Commission on December 7, 2021 (the “Registration Statement”), and a prospectus supplement dated as of March 21, 2023. We suspended our ATM facility in connection with the March 2023 Offering and entered into a related restriction prohibiting us from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of our common stock or securities convertible or exercisable into our common stock, subject to certain exceptions, until April 24, 2023. We resumed our ATM activity after April 24, 2023 and, during the balance of the second quarter of 2023, we sold 456,886 shares of common stock through our ATM facility at a gross sale price of $0.7912 per share, for proceeds of $0.4 million. Proceeds, net of $14 thousand of fees and offering costs, were $0.3 million.

The Common Warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and, along with the shares of Common Stock underlying the Common Warrants, have not been registered under the Securities Act or applicable state securities laws.

The Pre-Funded Warrants were offered, in lieu of shares of Common Stock, to any Purchaser whose purchase of shares of Common Stock and Common Warrants in the Offering would otherwise result in such Purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Purchaser’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-Funded Warrant represented the right to purchase shares of Common Stock at an exercise price of $0.001 per share of Common Stock. The Pre-Funded Warrants were exercisable immediately and may have been exercised at any time until the Pre-Funded Warrants were exercised in full, subject in each case to the beneficial ownership limitations set forth in the Pre-Funded Warrant. The Pre-Funded Warrants were exercised in full during the three months ended June 30, 2023.

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

The Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company has agreed to pay Wainwright a total cash fee equal to 7.5% of the aggregate gross proceeds of the Offering; a non-accountable expense allowance of $70 thousand and clearing fees of $16 thousand. The Company has also granted Wainwright a right of first refusal for a period of six months following the closing of the Offering to act as sole book-running manager, sole underwriter or sole placement agent for any public or private placement or other capital-raising financing, subject to certain exceptions.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the three and six months ended June 30, 2023 or 2022 and no unvested restricted stock units as of June 30, 2023 or 2022.

At June 30, 2023, 913,878 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At June 30, 2023, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At June 30, 2023, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the six months ended June 30, 2023 and 2022, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2022	2,794,850	$6.36	7.4
Granted	630,000	$1.67
Cancelled/forfeited	(369,594)	$4.27
Options outstanding at June 30, 2023	3,055,256	$5.65	7.4	$—
Options exercisable at June 30, 2023	1,749,361	$8.18	6.3	$—

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8
Granted	958,000	$2.33
Cancelled/forfeited	(62,188)	$4.12
Options outstanding at June 30, 2022	2,850,787	$6.29	8.0	$—
Options exercisable at June 30, 2022	1,322,180	$9.80	6.6	$—

At June 30, 2023, there was $2.2 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans, which will be recognized as expense over the remaining vesting period for those options of 2.7 years. The weighted average grant date fair value of options granted during the six months ended June 30, 2023 was $1.43. The fair value of shares vested during the three and six months ended June 30, 2023 was $0.2 million and $1.0 million, respectively. The fair value of shares vested during the three and six months ended June 30, 2022 was $0.4 million and $1.5 million, respectively. The amount of stock-based compensation expense recorded to research and development expenses and to general and administrative expenses is detailed in table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock-based compensation
Research and development	$83,998	$158,880	$199,578	$299,320
General and administrative	175,905	301,897	345,834	635,554
Total stock-based compensation expense	$259,903	$460,777	$545,412	$934,874

Warrants issued to SWK

	Six Months Ended June 30,
	2023		2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	250,000	$2.08	—	$—
Granted during the period	750,000	1.46	150,000	2.46
Outstanding at end of the period	1,000,000	$1.62	150,000	$2.46

Exercisable at end of the period	1,000,000	$1.62	150,000	$2.46

Weighted average remaining life	6.4 years		6.8 years

Warrants issued in March 2023 Offering

	Six Months Ended June 30,
	2023
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—
Granted during the period	3,505,612	0.66
Exercised during the period	(585,306)	—
Outstanding at end of the period	2,920,306	$0.79

Exercisable at end of the period	2,920,306	$0.79

Weighted average remaining life	5.2 years

10.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrants, were not included in the calculation of the diluted loss per share because to do so would be antidilutive. The exercise prices of the SWK Warrants are subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position for the three and six month periods ended June 30, 2023 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrants (as common stock equivalents) would be antidilutive and thus would be excluded from the calculation of net loss per share. When calculating diluted net loss per share, the Company includes, only if dilutive, the potential common shares associated with the Marathon Convertible Notes using the “if-converted” method, which adjusts the numerator for any impact to earnings for the period and includes in the denominator the shares assumed to be converted at the beginning of the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share for the three and six months ended June 30, 2023 and 2022 is as follows:

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Numerator:
Net loss	$(8,090,720)	$(2,667,036)	$(24,371,426)	$(11,846,040)

Denominator:
Basic:
Weighted average shares of common stock outstanding	24,462,895	15,273,707	22,765,268	14,794,637

Diluted:
Weighted average shares of common stock outstanding	24,462,895	15,273,707	22,765,268	14,794,637
Effect of potentially dilutive shares (1)	—	2,407,693	—	1,577,900
Total weighted average shares of common stock and potentially dilutive shares	24,462,895	17,681,400	22,765,268	16,372,537

Net loss per common share:
Basic:
Net loss applicable to common stockholders	$(8,090,720)	$(2,667,036)	$(24,371,426)	$(11,846,040)
Weighted average shares of stock outstanding, basic	24,462,895	15,273,707	22,765,268	14,794,637
Basic net loss per common share	$(0.33)	$(0.17)	$(1.07)	$(0.80)

Diluted:
Net loss applicable to common shareholders, diluted (1)	$(8,090,720)	$(5,308,236)	$(24,371,426)	$(13,524,840)
Weighted average shares of stock outstanding, diluted	24,462,895	17,681,400	22,765,268	16,372,537
Diluted net loss per common share	$(0.33)	$(0.30)	$(1.07)	$(0.83)

(1) In calculating diluted net loss per share, we excluded the impact of changes in the fair value of the Marathon Convertible Notes of $2.6 million and $1.7 million for the three and six months ended June 30, 2022, respectively. The 2,407,693 shares and 1,577,900 shares for the three and six months ended June 30, 2022, respectively are the weighted average shares associated with the original principal amount of the Marathon Convertible Notes and the shares that may be issuable upon the conversion of accrued interest owed at the beginning of the period.

As of June 30, 2023 and 2022, the number of shares of common stock underlying potentially dilutive securities excluded from the calculation of diluted net loss per share, because the company’s net loss meant that their inclusion would have been antidilutive for those periods, consist of:

	June 30,
	2023	2022
Options to purchase common stock	3,055,256	2,850,787
Shares associated with Marathon Convertible Note	2,400,000	—
March 2023 Offering warrants	2,920,306	—
SWK Warrants	1,000,000	150,000
Total	9,375,562	3,000,787

The application of the “if-converted” method to the 2.4 million shares associated with the Secured Convertible Notes, as of the beginning of the period, was not applicable for the three and six months ended June 30, 2023 because to do so would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of June 30, 2023. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate our continuation as a going concern. We have suffered recurring losses from operations, negative cash flows from operations, have a net working capital deficiency, have a net capital deficiency, and have minimum unencumbered liquid assets requirements under our SWK Credit Agreement. While we have received approval for our OLPRUVATM product, we have yet to receive commercial product revenues and, as such, have been dependent on funding operations through the sale of equity securities, through a collaboration agreement, and through debt instruments. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have an accumulated deficit of $165.1 million as of June 30, 2023 and expect to incur further losses over the foreseeable future as we develop our business. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and potential precommercial and commercial activities.

As of June 30, 2023, we had cash and cash equivalents of $1.6 million and current liabilities of $43.4 million, which include $0.2 million associated with deferred collaboration funding. Our existing cash and cash equivalents available at June 30, 2023 are expected to be sufficient to fund our anticipated operating and capital requirements through the middle of the third quarter of 2023.

We will need to raise additional capital to fund continued operations beyond the middle of the third quarter of 2023. We may not be successful in our efforts to raise additional funds or achieve profitable operations. We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the middle of the third quarter of 2023, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility which had $29.0 million available as of June 30, 2023. (See At-the Market Facility and Common Stock Purchase Agreement in Note 9 to our financial statements.) Moreover, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float, we are only able to issue a limited number of shares under our ATM facility. From May 19, 2020 through June 30, 2023, we have raised gross proceeds of $21.0 million from the ATM facility and gross proceeds of $4.0 million from an equity line purchase agreement with Lincoln Park (defined below), which equity line facility was completed on December 30, 2022 and is now terminated.

On March 4, 2022, we entered into a Credit Agreement (the “SWK Credit Agreement”) with the lenders party thereto and SWK Funding LLC (“SWK”), as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (the “Original Term Loan”). The Original Term Loan funding closed on March 14, 2022. The proceeds of the Original Term Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement (as defined and described below) and the Marathon Credit Agreement (as defined and described below) and for other working capital and general corporate purposes. On August 19, 2022, we entered into an amendment (the “First Amendment”) to the SWK Credit Agreement, which among other provisions revised our required minimum amount of unencumbered liquid assets under the Original Term Loan. On January 30, 2023, we entered into a Second Amendment (the “Second Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provided for an additional senior secured term loan to be made to us in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023 (the “Second Term Loan”, and together with the Original Term Loan, the “SWK Loans”). On May 12, 2023, we entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million), (ii) the ability for us to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for us to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement, as amended through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allowed us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. We have the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million).

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

In connection with the execution of the SWK Credit Agreement, we issued to SWK a warrant (the “First SWK Warrant”) to purchase 150,000 shares of our common stock at an exercise price of $2.46 per share. In connection with the execution of the First Amendment, we issued to SWK an additional warrant to purchase 100,000 shares of our common stock at an exercise price of $1.51 per share (such warrant, the "Second SWK Warrant"). In connection with the execution of the Second Amendment, we issued to SWK an additional warrant to purchase 250,000 shares of our common stock at an exercise price of $2.39 per share (such warrant, the "Third SWK Warrant" and, together with the First SWK Warrant and Second SWK Warrant, the "SWK Warrants"). SWK may exercise the SWK Warrants in accordance with the terms thereof for all or any part of such shares of common stock from the date on which the Original Term Loan was funded or such SWK Warrant was issued, as applicable, until and including March 4, 2029.

On June 16, 2023, SWK sold the SWK Loans to Nantahala Capital Management, LLC (”Nantahala”). In connection with the sale of the SWK Loans there were no changes to any of the contractual provisions of the loans; however, we (i) issued to SWK an additional warrant (the "Fourth SWK Warrant") to purchase 500,000 shares of our common stock at an exercise price of $1.00, which expires on June 16, 2030, with the other terms and conditions being the same as the Third SWK Warrant, and (ii) have benefited from waivers/reductions provided by Nantahala with respect to the minimum amount of unencumbered liquid assets required to be maintained by us pursuant to the SWK Loans. We determined that due to our deemed participation in the transfer of the SWK Loans by way of issuing the Fourth SWK Warrant, that we should account for the transfer of the SWK Loans as an extinguishment of debt. Since there were no changes to the underlying contractual provisions of each loan as part of such transfer, there was no difference in fair value at the point of transfer of the SWK Loans. However, the Fourth SWK Warrant, valued at $0.4 million based on a Black-Scholes calculation, was recorded as a loss on extinguishment.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that each of the Holders have agreed to defer payment by us of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by us on April 15, 2023. Subject to the restrictions set forth in a subordination agreement among each of the Holders and SWK, as agent and lender, we are required to repurchase each Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or our receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase had occurred on May 30, 2023, the Buy-Out Percentage would have been increased to 212.5%) provided, that if we are prohibited from effectuating such repurchases pursuant to the subordination agreement with SWK, we are required to cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by us for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of us.

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

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern for at least 12 months from the date these financial statements are available, or August 14, 2024. Our financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

Revenue and Collaboration Funding

We have not generated any revenue from product sales. While we received approval for OLPRUVATM on December 22, 2022, we do not expect to generate any revenue from product sales until we commercialize OLPRUVATM and/or any of our product candidates.

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

At any time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. Since our inception in December 2013, we have spent a total of $91.6 million in research and development expenses through June 30, 2023. Of that amount, $39.2 million was directly related to EDSIVOTM; $30.9 million was directly related to OLPRUVATM, offset by $15.2 million of collaboration funding; $12.8 million was directly related to ACER-801; $5.4 million was directly related to ACER-2820; and $3.3 million was related to other development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; external precommercial and commercial costs; and professional fees for legal, business consulting, auditing, and tax services. We expect that general and administrative expenses will be substantial in the future. From time to time, in connection with the Collaboration Agreement with Relief, we may recognize “contra-expense” for the general and administrative activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

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

At June 30, 2023, the amount of deferred collaboration funding associated with unsatisfied promises under the Collaboration Agreement amounted to $4.5 million. We have recorded $0.2 million as a current liability. $4.3 million is recorded as a non-current liability and represents the estimated amount that would be taken against future net profit payments made to Relief should they occur. At June 30, 2023, deferred collaboration funding was composed of $35.0 million received from Relief, offset by $1.3 million recognized as license revenue during the year ended December 31, 2021 and by $15.2 million recorded as an offset to research and development expenses, and $14.0 million recorded as an offset to general and administrative expenses subsequent to signing the Collaboration Agreement and through the date of this report.

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. We evaluate the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might be impaired include declines in our stock price, market capitalization, or cash flows. We may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. Our goodwill is allocated to a single reporting unit. If we were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. As of June 30, 2023 and December 31, 2022, our liabilities were in excess of our assets, including goodwill. ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Accordingly, we were not required to perform an evaluation.

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

We elected the fair value option for both our Original Term Loan and our Marathon Convertible Notes dated March 14, 2022 (see Note 7 to our financial statements). We were not required to change our fair value option in connection with the sale of the SWK Loans by SWK to Nantahala. We also applied the fair value option to the Second Term Loan and to the amended Original Term Loan and amended Marathon Convertible Notes, amended on January 30, 2023. We adjust both the Original Term Loan and the Marathon Convertible Notes to fair value through the change in fair value of debt in the accompanying statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in earnings.

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

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by CROs, manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three and six months ended June 30, 2023 and 2022. Our accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $1.1 million and $0.9 million at June 30, 2023 and December 31, 2022, respectively.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development (net of collaboration funding of $600,072 and $1,648,631 in the three months ended June 30, 2023 and 2022, respectively)	$1,440,717	$3,426,773	$(1,986,056)	(58)%
General and administrative (net of collaboration funding of $1,404,695 and $3,257,701 in the three months ended June 30, 2023 and 2022, respectively)	2,853,760	3,638,073	(784,313)	(22)%
Loss from operations	(4,294,477)	(7,064,846)	2,770,369	(39)%
Total other income (expense), net	(3,796,243)	4,397,810	(8,194,053)	(186)%
Net loss	$(8,090,720)	$(2,667,036)	$(5,423,684)	203%

Research and Development Expenses

Research and development expenses were $1.4 million, net of collaboration funding of $0.6 million, for the three months ended June 30, 2023, as compared to $3.4 million, net of collaboration funding of $1.6 million, for the three months ended June 30, 2022. This decrease of $2.0 million was primarily due to decreases in expenses for clinical studies, employee-related expenses, expenses for consulting and professional services, and contract manufacturing expenses. Research and development expenses related to ACER-001 decreased in the three months ended June 30, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the three months ended June 30, 2023 were comprised of $1.0 million related to EDSIVOTM; $0.6 million related to ACER-001, offset by $0.6 million of collaboration funding; $0.2 million related to ACER-801; and $0.2 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $2.9 million, net of collaboration funding of $1.4 million, for the three months ended June 30, 2023, as compared to $3.6 million, net of collaboration funding of $3.3 million, for the three months ended June 30, 2022. This decrease of $0.7 million was primarily due to decreases in marketing expenses, expenses for consulting and professional services, and employee-related expenses. General and administrative expenses related to ACER-001 decreased in the three months ended June 30, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2023 was primarily attributable to changes in the fair value of debt instruments and interest expense. Other income (expense), net for the three months ended June 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating expenses:
Research and development (net of collaboration funding of $1,318,482 and $4,648,002 in the six months ended June 30, 2023 and 2022, respectively)	3,861,837	6,598,412	(2,736,575)	(41)%
General and administrative (net of collaboration funding of $2,547,291 and $5,629,876 in the six months ended June 30, 2023 and 2022, respectively)	5,421,942	7,513,674	(2,091,732)	(28)%
Loss from operations	(9,283,779)	(14,112,086)	4,828,307	(34)%
Total other income (expense), net	(15,087,647)	2,266,046	(17,353,693)	(766)%
Net loss	$(24,371,426)	$(11,846,040)	$(12,525,386)	106%

Research and Development Expenses

Research and development expenses were $3.9 million, net of collaboration funding of $1.3 million, for the six months ended June 30, 2023, as compared to $6.6 million, net of collaboration funding of $4.6 million for the six months ended June 30, 2022. This decrease of $2.7 million was primarily due to decreases in expenses for clinical studies and medical affairs, contract manufacturing expenses, employee-related expenses, and expenses for consulting and professional services. Research and development expenses related to ACER-001 decreased in the six months ended June 30, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the six months ended June 30, 2023 were comprised of $2.0 million related to EDSIVOTM; $1.4 million related to ACER-001, offset by $1.3 million of collaboration funding; $1.0 million related to ACER-801; and $0.7 million related to other development activities.

General and Administrative Expenses

General and administrative expenses were $5.4 million, net of collaboration funding of $2.5 million, for the six months ended June 30, 2023, as compared to $7.5 million, net of collaboration funding of $5.6 million, for the six months ended June 30, 2022. This decrease of $2.1 million was primarily due to decreases in marketing expenses, employee-related expenses, and expenses for consulting and professional services. General and administrative expenses related to ACER-001 decreased in the six months ended June 30, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2023 was primarily attributable to expense from extinguishment of debt, changes in the fair value of debt instruments, interest expense, and costs of debt issuance. The loss on extinguishment of debt totaling $8.2 million recognized in the six months ended June 30, 2023 was comprised of $5.0 million and $2.7 million of increases in the post-modification cashflows of the Marathon Convertible Notes and SWK Loans, respectively, as well as the fair value of the SWK Third Warrant of $0.5 million. Additionally, during the period, we recognized a loss on extinguishment of $0.4 million related to the issuance of the SWK Fourth Warrant. Other income (expense), net for the six months ended June 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to June 30, 2023, we have raised net cash proceeds of $122.8 million, primarily from common stock offerings, private placements of convertible preferred stock, debt instruments, and convertible debt instruments. In addition, from inception to June 30, 2023, we have raised cash proceeds of $35.0 million from collaboration agreements. As of June 30, 2023, we had $1.6 million in cash and cash equivalents, and current liabilities aggregating to $43.4 million, which include $0.2 million associated with deferred collaboration funding. Our net loss for the three months ended June 30, 2023 and 2022 was $8.1 million and $2.7 million, respectively. As of June 30, 2023, we had an accumulated deficit of $165.1 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations.

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(14,522,079)	$(12,866,087)
Investing activities	(3,066)	(30,935)
Financing activities	13,749,343	14,656,004
Net increase in cash and cash equivalents	$(775,802)	$1,758,982

Operating Activities

Net cash used in operating activities was $14.5 million for the six months ended June 30, 2023, as compared to $12.9 million for the six months ended June 30, 2022.The increase of $1.6 million was primarily the result of decreases in deferred collaboration funding in the six months ended June 30, 2023 as compared to the same period in the prior year, the receipt in the prior year six month period of the $5.0 million receivable from Relief, and an increase in inventory, and a smaller increase in accounts payable in the six month period in 2023 compared to the same period in the prior year, offset by a decrease in net loss adjusted for non-cash items.

Investing Activities

Net cash used in investing activities during each of the six months ended June 30, 2023 and 2022 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $13.7 million for the six months ended June 30, 2023, as compared to $14.7 million for the six months ended June 30, 2022. Financing activities in the six months ended June 30, 2023 include receipt of proceeds for the issuance of common stock and warrants, net of fees, of $6.5 million, and proceeds from the issuance of the SWK Second Term loan and SWK Third Warrant, net of fees, of $6.8 million, and proceeds from the promissory note payable to an officer of $1.0 million, partially offset by $0.6 million principal paid on the Original Term Loan. Net cash provided by financing activities during the six months ended June 30, 2022 consisted primarily of $6.0 million net proceeds received from the Original Term Loan, $5.5 million net proceeds received from the Secured Convertible Notes, and $0.3 million received from the exercise of the Pre-Funded Warrants, partially offset by issuance costs of $0.7 million related to these debt and convertible debt instruments.

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

As of June 30, 2023, we had $1.6 million in cash and cash equivalents and current liabilities of $43.4 million, which include $0.2 million associated with deferred collaboration funding. Our cash and cash equivalents available at June 30, 2023 are expected to be sufficient to fund our anticipated operating and capital requirements through the middle of the third quarter of 2023. There is substantial doubt about our ability to continue as a going concern. Please refer to the discussion above titled “Going Concern”.

On March 4, 2022, we entered into the SWK Credit Agreement with the lenders party thereto and SWK, as the agent, sole lead arranger and sole bookrunner, which provided for a senior secured term loan facility in an aggregate amount of $6.5 million in a single borrowing (i.e., the Original Term Loan). The Original Term Loan funding closed on March 14, 2022. The proceeds of the Original Term Loan were used to pay fees, costs and expenses related to the SWK Credit Agreement, the Marathon Convertible

Note Purchase Agreement and the Marathon Credit Agreement and for other working capital and general corporate purposes. On August 19, 2022, we entered into the First Amendment to the SWK Credit Agreement, which among other provisions revised our required minimum amount of unencumbered liquid assets under the Original Term Loan. On January 30, 2023, we entered into the Second Amendment to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provided for an additional senior secured term loan (i.e., the Second Term Loan) to be made to us in an aggregate amount of $7.0 million in a single borrowing which funded on January 31, 2023. On May 12, 2023, we entered into the Third Amendment to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provides for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million, (ii) our ability to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) our ability to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023).

The SWK Loans made under the SWK Credit Agreement as amended through the Third Amendment (i.e., the Current SWK Credit Agreement) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allowed us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. We have the option to prepay the SWK Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million).

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

In connection with the execution of the SWK Credit Agreement, we issued to SWK the First SWK Warrant to purchase 150,000 shares of our common stock at an exercise price of $2.46 per share. In connection with the execution of the First Amendment, we issued to SWK the Second SWK Warrant to purchase 100,000 shares of our common stock at an exercise price of $1.51 per share. In connection with the execution of the Second Amendment, we issued to SWK the Third SWK Warrant to purchase 250,000 shares of our common stock at an exercise price of $2.39 per share. SWK may exercise the SWK Warrants in accordance with the terms thereof for all or any part of such shares of common stock from the date on which the Original Term Loan was funded or such SWK Warrant was issued, as applicable, until and including March 4, 2029.

On June 16, 2023, SWK sold the SWK Loans to Nantahala Capital Management, LLC (“Nantahala”). In connection with the sale of the SWK Loans there were no changes to any of the contractual provisions of the loans; however, we (i) issued to SWK an additional warrant (the "Fourth SWK Warrant") to purchase 500,000 shares of our common stock at an exercise price of $1.00, which expires on June 16, 2030, with the other terms and conditions being the same as the Third SWK Warrant, and (ii) have benefited from waivers/reductions provided by Nantahala with respect to the minimum amount of unencumbered liquid assets required to be maintained by the Company pursuant to the SWK Loans. We determined that due to our deemed participation in the transfer of the SWK Loans by way of issuing the Fourth SWK Warrant, we should account for the transfer of the SWK Loans as an extinguishment of debt. Since there were no changes to the underlying contractual provisions of each loan as part of such transfer, there was no difference in fair value at the point of transfer of the SWK Loans. However, the Fourth SWK Warrant, valued at $0.4 million based on a Black-Scholes calculation, was recorded as a loss on extinguishment.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that each of the Holders have agreed to defer payment by us of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by us on April 15, 2023. Subject to the restrictions set forth in a subordination agreement among each of the Holders and SWK, as agent and lender, we are required to repurchase each Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or our receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (i.e., the Buy-Out Percentage) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurred on May 30, 2023, the Buy-Out Percentage would have been increased to 212.5%); provided, that if we are prohibited from effectuating such repurchases pursuant to the subordination agreement with SWK, we are required to cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment. Each Holder has certain rights with respect to the registration by us for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of us.

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

On March 18, 2020, we entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC (“JonesTrading”) and Roth Capital Partners, LLC (“Roth Capital”). This agreement provides a facility for the offer and sale of shares of common stock from time to time depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. We will need to keep current our shelf registration statement and the offering prospectus relating to the ATM facility, in addition to providing certain periodic deliverables under the sales agreement, in order to use such facility. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares which aggregate no more than one-third of our public float using our shelf registration statement. From May 19, 2020 through December 31, 2022, we sold an aggregate of 6,028,535 shares of common stock at an average gross sale price of $2.7429 per share, for gross proceeds of $16.5 million. Proceeds, net of $0.7 million of fees and offering costs were $15.8 million. During the six months ended June 30, 2023, we sold 1,919,140 additional shares of common stock through our ATM facility at an average gross sale price of $2.3290 per share, for gross proceeds of $4.5 million. Proceeds, net of $0.2 million in fees and offering costs for the three months ended June 30, 2023, were $4.3 million. As of June 30, 2023, $29.0 million remained available under our ATM facility, subject to various limitations. In connection with the March 2023 Offering, we suspended our ATM facility and entered into a related restriction prohibiting us from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of common stock or securities convertible or exercisable into our common stock, subject to certain exceptions, until April 24, 2023. We resumed our ATM activity after this date, and during the balance of the second quarter of 2023 we sold 456,886 shares of common stock through our ATM facility at a gross sale price of $0.7912 per share, for proceeds of $0.4 million. Proceeds, net of $14 thousand of fees and offering costs, were $0.3 million.

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

Until we can generate a sufficient amount of product sales revenue to finance our cash requirements, which would require us to obtain regulatory approval for and successfully commercialize one or more of our product candidates, we expect to finance our future cash needs primarily through the issuance of additional equity and potentially through borrowing, non-dilutive funding, and strategic alliances. As of June 30, 2023, we did not maintain any lines of credit or have any sources of debt or equity capital committed for funding other than our ATM facility.

We continue to explore potential opportunities and alternatives to obtain the additional resources that will be necessary to support our ongoing operations beyond the middle of the third quarter of 2023, including raising additional capital through either private or public equity or debt financing, or additional program collaborations or non-dilutive funding, as well as using our ATM facility. To the extent that we raise additional capital through the issuance of additional equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) market value of listed securities (“MVLS”) of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 3, 2023, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days, our minimum MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rules, we have 180 calendar days, or until October 30, 2023, to regain compliance with respect to our minimum MVLS. In addition, pursuant to Nasdaq Listing Rules, we are required to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. On June 5, 2023, we received another letter from the listing qualifications department staff of Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(a)(2). In accordance with Nasdaq listing rules, we have 180 calendar days, or until December 4, 2023, to regain compliance with respect to the minimum bid price requirement (i.e., the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance period ending December 4, 2023). If we are unable to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could affect our common stock’s market price and liquidity and reduce our ability to raise capital. There can be no assurance that we will be able to maintain compliance with Nasdaq listing standards. Our failure to meet or to continue to meet these requirements could result in the Company’s common stock being delisted from the Nasdaq Capital Market. If our common stock were delisted from the Nasdaq Capital Market, among other things, this could result in a number of negative implications, including reduced market price and liquidity of our common stock as a result of the loss of market efficiencies associated with the Nasdaq, the loss of federal preemption of state securities laws, as well as the potential loss of confidence by suppliers, partners, employees and institutional investor interest, fewer business development opportunities, greater difficulty in obtaining financing and breaches of or events of default under certain contractual obligations (including an event of default under the loan agreement for the Marathon Convertible Notes).

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

Our management, with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework issued by COSO, our management concluded that our internal control over financial reporting was effective as of June 30, 2023 in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

In addition to implementing the remediation plan as referenced above, we have also implemented controls around accounting for inventory to support the new activities as a result of the FDA approval of OLPRUVATM. Other than these areas, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Financial Condition

Our existing cash and cash equivalents at June 30, 2023 are expected to be sufficient to fund our anticipated operating and capital requirements through the middle of the third quarter of 2023. We will require additional financing to commercialize OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, as well as to complete development and seek to obtain marketing approval of our product candidates and, if approved, to commercialize our product candidates. A failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, other operations or commercialization efforts, or to suspend or restructure our business.

Since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates. As of June 30, 2023, we had an accumulated deficit of $165.1 million, cash and cash equivalents of $1.6 million and current liabilities of $43.4 million, which include $0.2 million associated with deferred collaboration funding.

We will need to raise additional capital within the third quarter of 2023 in order to continue to finance our operations, including with respect to the commercialization of OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, as well as to pursue further clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain and our activities with respect to the commercialization of OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS are at a very early stage, we cannot reasonably estimate the actual amounts of additional financing that will be necessary to commercialize OLPRUVATM or to complete the development and, if approved, commercialization of any of our current product candidates or future product candidates, if any.

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

As noted above, (i) since our inception, substantially all of our resources have been dedicated to the clinical development of our product candidates, (ii) as of June 30, 2023, we had an accumulated deficit of $165.1 million, cash and cash equivalents of $1.6 million, and current liabilities of $43.4 million, which include $0.2 million associated with deferred collaboration funding, (iii) we will need to raise additional capital within the third quarter of 2023 in order to continue to finance our operations, including with respect to the commercialization of OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, as well as to pursue further clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates.

Although OLPRUVATM for oral suspension in the U.S. has been approved by the FDA for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, we have yet to receive commercial product revenues and we expect to continue to incur losses for the foreseeable future as we continue our commercialization efforts for OLPRUVATM as well as development of, and seeking marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital within the third quarter of 2023, to continue to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, restructure, reduce, or delay operations, including reduction of employees which support our efforts toward the commercialization of OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS.

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

We are a development-stage pharmaceutical company with a limited operating history and a history of losses. Pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are focused principally on repurposing and/or reformulating existing drugs for serious rare and life-threatening diseases with significant unmet medical needs. We are not profitable and have incurred losses in each year since inception. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the pharmaceutical industry. We have not generated any product sales revenue to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended June 30, 2023 was $8.1 million. As of June 30, 2023, we had an accumulated deficit of $165.1 million. We expect to continue to incur losses for the foreseeable future as we continue OLPRUVATM commercialization and our development of, and seek marketing approvals for, our product candidates.

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

The secured convertible notes issued to MAM Aardvark, LLC and Marathon Healthcare Finance Fund, L.P., (the “Holders”), in an aggregate principal amount of $6.0 million (the “Marathon Convertible Notes”), bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that accrued and unpaid interest through March 31, 2023 was deferred and became due and payable in cash, together with any accrued and unpaid interest on each Marathon Convertible Note after March 31, 2023, on April 15, 2023. Additionally, subject to the restrictions set forth in a subordination agreement among SWK Funding LLC (”SWK”), as agent and lender, and each of the Holders (the “Subordination Agreement”), we are required to repurchase the Marathon Convertible Notes, on or before the fifth business day following the earlier of June 15, 2023 and our receipt of gross proceeds of at least $40.0 million from the issuance or sale of debt, equity or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second SWK Loan, defined below) at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of the Marathon Convertible Notes, plus any accrued but unpaid interest thereon to the date of such repurchase plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before the repurchase actually occurs (i.e., the Buy-Out Percentage would have been 212.5% had the repurchase occurred 45 days after April 15, 2023, or on May 30, 2023); provided, that if we are prohibited from effectuating such repurchases pursuant to the Subordination Agreement, the repurchase is to occur on or before the fifth business day after such prohibition is no longer applicable.

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

Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the SWK Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allowed us to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second amortization payment otherwise due on June 15, 2023. The final maturity date of the SWK Loans is March 4, 2024. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), we must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan) equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurs prior to May 16, 2023, 1.28667, (ii) if the repayment occurs on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, we are required to maintain for purposes of the SWK Loans unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the SWK Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by us under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with the purchase from SWK of the SWK Loans (see below), the purchaser, Nantahala (defined below), has since provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million).

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

We may be unable to initiate or complete development of our product candidates on schedule, if at all. The completion of the studies for certain of our product candidates will require us to obtain substantial additional funding beyond our current resources. In addition, regulatory authorities may require additional or more time-consuming studies to assess the safety or efficacy of our product candidates than we are currently planning. For example, in June 2019, we received a Complete Response Letter from the FDA regarding our NDA for EDSIVO™ for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”). The Complete Response Letter stated that it will be necessary to conduct an adequate and well-controlled trial to determine whether celiprolol reduces the risk of clinical events in patients with vEDS. In light of the FDA’s Complete Response Letter regarding our NDA for EDSIVO™, we halted precommercial activities. In December 2019, we submitted a Formal Dispute Resolution Request to the Office of New Drugs appealing the FDA’s decision as outlined in the Complete Response Letter. In March 2020, we received a response to our Formal Dispute Resolution Request from the Office of New Drugs of the FDA stating that it had denied our appeal of the Complete Response Letter in relation to the NDA for EDSIVO™. In its Appeal Denied letter, the Office of New Drugs (i) described possible paths forward for us to explore that could provide the substantial evidence of effectiveness needed to support a potential resubmission of the EDSIVO™ NDA for the treatment of patients with vEDS with a confirmed COL3A1 mutation and (ii) referred to the FDA Guidance document issued in December 2019, where substantial evidence of effectiveness can be provided by two or more adequate and well-controlled studies demonstrating efficacy, or a single positive adequate and well-controlled study plus confirmatory evidence.

Following a Type B meeting with the FDA in the second quarter of 2021, we are now conducting a U.S.-based prospective, randomized, double-blind, placebo-controlled, decentralized pivotal clinical trial in patients with COL3A1-positive vEDS, which we refer to as the DiSCOVER trial. The proposed design features of the trial under SPA agreement with the FDA include: the acceptability of a decentralized (virtual) clinical trial design and use of an independent centralized adjudication committee; acceptability of a primary endpoint based on clinical events associated with disease outcome; agreement with modest safety data collection (based on the known safety profile of the drug); and a statistical plan that considers the rare disease classification of vEDS. In the fourth quarter of 2021, we submitted a protocol for the prospective pivotal trial, along with an IND. In April 2022, we received breakthrough therapy designation and reached agreement on a SPA in May 2022. The trial plan is to enroll approximately 150 COL3A1-positive vEDS patients in the U.S., and the duration of the trial is estimated to be approximately 3.5 years to complete once fully enrolled (based on statistical power calculations and number of primary events). Additional capital will be needed to fund the trial through and beyond the third quarter of 2023. One interim analysis (based on number of primary events) is planned at approximately 18 months after full enrollment. There can be no assurance that the resulting data from the trial would be adequate to support approval of our NDA. We may also conclude at any point that the cost, risk and uncertainty of obtaining that additional data does not justify continuing with the development of EDSIVO™.

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

As of June 30, 2023, we had a workforce of 30 full-time employees, in addition to several consultants or independent contractors, to conduct our planned business operations. If our projections prove to be inaccurate or if we are forced to implement any workforce reductions, we may not have sufficient staffing to pursue our research and development goals.

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

For OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, we believe the prevalence is no more than approximately 2,100 individuals in the U.S. with a diagnosed patient population in the U.S. of only approximately 1,100. For our product candidate EDSIVO™ (celiprolol) for the treatment of vEDS patients with a confirmed type III collagen (COL3A1) mutation, it is estimated that there are up to 7,500 COL3A1-positive vEDS patients in the U.S. As new studies are performed the estimated prevalence of these diseases may change. The number of patients may turn out to be lower than expected. There can be no assurance that the prevalence of UCDs or vEDS in the study populations accurately reflect the prevalence of these diseases in the broader world population. If our estimates of the prevalence of UCDs or vEDS or of the number of patients who may benefit from treatment with OLPRUVATM or EDSIVOTM prove to be incorrect, the market opportunities for OLPRUVATM and for our other product candidates may be smaller than we believe they are, our prospects for generating revenue may be adversely affected and our business may suffer. Likewise, the potentially addressable patient population for OLPRUVATM and for each of these other product candidates may be limited or may not be amenable to treatment with OLPRUVATM or our other product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our business, financial condition, results of operations and prospects.

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

We have never commercialized a product candidate and, although precommercial activities had been conducted for OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, as well as for EDSIVOTM prior to our receipt of the FDA’s Complete Response Letters with respect to such development program, we currently do not have fully developed marketing, sales or distribution capabilities for any marketed products. In order to commercialize OLPRUVATM for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, we are building marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services, any for any of our other product candidates that receive marketing approval we would have to build marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing any of the foregoing. Building a targeted specialty sales force is expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact our commercialization efforts. We may choose to collaborate with third parties that have their own sales forces and established distribution systems, in lieu of or to augment any sales force and distribution systems we may create. If we are unable to enter into collaborations with third parties for the commercialization of approved product candidates, if any, on acceptable terms or at all, or if any such collaborator does not devote sufficient resources to the commercialization of our product or otherwise fails in commercialization efforts, we may not be able to successfully commercialize our product candidates that receive marketing approval. If we are not successful in commercializing our product candidates that receive marketing approval, either on our own or through collaborations with one or more third parties, our potential future revenue will be materially and adversely impacted, as well as the realizability of inventory costs which have been recorded to our balance sheet.

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

The facilities used by our current contract manufacturers and any future manufacturers to manufacture our product candidates must be inspected by the FDA after we submit our NDA for a product candidate. For example, the Complete Response Letter we received in June 2022 for OLPRUVATM (before it was approved by the FDA in December 2022 for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS) identified satisfactory inspection of our packaging and labeling contract vendor as a necessary prerequisite to any approval for marketing. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers for compliance with the regulatory requirements, known as cGMPs, for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, the FDA may refuse to approve any of our NDAs. If the FDA or a comparable foreign regulatory authority does not approve our NDA because of concerns about the manufacture of our product candidates or if significant manufacturing issues arise in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop our product candidates, to obtain marketing approval of our NDA or to continue to market our product candidates, if approved. Although we are ultimately responsible for ensuring compliance with these regulatory requirements, we do not have day-to-day control over a contract manufacturing organization (“CMO”) or other third-party manufacturer’s compliance with applicable laws and regulations, including cGMPs and other laws and regulations, such as those related to environmental health and safety matters. Any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacturing of OLPRUVATM or our other product candidates or that obtained approvals could be revoked, which would adversely affect our business and reputation. In addition, third-party contractors, such as our CMOs, may elect not to continue to work with us due to factors beyond our control. Although we have contracts in place, they may also refuse to work with us because of their own financial difficulties, business priorities or other reasons, at a time that is costly or otherwise inconvenient for us. If we were unable to find adequate replacement or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

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

The Nasdaq Capital Market’s continued listing standards for our common stock require, among other things, that we maintain either (i) stockholders’ equity of $2.5 million, (ii) MVLS of $35 million or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. On May 3, 2023, we received a letter from the listing qualifications department staff of Nasdaq indicating that for the last 30 consecutive business days, our minimum MVLS was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2). In accordance with Nasdaq listing rules, we have 180 calendar days, or until October 30, 2023, to regain compliance with respect to our minimum MVLS.

In addition, pursuant to Nasdaq Listing Rules, we are required to maintain a minimum bid price of $1.00 per share for continued listing on Nasdaq. On June 5, 2023, we received another letter from the listing qualifications department staff of Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(a)(2). In accordance with Nasdaq listing rules, we have 180 calendar days, or until December 4, 2023, to regain compliance with respect to the minimum bid price requirement (i.e., the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the compliance period ending December 4, 2023).

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

Sales of additional shares of our common stock, as well as securities convertible into or exercisable for common stock, could result in substantial dilution to our stockholders and cause the market price of our common stock to decline. An aggregate of 24,463,726 shares of common stock were outstanding as of August 1, 2023. As of such date, another 3,011,506 shares of common stock were issuable upon exercise of outstanding options, 1,000,000 shares of common stock were issuable upon exercise of warrants issued to SWK pursuant to the SWK Credit Agreement, the Marathon Convertible Notes were outstanding and convertible by the holders into shares of common stock (including 2,400,000 shares upon conversion of the original principal amount, without taking into account the limitations on the conversion of the Marathon Convertible Notes, plus additional shares if accrued but unpaid interest on the Marathon Convertible Notes is converted into shares of common stock), and 2,920,306 shares of common stock were issuable pursuant to a common stock purchase warrant we sold in a private placement concurrent with the March 2023 Offering. A substantial majority of the outstanding shares of our common stock, as well as a substantial majority of the shares of common stock issuable upon exercise of outstanding options, are freely tradable without restriction or further registration under the Securities Act of 1933.

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

On November 9, 2018, we entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, an amended and restated sales agreement was entered into with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provides a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand and subject to various limitations, in transactions deemed to be an at-the-market offering. We have no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party may terminate the agreement at any time without liability. As of June 30, 2023, $29.0 million remained available under this facility.

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

As of June 30, 2023, our executive officers and directors and their affiliates beneficially owned or controlled 15% of the outstanding shares of our common stock. Accordingly, these executive officers, directors and their affiliates will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transactions. This concentration of ownership may also delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 16, 2023, SWK Funding LLC (“SWK”) sold our senior secured loan facility (i.e., the SWK Loans) to Nantahala Capital Management, LLC (“Nantahala”). In connection with the sale of the SWK Loans, there were no changes to any of the contractual provisions of the loans; however, we (i) issued to SWK an additional warrant (the "Fourth SWK Warrant") to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00, which expires on June 16, 2030, and (ii) have benefited from waivers/reductions provided by Nantahala with respect to the minimum amount of unencumbered liquid assets required to be maintained by the Company pursuant to the SWK Loans. The issuance of the Fourth SWK Warrant was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Item 5. Other Information.

(c) Trading Plans

During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

10.1

Unsecured Promissory Note, dated as of June 22, 2023, between Acer Therapeutics Inc. and Christopher Schelling (incorporated by reference to Exhibit 10.1 to the Company's Current Report filed on Form 8-K filed on June 26, 2023).

10.2*	Warrant issued on June 16, 2023, by the Company to SWK Funding LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).

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

ACER THERAPEUTICS INC.

Date: August 14, 2023	By:	/s/ Harry S. Palmin
Harry S. Palmin Chief Financial Officer (Principal Financial and Accounting Officer)