Form 10-Q
period 2023-09-30
Acer Therapeutics Inc.
filed 2023-11-20
CIK 1069308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
offices and zip code)

(844) 902-6100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
None *	N/A	N/A

* On November 9, 2023, the registrant’s common stock was suspended from trading on the Nasdaq Capital Market and began trading on OTC Pink Market under the symbol “ACER”. On November 20, 2023, Nasdaq filed with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

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

As of November 16, 2023, there were 24,463,726 shares of the issuer’s Common Stock outstanding.

ACER THERAPEUTICS INC.

For the nine months ended September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ACER THERAPEUTICS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$594,659	$2,329,218
Inventory	5,202,597	—
Prepaid expenses	328,918	759,292
Deferred financing costs	—	408,000
Other current assets	14,638	20,188
Total current assets	6,140,812	3,516,698
Property and equipment, net	40,976	214,578
Other assets:
Goodwill	7,647,267	7,647,267
Other non-current assets	173,010	245,683
Total assets	$14,002,065	$11,624,226
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$7,009,066	$3,813,280
Accrued expenses	5,066,549	3,657,394
Deferred collaboration funding, current	—	8,412,971
Accrued payment to collaboration partner	1,500,000	—
Schelling Promissory Note payable to an officer	1,016,766	—
Other current liabilities	743,856	741,425
Convertible note payable, current, at fair value	14,635,200	—
Term Loans payable, current, at fair value	18,152,344	2,326,630
Zevra bridge loan payable	13,546,557	—
Total current liabilities	61,670,338	18,951,700
Term Loans payable, non-current, at fair value	—	3,240,601
Convertible note payable, at fair value	—	6,047,532
Other non-current liabilities	76,689	145,665
Total liabilities	61,747,027	28,385,498
Commitments and Contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.0001 par value; authorized 10,000,000 shares; none issued and outstanding	—	—
Common stock, $0.0001 par value; authorized 150,000,000 shares; 24,463,726 and 19,624,280 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2,446	1,962
Additional paid-in capital	132,102,554	123,984,035
Accumulated deficit	(179,849,962)	(140,747,269)
Total stockholders’ deficit	(47,744,962)	(16,761,272)
Total liabilities and stockholders’ deficit	$14,002,065	$11,624,226

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$371,790	$—	$371,790	$—
Operating costs and expenses:
Cost of product revenue	83,805	—	83,805	—
Payments to collaboration partner	6,952,802	—	6,952,802	—
Research and development (net of collaboration funding of $0 and $2,178,078 in the three months ended September 30, 2023 and 2022, respectively, and of $1,318,482 and $6,826,080 in the nine months ended September 30, 2023 and 2022, respectively)	1,522,161	2,681,680	5,383,998	9,280,092
Selling, general and administrative (net of collaboration funding of $0 and $1,432,889 in the three months ended September 30, 2023 and 2022, respectively, and of $2,547,291 and $7,062,766 in the nine months ended September 30, 2023 and 2022, respectively)	4,690,960	2,557,370	10,112,902	10,071,044
Total operating costs and expenses	13,249,728	5,239,050	22,533,507	19,351,136
Loss from operations	(12,877,938)	(5,239,050)	(22,161,717)	(19,351,136)
Other income (expense), net:
Costs of debt issuance	—	(122,400)	(577,225)	(1,490,594)
Loss on extinguishment of debt	—	—	(8,541,494)	—
Changes in fair value of debt instruments (loss) gain	(1,722,496)	324,550	(6,740,719)	4,091,610
Interest and other (expense) income, net	(133,157)	19,431	(1,059,304)	(122,641)
Foreign currency transaction gain (loss)	2,324	10,524	(22,234)	19,776
Total other (expense) income, net	(1,853,329)	232,105	(16,940,976)	2,498,151
Net loss	$(14,731,267)	$(5,006,945)	$(39,102,693)	$(16,852,985)
Net loss per share - basic	$(0.60)	$(0.31)	$(1.68)	$(1.11)
Weighted average common shares outstanding - basic	24,463,726	16,089,019	23,254,253	15,230,839
Net loss per share - diluted	$(0.60)	$(0.31)	$(1.68)	$(1.13)
Weighted average common shares outstanding - diluted	24,463,726	16,089,019	23,254,253	17,085,784

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2022	19,624,280	$1,962	$123,984,035	$(140,747,269)	$(16,761,272)
Stock-based compensation	—	—	285,509	—	285,509
Issuance of common stock and warrants, net of issuance costs	3,797,254	380	6,169,990	—	6,170,370
Proceeds allocated to Third SWK Warrant	—	—	472,500	—	472,500
Net loss	—	—	—	(16,280,706)	(16,280,706)
Balance, March 31, 2023	23,421,534	$2,342	$130,912,034	$(157,027,975)	$(26,113,599)
Stock-based compensation	—	—	259,903	—	259,903
Issuance of common stock, net of issuance costs	456,886	46	347,567	—	347,613
Issuance of Fourth SWK Warrant	—	—	350,000	—	350,000
Exercise of Pre-Funded Warrants	585,306	58	527	—	585
Net loss	—	—	—	(8,090,720)	(8,090,720)
Balance, June 30, 2023	24,463,726	$2,446	$131,870,031	$(165,118,695)	$(33,246,218)
Stock-based compensation	—	—	232,523	—	232,523
Net loss	—	—	—	(14,731,267)	(14,731,267)
Balance, September 30, 2023	24,463,726	$2,446	$132,102,554	$(179,849,962)	$(47,744,962)

	Three and Nine Months Ended September 30, 2022
	Common stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, December 31, 2021	14,310,244	$1,431	$112,784,918	$(114,509,954)	$(1,723,605)
Stock-based compensation	—	—	474,097	—	474,097
Proceeds allocated to First SWK Warrant	—	—	327,031	—	327,031
Net loss	—	—	—	(9,179,004)	(9,179,004)
Balance, March 31, 2022	14,310,244	$1,431	$113,586,046	$(123,688,958)	$(10,101,481)
Stock-based compensation	—	—	460,777	—	460,777
Issuance of common stock, net of issuance costs	1,362,547	136	3,524,062	—	3,524,198
Net loss	—	—	—	(2,667,036)	(2,667,036)
Balance, June 30, 2022	15,672,791	$1,567	$117,570,885	$(126,355,994)	$(8,783,542)
Issuance of common stock, net of issuance costs	700,820	70	1,000,585	—	1,000,655
Value of SWK Amendment Warrant	—	—	122,400	—	122,400
Stock-based compensation	—	—	460,115	—	460,115
Net loss	—	—	—	(5,006,945)	(5,006,945)
Balance, September 30, 2022	16,373,611	$1,637	$119,153,985	$(131,362,939)	$(12,207,317)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACER THERAPEUTICS INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,102,693)	$(16,852,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	777,935	1,394,989
Depreciation	38,773	52,781
Non-cash changes in fair value of debt, loss (gain)	6,740,719	(4,091,610)
Loss on extinguishment of debt	8,541,494	—
Non cash component of payment to collaboration partner	(3,047,198)	—
Debt issuance costs recognized as expense	169,225	1,490,594
Amortization of debt issuance costs	408,000	—
Loss on disposal of property and equipment, net	137,895	4,669
Changes in operating assets and liabilities
Collaboration receivable	-	5,000,000
Inventory	(5,202,597)	—
Prepaid expenses	430,374	173,519
Other current and non-current assets	11,678	9,292,384
Accounts payable	3,195,786	3,281,779
Accrued expenses	1,861,398	1,430,542
Deferred collaboration funding	(3,865,773)	(13,888,846)
Other current liabilities	-	(9,241,474)
Net cash used in operating activities	(28,904,984)	(21,953,658)
Cash flows from investing activities:
Purchase of property and equipment	(3,066)	(35,840)
Net cash used in investing activities	(3,066)	(35,840)
Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	6,517,983	4,524,853
Proceeds from Original Term Loan, net of warrant allocation and lender fees	—	6,013,148
Proceeds from Marathon Convertible Notes, net of lender fees	—	5,516,556
Proceeds from SWK Second Term Loan, net of warrant allocation and lender fees	6,527,500	—
Cash proceeds from Zevra Bridge Loan	13,424,148	—
Proceeds allocated to First SWK Warrant based on valuation	—	327,031
Proceeds allocated to Third SWK Warrant based on valuation	472,500	—
Proceeds from exercise of Pre-Funded Warrants	585	—
Proceeds from issuance of Schelling Promissory Note payable to an officer	1,000,000	—
Payment of debt principal	(600,000)	—
Payment of issuance costs for debt and convertible debt	(169,225)	(724,929)
Net cash provided by financing activities	27,173,491	15,656,659
Net decrease in cash and cash equivalents	(1,734,559)	(6,332,839)
Cash and cash equivalents, beginning of period	2,329,218	12,710,762
Cash and cash equivalents, end of period	$594,659	$6,377,923

Supplemental cash flow information:
Cash paid for interest	$999,095	$136,500

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

In the U.S., OLPRUVA® (sodium phenylbutyrate) for oral suspension is approved for the treatment of urea cycle disorders (“UCDs”) involving deficiencies of carbamylphosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”). The Company also has a pipeline of investigational product candidates, including EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) in patients with a confirmed type III collagen (COL3A1) mutation.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations, negative cash flows from operations, has a net working capital deficiency, and has a net capital deficiency. During the three months ended September 30, 2023 the Company generated its first commercial product revenues, however until such time as revenues increase to a level higher than its ongoing operating costs and expenses, it will continue to be dependent on additional funding. Since inception, the Company has experienced significant losses and incurred negative cash flows from operations. The Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including its planned product development efforts and commercial activities.

As of September 30, 2023, the Company had cash and cash equivalents of $0.6 million and current liabilities of $61.7 million, which include $1.5 million associated with accrued payments to collaboration partner (see Note 3, Significant Accounting Policies, Revenue Recognition and Accounting for Collaboration Agreements, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report).

These factors individually and collectively raise substantial doubt about the Company’s ability to continue as a going concern on a standalone basis (assuming the Merger did not occur, see Note 2, Acquisition by Zevra, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report) for at least 12 months from the date these financial statements are available, or November 20, 2024. Subsequent to the close of the Merger, the Company would need a formal letter of support of its parent to eliminate the substantial doubt about its ability to continue as a going concern for the previously defined period which had not been formalized as of the filing of this 10-Q. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern.

Basis of Presentation

The accompanying condensed financial statements are unaudited and have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. The unaudited condensed financial statements have been prepared on the same basis as the audited annual financial statements and reflect, in the opinion of management, all adjustments of a normal and recurring nature that are necessary for the fair presentation of the Company’s financial position, results of operations, stockholders’ deficit and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any other future annual or interim period. The condensed balance sheet as of December 31, 2022, included herein, was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

2.
ACQUISITION BY ZEVRA

On August 30, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zevra Therapeutics, Inc., a Delaware corporation (“Zevra”) and Aspen Z Merger Sub, Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Zevra (“Merger Sub”), pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the merger as an indirect wholly-owned subsidiary of Zevra (the “Merger”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of the Company (“Acer Common Stock”) (other than (i) shares held in the Company’s treasury or shares owned directly or indirectly by Zevra, Merger Sub or any wholly-owned subsidiary of Acer and (ii) any shares held by any holder who properly demands appraisal of such shares under Delaware law) converted automatically into and represent the right to receive (a) 0.1210 of a share of common stock of Zevra (“Zevra Common Stock”) and (b) one non-transferable contingent value right (a “CVR”) issued by Zevra, which represents the right to receive one or more contingent payments, if any, upon the achievement of certain milestones, subject to and in accordance with the terms of a contingent value rights agreement (the “CVR Agreement”) (collectively, the “Merger Consideration”).

The stockholders approved and adopted the Merger Agreement at the special meeting of stockholders of the Company held on November 8, 2023, at 11:00 a.m. Eastern Time (the “Special Meeting”). On November 17, 2023, the Merger was completed and the Company is now an indirect wholly-owned subsidiary of Zevra.

3.
SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 2, “Significant Accounting Policies,” in its Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The Company’s accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. From time to time, estimates having relatively higher significance include determination of stand-alone selling price and variable consideration estimates for purposes of measuring collaboration funding, inventory, revenue recognition and accounts receivable, deferred collaboration funding, accrued payments to collaboration partner, stock-based compensation, inputs to fair value for debt, contract manufacturing and clinical trial accruals, and income taxes. Actual results could differ from those estimates and changes in estimates may occur.

Revenue Recognition and Accounting for Collaboration Agreements

On December 27, 2022, the U.S. Food and Drug Administration (“FDA”) approved OLPRUVA® (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children weighing 44 pounds (20 kg) or greater and with a body surface area (BSA) of 1.2 m2 or greater, with UCDs, involving deficiencies of CPS, OTC or AS.

To commercialize OLPRUVA® for oral suspension in the U.S. we are building marketing, sales, medical affairs, distribution, managerial and other non-technical capabilities or making arrangements with third parties to perform these services. In accordance with ASC Topic 606 - Revenue from Contracts with Customers, or Topic 606, revenue is recognized when the customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services.

To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the Company will collect the consideration the Company expects to be entitled to in exchange for the goods or services the Company transfers to its customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Revenue, Net

The Company sells its approved products to its customers. Our current single customer is a specialty pharmacy provider, however the Company intends to establish additional customers such as other retail pharmacies and certain medical centers or hospitals. In addition to distribution agreements with our customer, the Company enters into arrangements with health care providers and payors that provide for government mandated and/or privately negotiated rebates with respect to the purchase of our products.

The Company recognizes revenue on product sales when the customer obtains control of our product, which occurs at a point in time (upon delivery). Product revenues are recorded net of applicable reserves for variable consideration, which are described below.

If taxes should be collected from customers relating to product sales and remitted to governmental authorities, they will be excluded from revenue. The Company expenses incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that the Company would have recognized is one year or less. However, no such costs were incurred during the three and nine months ended September 30, 2023.

The Company had no outstanding accounts receivable from revenue with customers as of September 30, 2023.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include trade discounts and allowances, product returns, third-party payor rebates, and other allowances that are offered within contracts between the Company, its customers and payors relating to the sale of our products. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). These estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in Topic 606 for relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect in the transaction price the amount of consideration to which the Company expects to be entitled to based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Our analyses also contemplated application of the constraint in accordance with the guidance, under which the Company determined a material reversal of revenue was not probable to occur in a future period for the estimates detailed below as of September 30, 2023 and, therefore, the transaction price was not reduced further during the three and nine months ended September 30, 2023. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, the Company will adjust these estimates, which would affect product revenue, net and earnings in the period such variances become known.

Trade Discounts and Allowances

The Company generally provides customers with prompt payment discounts that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. Payment from customers is typically due within 30 calendar days of the invoice date, without consideration to the prompt payment discounts

Product Returns

Consistent with industry practice, the Company generally offers customers a limited right of return for product that has been purchased from us based on the product’s expiration date, which is set to lapse within a specified period stated in the contract. Additionally, our limited right of return policy allows for eligible returns from customers in circumstances where product was shipped in error or was damaged in shipping, product was returned pursuant to an official drug recall, or product was dispensed to a patient who has passed away or who is no longer able to continue therapy.

The Company estimates the amount of product sales that may be returned by our customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized, as well as reductions to accounts receivable on the condensed consolidated balance sheets. The Company currently estimates returns using quantitative and qualitative information including, but not limited to, expected experience with actual returns, projected demand, levels of inventory in the distribution channel, product dating and expiration period, and whether products have been discontinued, among others. The Company has not received any returns to date and believe that returns of product in future periods will be minimal,

Payor Rebates

The Company contracts with certain government and private payor organizations, primarily government and commercial insurance companies, for the payment of rebates with respect to utilization of our products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives

Other incentives which the Company offers include voluntary patient assistance programs, such as our co-pay assistance program, which are intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue for each reporting period. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included as a component of accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Collaboration Activities

The Company also recognizes revenue and collaboration funding from a single collaboration agreement which included the sale of a license of intellectual property. The Company analyzes its collaboration agreements to assess whether they are within the scope of ASC Topic 808, Collaborative Arrangements, (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes the Company’s share of the allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. If the Company concludes a counter-party to a transaction is not a customer or otherwise not within the scope of ASC 606 or ASC 808, the Company considers the guidance in other accounting literature as applicable or by analogy to account for such transaction.

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

On January 25, 2021, the Company entered into an Option Agreement with Relief Therapeutics Holding AG (“Relief”) pursuant to which the Company granted Relief an exclusive option to pursue a potential collaboration and license arrangement with the Company for the development, regulatory approval and commercialization of OLPRUVA® for the treatment of various inborn errors of metabolism, including UCDs and MSUD (the “Option Agreement”). The Option Agreement provided a period of time up to June 30, 2021 for the parties to perform additional due diligence and to work toward negotiation and execution of a definitive agreement with respect to the potential collaboration for ACER‑001. In consideration for the grant of the Exclusivity Option, (i) the Company received from Relief an upfront nonrefundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million, as evidenced by a Promissory Note (the “Note”) issued by Acer to Relief, and (iii) the Company granted to Relief a security interest in all of its assets to secure performance of the Note, as evidenced by a Security Agreement. The Note was repayable in one lump sum within 12 months from issuance and bore interest at a rate equal to 6% per annum. On March 19, 2021, the Company entered into a Collaboration and License Agreement with Relief providing for the development and commercialization of OLPRUVA® for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD (the “Collaboration Agreement”). The Company received a $10.0 million cash payment from Relief (consisting of a $14.0 million “Reimbursement Payment” from Relief to the Company, offset by repayment of the $4.0 million Note, plus interest earned through the date of the Collaboration Agreement), and Relief released its security interest in all of the Company’s assets pursuant to the Note. Under the terms of the Collaboration Agreement, Relief committed to pay the Company up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the year ended December 31, 2021, the Company received from Relief the $10.0 million First Development Payment and the additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for OLPRUVA® in a UCD for filing and review, which acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”), pursuant to which the companies agreed to split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), and the parties agreed that the Company would receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of OLPRUVA® for a UCD and MSUD.

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

The Company concluded the promised goods and services contained in the Collaboration Agreement, represented two distinct units of account consisting of a license in the Relief Territory, and a combined promise for the development and commercialization of OLPRUVA® in the Acer Territory and the payment of 60% net profit from that territory (together, the “Services”). The stand-alone selling price was estimated for each distinct unit of account utilizing an estimate of discounted cashflows associated with each.

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

Since ASC 808 does not provide recognition and measurement guidance for collaborative arrangements, the Company applied the principles of ASC 606 for those units of account where Relief is a customer and ASC 730-20 for the funded research and development activities. The license revenue was recognized at the point where the Company determined control was transferred to the customer. The combined unit of account for the Services associated with the allocation of the initial transaction price will be recognized over the service period through the anticipated date of first commercial sale of the OLPRUVA® approved product in the U.S. The Company also determined that the Services associated with the allocation of the initial transaction price would be satisfied over time as measured using actual costs as incurred by the Company toward the identified development and commercialization services agreed to between the parties up to the point of first commercial sale of the OLPRUVA® product. Research and development expenses and selling, general and administrative expenses, as they relate to activities governed by the Collaboration Agreement, incurred in satisfying the Services unit-of-account will be recognized as contra-expense within their respective categories, consistent with the presentation guidance in ASC Topic 730.

The Company previously recognized a receivable under the Collaboration Agreement when the consideration to be received is deemed unconditional, or when only the passage of time is required before payment of that consideration is due. Amounts previously reported as receivable under the Collaboration Agreement plus payments received from Relief, net of the amounts recorded as license revenue and as offsets to research and development expenses and to selling, general and administrative expenses, were reported as deferred collaboration funding. The Company had recognized up to June 30, 2023, deferred collaboration funding as it incurred expenses associated with performing the Services up to the date of first commercial sale in the Acer Territory which occurred in July 2023.

On August 28, 2023 and as a condition to the Merger Agreement, Acer and Relief entered into a Termination Agreement, pursuant to which Acer and Relief mutually agreed to terminate the Collaboration Agreement (the “Termination Agreement”). In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million with an additional payment of $1.5 million due on approximately the first-year anniversary of the Termination Agreement. Acer has also agreed to pay a 10% royalty on net sales of OLPRUVA® worldwide, excluding Geographical Europe (as defined in the Termination Agreement), and 20% of any value received by Acer from certain third parties relating to OLPRUVA® licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

As a result of the Termination Agreement the Company recognized a loss of $7.0 million which was comprised of the $10.0 million payment to Relief made on the date of termination, the $1.5 million payment due upon the one year anniversary recorded as accrued payment to collaboration partner on the balance sheet as of September 30, 2023, offset by the reversal of $4.5 million of the remaining balance in deferred collaboration funding liability as of the date of the termination. The $7.0 million expense was recorded in the statement of operations as payment to collaboration partner.

In connection with the Termination Agreement, the Company and Relief entered into an Exclusive License Agreement ("ELA”), pursuant to which Relief will hold exclusive development and commercialization rights for OLPRUVA® in the European Union, Liechtenstein, San Marino, Vatican City, Norway, Iceland, Principality of Monaco, Andorra, Gibraltar, Switzerland, United Kingdom, Albania, Bosnia, Kosovo, Montenegro, Serbia and North Macedonia (“Geographical Europe”). Acer will have the right to receive a royalty of up to 10% of the net sales of OLPRUVA® in Geographical Europe.

Cost of Product Revenue

Cost of product revenue consists primarily of costs associated with the manufacturing of OLPRUVA® and certain period costs, which include:

•
Direct materials costs;
•
Packaging services;
•
Transportation costs;
•
Manufacturing overhead costs;
•
Future royalties owed in connection with the Relief Termination Agreement

As a result of global macroeconomic conditions, the Company may experience some disruption and volatility in its global supply chain network, and the Company may in the future experience disruptions in availability and delays in shipments of raw materials and packaging, as well as related cost inflation, which will have an impact on its cost of product revenue.

Sales and marketing costs

Sales and marketing expenses consist primarily of wages and benefits for sales and marketing personnel, professional and consulting fees, administrative travel expenses, and marketing and advertising costs such as marketing literature, promotional activities, conferences and seminars and branding. The cost of OLPRUVA® product which is shipped to customers specially designated to be utilized for patient support programs is classified as sales and marketing expense. Sales and marketing costs are expensed as incurred and included in selling, general and administrative expenses in the accompanying condensed statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2023 and December 31, 2022, the Company had $0.3 million and $2.1 million, respectively, in excess of the FDIC insured limit.

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

Financial instruments consist of cash equivalents, accounts receivable from customers, collaboration receivable, accounts payable, accrued expenses, and certain debt instruments. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature, except for cash equivalents and the Term Loans and Marathon Convertible Notes debt instruments for which the Company has elected fair value treatment, which were marked to market at the end of each reporting period. See Note 8, Fair Value Measurement, in these Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, for additional information on the fair value of the debt liabilities.

The Company elected the fair value option for both its Original Term Loan and its Marathon Convertible Notes dated March 14, 2022. The Company also elected the fair value option for the Second Term Loan (see Note See Note 8, Fair Value Measurement, in these Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report). The Company was not required to change its fair value option in connection with the sale of the Term Loans by SWK to Nantahala. The Company adjusts both the Original Term Loan and the Marathon Convertible Notes to fair value through the change in fair value of debt in the accompanying statements of operations. Subsequent unrealized gains and losses on items for which the fair value option is elected are reported in the accompanying statements of operations.

Clinical Trial and Preclinical Study Expenses

No material changes in estimates of clinical trial or preclinical study expenses were recognized in either of the three or nine months ended September 30, 2023 or 2022. Accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $1.6 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively.

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

The following assumptions were used to estimate the fair value of stock options granted during the nine months ended September 30, 2023 and 2022 using the Black-Scholes option pricing model:

	2023	2022
Risk-free interest rate	4.00%	1.18%-2.95%
Expected life (years)	5.50-6.25	6.25
Expected volatility	113.0%	112.0%-115.0%
Dividend rate	0%	0%

Due to its limited operating history and a limited trading history of its common stock in relation to the life of its standard option grants, the Company estimates the volatility of its stock in consideration of a number of factors including the Company’s available stock price history and the stock price volatility of comparable public companies. The expected term of a stock option granted to employees and directors (including non-employee directors) is based on the average of the contractual term (generally ten years) and the vesting period. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The Company recognizes forfeitures related to employee stock-based awards as they occur. The risk-free rate for periods within the expected life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant. Option awards were granted at an exercise price equal to the closing market price of the Company’s common stock on the Nasdaq Capital Market on the date of grant.

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

Prior to the regulatory approval of a product candidate, the Company incurs expenses for the manufacture of material that could potentially be available to support the commercial launch of its products upon approval. Until the first reporting period when regulatory approval has been received or is otherwise considered probable and the future economic benefit is expected to be realized, the Company records all such costs as research and development expense. Inventory used in clinical trials is also expensed as research and development expense, when selected for such use. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in a clinical manufacturing campaign. The cost of finished goods inventory that is shipped to a customer to support the Company’s patient assistance programs is expensed when those shipments take place.

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

The components of inventory are summarized as follows:

	September 30, 2023	December 31, 2022
Raw materials	$2,888,236	$—
Work in process	1,026,058	—
Finished goods	1,157,916	—
Overhead	130,387	—
Total inventory	$5,202,597	$—

Goodwill

Goodwill represents the excess of the purchase price (consideration paid plus net liabilities assumed) of an acquired business over the fair value of the underlying net tangible and intangible assets. The Company’s goodwill is allocated to the Company’s single reporting unit. The Company evaluates the recoverability of goodwill according to ASC Topic 350, Intangibles – Goodwill and Other annually, or more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. The Company may opt to perform a qualitative assessment or a quantitative impairment test to determine whether goodwill is impaired. If the Company were to determine based on a qualitative assessment that it was more likely than not that the fair value of the reporting unit was less than its carrying value, a quantitative impairment test would then be performed. The quantitative impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than its carrying amount, a goodwill impairment would be recognized for the difference. The Company performed a qualitative analysis of goodwill as of June 21, 2022 as it considered the Complete Response Letter received from the FDA in June 2022 with respect to the Company’s NDA in respect of OLPRUVA® (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs to be a triggering event requiring it to perform that analysis. Management concluded that it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. As of September 30, 2023 and December 31, 2022, the Company's liabilities were in excess of its assets, including goodwill. ASU 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test. Accordingly, the Company was not required to perform an evaluation.

Foreign Currency Transaction Gain/(Loss)

Gains and losses arising from transactions and revaluation of balances denominated in currencies other than U.S. dollars are recorded in foreign currency transaction gain/(loss) on the statements of operations.

Income Taxes

The Company recorded no income tax expense or benefit during the three or nine months ended September 30, 2023 and 2022, due to a full valuation allowance recognized against its net deferred tax assets. The Company is primarily subject to U.S. federal and Massachusetts state income taxes. The Company’s tax returns for years 2015 through present are open to tax examinations by U.S. federal and state tax authorities; however, carryforward attributes that were generated prior to January 1, 2015 remain subject to adjustment upon examination if they either have been utilized or will be utilized in a future period. For federal and state income taxes, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and the tax basis of assets and liabilities. Deferred income taxes are based upon prescribed rates and enacted laws applicable to periods in which differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, the Company provides a valuation allowance, if necessary, to reduce deferred tax assets to amounts that are realizable. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization.

The Company believes that a Section 382 ownership change has occurred as a result of the Merger. This ownership change may limit the amount of NOL carryforwards from periods prior to Section 382 ownership changes that can be utilized annually to offset taxable income in years after the ownership changes, and could also limit utilization of various tax credits. The Company has not completed a Section 382 analysis of the NOL carryforwards impacted by the Merger. Consequently, the Company's NOL carryforwards may be subject to annual limitations under Section 382.

The tax positions taken or expected to be taken in the course of preparing the Company’s tax returns are required to be evaluated to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a more-likely-than-not threshold would be recorded as a tax expense in the current year. There were no uncertain tax positions that require accrual or disclosure in the financial statements as of September 30, 2023 and December 31, 2022. The Company’s policy is to recognize interest and penalties related to income tax, if any, in income tax expense. As of September 30, 2023 and December 31, 2022, the Company had no accruals for interest or penalties related to income tax matters.

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

4.
PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Computer hardware and software	$143,370	$142,870
Leasehold improvements	52,887	52,887
Furniture and fixtures	92,908	111,603
Manufacturing equipment	18,695	135,330
Subtotal property and equipment, gross	307,860	442,690
Less accumulated depreciation	(266,884)	(228,112)
Property and equipment, net	$40,976	$214,578

5.
ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued employee bonus and vacation	$2,547,383	$2,624,910
Accrued contract manufacturing	802,960	42,679
Accrued accounting, audit, and tax fees	897,960	82,779
Accrued miscellaneous expenses	226,586	66,039
Accrued contract research and regulatory consulting	201,711	68,432
Accrued precommercial and commercial costs	148,590	203,016
Accrued consulting	107,705	3,000
Accrued license fees	79,841	80,526
Accrued legal fees	53,813	172,945
Accrued interest	-	313,068
Total accrued expenses	$5,066,549	$3,657,394

6.
LEASES

The Company leases office space in Newton, Massachusetts and Bend, Oregon. The Newton lease was classified as an operating lease until it expired on December 31, 2022, and the Company is currently renting space on a month-to-month basis for this facility. The Bend lease is classified as an operating lease and contains immaterial provisions for rent holidays and rent escalations over the term of the lease, which have been included in the Company’s right of use asset and lease liabilities. The Company’s lease liability as of September 30, 2023 and December 31, 2022 represents the net present value of future lease payments utilizing discount rates of 8% to 10%, which correspond to the Company’s incremental borrowing rates as of the effective dates of the Bend, Oregon lease and a lease modification. As of September 30, 2023, the weighted average remaining lease term was 1.75 years. The Company recorded a combined expense of $61 thousand and $44 thousand related to the Bend and Newton leases for the three months ended September 30, 2023 and 2022, respectively, and recorded a combined expense of $0.2 million and $0.2 million related to the Bend and Newton leases for each of the nine months ended September 30, 2023 and 2022, respectively. The Company made cash payments for amounts included in the measurement of lease liabilities of $61 thousand and $27 thousand during the three months ended September 30, 2023 and 2022, respectively, and of $0.2 million for each of the nine months ended September 30, 2023 and 2022. The Company reported a right-of-use asset of $0.2 million in Other non-current assets and lease liabilities totaling $0.2 million in Other current liabilities and Other non-current liabilities as of September 30, 2023.

The following table reconciles the undiscounted lease liabilities to the total lease liabilities recognized on the unaudited condensed balance sheet as of September 30, 2023:

	As of September 30, 2023	As of December 31, 2022
2023	26,355	103,925
2024	107,290	107,290
2025	54,579	54,579
Total undiscounted lease liabilities	188,224	265,794
Less effects of discounting	(5,179)	(16,204)
Total lease liabilities as of September 30, 2023	$183,045	$249,590

The Company’s lease liabilities are reported on the unaudited condensed balance sheets as follows:

	September 30, 2023	December 31, 2022
Other current liabilities	$106,356	$103,925
Other non-current liabilities	76,689	145,665
Total lease liabilities	$183,045	$249,590

7.
DEBT

Bridge Loan Agreement and Security Agreement

In connection with the signing of the Merger Agreement, on August 30, 2023, Acer and Zevra entered into a Bridge Loan Agreement (the “Bridge Loan Agreement”) and related Security Agreement (the “Security Agreement”), pursuant to which Zevra agreed to lend, in tranches, up to $6.5 million to Acer for payment of certain working capital requirements of Acer, subject to Zevra’s approval, and up to $10.0 million, immediately, for the purpose of paying the upfront consideration required by the Termination Agreement, as further described in Note 2, Acquisition by Zevra, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report. The loans made pursuant to the Bridge Loan Agreement are secured by Acer’s collateral as set forth in the Security Agreement. The loans under the Bridge Loan Agreement bore interest at a rate of 12% per annum from the date of the advance until the date of the close of the Merger. Interest was paid in kind (“PIK Interest”) and was added to the principal amount of the loan on a monthly basis.

Additionally, pursuant to agreements negotiated between Zevra and Nantahala Capital Management, LLC, Zevra became the successor party to that certain Credit Agreement (defined below under SWK Credit Agreement) dated March 4, 2022 by and among Acer, as borrower, Zevra (as successor) as the agent, and the lenders party thereto, and that certain Secured Convertible Note Purchase and Security Agreement dated March 4, 2022 by and among Acer, as the issuer, Zevra (as successor) as the agent, and the purchasers party thereto (collectively the “Existing Secured Debt”). In connection therewith, Acer’s obligations in respect of the Existing Secured Debt were subordinated to Acer’s obligations under the Bridge Loan Agreement. Through September 30, 2023, Acer drew $13.4 million in advances under the Bridge Loan Agreement, $10.0 million of which was paid to Relief as described above, and $3.4 million was used in supporting operating activities during the period. Acer recognized interest expense during the period of $0.1 million as additional loan principal in accordance with the PIK Interest provisions of the Bridge Loan Agreement.

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

The Original Term Loan bore interest at an annual rate of the sum of (i) 3-month LIBOR (or such other rate as may be agreed by the Company and SWK following the date on which 3-month LIBOR is no longer available), subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. For the period ended September 30, 2023, the current interest rate applicable to the Original Term Loan is 16.3%. The Company had the option to capitalize such interest commencing on the date on which the Original Term Loan was funded and continuing until February 15, 2023. Commencing on February 15, 2023, the principal amount of the Original Term Loan amortizes at a rate of $0.7 million payable quarterly. The final maturity date of the Original Term Loan is March 4, 2024. The Company is required to pay $2.1 million of principal payments in 2023, with the remainder payable in 2024. The Company has the option to prepay the Original Term Loan in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all paid-in-kind interest amounts. The Original Term Loan contains a provision for the establishment of an alternative rate of interest if LIBOR were to no longer be available at any point while the Original Term Loan is outstanding. Under the Original Term Loan as amended, the Company’s minimum cash requirement was such that its unencumbered liquid assets must not have been less than the lesser of (a) the outstanding principal amount of the Original Term Loan, or (b) $3.0 million (note: clause (y) was increased from $1.5 million due to topline results announced in March 2023 from our Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women). SWK, the lender, agreed per the terms of an amended credit agreement that the minimum cash requirement could be lowered to $1.3 million through September 30, 2023.

The Original Term Loan is secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to the SWK Security Agreement. The SWK Credit Agreement contains customary representations and warranties and affirmative and negative covenants. The Company paid to SWK $0.1 million in origination fees on the date on which the Original Term Loan was funded. The Original Term Loan contains certain provisions which could accelerate the maturity date of the outstanding loan should the Company be out of compliance with any of the stated covenants. At September 30, 2023, the Company did not deem probable any events that would give rise to such an acceleration.

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

The Company evaluated its compliance with all covenants with respect to the SWK Credit Agreement as amended and concluded that it was in compliance as of September 30, 2023.

Further Amendments to Original Term Loan

On January 30, 2023, the Company entered into a Second Amendment (the “Second Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Second Amendment provides for an additional senior secured term loan to be made to the Company in an aggregate amount of $7.0 million in a single borrowing which was funded on January 31, 2023 (the “Second Term Loan”, and together with the Original Term Loan, the “Term Loans”).

On May 12, 2023, the Company entered into a Third Amendment (the “Third Amendment”) to the SWK Credit Agreement. In addition to other provisions, the Third Amendment provided for (i) a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with a purchase from SWK of the Term Loans (see below), the purchaser, Nantahala (defined below), provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million), (ii) the ability for the Company to forego a $0.6 million amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second $0.6 million amortization payment otherwise due on June 15, 2023, and (iii) the ability for the Company to defer until July 15, 2023 half of the $0.5 million quarterly interest payment otherwise due on May 15, 2023.

The Term Loans made under the SWK Credit Agreement as amended by and through the Third Amendment (the “Current SWK Credit Agreement”) bear interest at an annual rate of the sum of (i) 3-month SOFR, subject to a 1% floor, plus (ii) a margin of 11%, with such interest payable quarterly in arrears. In the event of default, the interest rate will increase by 3% per annum over the contract rate effective at the time of default but shall not be higher than the maximum rate permitted to be charged by applicable laws. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, which showed that ACER-801 was safe and well-tolerated but did not achieve statistical significance when evaluating ACER-801’s ability to decrease the frequency or severity of hot flashes in postmenopausal women, the principal amount of the Term Loans amortizes at a monthly rate of $0.6 million (as opposed to $1.3 million quarterly prior to the announcement of such topline results), although the Third Amendment allowed the Company to forgo the amortization payment otherwise due on May 15, 2023, and at the discretion of SWK (which was exercised) a second amortization payment otherwise due on June 15, 2023. The final maturity date of the Term Loans is March 4, 2024. The Company has the option to prepay the Term Loans in whole or in part. Upon the repayment of the Original Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid to SWK under the Current SWK Credit Agreement on or prior to the prepayment date) equal to 1.5 times the outstanding principal amount of the Original Term Loan, plus any and all payment-in-kind interest amounts. Upon the repayment of the Second Term Loan (whether voluntary or at scheduled maturity), the Company must pay an exit fee so that SWK receives an aggregate amount (inclusive of all principal, interest and origination and other fees paid in cash to SWK under the Current SWK Credit Agreement with respect to the Second Term Loan equal to the outstanding principal amount of the Second Term Loan (inclusive of payment-in-kind interest amounts) multiplied by: (i) if the repayment occurred prior to May 16, 2023, 1.28667, (ii) if the repayment occurred on or after May 16, 2023 but prior to June 16, 2023, 1.39334, and (iii) if the repayment occurs on or after July 16, 2023, 1.5. Due to topline results announced in March 2023 from the Company’s Phase 2a proof of concept clinical trial to evaluate ACER-801 as a potential treatment for moderate to severe VMS associated with menopause, the Company is required to maintain for purposes of the SWK Loan unencumbered liquid assets of not less than the lesser of (x) the outstanding principal amount of the Term Loans or (y) $3.0 million (as opposed to $1.5 million for clause (y) prior to the announcement of such topline results), although the Third Amendment provides for a temporary reduction in the minimum amount of unencumbered liquid assets required to be maintained by the Company under clause (y) (from $3.0 million to $1.75 million through May 30, 2023, and at the discretion of SWK (which was exercised) a further temporary reduction to $1.25 million from May 31, 2023 through June 30, 2023 – although, in connection with a purchase from SWK of the Term Loans (see below), the purchaser, Nantahala (defined below), provided a further reduction/waiver for the minimum unencumbered liquid assets requirement such that the current requirement is $0.5 million).

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

The Company classified the entire fair value of the SWK Original Term Loan, and Second Term Loan which are both due within twelve months from the date of this report, as current in the balance sheet as of September 30, 2023.

In connection with the Second Amendment and the origination of the SWK Second Term Loan, the Company determined that the changes in the cash flows were greater than ten percent, and thus concluded that the modification should be accounted for as an extinguishment. The Company evaluated the change in the fair value of the SWK Second Term loan pre-modification compared to post-modification and concluded that a loss on extinguishment of $2.7 million should be recorded as of the date of the modification, January 30, 2023, which appears in the nine months ended September 30, 2023, as a component of “Other income (expense), net” in the Statement of Operations. Additionally, the Company also recorded during the nine months ended September 30, 2023, in “Other income (expense), net” as “Change in fair value of debt instruments gain (loss)” a loss of $0.3 million for change in fair value of the Original Term Loan pre-modification from December 31, 2022 through the date of modification, as well as a loss of $3.4 million related to the change in fair value of the post-modification Term Loans from the date of modification through September 30, 2023. The Company recognized the fair value of the Third SWK Warrant of $0.5 million as "Loss on extinguishment” in the Statement of Operations. The Company will continue to account for the combined Original and Second SWK Term Loans using the fair value election.

On June 16, 2023, SWK sold the Term Loans to Nantahala. In connection with the sale of the Term Loans there were no changes to any of the contractual provisions of the loans; however, the Company (i) issued to SWK the Fourth SWK Warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00, which expires on June 16, 2030, with other terms and conditions being the same as the Third SWK Warrant, and (ii) has benefited from waivers/reductions provided by Nantahala with respect to the minimum amount of unencumbered liquid assets required to be maintained by the Company pursuant to the Term Loans. The Company determined that due to its deemed participation in the transfer of the Term Loans by way of issuing the Fourth SWK Warrant, it should account for the transfer of the Term Loans as an extinguishment of debt. Since there were no changes to the underlying contractual provisions of each loan as part of such transfer, there was no difference in fair value at the point of transfer of the Term Loans. However, the Fourth SWK Warrant, valued at $0.4 million based on a Black-Scholes calculation, was recorded as a “Loss on extinguishment of debt” in the Statement of Operations.

Pursuant to agreements negotiated between Zevra and Nantahala in connection with the activities contemplated by the Merger Agreement and the Bridge Loan Agreement, Zevra has become the successor party to Nantahala for purposes of the Term Loans (as lender) and the SWK Loan Agreement. In connection therewith, Acer’s obligations in respect of the Term Loans were subordinated to Acer’s obligations under the Bridge Loan Agreement. The Company concluded that it would continue to utilize the fair value election subsequent to Merger Agreement to account for the Term Loans.

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

The Marathon Convertible Notes bear interest at an annual rate of 6.5%, with such interest payable quarterly; provided, however, that until the first to occur of OLPRUVA® Approval and the repayment in full of the Original Term Loan, interest will not be payable in cash, but will accrue and be payable in cash upon the earlier of a) the repayment of all obligations under the Original Term Loan and termination of such Original Term Loan or b) within three business days of OLPRUVA® Approval. Subject to the restrictions set forth in an agreement among each of the Holders and SWK, as agent and lender, and any other intercreditor or subordination agreement entered into in connection with the Term Loan (defined below), each of the Holders has the right, during the 30-day periods beginning 12 months, 18 months and 24 months after the closing date of the Convertible Note Financing, to require the Company to redeem the Convertible Secured Note held by such Holder at a redemption price of the outstanding principal amount plus any accrued but unpaid interest. In the event of default, interest on the Marathon Convertible Notes will increase to the lower of 11.5% per annum or the highest rate permitted by law. Each of the Holders also has the right to convert all or any portion of the outstanding principal amount plus any accrued but unpaid interest under the Marathon Convertible Note held by such Holder into shares of common stock at a conversion price of $2.50 per share, subject to adjustment, for an aggregate of 2.4 million shares upon conversion of the original principal amount. The nature of the adjustment to conversion price is limited to instances such as stock splits and reverse stock splits. Each Holder has certain rights with respect to the registration by the Company for resale of the shares of common stock issuable upon conversion of the Marathon Convertible Note held by such Holder which are forth in the Marathon Convertible Note Purchase Agreement. Any outstanding principal, together with all accrued and unpaid interest, will be payable on the earlier of the third anniversary of the date of issuance, or upon a change of control of the Company.

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

Pursuant to the terms of the Marathon Amendment Agreement, each holder agreed to defer payment by the Company of accrued and unpaid interest on their respective Marathon Convertible Note existing on the date of the Marathon Amendment Agreement through March 31, 2023, with such deferred interest, together with any accrued and unpaid interest on each Marathon Convertible Note incurred after March 31, 2023, to be due and payable in cash by the Company on April 15, 2023. Each Marathon Convertible Note was amended with retroactive effect to delete the concept of a default rate of interest. Each Marathon Convertible Note was amended to obligate the Company to repurchase such Marathon Convertible Note, on or before the fifth (5th) business day (but with five (5) business days’ notice) following the earlier of June 15, 2023 or the Company’s receipt of gross proceeds of at least $40.0 million from the issuance or sale of equity, debt and/or hybrid securities, loans or other financing on a cumulative basis since January 1, 2023 (excluding the Second Term Loan), at a price equal to 200% (the “Buy-Out Percentage”) of the outstanding principal amount of such Marathon Convertible Note, plus any accrued but unpaid interest thereon to the date of such repurchase, plus 2500 basis points for each 90-day period after April 15, 2023, pro-rated for the actual number of days elapsed in the 90-day period before repurchase actually occurs (for example, if the repurchase occurred on May 30, 2023, the Buy-Out Percentage would have been increased to 212.5%); provided, that if the Company is prohibited from effectuating such repurchases pursuant to a subordination agreement with SWK, the Company shall cause the repurchase to occur on or before the fifth (5th) business day following the earlier of such prohibition being no longer applicable or the payment in full of all senior indebtedness described in such subordination agreement, but with five (5) business days’ notice.

The Company evaluated its compliance with all covenants with respect to the Marathon Convertible Note Purchase Agreement and concluded that it was in compliance as of September 30, 2023. The Company has classified the total fair value of the Marathon Convertible Notes which is due within twelve months from the date of this report, as current in the balance sheet as of September 30, 2023.

In connection with the above Marathon Amendment Agreement, the Company determined that the changes in the fair value of the post-modification Marathon Convertible Note compared to the original Marathon Convertible Note were greater than ten percent, and thus concluded that the modification should be accounted for as an extinguishment. The Company evaluated the change in the fair value of the Marathon Convertible Note pre-modification compared to post-modification and concluded that a loss on extinguishment of $5.0 million should be recorded as of the date of modification of January 30, 2023, which appears in the nine months ended September 30, 2023, as a component of “Other income (expense), net” in the Statement of Operations. Additionally, the Company also recorded in the nine months ended September 30, 2023, in “Other income (expense), net” as “Change in fair value of debt instruments gain (loss)” a gain of $0.5 million for changes in the fair value of the pre-modification Marathon Convertible Note from December 31, 2022 through the date of modification, as well as a loss of $4.2 million for changes in fair value of the Marathon Convertible Note from the date of modification through September 30, 2023.

Pursuant to agreements negotiated between Zevra and Nantahala in connection with the activities contemplated by the Merger Agreement and the Bridge Loan Agreement, Zevra has become the successor party to the Holders (as lender) for purposes of the Marathon Convertible Note Purchase Agreement and the Marathon Convertible Notes. In connection therewith, Acer’s obligations in respect of the Marathon Convertible Notes were subordinated to Acer’s obligations under the Bridge Loan Agreement. The Company concluded that it would continue to utilize the fair value election subsequent to Merger Agreement to account for the Marathon Convertible Notes.

Marathon Credit Agreement

On March 4, 2022, the Company also entered into the Marathon Credit Agreement with the lenders party thereto and Marathon, as the agent, sole lead arranger and sole bookrunner, which provides for a senior secured term loan facility in an aggregate amount of up to $42.5 million in a single borrowing (the “Marathon Term Loan”). The Marathon Term Loan was available to be borrowed only following OLPRUVA® Approval and until December 31, 2022 (i.e., if OLPRUVA® Approval did not occur on or before December 31, 2022, then the Marathon Term Loan would not be available unless the Company was able to obtain an extension for the time period beyond December 31, 2022, to the actual PDUFA target action date), and funding of the Marathon Term Loan was also subject to the satisfaction of conditions as set forth in the Marathon Credit Agreement. Although the Company’s resubmitted NDA in respect of OLPRUVA® (sodium phenylbutyrate) for oral suspension for the treatment of patients with UCDs was accepted for substantive review by the FDA, the PDUFA target action date was January 15, 2023. The Marathon Term Loan, if it became available, would have been used to refinance certain other indebtedness of the Company (including the Original Term Loan), to pay fees, costs and expenses related to the Marathon Credit Agreement and for other working capital and general corporate purposes. Had the Marathon Term Loan become available, the Company would have paid Marathon a commitment fee equal to 1.5% of the Marathon Term Loan amount. The Marathon Credit Agreement also included an accordion feature pursuant to which the Company, Marathon and the lenders under the Marathon Credit Agreement may have agreed to increase the Marathon Term Loan commitments by up to an additional $50.0 million dollars for a total commitment of $92.5 million; provided, however, that any such increase is within the sole discretion of each party (i.e., the Company could not have unilaterally triggered such an increase).

The Marathon Term Loan would have borne interest at an annual rate of 13.5% and would have been payable quarterly in arrears. The Company would have had the option to capitalize up to 4% of such interest commencing on the Marathon Term Loan Funding Date and continuing until the third anniversary of the Marathon Term Loan Funding Date. Commencing on the third anniversary of the Marathon Term Loan Funding Date, the principal outstanding amount of the Marathon Term Loan would have amortized at a rate of 2.78%, payable monthly. The final maturity date of the Marathon Term Loan would have been the earlier of six years after the Marathon Term Loan Funding Date or December 31, 2028. The Company would have had the option to prepay the Marathon Term Loan in whole or in part at any time, subject to a prepayment fee equal to (a) if the prepayment was made prior to March 4, 2025, then the greater of 5% or the amount of interest that would have accrued from the date of prepayment until March 4, 2025, (b) if the prepayment was made on or after March 4, 2025, but prior to March 4, 2026, then 3%, (c) if the prepayment was made on or after March 4, 2026, but prior to March 4, 2027, then 2%, or (d) if the prepayment was made on or after March 4, 2027, then 1%.

The Marathon Term Loan would have been secured by a first priority lien on all assets of the Company and any of its future subsidiaries pursuant to a Guarantee and Collateral Agreement to be entered into on the Marathon Term Loan Funding Date between the Company and Marathon, as agent (the “Marathon Security Agreement”). The Marathon Credit Agreement contained customary representations and warranties and affirmative and negative covenants. The Company paid $0.2 million in commitment fees to Marathon in connection with obtaining the commitments in respect of the Marathon Term Loan and will pay $0.6 million in additional commitment fees to Marathon following OLPRUVA® Approval or any change of control of the Company or sale or transfer of the OLPRUVA® product.

In connection with the Marathon Credit Agreement, on March 4, 2022, the Company, Marathon and the Marathon Fund also entered into the Royalty Agreement pursuant to which, in the event of the funding of the Marathon Term Loan, the Company will pay Marathon and the Marathon Fund, on a quarterly basis, 2% of certain aggregate commercial revenue from sales of OLPRUVA® during that quarter (i.e., 2% of the net sales and of the amount of certain other payments), subject to a cap on the aggregate amount of such payments of $15.0 million. Upon a change of control of the Company or the sale of the OLPRUVA®

business to a third party, the Company would pay Marathon and the Marathon Fund the difference between $15.0 million and the aggregate amount of the payments previously made by the Company to Marathon and the Marathon Fund pursuant to the Royalty Agreement.

As of December 31, 2022, the Company had not requested funding of the Marathon Term Loan, and as such had not triggered the associated Royalty Agreement. On December 30, 2022, the Company and Marathon entered into an Extension Agreement which extended the Marathon Term Loan Commitment Date to January 16, 2023.

With respect to the Credit Agreement, dated as of March 4, 2022, as amended by the Extension Agreement dated as of December 30, 2022 (as so amended, the “Marathon Term Credit Agreement”), among the Company, the Lenders party thereto (the “Lenders”) and Marathon, not individually, but solely in its capacity as administrative and collateral agent for the Lenders (the “Administrative Agent”), which provided for a senior secured Marathon Term Loan facility in an aggregate amount of up to $42.5 million in a single borrowing, the parties have entered into a Termination Agreement dated as of January 30, 2023 (the “Termination Agreement”). Pursuant to the Termination Agreement, the lending commitments of the Lenders are terminated without having been drawn upon, the Marathon Term Credit Agreement and all other loan documents entered into in connection therewith are terminated, and the Company agrees to pay the Administrative Agent a commitment fee of $0.6 million (which was earned as a result of the recent approval by the FDA of OLPRUVA® for oral suspension in the U.S. for the treatment of certain patients living with urea cycle disorders involving deficiencies of carbamylphosphate synthetase, ornithine transcarbamylase, or argininosuccinic acid synthetase) and certain legal costs on the date on which the repurchase of the Marathon Convertible Notes occurs pursuant to the Marathon Amendment Agreement.

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

The Company incurred $1.2 million of debt issuance costs, which were expensed as incurred due to the election of the fair value option and were included in interest expense in the accompanying statement of operations for the year ended December 31, 2022. Debt issuance costs were comprised of $0.5 million that related to the costs and expense paid directly to SWK and the Holders, $0.7 million of costs and expenses paid to the Company’s financial advisor, and other legal and accounting costs. The fee of $0.2 million paid in connection with obtaining the commitments in respect of the Term Loan was paid to Marathon through gross proceeds received from the Marathon Convertible Notes. The Company recorded this fee as expense during the year ended December 31, 2022. As a result of the approval of OLPRUVA®, the Company will pay $0.6 million for the Term Loan commitment fee and has recognized a liability for $0.6 million and a current asset for deferred financing costs of $0.4 million as of December 31, 2022. The Company recognized expense of $0.2 million during the year ended December 31, 2022 and $0.4 million during the nine months ended September 30, 2023, related to this fee. As of September 30, 2023, this amount remains unpaid.

The Company engaged an exclusive financial advisor with respect to the financings contemplated by the SWK Credit Agreement, the Marathon Convertible Note Purchase Agreement and the Marathon Credit Agreement. In connection with the funding of the Original Term Loan and the Convertible Note Financing, the Company paid its financial advisor a fee of $0.5 million for its services.

Promissory note payable to an officer

On June 22, 2023, the Company received $1.0 million in funding in exchange for the issuance of an unsecured, subordinated promissory note for that principal amount (the “Schelling Promissory Note”) to Christopher Schelling, the Company’s Chief Executive Officer and Founder, a member of the Company’s Board of Directors, and the beneficial owner of more than 10% of the Company’s outstanding common stock. Pursuant to the Schelling Promissory Note, the principal amount will accrue interest at a rate of 6% per annum, and all principal and accrued interest was to be due and payable on August 21, 2023 (the “Maturity Date”); provided, however, that the repayment obligation of the Company under the Schelling Promissory Note is expressly subordinated to the Company’s obligations under its outstanding secured debt. Under the original terms of the Schelling Promissory Note, if the Schelling Promissory Note was not paid in full on or before the Maturity Date, the unpaid balance will thereafter accrue interest at a rate of 10% per annum.

On August 30, 2023, Acer entered into an amendment (the “Note Amendment”) to the Schelling Promissory Note, which Note Amendment amended the maturity date of the Schelling Promissory Note from August 21, 2023 to the earlier of (a) the termination of the Merger Agreement and (b) the closing date of the Merger.

8.
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

The following table presents the Company’s assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2023.

	As of September 30, 2023		Fair Value Measurements As of September 30, 2023
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$94,686	$94,686	$94,686	$—	$—

Liabilities:
Debt:
Marathon Convertible Notes	14,635,200	14,635,200	—	—	14,635,200
Term Loans	18,152,344	18,152,344	—	—	18,152,344
	$32,787,544	$32,787,544	$—	$—	$32,787,544

	As of December 31, 2022		Fair Value Measurements As of December 31, 2022
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Money Market Funds in Cash Equivalents	$1,829,218	$1,829,218	$1,829,218	$—	$—

Liabilities:
Debt:
Marathon Convertible Notes	6,360,600	6,360,600	—	—	6,360,600
Term Loans	5,567,231	5,567,231	—	—	5,567,231
	$11,927,831	$11,927,831	$—	$—	$11,927,831

A lattice-based model was used to estimate the fair value of the Marathon Convertible Notes at September 30, 2023. The lattice model utilizes a “decision tree,” whereby future movement in the Company’s common stock price is estimated based on a volatility factor. Additionally, the Company included in its decision tree, when relevant, a probability assessment of the approval of

ACER-001 and the resulting impact of such an event. The Company classified the fair value of the Marathon Convertible Notes as a Level 3 measurement due to the lack of observable market data. The lattice model requires the development and use of assumptions, including the Company’s stock price volatility returns, an appropriate risk-free interest rate, and derived credit spread, default probability rate, and expected recovery rate given default.

The Company updated its estimate of fair value of the Term Loans based on the probability-weighted net present value of future cash flows at September 30, 2023.

The significant unobservable inputs used in calculating the fair value of the Marathon Convertible Notes and Term Loans represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Any significant changes in the inputs described herein may result in significantly higher or lower fair value measurements.

In the nine months ended September 30, 2023 the Company recorded in “Other income (expense), net” as “Changes in fair value of debt instruments gain (loss)” a loss of $0.3 million, for change in fair value of the Original Term Loan pre-modification from December 31, 2022 through the date of modification, as well as a loss of $3.4 million related to the change in fair value of the post-modification Term Loans from the date of modification through September 30, 2023. Additionally, during the nine months ended September 30, 2023, the adjustment to fair value for the Term Loans during the three months ended March 31, 2023 includes $2.7 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period. During the three months ended September 30, 2023, the Company recorded a loss of $0.2 million for the change in fair value of the Term Loans post-modification from June 30, 2023 through September 30, 2023.

In the nine months ended September 30, 2023, the Company recorded in “Other income (expense), net” as “Changes in fair value of debt instruments gain (loss)” a gain of $0.5 million for changes in the fair value of the pre-modification Marathon Convertible Note from December 31, 2022 through the date of modification, as well as a loss of $4.2 million for changes in fair value of the Marathon Convertible Note from the date of modification through September 30, 2023. Additionally, during the nine months ended September 30, 2023, the adjustment to fair value for the Marathon Convertible Note during the three months ended March 31, 2023 includes $5.0 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period. During the three months ended September 30, 2023, the Company recorded a loss of $1.6 million for the change in fair value of the Marathon Convertible Note post-modification from June 30, 2023 through September 30, 2023.

	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
Activity recorded as change in fair value gain (loss), Term Loans
Loss from change in fair value from December 31, 2022 to date of modification	$—	$(299,923)
Loss from change in fair value from date of modification to September 30, 2023	(165,496)	(3,442,552)
Loss from extinguishment of debt related to increase in post-modification cashflows		(2,710,194)
Total change in fair value recognized, Term Loans	(165,496)	(6,452,669)

Activity recorded as change in fair value gain (loss), Marathon Convertible Note
Gain from change in fair value from December 31, 2022 to date of modification	$—	$498,600
Loss from change in fair value from date of modification to September 30, 2023	(1,557,000)	(4,173,633)
Loss from extinguishment of debt related to increase in post-modification cashflows		(5,008,800)
Total change in fair value recognized, Marathon Convertible Note	(1,557,000)	(8,683,833)

Total change in fair value recognized during the three and nine months ended September 30, 2023	$(1,722,496)	$(15,136,502)

	December 31, 2022	Loan Received	Payments	Accretion/ Interest Accrued	Adjustment to Fair Value Mark to Market		September 30, 2023
Marathon Convertible Notes	$6,360,600	$—	$(409,233)	$—	$8,683,833	(1)	$14,635,200
Term Loans	5,567,231	7,000,000	(1,189,862)	—	6,774,975	(2)	18,152,344
	$11,927,831	$7,000,000	$(1,599,095)	$—	$15,458,808		$32,787,544

(1) The Adjustment to Fair Value for the Marathon Convertible Notes during the nine months ended September 30, 2023, includes $5.0 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period.

(2) The Adjustment to Fair Value for the Term Loans during the nine months ended September 30, 2023, includes $2.7 million of increase in the post-modification cash flows of the instrument, which was recognized as a loss on extinguishment during the period, as well as $0.3 million of interest expense reflected as such in the statement of operations.

(3) Balance as of December 31, 2022, includes accrued interest of $0.3 million recorded as part of accrued expense as of that date.

9.
COMMITMENTS AND CONTINGENCIES

License Agreements

In April 2014, the Company obtained exclusive rights to patents and certain other intellectual property relating to OLPRUVA® for the treatment of inborn errors of branched-chain amino acid metabolism, including MSUD, and preclinical and clinical data, through an exclusive license agreement with Baylor College of Medicine (“BCM”). Under the terms of the agreement, as amended, the Company has worldwide exclusive rights to develop, manufacture, use, sell and import products incorporating the licensed intellectual property. The license agreement requires the Company to make certain upfront and annual payments to BCM, as well as reimburse certain legal costs, make payments upon achievement of defined milestones, and pay royalties in the low single-digit percent range on net sales of any developed product over the royalty term.

In June 2016, the Company entered into an agreement with Aventis Pharma SA (now Sanofi) granting us the exclusive access and exclusive right to use the data included in the marketing authorization application dossier filed with and approved by the MHRA in 1986 for the treatment of mild to moderate hypertension pursuant to the UK regulatory approval procedure, for the sole purpose of allowing the Company to further develop, manufacture, register and commercialize celiprolol in the U.S. and Brazil for the treatment of EDS, Marfan syndrome and Loeys-Dietz syndrome. The Company has paid in full for the exclusive access and right to use the data. Subsequently, the Company amended the agreement with Sanofi to provide the same rights to data access and use for potential marketing approval in all of North and South America.

In August 2016, the Company signed an agreement with Assistance Publique—Hôpitaux de Paris, Hôpital Européen Georges Pompidou (“AP-HP”) (via its Department of Clinical Research and Development) granting the Company the exclusive worldwide rights to access and use data from a multicenter, prospective, randomized, open trial related to the use of celiprolol for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”). The Company utilized this clinical data to support an NDA regulatory filing for EDSIVOTM for the treatment of vEDS. The agreement requires the Company to make certain upfront payments to AP-HP, as well as reimburse certain costs and make payment of royalties in the low single-digit percent range on net sales of celiprolol over the royalty term.

In September 2018, the Company entered into a License Agreement for Development and Exploitation with AP-HP to acquire the exclusive worldwide intellectual property rights to three European patent applications relating to certain uses of celiprolol including (i) the optimal dose of celiprolol in treating vEDS patients, (ii) the use of celiprolol during pregnancy and (iii) the use of celiprolol to treat kyphoscoliotic Ehlers-Danlos syndrome (type VI). Pursuant to the agreement, the Company will reimburse AP-HP for certain costs and will pay annual maintenance fee payments. Subject to a minimum royalty amount, the Company will also pay royalty payments on annual net sales of celiprolol during the royalty term in the low single digit percent range, depending upon whether there is a valid claim of a licensed patent. Under the agreement, the Company will control and pay the costs of ongoing patent prosecution and maintenance for the licensed applications. The Company may terminate the agreement in its sole discretion upon written notice to AP-HP, and AP-HP may terminate the agreement in the event the Company fails to make the required payments after notice and opportunity to cure. Additionally, the agreement will terminate if the Company terminates clinical development, marketing approval is withdrawn by the health or regulatory authorities in all countries, the Company ceases to do business or there is a procedure of winding-up by court decision against the Company. The Company subsequently filed three U.S. patent applications on this subject matter in October 2018. The Company may choose to limit its pursuit of patent applications to specific territories, in which case AP-HP would have the right to revise the Company’s territorial license rights accordingly.

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

Collaboration Agreement

On March 19, 2021, the Company entered into the Collaboration Agreement with Relief providing for the development and commercialization of OLPRUVA® for the treatment of various inborn errors of metabolism, including for the treatment of UCDs and MSUD. The Collaboration Agreement is the culmination of the Option Agreement previously entered into between the Company and Relief on January 25, 2021, which provided Relief with an exclusive period of time up to June 30, 2021 for the parties to enter into a mutually acceptable definitive agreement with respect to the potential collaboration and license arrangements. In consideration for the grant of the exclusivity option, (i) the Company received from Relief an upfront non-refundable payment of $1.0 million, (ii) Relief provided to the Company a 12-month secured loan in the principal amount of $4.0 million with interest at a rate equal to 6% per annum, as evidenced by a promissory note the Company issued to Relief, and (iii) the Company granted Relief a security interest in all of its assets to secure performance of the promissory note, as evidenced by a security agreement. Upon signing the Collaboration Agreement, the Company received a $10.0 million cash payment from Relief (the $14.0 million (“Reimbursement Payment”) from Relief to the Company, offset by repayment of the $4.0 million outstanding balance of the prior loan, plus interest), and Relief released its security interest in the Company’s assets pursuant to the Promissory Note. Under the terms of the Collaboration Agreement, Relief committed to pay the Company Development Payments of up to an additional $20.0 million for U.S. development and commercial launch costs for the UCDs and MSUD indications. During the three months ended June 30, 2021, the Company received from Relief the $10.0 million First Development Payment. The Company was contractually entitled to receive from Relief an additional $10.0 million Second Development Payment conditioned upon the FDA’s acceptance of an NDA for OLPRUVA® in a UCD for filing and review. This acceptance was received on October 4, 2021. On October 6, 2021, the Company entered into a Waiver and Agreement with Relief to amend the timing for the Second Development Payment. The Company received the Second Development Payment in two $5.0 million tranches on each of October 12, 2021 and January 14, 2022. Further, the Company retained development and commercialization rights in the U.S., Canada, Brazil, Turkey and Japan (“Acer Territory”). The companies agreed to split net profits from the Acer Territory 60%:40% in favor of Relief. Relief licensed the rights for the rest of the world (“Relief Territory”), where the Company will receive from Relief a 15% royalty on all net sales received in the Relief Territory. The Company could also receive a total of $6.0 million in milestone payments based on the first European (EU) marketing approvals of OLPRUVA® for a UCD and MSUD.

On August 28, 2023 Acer and Relief entered into the Termination Agreement, pursuant to which Acer and Relief mutually agreed to terminate the Collaboration Agreement. In accordance with the terms of the Termination Agreement, Relief received an upfront payment from Acer of $10.0 million with an additional payment of $1.5 million due on approximately the first-year anniversary of the Termination Agreement. Acer has also agreed to pay a 10% royalty on net sales of OLPRUVA® worldwide, excluding Geographical Europe (as defined in the Termination Agreement), and 20% of any value received by Acer from certain third parties relating to OLPRUVA® licensing or divestment rights, all of the foregoing which are capped at $45.0 million, for total payments to Relief of up to $56.5 million.

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

Commitments Under Clinical Trial Agreements

The Company has entered into agreements with two CROs in connection with the conduct of two separate clinical trials for ACER-801 and EDSIVOTM. As a part of those agreements, the Company has agreed to pay any third-party costs or subcontracts associated with those agreements which are unpaid by the CRO. Such reimbursement would apply only to costs approved in advance by the Company. Those CRO agreements are subject to termination at any time, with or without cause, by the Company, in which case only costs earned or non-cancelable to date of termination would remain subject to reimbursement.

10.
STOCKHOLDERS’ DEFICIT

At-the-Market Facility

On November 9, 2018, the Company entered into a sales agreement with Roth Capital Partners, LLC, and on March 18, 2020, the Company entered into an amended and restated sales agreement with JonesTrading Institutional Services LLC and Roth Capital Partners, LLC. The agreement provided a facility for the offer and sale of shares of common stock from time to time having an aggregate offering price of up to $50.0 million depending upon market demand, in transactions deemed to be an “at-the-market” (“ATM”) offering. The Company had no obligation to sell any shares of common stock pursuant to the agreement and may at any time suspend sales pursuant to the agreement. Each party could terminate the agreement at any time without liability. During the three months ended September 30, 2023, the Company sold no shares of common stock through its ATM facility. During the nine months ended September 30, 2023, the Company sold an aggregate of 1,919,140 shares of common stock through the ATM facility at an average gross sale price of $2.3290 per share for gross proceeds of $4.5 million. Proceeds for the nine months ended September 30, 2023, net of $0.2 million in fees and offering costs, were $4.3 million. During the three months ended September 30, 2022, the Company sold 350,820 shares of common stock through its ATM facility at a gross sale price of $1.5223 per share, for proceeds of $0.5 million. During the nine months ended September 30, 2022, the Company sold 1,413,367 shares of common stock through its ATM facility at a gross sale price of $2.6872 per share, for gross proceeds of $3.8 million. Proceeds, net of $0.1 million of fees and offering costs, were $3.7 million. As of September 30, 2023, $29.0 million remained available under the Company’s ATM facility, subject to certain limitations.

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

During the nine months ended September 30, 2022, the Company sold 650,000 of common stock under its purchase agreement with Lincoln Park at a weighted average gross sale price of $1.32 per share, resulting in proceeds of $0.9 million. The Lincoln Park facility was completed on December 30, 2022 and is now terminated.

Private Placement

On November 29, 2022, the Company entered into a securities purchase agreement for the sale and issuance of an aggregate of 1,229,508 shares of the Company’s common stock, for an aggregate purchase price of $1.5 million, in a private placement with the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors and with the Chairman of the Company’s Board of Directors at a price per share of $1.22. The shares of common stock issued in the private placement constituted “restricted securities” under the federal securities laws and were subject to a minimum six-month holding period.

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

The Purchase Agreement contained customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties. Pursuant to the terms of the Purchase Agreement and subject to certain exceptions, the Company agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the Purchase Agreement) during the 30-day period following the closing of the March 2023 Offering.

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

The Common Warrants were offered in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and, along with the shares of Common Stock underlying the Common Warrants, were not registered under the Securities Act or applicable state securities laws.

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

Each Common Warrant represented the right to purchase shares of Common Stock at an exercise price of $0.791 per share of Common Stock. The Common Warrants were exercisable immediately and had a term of five and one-half years from the issuance date, subject in each case to the beneficial ownership limitations set forth in the form of Common Warrant. The Company recognized the Common Warrants and Pre-Funded Warrants as classified as equity.

The Company entered into an engagement letter with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the issuance and sale of securities of the Company pursuant to the Purchase Agreement. As compensation for such placement agent services, the Company agreed to pay Wainwright a total cash fee equal to 7.5% of the aggregate gross proceeds of the Offering; a non-accountable expense allowance of $70 thousand and clearing fees of $16 thousand. The Company also granted Wainwright a right of first refusal for a period of six months following the closing of the Offering to act as sole book-running manager, sole underwriter or sole placement agent for any public or private placement or other capital-raising financing, subject to certain exceptions.

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

Option awards are generally granted with an exercise price equal to the fair value of the common stock at the date of grant and have contractual terms of ten years. Stock options granted to executive officers and employees generally vest either 1) over a four-year period, with 25% vesting on the one-year anniversary of the grant date and the remaining 75% vesting quarterly over the remaining three years, assuming continued service, and with vesting acceleration in full immediately prior to a change in control, or 2) for certain stock options granted on September 18, 2019, 50% vest on each of January 1, 2021 and January 1, 2022, assuming continued service, and with vesting acceleration in full immediately prior to a change in control. For certain grants such as those made to members of the Company’s Board of Directors, vesting occurs 12 months after the date of the grant. Restricted stock units generally vest and are settled upon the first anniversary of the grant date. There were no grants of restricted stock units during the three and nine months ended September 30, 2023 or 2022 and no unvested restricted stock units as of September 30, 2023 or 2022.

At September 30, 2023, 1,019,035 shares of common stock remained available for the grant of future awards under the 2018 Plan.

2013 Stock Incentive Plan

The Company’s 2013 Plan provided for the issuance of shares of common stock as incentive or non-qualified stock options and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At September 30, 2023, all shares available under the 2013 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2013 Plan.

2010 Stock Incentive Plan

The Company’s 2010 Plan, as amended and restated, provided for the grant of shares of common stock as incentive or non-qualified stock options, stock appreciation rights, restricted stock units and/or restricted common stock to employees, officers, directors, consultants and advisers. Option awards were generally granted with an exercise price equal to the fair value of the common stock at the date of grant and had contractual terms of ten years. At September 30, 2023, all shares available under the 2010 Plan were subject to outstanding equity awards, and no new awards may be granted under the 2010 Plan.

Stock Plan Activity

A summary of option activity under the 2018 Plan, 2013 Plan, and 2010 Plan for the nine months ended September 30, 2023 and 2022, is as follows:

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2022	2,794,850	$6.36	7.4
Granted	630,000	$1.67
Cancelled/forfeited	(474,751)	$3.79
Options outstanding at September 30, 2023	2,950,099	$5.77	7.0	$—
Options exercisable at September 30, 2023	1,798,431	$8.05	5.9	$—

Year-to-Date Activity	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Millions)
Options outstanding at December 31, 2021	1,954,975	$8.16	7.8
Granted	960,500	$2.33
Cancelled/forfeited	(85,000)	$3.75
Options outstanding at September 30, 2022	2,830,475	$6.32	7.8	$—
Options exercisable at September 30, 2022	1,398,730	$9.64	6.5	$—

At September 30, 2023, there was $1.9 million of unrecognized compensation expense related to the stock-based compensation arrangements granted under all plans, which will be recognized as expense over the remaining vesting period for those options of 2.4 years. The weighted average grant date fair value of options granted during the nine months ended September 30, 2023 was $1.43. The fair value of shares vested during the three and nine months ended September 30, 2023 was $0.2 million and $1.1 million, respectively. The fair value of shares vested during the three and nine months ended September 30, 2022 was $0.4 million and $1.5 million, respectively. The amount of stock-based compensation expense recorded to research and development expenses and to selling, general and administrative expenses is detailed in table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation
Research and development	$79,331	$160,316	$278,910	$459,636
Selling, general and administrative	153,192	299,799	499,025	935,353
Total stock-based compensation expense	$232,523	$460,115	$777,935	$1,394,989

Warrants issued to SWK

	Nine Months Ended September 30,
	2023		2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	250,000	$2.08	—	$—
Granted during the period	750,000		250,000	2.08
Outstanding at end of the period	1,000,000	$0.52	250,000	$2.08

Exercisable at end of the period	1,000,000	$0.52	250,000	$2.08

Weighted average remaining life	6.1 years		6.5 years

Warrants issued in March 2023 Offering

	Nine Months Ended September 30,
	2023
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—
Granted during the period	3,505,612
Exercised during the period	(585,306)
Outstanding at end of the period	2,920,306	$0.79

Exercisable at end of the period	2,920,306	$0.79

Weighted average remaining life	5.0 years

11.
NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss in each period by the weighted-average number of common shares outstanding during such period. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For the periods presented, common stock equivalents, consisting of stock-based awards and the SWK Warrants, were not included in the calculation of the diluted loss per share because to do so would be antidilutive. The exercise prices of the SWK Warrants are subject to a proportionate adjustment in the event of a stock dividend or stock split. The Company concluded that they should be deemed participating securities. However, as the Company is currently operating in a net loss position for the three and nine month periods ended September 30, 2023 and has not declared any dividends, such inclusion of the participating securities related to the SWK Warrants (as common stock equivalents) would be antidilutive and thus would be excluded from the calculation of net loss per share. When calculating diluted net loss per share, the Company includes, only if dilutive, the potential common shares associated with the Marathon Convertible Notes using the “if-converted” method, which adjusts the numerator for any impact to earnings for the period and includes in the denominator the shares assumed to be converted at the beginning of the period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share for the three and six months ended September 30, 2023 and 2022 is as follows:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Numerator:
Net loss	$(14,731,267)	$(5,006,945)	$(39,102,693)	$(16,852,985)

Denominator:
Basic:
Weighted average shares of common stock outstanding	24,463,726	16,089,019	23,254,253	15,230,839

Diluted:
Weighted average shares of common stock outstanding	24,463,726	16,089,019	23,254,253	15,230,839
Effect of potentially dilutive shares (1)	—	—	—	1,854,945
Total weighted average shares of common stock and potentially dilutive shares	24,463,726	16,089,019	23,254,253	17,085,784

Net loss per common share:
Basic:
Net loss applicable to common stockholders	$(14,731,267)	$(5,006,945)	$(39,102,693)	$(16,852,985)
Weighted average shares of stock outstanding, basic	24,463,726	16,089,019	23,254,253	15,230,839
Basic net loss per common share	$(0.60)	$(0.31)	$(1.68)	$(1.11)

Diluted:
Net loss applicable to common shareholders, diluted (1)	$(14,731,267)	$(5,006,945)	$(39,102,693)	$(19,249,985)
Weighted average shares of stock outstanding, diluted	24,463,726	16,089,019	23,254,253	17,085,784
Diluted net loss per common share	$(0.60)	$(0.31)	$(1.68)	$(1.13)

(1) In calculating diluted net loss per share for the nine months ended September 30, 2022, we excluded the impact of changes in the fair value of the Secured Convertible Notes of $2.4 million. The 1,854,945 shares for the nine months ended September 30, 2022 are the weighted average shares associated with the original principal amount of the Secured Convertible Notes.

The application of the “if-converted” method to the 2.4 million shares associated with the Secured Convertible Notes, as of the beginning of the period, was not applicable for the three and nine months ended September 30, 2023 because to do so would have been antidilutive. As of September 30, 2023 and 2022, the number of shares of common stock underlying potentially dilutive securities excluded from the calculation of diluted net loss per share, because the company’s net loss meant that their inclusion would have been antidilutive for those periods, consist of:

	September 30,
	2023	2022
Options to purchase common stock	2,950,099	2,830,475
Shares associated with Marathon Convertible Note	2,400,000	—
March 2023 Offering warrants	2,920,306	—
SWK Warrants	1,000,000	250,000
Total	9,270,405	3,080,475

12.
SUBSEQUENT EVENTS

Acquisition of the Company by Zevra

On August 30, 2023, the Company entered into the Merger Agreement with Zevra and Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub would merge with and into the Company, with the Company surviving the Merger as an indirect wholly-owned subsidiary of Zevra. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the Effective Time, each issued and outstanding share of common stock of

Acer Common Stock (other than (i) shares held in the Company’s treasury or shares owned directly or indirectly by Zevra, Merger Sub or any wholly-owned subsidiary of Acer and (ii) any shares held by any holder who properly demands appraisal of such shares under Delaware law) would convert automatically into and represented the right to receive (a) 0.1210 of a share of Zevra Common Stock and (b) a CVR issued by Zevra, which represented the right to receive one or more contingent payments, if any, upon the achievement of certain milestones, subject to and in accordance with the terms of the CVR Agreement that was entered into prior to the Effective Time and pursuant to (and as contemplated by) the Merger Agreement. All outstanding and unexercised stock options were cancelled as of the closing date of the Merger, without any cash or other consideration. On November 1, 2023, the Company entered into a Warrant Termination Agreement with SWK Funding LLC, Zevra and the Company which provided for the termination of the SWK Warrants in exchange for payments to be made to SWK from amounts otherwise available for payout to the Company’s stockholders pursuant to the CVR Agreement. The stockholders approved and adopted the Merger Agreement at the Special Meeting held on November 8, 2023, at 11:00 a.m. Eastern Time. On November 17, 2023, the Merger was completed.

Amendment to Zevra Bridge Loan

On October 31, 2023, the Company entered into an amendment to the Bridge Loan Agreement which increased the commitment from $16,500,000 to $18,000,000.

Delisting from Nasdaq

On October 31, 2023, the Company, received a letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that The Nasdaq Stock Market LLC would suspend trading in the Company’s common stock effective at the opening of trading on November 9, 2023, due to the Company’s noncompliance with Nasdaq’s minimum market value of listed shares requirement. On November 9, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market and began trading on OTC Pink Market under the symbol “ACER”. On November 20, 2023, Nasdaq filed with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

Departure of Directors or Certain Officers

In connection with the consummation of the Merger, at the Effective Time, pursuant to the terms of the Merger Agreement, Stephen J. Aselage, Jason Amello, John M. Dunn, Michelle Griffin and Chris Schelling each resigned and ceased serving as directors of Acer. On November 17, 2023, R. LaDuane Clifton and Joshua Schafer became the directors of the surviving corporation. On November 17, 2023, each of Chris Schelling, Acer’s President and Chief Executive Officer, and Harry S. Palmin, Acer’s Chief Financial Officer, ceased to be an executive officer of Acer.

Cancelation of March 2023 Offering Warrants

On November 20, 2023, Zevra Therapeutics, Inc., the Parent Company, entered into an agreement with the holders of the Company’s March 2023 Offering Warrants (the “Investor”), pursuant to which Zevra agreed to issue 917,934 shares of the Zevra’s common stock in exchange for the cancellation of a the March 2023 Offering Warrant held by the Investor to purchase 2,920,306 shares of common stock of Acer.

Severance to Certain Officers and Employees

Each of Acer’s current executive officers and certain key employees has entered into an employment agreement with Acer pursuant to which the executive officer and certain key employees is entitled to severance benefits upon a qualifying termination of employment. In the event an executive officer’s or key employees employment is terminated without Cause (as defined in each executive officer’s employment agreement) or due to a Constructive Termination (as defined in each executive officer’s or key employee’s employment agreement), in each instance during the period commencing one month prior to the Merger and terminating 12 months after the Merger, the executive officer or key employee will be entitled to (i) a payment, less applicable taxes and withholdings, equal to his or her then-current base salary for a period of 6 or 12 months depending on job level plus (ii) either 0.5x or 1x times, depending on job level, of his or her annual discretionary target bonus calculated for such period. The executive officer or key employee would receive any such payment in the form of a lump sum 60 days following such termination of employment. In addition, if the executive officer or key employee elects to continue his or her health insurance coverage under COBRA, then Acer will reimburse the executive officer or key employee for the same portion of the executive officer’s or key employee’s monthly premium over such 6 or 12-month period. In connection with the closing of the merger, these severance benefits were triggered, resulting in approximately up to $3.5 million in severance obligations.

Stockholder Litigation Related to the Merger

On October 12, 2023, Brodsky & Smith, purporting to act as counsel for Jerry Beavee, who is asserted to be a stockholder of the Company, filed a complaint entitled Jerry Beavee v. Acer Therapeutics Inc., et al., No. 1:23-cv-08995 in the United States District Court for the Southern District of New York alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 by filing the Preliminary Merger Registration Statement which allegedly omitted certain information that such counsel asserts is material to the Company’s required disclosure. The complaint prays that, if asserted omissions are not adequately corrected, then Beavee will seek to enjoin the Company from holding a stockholder meeting to approve the proposed acquisition transaction and, if the transaction closes, will seek to rescind it and seek an award of damages. On October 17, 2023, the court set an initial pretrial conference for December 13, 2023.

On October 20, 2023, Long Law, LLC and Acocelli Law, PLLC, purporting to act as counsel for Kevin Turner, who is asserted to be a stockholder of the Company, filed a complaint entitled Kevin Turner v. Acer Therapeutics Inc., et al., No. 1:23-cv-01185 in the United States District Court for the District of Delaware alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 by filing the Definitive Proxy Statement which allegedly omitted certain information that such counsel asserts is material to the Company’s required disclosure. The complaint prays that, if asserted omissions are not adequately corrected, then Turner will seek to enjoin the Company from holding a stockholder meeting to approve the proposed acquisition transaction and, if the transaction closes, will seek to rescind it and seek an award of damages.

On October 20, 2023, Long Law, LLC, purporting to act as counsel for Matthew Jones, who is asserted to be a stockholder of the Company, filed a complaint entitled Matthew Jones v. Acer Therapeutics Inc., et al., No. 1:23-cv-01186 in the United States District Court for the District of Delaware alleging that defendants violated Section 14(a) and 20(a) of the Securities Exchange Act of 1934 as well as SEC Rule 14a-9 by filing the Definitive Proxy Statement which allegedly omitted certain information that such counsel asserts is material to the Company’s required disclosure. The complaint prays that, if asserted omissions are not adequately corrected, then Jones will seek to enjoin the Company from holding a stockholder meeting to approve the proposed acquisition transaction and, if the transaction closes, will seek to rescind it and seek an award of damages.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition is as of September 30, 2023. Our results of operations and cash flows should be read in conjunction with our unaudited condensed financial statements and notes thereto included elsewhere in this report and the audited financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2022.

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

These forward-looking statements do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements, including, without limitation, statements regarding revenue, expenses and other financial metrics, including expectations and trends related thereto, current or future financial payments, costs, returns, royalties, performance and position, plans and objectives for future operations, plans and objectives for product development, plans and objectives for present and future clinical trials and results of such trials, plans and objectives for regulatory approval, litigation, intellectual property, information about our product OLPRUVA® (sodium phenylbutyrate) for oral suspension, including statements about our development and future lifecycle opportunities, manufacturing plans and performance, management’s initiatives and strategies, and the development of our product candidates and our expectations related thereto, including EDSIVO™ (celiprolol), ACER-801 (osanetant), and ACER-2820 (emetine), constitute forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could affect our ability to successfully implement our business strategy and cause actual results to differ materially from those anticipated.

You should carefully consider all of the information in this report and the risk factors set forth in our Annual Report on Form 10-K and subsequent filings with the SEC under “Risk Factors,” before deciding whether to invest in us.

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

In the U.S., OLPRUVA® (sodium phenylbutyrate) for oral suspension is approved for the treatment of urea cycle disorders (“UCDs”) involving deficiencies of carbamylphosphate synthetase (“CPS”), ornithine transcarbamylase (“OTC”), or argininosuccinic acid synthetase (“AS”). We also have a pipeline of investigational product candidates, including EDSIVO™ (celiprolol) for the treatment of vascular Ehlers-Danlos syndrome (“vEDS”) patients with a confirmed type III collagen (COL3A1) mutation. During the quarter ended September 30, 2023, we began generating revenue from the sale of OLPRUVA® in the U.S.

Acquisition by Zevra

On August 30, 2023, the Company entered into the Merger Agreement with Zevra and Merger Sub, pursuant to which, subject to the terms and conditions of the Merger Agreement, Merger Sub would merge with and into the Company, with the Company surviving the Merger as an indirect wholly-owned subsidiary of Zevra. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the Effective Time, each issued and outstanding share of common stock of Acer Common Stock (other than (i) shares held in the Company’s treasury or shares owned directly or indirectly by Zevra, Merger Sub or any wholly-owned subsidiary of Acer and (ii) any shares held by any holder who properly demands appraisal of such shares under Delaware law) would convert automatically into and represented the right to receive (a) 0.1210 of a share of Zevra Common Stock and (b) a CVR issued by Zevra, which represented the right to receive one or more contingent payments, if any, upon the achievement of certain milestones, subject to and in accordance with the terms of the CVR Agreement that was entered into prior to the Effective Time and pursuant to (and as contemplated by) the Merger Agreement.

The stockholders approved and adopted the Merger Agreement at the Special Meeting held on November 8, 2023, at 11:00 a.m. Eastern Time. On November 17, 2023, the Merger was completed.

On October 31, 2023, the Company, received a letter from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that The Nasdaq Stock Market LLC would suspend trading in the Company’s common stock effective at the opening of trading on November 9, 2023 due to the Company’s noncompliance with Nasdaq’s minimum market value of listed shares requirement. On November 9, 2023, the Company’s common stock was suspended from trading on the Nasdaq Capital Market and began trading on OTC Pink Market under the symbol “ACER”. On November 20, 2023, Nasdaq filed with the SEC a Notification of Removal from Listing and/or Registration on Form 25 to delist and deregister the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company will file with the SEC a Certification and Notice of Termination of Registration on Form 15 under the Exchange Act, requesting that the Company’s reporting obligations under Sections 13 and 15(d) of the Exchange Act be suspended.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”), which contemplate continuation of the Company as a going concern. We have incurred recurring losses from operations, negative cash flows from operations, have a net working capital deficiency, and have a net capital deficiency. During the three months ended September 30, 2023, we generated our first commercial product revenues, however until such time as revenues increase to a level higher than our ongoing operating costs and expenses, we will continue to be dependent on additional funding. Since inception, we have experienced significant losses and incurred negative cash flows from operations. We have spent, and expect to continue to spend, a substantial amount of funds in connection with implementing our business strategy, including our planned product development efforts and commercial activities.

As of September 30, 2023, we had cash and cash equivalents of $0.6 million and current liabilities of $61.7 million, which include $1.5 million associated with accrued payments to a collaboration partner (see Note 3, Significant Accounting Policies, Revenue Recognition and Accounting for Collaboration Agreements, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report).

These factors individually and collectively raise substantial doubt about our ability to continue as a going concern on a standalone basis (assuming the Merger did not occur, see Note 2, Acquisition by Zevra, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report) for at least 12 months from the date these financial statements are available, or November 20, 2024. Subsequent to the close of the Merger, the Company would need a formal letter of support of its parent to eliminate the substantial doubt about its ability to continue as a going concern for the previously defined period which had not been formalized as of the filing of this 10-Q. The accompanying financial statements do not include any adjustments or classifications that may result from our possible inability to continue as a going concern.

Components of Our Results of Operations

Product revenue, net

In December 2022, the U.S. Food and Drug Administration (“FDA”) approved OLPRUVA® (sodium phenylbutyrate), a prescription medicine used along with certain therapy, including changes in diet, for the long-term management of adults and children weighing 44 pounds (20 kg) or greater and with a body surface area (BSA) of 1.2 m2 or greater, with UCDs, involving deficiencies of CPS, OTC or AS and we launched OLPRUVA® in the U.S. in the third quarter of 2023. All product revenue net, recognized during the period relates to units of OLPRUVA® sold in the U.S.

If our product candidates are not developed in a timely manner, if regulatory approval is not obtained for them, or if such product candidates are not commercialized, our ability to generate future revenue, and our results of operations and financial position, would be adversely affected.

Cost of Product Revenue

Cost of product revenue consists primarily of costs associated with the manufacturing of OLPRUVA® and certain period costs, which include:

•
Direct materials costs;
•
Packaging services;
•
Transportation costs;
•
Manufacturing overhead costs;
•
Royalties owed in connection with the Relief Termination Agreement

As a result of global macroeconomic conditions, we may experience some disruption and volatility in our global supply chain network, and we may in the future experience disruptions in availability and delays in shipments of raw materials and packaging, as well as related cost inflation.

Revenue from Collaboration Funding

Our revenue from collaboration funding previously consisted of activities in connection with a collaboration agreement, including a license of intellectual property. See Note 3, Significant Accounting Policies, Revenue Recognition and Accounting for Collaboration Agreements, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, for further discussion of the termination of our collaboration agreement.

Activities Associated with Collaboration Agreements

From time to time, we have recognized collaboration funding as a reduction to research and development expenses and selling, general and administrative expenses amounts attributed to providing services to our collaboration partner for which we have been reimbursed. During the three months ended September 30, 2023, in connection with the Termination Agreement, we recognized expenses associated with payment made to our collaboration partner. See Note 3, Significant Accounting Policies, Revenue Recognition and Accounting for Collaboration Agreements, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, for further discussion of the termination of our collaboration agreement

Research and Development Expenses

Research and development expenses consist of costs associated with the development of our product candidates. Our research and development expenses include:

•
employee-related expenses, including salaries, benefits, and stock-based compensation
•
external research and development expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), contract manufacturing organizations, consultants, and our scientific advisors
•
license fees and other direct costs of acquiring intellectual property

We expense research and development costs as incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expenses as the service has been performed or as the goods have been received. From time to time, in connection with the Collaboration Agreement with Relief, we had previously recognized “contra-expense” for the research and development activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

At any time, we are working on multiple programs. Our internal resources, employees, and infrastructure are not directly tied to any one research or drug discovery project and are typically deployed across multiple projects. Since our inception in December 2013, we have spent a total of $93.2 million in research and development expenses through September 30, 2023. Of that amount, $40.0 million was directly related to EDSIVOTM; $31.3 million was directly related to OLPRUVA®, offset by $15.2 million of collaboration funding; $12.8 million was directly related to ACER-801; $5.4 million was directly related to ACER-2820; and $3.7 million was related to other development activities.

We expect our research and development expenses to be substantial for the foreseeable future as we continue to conduct our ongoing regulatory activities, initiate new preclinical and clinical trials, and build upon our pipeline. The process of conducting clinical trials and preclinical studies necessary to obtain regulatory approval, preparing to seek regulatory approval, and preparing for commercialization in the event of regulatory approval, is costly and time-consuming. While we received approval for OLPRUVA® on December 22, 2022 for oral suspension in the U.S. for the treatment of certain patients with UCDs involving deficiencies of CPS, OTC, or AS, we may never succeed in achieving marketing approval for any of our other product candidates.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits, and stock-based compensation; external precommercial and commercial costs; and professional fees for legal, business consulting, auditing, and tax services. We expect that selling, general and administrative expenses will be substantial in the future. From time to time, in connection with the Collaboration Agreement with Relief, we have recognized “contra-expense” for the selling, general and administrative activities which were funded by the Collaboration Agreement. These contra-expense amounts are disclosed parenthetically on the face of the financial statements.

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

Revenue Recognition and Accounting for Collaboration Agreements

With respect to our Critical Accounting Estimates, the disclosure provided in Note 3, Significant Accounting Policies, Revenue Recognition and Accounting for Collaboration Agreements, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Clinical Trial and Preclinical Study Expenses

We make estimates of prepaid and/or accrued expenses as of each balance sheet date in our financial statements based on certain facts and circumstances at that time. Our accrued expenses for preclinical studies and clinical trials are based on estimates of costs incurred for services provided by CROs, manufacturing organizations, and for other trial- and study-related activities. Payments under our agreements with external service providers depend on a number of factors such as site initiation, patient screening, enrollment, delivery of reports, and other events. In accruing for these activities, we obtain information from various sources and estimate the level of effort or expense allocated to each period. Adjustments to our research and development expenses may be necessary in future periods as our estimates change. As these activities are generally material to our overall financial statements, subsequent changes in estimates may result in a material change in our accruals. No material changes in estimates were recognized in the three and nine months ended September 30, 2023 and 2022. Our accounts payable and accrued expenses include costs associated with preclinical or clinical studies of $1.6 million and $0.9 million at September 30, 2023 and December 31, 2022, respectively.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue, net	$371,790	$—	$371,790	*
Operating costs and expenses:
Cost of product revenue	83,805	—	83,805	*
Payments to collaboration partner	6,952,802	—	6,952,802	*
Research and development (net of collaboration funding of $0 and $2,178,078 in the three months ended September 30, 2023 and 2022	$1,522,161	$2,681,680	$(1,159,519)	(43)%
Selling, general and administrative (net of collaboration funding of $0 and $1,432,889 in the three months ended September 30, 2023 and 2022	4,690,960	2,557,370	2,133,590	83%
Loss from operations	(12,877,938)	(5,239,050)	(7,638,888)	146%
Total other (expense) income, net	(1,853,329)	232,105	(2,085,434)	(898)%
Net loss	$(14,731,267)	$(5,006,945)	$(9,724,322)	194%

* - Measure not meaningful

Product revenue, net

We began commercially selling OLPRUVA® within U.S. in July 2023, following the approval of the U.S. Food and Drug Administration (“FDA”). For the three months ended September 30, 2023, we recorded approximately $0.4 million of product revenue, net. For further discussion regarding our revenue recognition policy, see Note 3, Summary of Significant Accounting Policies, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of product revenue

Cost of product revenue of $84 thousand for the three months ended September 30, 2023, consisted of costs to procure, manufacture, and distribute our marketed product, OLPRUVA. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain immaterial costs, primarily bulk drug product, related to units recognized as revenue during the three months ended September 30, 2023, were expensed prior to obtaining regulatory approvals and, therefore, are not included in cost of product revenue during this period. We expect cost of product revenue to increase as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2024.

Payments to collaboration partner

Payments to collaboration partners is related to the Termination Agreement signed on August 28, 2023, see Note 3, Summary of Significant Accounting Policies, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

Research and Development Expenses

Research and development expenses were $1.5 million, net of collaboration funding of $0.0 million, for the three months ended September 30, 2023, as compared to $2.7 million, net of collaboration funding of $2.2 million, for the three months ended September 30, 2022. We did not recognize collaboration funding as contra expense during the three months ended September 30, 2023. This decrease of $1.2 million was primarily due to decreases in collaboration funding contra-expense, offset by decreases in expenses for clinical studies, employee-related expenses, expenses for consulting and professional services, and contract manufacturing expenses. Research and development expenses related to ACER-001 increased in the three months ended September 30, 2023, resulting from a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the three months ended September 30, 2023 were comprised of $0.8 million related to EDSIVOTM; $0.4 million related to ACER-001, offset by no collaboration funding; $0.1 million related to ACER-801; and $0.2 million related to other development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.7 million, net of collaboration funding of $0.0 million, for the three months ended September 30, 2023, as compared to $2.6 million, net of collaboration funding of $1.4 million, for the three months ended September 30, 2022. We did not recognize collaboration funding as contra expense during the three months ended September 30, 2023. This increase of $2.1 million was primarily due to decreases in collaboration funding contra-expense, offset by decreases in marketing expenses, expenses for consulting and professional services, and employee-related expenses. Selling, general and administrative expenses related to ACER-001 increased in the three months ended September 30, 2023, resulting from a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2023 was primarily attributable to changes in the fair value of debt instruments and interest expense. Other income (expense), net for the three months ended September 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Revenue:
Product revenue, net	$371,790	$—	$371,790	*
Operating costs and expenses:
Cost of product revenue	83,805	—	83,805	*
Payments to collaboration partner	6,952,802	—	6,952,802	*
Research and development (net of collaboration funding of $1,318,482 and $6,826,080 in the nine months ended September 30, 2023 and 2022, respectively)	5,383,998	9,280,092	(3,896,094)	(42)%
Selling, general and administrative (net of collaboration funding of $2,547,291 and $7,062,766 in the nine months ended September 30, 2023 and 2022, respectively)	10,112,902	10,071,044	41,858	0%
Loss from operations	(22,161,717)	(19,351,136)	(2,810,581)	15%
Total other income (expense), net	(16,940,976)	2,498,151	(19,439,127)	(778)%
Net loss	$(39,102,693)	$(16,852,985)	$(22,249,708)	132%

* - Measure not meaningful

Product revenue, net

We began commercially selling OLPRUVA® within U.S. in July 2023, following the approval of the U.S. Food and Drug Administration (“FDA”). For the nine months ended September 30, 2023, we recorded approximately $0.4 million of product revenue, net. For further discussion regarding our revenue recognition policy, see Note 3, Summary of Significant Accounting Policies, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

Cost of product revenue

Cost of product revenue of $84 thousand for the nine months ended September 30, 2023, consisted of costs to procure, manufacture, and distribute our marketed product, OLPRUVA. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain immaterial costs, primarily bulk drug product, related to units recognized as revenue during the nine months ended September 30, 2023, were expensed prior to obtaining regulatory approvals and, therefore, are not included in cost of product revenue during this period. We expect cost of product revenue to increase as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2024.

Payments to collaboration partner

Payments to collaboration partners is related to the Termination Agreement signed on August 28, 2023, see Note 3, Summary of Significant Accounting Policies, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report.

Research and Development Expenses

Research and development expenses were $5.4 million, net of collaboration funding of $1.3 million, for the nine months ended September 30, 2023, as compared to $9.3 million, net of collaboration funding of $6.8 million for the nine months ended September 30, 2022. This decrease of $3.9 million was primarily due to a decrease in collaboration funding contra-expense recognized during the period, offset by decreases in expenses for contract manufacturing as a result of the Company’s OLPRUVA® product approval at the end of 2022. There were additional decreases in employee-related expenses, and expenses for consulting and professional services. Research and development expenses related to ACER-001 decreased in the nine months ended September 30, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief. Research and development expenses for the nine months ended September 30, 2023 were comprised of $2.8 million related to EDSIVOTM; $1.8 million related to ACER-001, offset by $1.3 million of collaboration funding; $1.1 million related to ACER-801; and $1.0 million related to other development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10.1 million, net of collaboration funding of $2.5 million, for the nine months ended September 30, 2023, as compared to $10.1 million, net of collaboration funding of $7.1 million, for the nine months ended September 30, 2022. Though selling, general and administrative expense were relatively flat compared to the prior year, there were decreases in collaboration funding contra-expense recognized during the nine month period compared with the prior year. Underlying the decrease in collaboration funding contra-expense, were decreases in marketing expenses, employee-related expenses, and expenses for consulting and professional services. Selling, general and administrative expenses related to ACER-001 decreased in the nine months ended September 30, 2023, resulting in a decrease in the recognition of the collaboration funding from the Collaboration Agreement with Relief.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2023 was primarily attributable to expense from extinguishment of debt, changes in the fair value of debt instruments, interest expense, and costs of debt issuance. The loss on extinguishment of debt totaling $8.2 million recognized in the nine months ended September 30, 2023 was comprised of $5.0 million and $2.7 million of increases in the post-modification cashflows of the Marathon Convertible Notes and Term Loans, respectively, as well as the fair value of the SWK Third Warrant of $0.5 million. Additionally, during the period, we recognized a loss on extinguishment of $0.4 million related to the issuance of the SWK Fourth Warrant. The Company also recognized $1.1 million of interest expense during the nine months ended September 30, 2023. Other income (expense), net for the nine months ended September 30, 2022 was primarily attributable to income from changes in the fair value of debt instruments, partially offset by costs of debt issuance.

Liquidity and Capital Resources

We have never been profitable and have incurred operating losses in each year since inception. From inception to September 30, 2023, we have raised net cash proceeds of $122.8 million, primarily from common stock offerings, private placements of convertible preferred stock, debt instruments, and convertible debt instruments. In addition, from inception to September 30, 2023, we have raised cash proceeds of $35.0 million from collaboration agreements, however during the three months ended September 30, 2023, as noted in connection with the Termination Agreement we agreed to pay our collaboration partner $11.5 million, $10 million upon signing, and an additional $1.5 million approximately on the one year anniversary of the agreement. As of September 30, 2023, we had $0.6 million in cash and cash equivalents, and current liabilities aggregating to $61.7 million, which include $1.5 million of accrued payments to our collaboration partner. Our net loss for the three months ended September 30, 2023 and 2022 was $14.7 million and $5.0 million, respectively. As of September 30, 2023, we had an accumulated deficit of $179.8 million. Substantially all of our operating losses resulted from expenses incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations.

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(28,904,984)	$(21,953,658)
Investing activities	(3,066)	(35,840)
Financing activities	27,173,491	15,656,659
Net decrease in cash and cash equivalents	$(1,734,559)	$(6,332,839)

Operating Activities

Net cash used in operating activities was $28.9 million for the nine months ended September 30, 2023, as compared to $22.0 million for the nine months ended September 30, 2022.The increase of $7.0 million was primarily the result of the $10 million payment made to Relief in connection with the Termination Agreement, as well as decreases in deferred collaboration funding in the nine months ended September 30, 2023 as compared to the same period in the prior year, increases in inventory during the current nine month period, partially offset by a lower net loss adjusted for non cash items. Additionally, the prior year included the receipt during the nine month period of the $5.0 million receivable from Relief.

Investing Activities

Net cash used in investing activities during each of the nine months ended September 30, 2023 and 2022 was related to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities was $27.2 million for the nine months ended September 30, 2023, as compared to $15.7 million for the nine months ended September 30, 2022. Financing activities in the nine months ended September 30, 2023 include receipt of proceeds for the issuance of common stock and warrants, net of fees, of $6.5 million, and proceeds from the issuance of the SWK Second Term loan and SWK Third Warrant, net of fees, of $6.8 million, and proceeds from the promissory note payable to an officer of $1.0 million, partially offset by $0.6 million principal paid on the Original Term Loan. Additionally, the net cash provided by financing activities during the nine months ended September 30, 2023, includes proceeds from the Zevra Bridge Loan of $13.4 million. Net cash provided by financing activities during the nine months ended September 30, 2022 consisted primarily of $6.0 million net proceeds received from the Original Term Loan, $5.5 million net proceeds received from the Secured Convertible Notes, and $0.3 million received from the exercise of the Pre-Funded Warrants, and $4.5 million of proceeds from the sale of common stock through the our ATM and equity line, partially offset by issuance costs of $0.7 million related to these debt and convertible debt instruments.

Contractual Commitments

With respect to our contractual commitments, the disclosure provided in Note 9, Commitments and Contingencies, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, is incorporated by reference herein.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Our management, with the participation of our Certifying Officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, we began generating revenue from the sale of OLPRUVA® in the U.S. We consider the accounting for our product revenue, net to be material to our results of operations in future periods, and believe that the additional internal controls and procedures added during the three months ended September 30, 2023, relating to the accounting for product revenue, net, and related commercial inventory, have a material effect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or proceedings relating to claims arising out of our operations. See Note 9, Commitments and Contingencies, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, to our unaudited condensed financial statements included in this report for a description of a putative securities class action and stockholder derivative suit complaints filed against us, all of which have now been dismissed. See also Note 12, Subsequent Events, in the Notes to Condensed Financial Statements included in Part I, Item 1 of this Quarterly Report, for a description of the stockholder litigation related to the Merger.

We are not currently a party to any other legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation could have an adverse impact on our business because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Not applicable

Item 5. Other Information.

(c) Trading Plans

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger dated as of August 30, 2023 by and among the Company, Zevra Therapeutics, Inc., and Aspen Z Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023).

3.1

Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 17, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2023).

3.2	Amended and Restated Bylaws, effective November 17, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 20, 2023).

3.3*	Certificate of Merger, as filed with the Delaware Secretary of State on November 17, 2023.

10.1

Bridge Loan Agreement dated as of August 30, 2023, by and between the Company and Zevra Therapeutics, Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.2

Security Agreement dated as of August 30, 2023 by and between the Company and Zevra Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.3

Exclusive License Agreement dated as of August 28, 2023 by and between the Company and Relief Therapeutics Holding AB (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.4

Amendment No. 1 to Unsecured Promissory Note dated as of August 30, 2023 by and between the Company and Christopher Schelling (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.5

Termination Agreement dated as of August 28, 2023 by and between the Company and Relief Therapeutics Holding AB (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 31, 2023).

10.6

First Amendment to the Bridge Loan Agreement dated as of October 31, 2023 by and between Zevra Therapeutics, Inc. and Acer Therapeutics Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2023).

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

ACER THERAPEUTICS INC.

Date: November 20, 2023	By:	/s/ Neil F. McFarlane
Neil F. McFarlane President and Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023		/s/ R. LaDuane Clifton
R. LaDuane Clifton, MBA, CPA Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer)